Form 10-K
period 1998-06-30
BEBE STORES INC
filed 1998-09-28
CIK 1059272

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED JUNE 30, 1998
                                       OR

  / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 0-24395

                            ------------------------

                               BEBE STORES, INC.

             (Exact name of registrant as specified in its charter)

                  DELAWARE                             94-2450490
  (State or Jurisdiction of Incorporation     (IRS Employer Identification
              or Organization)                           Number)

                               380 VALLEY DRIVE
                          BRISBANE, CALIFORNIA 94005
                   (Address of principal executive offices)
                           TELEPHONE: (415)715-3900

        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE
          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                    COMMON STOCK, PAR VALUE $0.001 PER SHARE
                                (TITLE OF CLASS)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    The aggregate market value of voting stock held by non-affiliates of the registrant was approximately $33,781,250 as of September 1, 1998, based upon the closing sale price per share of the registrant's Common Stock as reported on the Nasdaq National Market on such date. Shares of Common Stock held by each executive officer and director and by each person who owns 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive for other purposes. As of September 1, 1998, 23,889,997 shares of Common Stock, $0.001 per share par value, of the registrant were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Part III incorporates information by reference from the definitive Proxy Statement for the 1998 Annual Meeting of Shareholders, to be filed with the Commission no later than 120 days after the end of the registrant's fiscal year covered by this Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

COMPANY OVERVIEW

    bebe designs, develops and produces a distinctive line of contemporary women's apparel and accessories, which it markets under the bebe and bebe moda brand names through its 86 specialty retail stores located in 21 states. While bebe attracts a broad audience, the Company's target customers are 18 to 35 year-old women who seek current fashion trends interpreted to suit their lifestyle needs. The "bebe look," with an unmistakable hint of sensuality, appeals to a hip, sophisticated, body-conscious woman who takes pride in her appearance. The bebe customer is a discriminating consumer who demands value in the form of quality at a competitive price. bebe's broad product offering includes suits, tops, pants, skirts, dresses, logo and other activewear, outerwear, and handbags and other accessories. Much of the Company's merchandise is designed and developed in-house and manufactured to its specifications. The balance is developed primarily in conjunction with third party apparel manufacturers or, in some cases, selected directly from these manufacturers' lines.

    Founded by Manny Mashouf, the Company's current Chairman, President and Chief Executive Officer, bebe opened its first store in San Francisco, California in 1976 and grew to 73 stores by the end of fiscal 1996. Since the end of fiscal 1996, bebe has significantly strengthened its management team and has begun implementing several strategic initiatives which management believes have contributed to its recent strong performance and positioned it to support significant new store growth over the next several years. These initiatives were directed to all aspects of the Company's operations and in particular the merchandising, planning, manufacturing and distribution functions. The Company's merchandising initiatives focused primarily on expansion of its product line to include a broader array of tops, pants, dresses, accessories and logo items. While the Company's traditional bebe product offering spoke to the "nine to five" needs of a young professional woman, the expanded product line provides head-to-toe lifestyle dressing at a competitive price that easily adapts from day into evening. Additionally, the logo portion of the product line, which highlights the bebe logo on a variety of active and casual styles, enhances brand awareness while providing younger, "aspirational" customers an entry to the bebe product line at lower price points. The strategic initiatives relating to the planning, manufacturing and distribution functions primarily involve the implementation of more sophisticated procedures and a more disciplined approach to the operational aspects of the business.

    bebe reinforces its brand with a distinctive lifestyle image advertising campaign, using prominent fashion photographers. The Company believes that its emphasis on non-product specific lifestyle advertising promotes brand awareness and attracts customers who are intrigued by the playfully sensual and evocative imagery. The images are communicated to consumers through a variety of vehicles including fashion magazines, bus shelters, in-store displays and customer mailings. The Company further enhances the bebe brand image by designing its stores to create an upscale, inviting, boutique environment.

OPERATING STRATEGY

    While the market for women's apparel is extremely large, the Company believes that the distinctive, contemporary, bebe point-of-view addresses an underserved market segment and presents the Company with opportunities for future growth. The Company's objective is to become a global brand, offering quality merchandise that enhances the spirit and playful sensuality of the contemporary woman. The principal elements of the Company's operating strategy to achieve this objective are as follows:

    - PROVIDE DISTINCTIVE FASHION THROUGHOUT A BROAD PRODUCT LINE. bebe merchandisers take their fashion inspiration from throughout the world, interpreting contemporary ideas for silhouettes, fabrications and colors into products and styles to meet the everyday lifestyle needs of the bebe customer. While many of the Company's styles and products are represented season after season with variations in color, fabric or trim, its merchandisers are committed to bringing newness into the merchandise mix in response to emerging trends. bebe's product lines are carefully planned to represent a broad array of sleek, fashionable goods, with particular emphasis on career wear, related separates and day-into-evening styles. The bebe product line is further supported by a broad selection of accessories that help bebe customers create a distinctive ensemble, while logo-embellished items provide an entry point for younger, aspirational customers.

    - VERTICALLY INTEGRATE DESIGN, PRODUCTION, MERCHANDISING AND RETAIL FUNCTIONS. The Company believes that its vertical integration of processes from design to market coupled with its financial discipline enable it to produce distinctive quality merchandise of exceptional value. Once a line is conceived by the merchandise team, bebe maintains flexibility in its sourcing by subcontracting production of its own designs, developing exclusive products in conjunction with third party apparel manufacturers, or selecting merchandise directly from these manufacturers' lines. This approach also enables the Company to respond quickly to changing fashion trends, while reducing its risk of excess inventory.

    - MANAGE MERCHANDISE MIX. The Company believes that a disciplined approach to merchandising and a proactive inventory management program is critical to its success. By actively monitoring sell-through rates and managing the mix of categories and products in its stores, the Company believes it is able to respond to emerging trends in a timely manner; minimize its dependence on any particular category, style or fabrication; and preserve a balanced, coordinated presentation of merchandise within each store.

    - CONTROL DISTRIBUTION OF MERCHANDISE. bebe believes that its brand image is greatly enhanced by distributing its products through bebe stores. This controlled distribution strategy enables the Company to display the full assortment of its products, control the pricing, visual presentation and flow of goods, test new products and reinforce the brand's identity in the eyes of its customers.

    - ENHANCE BRAND IMAGE. Through an edgy, high-impact, visual advertising campaign utilizing print, outdoor, in-store and direct mail communication vehicles, the Company attracts customers who are intrigued by the playfully sensual and evocative imagery of the bebe lifestyle. The Company also offers a line of merchandise branded with the distinctive bebe logo to increase brand awareness. Within its stores, the Company seeks to create an upscale, inviting, boutique environment that further enhances the bebe brand and builds customer loyalty and demand for bebe merchandise. Furthermore, the Company trains bebe sales associates to be responsive and knowledgeable and encourages them to reflect the bebe image.

GROWTH STRATEGY

    bebe's objective is to grow its operations in a controlled manner, primarily through the opening of new stores. After intentionally slowing its store expansion in fiscal 1997 and 1998 while implementing strategic initiatives begun in fiscal 1996, the Company believes it is now positioned to accelerate its store opening program. With seven stores opened in fiscal 1998, the Company currently plans to open approximately 15 stores in each of fiscal 1999 and 2000, the majority of which will be in existing markets. In addition to its domestic expansion, the Company is considering international expansion primarily through licensing arrangements and has entered into a license agreement with a company in Mexico. Additionally, the Company continually reviews its store base and has identified three underperforming stores that it is considering closing prior to the end of fiscal 1999.

    In addition, the Company plans to grow through the extension of current product lines, introduction of new product categories, such as intimate apparel, and incremental operational improvements. The Company's Vice President of Licensing continually explores opportunities for licensing the bebe name for the development of product line extensions or new product categories that may include footwear and swimwear. The Company recently entered into a license agreement pursuant to which the licensee will manufacture and distribute eyewear products branded with the bebe logo to be sold at bebe stores and other retailers.

    To support the introduction of new product categories in recent years as well as to handle higher sales volumes, the Company has developed a store prototype that is larger than the average of 2,700 square feet for the Company's existing stores. The Company's new store prototype is approximately 3,000 to 5,000 square feet, although in certain selected markets the Company may open larger stores. As opportunities arise, the Company also may expand certain existing stores.

MERCHANDISING

    The Company's merchandising strategy is to provide current, timely fashions in a broad array of categories to suit the lifestyle needs of its customers. All of the Company's merchandise is marketed under the bebe or bebe moda brand names. Much of this merchandise is designed and developed in-house and manufactured to the Company's specifications. The balance is developed primarily in conjunction with third party apparel manufacturers or, in some cases, selected directly from these manufacturers' lines.

    PRODUCT CATEGORIES. After building a strong suiting business in the early 1990's, the Company diversified its product line in response to a decrease in demand for its suiting in fiscal 1996. The Company significantly increased the breadth of its product offerings by expanding categories such as related separates, dresses, leather, logo and accessories and began to plan and monitor its business by product classifications during fiscal 1997 and 1998. As volume has increased in these expanded categories, the Company's dependence on suiting has declined. While each category's contribution as a percentage of total net sales varies seasonally, each of the product classifications is represented throughout the year.

    bebe regularly evaluates new categories that may be appropriate for introduction and is currently producing an intimate apparel product line which the Company plans to introduce into stores in fall 1998. The Company recently entered into a license agreement pursuant to which the licensee will manufacture and distribute eyewear products branded with the bebe logo to be sold at bebe stores and other retailers. Additionally, the Company believes opportunities exist for other new product categories such as denim, footwear and watches.

    PRODUCT DEVELOPMENT. The Company takes a disciplined approach to the product development process. The goal of this approach is to allow its merchants to gain as much information as possible concerning product sell-through and current fashion trends before making fabric or product purchase commitments. The process is controlled by a detailed product development calendar which highlights key color selection, fabric order, pattern development and production order deadlines. The deadlines are established to ensure an adequate flow of inventory into the stores. While the product development calendar is established on a seasonal basis, commitments are made semi-monthly based on current sales and fashion trends thereby enhancing the Company's ability to react promptly to customer demand. In collaboration with the merchandising teams, designers continuously develop new styles to be presented at monthly product review and selection meetings. Styles presented at these meetings incorporate variations on existing styles in an effort to capitalize further on the more popular silhouettes or, to a lesser extent, entirely new styles and fabrications that respond to emerging trends or customer preferences.

    In addition, the product development process is supported by a detailed merchandising plan. This merchandising plan includes sales, inventory and profitability targets for each product classification and is reconciled with the Company's store sales plan, a compilation of individual store sales projections. On a semi-monthly basis, the merchandising plan is updated to reflect current sales and inventory trends and distributed throughout the merchandising department. The updated merchandising plan is used to adjust production orders as needed to meet inventory and sales targets. If bebe miscalculates consumer demand for its products, it may be faced with significant excess inventory and fabric for some products and missed opportunities for others. Weak sales and resulting markdowns could cause the Company's profitability to be impaired.

MARKETING

    The Company in recent years initiated an extensive image advertising program which addresses the lifestyles and aspirations of its target customers. Through an edgy, high-impact, visual advertising campaign, the Company attracts customers who are intrigued by the playfully sensual and evocative imagery. The Company believes that its emphasis on non-product specific lifestyle advertising promotes brand awareness and supports numerous product line expansion opportunities. The Company retains an outside advertising agency to create and implement a lifestyle advertising campaign in conjunction with the Company. This campaign, which emphasizes a forward-looking view of fashion, is communicated to consumers through a variety of vehicles including fashion magazines, bus shelters, in-store displays and customer mailings. In addition, the Company maintains a public relations department to communicate directly with fashion editors and supply them with a continuous flow of product information. On occasion, the Company has co-sponsored promotional events with fashion magazines, such as Elle, Glamour, Marie Claire and Vanity Fair.

STORES

    STORE LOCATIONS AND ENVIRONMENT. As of June 30, 1998, bebe operated 86 stores in 21 states. The Company's stores average approximately 2,700 square feet and are primarily located in regional shopping malls, and in several cases, free-standing street locations. The Company's stores are designed to create a clean, upscale boutique environment, featuring hardwood or marble floors and recessed lighting. Glass exteriors allow passersby to see easily into the store. The open floor design allows customers to readily view the majority of the merchandise on display while store fixtures allow for the efficient display of garments and accessories. An average store has between 14 and 20 product display bays with a flexible modular design that can be transformed easily to handle display racks, storage racks or shelving units.

    Stores are provided specific merchandise display directions on a weekly or bi-weekly basis from the corporate office based on currently available merchandise receipts. bebe's in-store product presentation utilizes a variety of different fixtures to highlight the product line's breadth and versatility. Complete outfits are displayed throughout the store using garments from a variety of product categories. By emphasizing outfits in this manner, the Company allows the customer to see how different pieces can be combined to create multiple ensembles.

    The following store list shows the number of bebe stores in each state in which stores are located as of June 30, 1998:

STATE                                    NUMBER OF STORES     STATE                                    NUMBER OF STORES
-------------------------------------  ---------------------  -------------------------------------  ---------------------
Arizona..............................                2        North Carolina.......................                1
California...........................               29        New Jersey...........................                3
Florida..............................                9        Nevada...............................                3
Georgia..............................                4        New York.............................                6
Hawaii...............................                1        Ohio.................................                1
Illinois.............................                4        Pennsylvania.........................                2
Indiana..............................                1        Tennessee............................                1
Massachusetts........................                4        Texas................................                4
Maryland.............................                2        Virginia.............................                2
Michigan.............................                2        Washington...........................                3
Minnesota............................                1        Washington D.C.                                      1

    The following table highlights the number of stores opened and closed in each of the last three fiscal years:

                                                                                FISCAL YEAR ENDED JUNE 30,
                                                                           -------------------------------------
                                                                              1996         1997         1998
                                                                              -----        -----        -----
Number of Stores:
Open at beginning of period..............................................          56           73           83
  Opened.................................................................          18           10            7
  Closed.................................................................          (1)           0           (4)
                                                                                   --           --           --
Open at end of period....................................................          73           83           86
                                                                                   --           --           --
                                                                                   --           --           --

    EXPANSION OPPORTUNITIES. In developing its store opening plan, the Company, in conjunction with a real estate consulting firm, in fiscal 1997 developed a profile of current customers and applied the profile to the largest 150 metropolitan areas in the United States. The Company currently operates bebe stores in 36 of these top geographic market areas and has identified additional geographic markets that it believes can support one or more bebe stores. In addition, management believes that there is a significant opportunity to expand the number of stores in most of the markets within which bebe stores are currently located. The Company, in conjunction with its real estate consultant, also has identified specific mall and street locations within each market to be considered for new bebe store locations. In selecting a specific site, the Company looks for high traffic locations primarily in regional shopping centers and in free-standing street locations. Proposed sites are evaluated based on the traffic pattern, co-tenancies, average sales per square foot achieved by neighboring stores, lease economics and other factors considered important within the specific location.

    The Company opened seven new stores in fiscal 1998 and plans to open approximately 15 stores in each of fiscal 1999 and 2000, the majority of which will be in existing markets. The Company's new store prototype is approximately 3,000 to 5,000 square feet, although in certain selected markets the Company may open larger stores. Additionally, in selected markets the Company may open high-profile flagship stores that will be designed to enhance further the bebe image. The Company currently plans to open approximately two such flagship stores ranging in size from approximately 5,000 to 7,000 square feet in each of fiscal 1999 and 2000.

    During fiscal 1998, the average new store size was approximately 3,100 square feet. New store construction costs (before tenant allowances) averaged $339,000. The average gross inventory investment was $109,000 while pre-opening costs, which are expensed as incurred, averaged less than $5,000 per store. bebe stores typically have achieved profitability at the store operating level within the first full quarter of operation; however, there can be no assurance that the Company's stores will do so in the future. Actual store growth and future store profitability and rates of return will depend on a number of factors which include, but are not limited to, individual store economics and suitability of sites that become available. Because of their higher cost structure, flagship stores are not expected to achieve operating margins comparable to the Company's other stores.

    In addition to opening new stores, the Company plans to expand or relocate selected existing stores to larger spaces within the same malls during fiscal 1999. The Company believes that as awareness of bebe's brand name increases, product lines expand and stores mature, additional expansions may be warranted.

    The Company's ability to expand will depend on a number of factors, including the availability of desirable locations, the negotiation of acceptable leases and the Company's ability to manage expansion and to source adequate inventory. There can be no assurance that the Company will be able to achieve its planned expansion on a timely and profitable basis, if at all. Furthermore, there can be no assurance that store openings in existing markets will not result in reduced net sales volumes and profitability in existing stores in those markets.

    OUTLET STORES. As of June 30, 1998, seven of the Company's 86 stores were located in outlet malls throughout the United States. The Company originally used these outlet stores to dispose of slow moving inventory in order to promote a better merchandise presentation within the specialty stores. More recently, the Company has rounded out the inventory of its outlet stores with casual logo styles at full price and, to a lesser extent, garments specifically bought or produced for the outlet stores.

    During fiscal 1998, the average new outlet store size was approximately 3,300 square feet. New store construction costs (before tenant allowances) averaged approximately $173,000, and the average inventory investment was approximately $114,000. Of the seven stores opened in fiscal 1998, two were outlet stores. Of the 15 stores planned to be opened in fiscal 1999, two are expected to be outlet stores.

    STORE CLOSURES. In 1996, the Company initiated a program to monitor more vigorously the financial performance of its stores and, from time to time, has closed in the past and will close in the future, stores that it does not consider to be viable. Many of the store leases contain early termination options which allow the Company to close the stores in certain specified years of the leases if certain minimum sales levels are not achieved. The Company closed four stores during fiscal 1998. The Company has reviewed its existing store base and has identified three underperforming stores that it is considering closing prior to the end of fiscal 1999.

STORE OPERATIONS

    Store operations are organized into five regions and eighteen districts. Each region is managed by a regional manager, and each district is managed by a district manager. Each regional manager is typically responsible for three to four districts, and each district manager is typically responsible for three to six stores. Each store is typically staffed with two to four managers in addition to hourly sales associates.

    The Company seeks to instill enthusiasm and dedication in its store management personnel and sales associates through incentive programs and regular communication with the stores. Sales associates receive commissions on sales with a guaranteed minimum compensation. Store managers receive base compensation plus incentive compensation based on sales. Regional and district managers receive base compensation plus incentive compensation based on meeting profitability benchmarks.

    The Company has well-established store operating policies and procedures and utilizes an in-store training regimen for all new store employees. Merchandise presentation instructions, which include photographs of fixture presentations, are provided to the stores on a weekly basis by the Visual Merchandising staff. Detailed product descriptions also are provided to sales associates to enable them to gain familiarity with bebe product offerings. The Company offers bebe sales associates a discount on bebe merchandise to encourage them to wear the Company's apparel and reflect the bebe image while on the selling floor. In addition, the Company has developed a store management training program which allows new district managers and certain field management personnel to receive training at the corporate offices.

    As part of its focus on better procedures and controls, the Company established a Loss Prevention Department in fiscal 1997 to develop and implement better programs for controlling losses. The fiscal 1998 results have been encouraging. These programs include installing electronic article surveillance systems in all stores, monitoring returns, voids, employee sales and deposits, and educating store personnel on loss prevention.

SOURCING, QUALITY CONTROL AND DISTRIBUTION

    All of the Company's merchandise is marketed under the bebe or bebe moda brand names. Much of this merchandise is designed and developed in-house and manufactured to the Company's specifications. The balance is developed primarily in conjunction with third party apparel manufacturers or, in some cases, selected directly from these manufacturers' lines. When contracting for the production of merchandise, the Company uses a combination of facilities, primarily located in California, and, to a lesser degree, foreign manufacturers, to produce garments based on designs, patterns and detailed specifications produced by the Company.

    bebe uses computer aided design (CAD) systems to develop its patterns and production markers as part of its product development process. Sample garments are fit tested prior to production to validate the accuracy of the patterns. After being received at the Company's distribution facility, a percentage of receipts are inspected and fit tested a second time. The Company recently implemented a formalized quality control program which involves inspection of merchandise and fabrics upon receipt at the Company's distribution center. Garments that do not pass inspection are returned to the manufacturer for rework or accepted at reduced prices for sale in the Company's outlet stores.

    All of the Company's merchandise is received, inspected, processed, warehoused and distributed through its distribution center that is adjacent to its corporate offices. Details about each receipt are supplied to merchandise planners who determine how the product should be distributed among the stores based on current inventory levels, sales trends and specific product characteristics. Advance shipping notices are electronically communicated to the stores and any goods not shipped are stored for replenishment purposes. Merchandise typically is shipped to the stores on a weekly basis using common carriers; however, during peak selling periods shipments may be made twice or even three times a week.

    The Company does not have any long-term contracts with any manufacturer or supplier and places all of its orders by purchase order. The failure to obtain sufficient quantities of manufacturing capacity or raw materials would have a material adverse effect on the Company's business, financial condition and results of operations. The Company has received in the past, and may receive in the future, shipments of products from manufacturers that fail to conform to the Company's quality control standards. In such event, unless the Company is able to obtain replacement products in a timely manner, the Company may lose sales which could have an adverse effect on operating results.

COMPETITION

    The Company believes it distinguishes itself from its competitors primarily through its distinctive, contemporary point-of-view and product design, in combination with exceptional quality and value to the consumer. However, the retail and apparel industries are highly competitive and are characterized by low barriers to entry, and the Company expects competition in its markets to increase. The primary competitive factors in the Company's markets include brand name recognition, product styling, product presentation, product pricing, store ambiance, customer service and convenience. The Company competes with traditional department stores, specialty store retailers, off-price retailers and direct marketers for, among other things, raw materials, market share, retail space, finished goods, sourcing and personnel. Many of these competitors are larger and have substantially greater financial, distribution and marketing resources than the Company. Any failure to compete would have a material adverse effect on the Company's business, financial condition and results of operations.

INTELLECTUAL PROPERTY AND PROPRIETARY RIGHTS

    TRADEMARKS AND SERVICE MARKS. The Company believes that its trademarks and other proprietary rights are important to its success and has registered "bebe" and "bebe moda" in the United States and certain foreign jurisdictions. The Company is seeking to register its trademarks in targeted international markets which it believes represent large potential markets for the Company's products. In many of these markets, local companies currently have registered competing marks, and/or regulatory obstacles exist that may prevent the Company from obtaining a trademark for the bebe name or related names. In such countries, the Company may be unable to use the bebe name unless it purchases the right or obtains a license to use the bebe name. There can be no assurance that the Company will be able to register trademarks in such international markets, purchase the right or obtain a license to use the bebe name on commercially reasonable terms, if at all. Failure to obtain either trademark, ownership or license rights would limit the Company's ability to expand into certain international markets or enter such markets with the bebe name, and to capitalize on the value of its brand.

    LICENSING. The Company strives to provide its customers with high quality products and to maintain a consistent image in all of its advertising and marketing programs. bebe currently is evaluating opportunities to expand its product offerings and extend its geographic reach through licensing or joint venture arrangements. Accordingly, although to date the Company has received substantially no revenue from any licensing source, it may from time to time selectively enter into licensing or joint venture agreements with third parties. In entering into such licensing and joint venture agreements, the Company will seek to preserve the integrity of its brand name by closely monitoring the design and quality of the products sold by such licensees or joint venture partners and by controlling the manner in which the Company's products are advertised, marketed and distributed. In addition to distributing such new products through bebe stores, the Company may elect to distribute these licensed products with the bebe logo through other channels. The Company recently hired a Vice President of Licensing to develop this program. The Company recently entered into a license agreement pursuant to which the licensee will manufacture and distribute eyewear products branded with the bebe logo to be sold at bebe stores and other retailers.

    The Company also believes that opportunities may exist to license the bebe brand name internationally to licensees who will open bebe stores. As an initial test, the Company has recently signed a licensing agreement with a Mexican company to open and operate a retail bebe store in Mexico City. Under this agreement, the Company provides the use of its name, store design and advertising images, and the licensee purchases its inventory from the Company.

INFORMATION SERVICES AND TECHNOLOGY

    The Company is committed to utilizing technology to enhance its competitive position. To this end, during fiscal 1998, the Company hired an experienced Vice President of Information Services and Technology to lead the Company's efforts in this area. bebe's information systems provide integration of the store, merchandising, distribution and financial systems. The core business systems, which consist of both purchased and internally developed software, run on a UNIX platform and are accessed over a Company-wide network providing corporate employees with access to all key business applications. Daily sales and cash deposit information are electronically collected from the stores' point-of-sale terminals nightly. During this process, the Company also obtains information concerning inventory receipts and transfers (primarily to the outlet stores) and sends to the stores pricing, markdown and shipment notification data. In addition, the Company collects customer names and addresses to update its customer database. The merchandising staff evaluates the sales and inventory information collected from the stores to make key merchandise planning decisions, including replenishment and markdowns. These decisions enhance the Company's ability to optimize sales while limiting markdowns and minimizing inventory risk by properly marking down slow selling styles, reordering existing styles and effectively distributing new inventory receipts to the stores.

    In the past, the Company's investments in information systems have focused on its core store, merchandise and financial accounting systems. Currently, the Company's focus is on upgrading its capabilities and systems associated with its production, merchandise allocation and distribution functions, which have not kept pace with the Company's growth. The Company intends to make significant investments to improve existing management information systems and implement new systems in these areas and to implement them during fiscal 1999. Additionally, the Company has created a year 2000 Task Force, which is implementing a 6-phase plan with the objective of ensuring that its management information systems will be Year 2000 compliant. The Company believes that this 6-phase plan will be completed by October 31, 1999. There can be no assurance that the Company will be successful with the implementation of these new systems or plans. Failure to implement and integrate such systems or plans could have a material adverse effect on the Company's business, financial condition and results of operations.

EMPLOYEES

    As of June 30, 1998, the Company had approximately 1,101 employees, of whom approximately 256 were employed in general and administrative functions at the corporate offices and distribution center. The remaining 845 employees were employed in store operations. Of these remaining employees, approximately 365 were full-time employees and 480 were employed on a part-time basis. None of the Company's employees is represented by a labor union, and the Company believes its relationship with its employees is good.

EXECUTIVE OFFICERS OF THE REGISTRANT

    The following table sets forth certain information with respect to the executive officers of the Company as of June 30, 1998:

NAME                                             AGE                       POSITION
-------------------------------------------      ---      -------------------------------------------
Manny Mashouf..............................          60   Chairman, President and Chief Executive
                                                            Officer
Greg Scott.................................          35   Vice President of Merchandising
Blair Lambert..............................          40   Vice President of Finance and Chief
                                                            Financial Officer

    MANNY MASHOUF founded the Company and has served as Chairman, Chief Executive Officer and President of the Company since the Company's incorporation in 1976. Mr. Mashouf is the husband of Neda Mashouf, a Director of the Company, and the father of Paul Mashouf, the Secretary of the Company.

    GREG SCOTT has served as the Company's senior merchant since January 1996. From January 1994 to January 1996, Mr. Scott was a Senior Merchant at AnnTaylor, Inc., a women's apparel retail company. From January 1993 to January 1994, Mr. Scott served as a merchant at Henri Bendel, a women's apparel retailer. From September 1985 to January 1993, Mr. Scott was employed by Macy's West, a subsidiary of Federated Department Stores, Inc., most recently as a buyer.

    BLAIR LAMBERT has served as Vice President of Finance and Chief Financial Officer of the Company since June 1996. From 1988 to 1996, Mr. Lambert was employed by Esprit de Corp, Inc., a wholesaler and retailer of junior and children's apparel, footwear and accessories ("Esprit"), most recently as Corporate Vice President of Finance. Mr. Lambert is a Certified Public Accountant.

ITEM 2. PROPERTIES

    As of June 30, 1998, the Company's 86 stores, all of which are leased, encompassed approximately 238,470 total square feet. The typical store lease is for a 10-year term and requires the Company to pay a base rent and a percentage rent if certain minimum sales levels are achieved. Many of the leases provide the Company a lease termination option in certain specified years of the lease if certain minimum sales levels are not achieved. In addition, leases for locations typically require the Company to pay property taxes, utilities and repairs and maintenance. In addition, leases for mall locations also may require the Company to pay common area maintenance fees.

    The Company's corporate headquarters and distribution center are located in an approximately 70,000 square foot leased facility located at 380 Valley Drive in Brisbane, California. The lease expires in August 2001. In addition, the Company leases approximately 20,000 square feet of warehouse space for fabric inspection, storage and distribution in South San Francisco. The lease expires in August, 2001. The Company is currently seeking alternative or additional space for its administrative offices and distribution center in order to accommodate its future needs and believes it will be able to obtain such space on commercially reasonable terms.

ITEM 3. LEGAL PROCEEDINGS

    From time to time, the Company may be involved in litigation relating to claims arising out of its operations. As of the date of this filing, the Company is not engaged in any legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on the Company's business, financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Not applicable.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Company's common stock trades on the Nasdaq National Market under the symbol "BEBE." The following table sets forth for the period from the Company's initial public offering through June 30, 1998 as reported by the Nasdaq National
Market:

FISCAL 1998                                                                  HIGH        LOW
-------------------------------------------------------------------------  ---------  ---------
Fourth Quarter (1).......................................................  $  14.125  $   11.00

------------------------

(1) From the date of the Company's initial public offering on June 17, 1998 to June 30, 1998

    As of September 1, 1998, the number of holders of record of common stock of the Company was approximately 18 and the number of beneficial holders of the common stock was estimated to be in excess of 1,500.

    The Company has never declared nor paid any dividends on its common stock and does not intend to pay any dividends on its common stock in the foreseeable future. In addition, the Company's current line of credit arrangements prohibit the payment of cash dividends on its capital stock.

    During fiscal 1998, the Company issued to employees and officers of the Company options to purchase an aggregate of 383,450 shares of its Common Stock, at an average exercise price of $6.78 per share pursuant to the Company's 1997 Stock Plan, as amended. The granting of such options did not require registration under the Securities Act of 1993, as amended (the "Securities Act"), or an exemption therefrom, insofar as such grants did not involve a "sale" of securities as such term is used in section 2(3) of the Securities Act. (See Note 9 to the Financial Statements).

ITEM 6. SELECTED FINANCIAL DATA

    The following selected financial data of the Company is qualified by reference to, and should be read in conjunction with, the Financial Statements and Notes thereto and the other financial information appearing elsewhere in this Form 10-K. These historical results are not necessarily indicative of results to be expected in the future.

                                                                       FISCAL YEAR ENDED JUNE 30,
                                                        ---------------------------------------------------------
                                                           1998       1997         1996        1995       1994
                                                        ----------  ---------  ------------  ---------  ---------

                                                                  (IN THOUSANDS, EXCEPT PER SHARE DATA)
Statements of Operations Data:
Net sales.............................................  $  146,756  $  95,086  $     71,563  $  65,411  $  32,603
Cost of sales, including buying and occupancy.........      71,713     53,969        44,701     32,653     17,222
                                                        ----------  ---------  ------------  ---------  ---------
Gross profit..........................................      75,043     41,117        26,862     32,758     15,381
Selling, general and adminstrative expenses...........      46,359     32,649        26,353     23,134     13,015
                                                        ----------  ---------  ------------  ---------  ---------
Income from operations................................      28,684      8,468           509      9,624      2,366
Interest and other expenses (income), net.............        (838)      (128)          392         87        128
                                                        ----------  ---------  ------------  ---------  ---------
Earnings before income taxes..........................      29,522      8,596           117      9,537      2,238
Provision (benefit) for income taxes..................      12,103      3,218           (10)     4,052        912
                                                        ----------  ---------  ------------  ---------  ---------
Net earnings..........................................  $   17,419  $   5,378  $        127  $   5,485  $   1,326
                                                        ----------  ---------  ------------  ---------  ---------
                                                        ----------  ---------  ------------  ---------  ---------
Basic earnings per share (1)..........................  $     0.77  $    0.24  $       0.01  $    0.24  $    0.06
Diluted earnings per share (1)........................  $     0.73  $    0.24  $       0.01  $    0.24  $    0.06
Basic weighted average shares outstanding (1).........      22,688     22,640        22,640     22,640     22,640
Diluted weighted average shares outstanding (1).......      23,862     22,651        22,640     22,640     22,640

Selected Operating Data:
Number of stores:
  Opened during period................................           7         10            18         24          8
  Closed during the period............................           4          0             1          0          0
  Open at end of period...............................          86         83            73         56         32
Net sales per average store (2).......................  $    1,719  $   1,211  $      1,065  $   1,480  $   1,155
Comparable store sales increase (decrease) (3)........        41.3%      18.0%        (16.5)%      35.4%      29.5%

                                                                             AS OF JUNE 30,
                                                        ---------------------------------------------------------
                                                           1998       1997         1996        1995       1996
                                                        ----------  ---------  ------------  ---------  ---------
Balance Sheet Data:
Working capital.......................................  $   35,904  $   8,275  $      5,462  $   2,722  $   2,639
Total assets..........................................      64,209     29,109        22,005     19,239     11,076
Long-term debt, including current portion.............         187        320         3,680        321        500
Shareholders' equity..................................      45,263     15,295         9,914      9,778      4,577

------------------------

(1) See Notes 1, 9 and 12 of Notes to Financial Statements for the method used to calculate earnings per share amounts.

(2) Based on the sum of average monthly sales per open store for the period.

(3) Based on net sales; stores are considered comparable beginning on the first day of the first month following the first anniversary of their opening.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Financial Statements and Notes thereto of the Company included elsewhere in this Form 10-K. The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements which involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under "Risks That May Affect Results" in this section.

    The Company's fiscal year ends on June 30 of each calendar year.

RESULTS OF OPERATIONS

    The following table sets forth certain financial data as a percentage of net sales for the periods indicated:

                                                                                                  FISCAL YEAR ENDED
                                                                                                      JUNE 30,
                                                                                           -------------------------------
                                                                                             1998       1997       1996
                                                                                           ---------  ---------  ---------
Statements of Operations Data:
  Net sales..............................................................................      100.0%     100.0%     100.0%
  Cost of sales, including buying and occupancy (1)......................................       48.9       56.8       62.5
                                                                                           ---------  ---------  ---------
  Gross profit...........................................................................       51.1       43.2       37.5
  Selling, general and adminstrative expenses (2)........................................       31.6       34.3       36.8
                                                                                           ---------  ---------  ---------
  Income from operations.................................................................       19.5        8.9        0.7
  Interest and other expenses (income), net..............................................       (0.6)      (0.1)       0.5
                                                                                           ---------  ---------  ---------
  Earnings before income taxes...........................................................       20.1        9.0        0.2
  Provision (benefit) for income taxes...................................................        8.2        3.3        0.0
                                                                                           ---------  ---------  ---------
  Net earnings...........................................................................       11.9%       5.7%       0.2%
                                                                                           ---------  ---------  ---------
                                                                                           ---------  ---------  ---------

------------------------

(1) Cost of sales includes the cost of merchandise, store occupancy costs and buying costs.

(2) Selling, general and administrative expenses primarily consist of non-occupancy store costs, corporate overhead and advertising costs.

YEARS ENDED JUNE 30, 1998 AND 1997

    NET SALES. Net sales increased to $146.8 million during the year ended June 30, 1998 from $95.1 million in fiscal 1997, an increase of $51.7 million, or 54.3%. Of this increase, $38.5 million was attributable to the 41.3% increase in comparable store sales, and $13.2 million was attributable to stores not included in the comparable store sales base. The increase in comparable store sales was attributable to a broader product line offering, strong consumer acceptance of the product line and improvements in the operational aspects of the Company's business.

    GROSS PROFIT. Gross profit, which includes the cost of merchandise, buying and occupancy, increased to $75.0 million for the year ended June 30, 1998 from $41.1 million in fiscal 1997, an increase of $33.9 million, or 82.5%. As a percentage of net sales, gross profit increased to 51.1% for the year from 43.2% during fiscal 1997. The increase in gross profit as a percentage of net sales resulted from higher initial markups and lower markdowns associated with higher sell-through rates, as well as reduced occupancy costs as a percentage of net sales resulting from higher average store sales. In addition, during fiscal 1998, the Company reviewed its fabric inventory and, for fabrics not directly associated with planned garment production orders, the Company took a charge against cost of sales and increased its inventory valuation allowance by $1.5 million to reflect more appropriately the net realizable value of such fabrics. The Company believes that the gross margins attained during this most recent fiscal year are not sustainable and that gross margins will likely be lower in the current and future periods.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses, which primarily consist of non-occupancy store costs, corporate overhead and advertising costs, increased to $46.4 million during the year ended June 30, 1998 from $32.6 million in fiscal 1997, an increase of $13.8 million, or 42.3%. As a percentage of net sales, these expenses decreased to 31.6% during the year ended June 30, 1998 from 34.3% in fiscal 1997. This reduction as a percentage of net sales was largely a result of economies of scale related to the net sales increases offset in part by an increase in advertising expenses as a percentage of net sales. For the year, advertising expense was $6.7 million, or 4.6% of net sales, compared to $2.9 million, or 3.0% of net sales, in fiscal 1997. The Company currently plans to maintain approximately the same level of advertising as a percentage of net sales in the future. The Company has recorded deferred compensation of $2.8 million in connection with option grants in June 1997, of which $664,000 was charged to expense for the year ended June 30, 1998. The remaining deferred compensation expense will be amortized over the vesting period of the options. See Note 9 of Notes to Financial Statements.

    INTEREST AND OTHER EXPENSE (INCOME), NET. The Company generated $838,000 of interest and other income (net of other expenses) during the year ended June 30, 1998 as compared to $128,000 in fiscal 1997. The Company had no borrowings under its line of credit during the year ended June 30, 1998 due to increases in average cash balances arising from its improved operating results compared to net borrowing in the prior fiscal year.

    PROVISION (BENEFIT) FOR INCOME TAXES. The effective tax rate for the year ended June 30, 1998 was 41.0% as compared to 37.4% in fiscal 1997. The higher effective tax rate for fiscal 1998 was primarily attributable to increased taxable earnings and greater profitability in high tax rate states. See Note 6 of Notes to Financial Statements.

YEARS ENDED JUNE 30, 1997 AND 1996

    NET SALES. Net sales increased to $95.1 million in fiscal 1997 from $71.6 million in fiscal 1996, an increase of $23.5 million, or 32.8%. Of this increase, $12.7 million was attributable to an 18.0% increase in comparable store sales, and $10.8 million was attributable to stores not included in the comparable store sales base. The increase in comparable sales was attributable to a broader product line offering, strong consumer acceptance of the product line and improvements in the operational aspects of the business.

    GROSS PROFIT. Gross profit increased to $41.1 million in fiscal 1997 from $26.9 million in fiscal 1996, an increase of $14.2 million, or 52.8%. As a percentage of net sales, gross profit increased to 43.2% in fiscal 1997 from 37.5% in fiscal 1996. The increase in gross profit as a percentage of net sales resulted from higher initial markups and lower markdowns associated with higher sell-through rates, as well as reduced occupancy costs as a percentage of net sales resulting from higher average store sales. In addition, during fiscal 1997, the Company reviewed its fabric inventory and, for fabrics not directly associated with planned garment production orders, the Company took a charge against cost of goods sold and increased its inventory valuation allowance by $442,000 to reflect more appropriately the net realizable value of such fabrics.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased to $32.6 million in fiscal 1997 from $26.4 million in fiscal 1996, an increase of $6.2 million, or 23.5%. As a percentage of net sales, these expenses decreased to 34.3% in fiscal 1997 from 36.8% in fiscal 1996. This reduction as a percentage of net sales was largely due to economies of scale related to the net sales increases offset in part by expenses related to additions to the management team and an increase in advertising expenses as a percentage of net sales. In June of 1997, the Company completed a review of its entire store base. As a result, the Company established an impairment reserve for fixed assets (equipment and improvements) related to certain underperforming stores in the amount of $272,000.

    INTEREST AND OTHER EXPENSE (INCOME), NET. The Company generated $128,000 of interest and other income (net of other expenses) in fiscal 1997 as compared to $392,000 of net interest and other expense in fiscal 1996. This increase of $520,000 was due to the gain on sale of property and reduced borrowing needs as a result of net cash generated from operations in fiscal 1997 as compared to fiscal 1996.

    PROVISION (BENEFIT) FOR INCOME TAXES. The Company's effective tax rate was 37.4% for fiscal 1997 compared to a tax benefit for fiscal 1996. See Note 6 of Notes to Financial Statements.

SEASONALITY OF BUSINESS AND QUARTERLY RESULTS

    The Company's business varies with general seasonal trends that are characteristic of the retail and apparel industries. As a result, the Company generates a disproportionate amount of its annual net sales in the first half of its fiscal year (which includes the fall and holiday selling seasons) compared to the second half of its fiscal year. If for any reason the Company's sales were below seasonal norms during the first half of its fiscal year, as they were in fiscal 1996, the Company's annual operating results would be affected adversely. Because of the seasonality of the Company's business, results for any quarter are not necessarily indicative of results that may be achieved for a full fiscal year.

    The following table sets forth certain unaudited statements of operations data for each of the four quarters ended June 30, 1998, as well as such data expressed as a percentage of the Company's total net sales for the periods indicated. This data has been derived from unaudited financial statements that, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for fair presentation of such information when read in conjunction with the Company's Financial Statements and Notes thereto appearing elsewhere in this annual report on Form 10-K.

                                                                          FISCAL QUARTER ENDED
                                                       ----------------------------------------------------------
                                                         SEPT. 30,      DEC. 31,
                                                           1997           1997      MARCH 31, 1998  JUNE 30, 1998
                                                       -------------  ------------  --------------  -------------

                                                                 (IN THOUSANDS, EXCEPT PER SHARE DATA)
Statements of Operations Data:
Net sales............................................    $  31,218     $   43,558     $   33,296     $    38,684
Gross profit.........................................       15,653         22,413         16,248          20,729
Selling, general and administrative expenses.........        9,382         13,183         10,994          12,800
Income from operations...............................        6,271          9,230          5,254           7,929
Earnings before income taxes.........................        6,439          9,374          5,444           8,265
Net earnings.........................................        3,797          5,523          3,222           4,877

Basic earnings per share.............................    $    0.17     $     0.24     $     0.14     $      0.21
Diluted earnings per share...........................    $    0.16     $     0.23     $     0.13     $      0.20

As a Percentage of Net Sales:
Net sales............................................        100.0%         100.0%         100.0%          100.0%
Gross profit.........................................         50.1           51.5           48.8            53.6
Selling, general and administrative expenses.........         30.1           30.3           33.0            33.1
Income from operations...............................         20.1           21.2           15.8            20.5
Earnings before income taxes.........................         20.6           21.5           16.4            21.4
Net earnings.........................................         12.2           12.7            9.7            12.6

Operating Data:
Comparable store sales increases.....................         53.7%          46.4%          32.0%           35.6%
Stores open at end of period.........................           83             85             85              86

LIQUIDITY AND CAPITAL RESOURCES

    During the three years ended June 30, 1998, bebe has satisfied its cash requirements principally through cash flow from operations, borrowings under its revolving lines of credit and term loans. Primary uses of cash have been to purchase merchandise inventory, fund the construction of new stores and to remodel and renovate stores.

    The Company's working capital requirements vary widely throughout the year and generally peak in the first and second fiscal quarters. At June 30, 1998, the Company had approximately $36.7 million of cash and cash equivalents on hand. In addition, the Company had a revolving line of credit, under which it could borrow or issue letters of credit up to a combined total of $5.0 million. As of June 30, 1998, there were no borrowings under the line of credit and letters of credit outstanding totaled $2.4 million.

    Net cash provided by operating activities in fiscal 1998 and 1997 was $19.3 million and $13.0 million, respectively, while net cash used by operating activities was $2.2 million in fiscal 1996. The increase in cash provided by operating activities in fiscal 1998 and 1997 compared to 1996 was primarily the result of increases in income from operations and changes in working capital.

    Net cash used by investing activities was $3.6 million, $1.0 million and $1.5 million in fiscal 1998, 1997 and 1996, respectively. The primary use of these funds was for the opening of new stores and, to a lesser degree, the implementation of new computer systems within the stores and the corporate office.

    The Company expects to make substantial capital expenditures in connection with the opening and expansion of stores, the implementation of new systems to support store and corporate office functions and the expansion or relocation of its corporate offices and distribution center. The Company estimates that capital expenditures will be between $9.0 million and $11.0 million in fiscal 1999. The Company opened seven new stores in fiscal 1998. The Company also expects to open approximately fifteen stores in each of fiscal 1999 and 2000, the majority of which will be in existing markets.

    During fiscal 1998, new store construction costs (before tenant allowances) averaged $290,000. The average gross inventory investment was $110,000 while pre-opening costs, which are expensed as incurred, was less than $5,000 per store. The average total cost to build new stores will vary in the future, depending on various factors, including local construction expenses, changes in store format and design and tenant improvement allowances.

    Net cash provided by financing activities was $11.8 million in fiscal 1998 while net cash used by financing activities was $4.6 million in fiscal 1997. In fiscal 1996, net cash provided by financing activities was $4.3 million. In fiscal 1998, net cash provided by financing activities related primarily to proceeds from the sale of 1.25 million shares in the Company's initial public offering of stock. Net cash used by financing activities in fiscal 1997 primarily related to the repayment of the term note and revolving line of credit. In fiscal 1996, net cash provided by financing activities was related to proceeds from the term note and draw downs under the revolving line of credit.

    The Company believes that its cash on hand, together with its cash flow from operation, will be sufficient to meet its capital and operating requirements through fiscal 1999. The Company's future capital requirements, however, will depend on numerous factors, including without limitation, the size and number of new and expanded stores, investment costs for management information systems, potential acquisitions and/or joint ventures, and future results of operations.

NEW ACCOUNTING PRONOUNCEMENTS

    In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, REPORTING COMPREHENSIVE INCOME, and SFAS No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION. SFAS No. 130 requires that an enterprise report, by major components and as a single total, the change in its net assets during the period from nonowner sources; and SFAS No. 131 establishes annual and interim reporting standards for an enterprise's operating segments and related disclosures about its products, services, geographic areas and major customers. Adoption of these statements will not have a material impact on the Company's financial position, results of operations or cash flows, and any effect will be limited to the form and content of its disclosures. Both statements are effective for the Company's fiscal year 1999.

INFLATION

    The Company does not believe that inflation has had a material effect on the results of operations in the recent past. There can be no assurance that the Company's business will not be affected by inflation in the future.

YEAR 2000 DATE CONVERSION

    The Company has created a Year 2000 Task Force that is implementing a six phase plan with the objective of ensuring that its management information systems will record, store, process, calculate and present calendar dates falling on or after (and if applicable, spans of time including) January 1, 2000 in the same manner, and with the same functionality as it has in years prior to 2000 (collectively, "Year 2000 Compliant"). As part of this six phase plan, the Company has completed a comprehensive review of its information systems and is involved in a program to update computer systems and applications in preparation for the year 2000. The Company currently believes that this six phase plan will be completed by July 31, 1999; however, the Company has intentionally planned its completion date well in advance of January 1, 2000 to assure that there is adequate time to further test and modify all mission critical applications should such further work be necessary.

    Total expenditures related to identification, testing, conversion, contingency, replacement and upgrading system applications are expected to range from $400,000 to $600,000 during fiscal 1999 and 2000. In certain cases, the conversions to applications which are year 2000 compliant will be made in conjunction with planned business system upgrades or enhancements. In the most reasonably likely worst case scenario, the Company's store operating and back end inventory management systems could fail. The consequence of such failure could include the inability to record sales transactions in the Company's stores and a breakdown in the supply chain. Such an occurrence would likely result in a loss of revenue; it is not possible to quantify the possible range of such loss. This would necessitate reverting to a number of manual systems for recording sales, ordering product and replenishing the Company's stores.

    The Company is attempting to contact vendors and others on whom it relies to assure that their systems will be converted before January 1, 2000. However, there can be no assurance that the systems of other companies on which the Company's systems rely will be year 2000 compliant by December 31, 1999. Any such failure to convert by another company may have an adverse effect on the Company's systems. In a most reasonably likely worst case scenario, one or more significant suppliers could be unable to continue to adequately supply the Company after 1999. The Company's fallback position would be to seek an alternative source of supply. However, there can be no assurance that such alternative sources of supply would be available. Such a contingency plan will be in place by the end of fiscal year 1999. It is not practical for management to estimate the range of financial loss, if any, which could result from the negative effect that a disruption in supply would have on the Company's business. Furthermore, no assurance can be given that any or all of the Company's systems are or will be year 2000 compliant, or that the ultimate costs required to address the year 2000 issue or the impact of any failure to achieve substantial year 2000 compliance will not have a material adverse effect on the Company's financial condition.

RISKS THAT MAY AFFECT RESULTS

    FASHION AND APPAREL INDUSTRY RISKS. The apparel industry is subject to rapidly evolving fashion trends, shifting consumer demands and intense competition. The Company believes that its future success will be dependent, in part, on its ability to anticipate, identify and capitalize upon emerging fashion trends, including products, styles, fabrics and colors, and to distinguish itself within the women's apparel market. If, for any reason, the Company misinterprets the current fashion trends or consumer tastes shift and the Company fails to respond, consumer demand for bebe products and the Company's profitability and brand image could be significantly impaired. Additionally, there can be no assurance that competitors of the Company will not carry similar designs, thus undermining bebe's distinctive image and potentially having an adverse effect on the Company's financial condition and results of operations. See "Business-- Merchandising;--Competition."

    MANAGEMENT OF INVENTORY. Success in the apparel industry is dependent on a company's ability to manage its inventory of merchandise in proportion to the demand for such merchandise. If bebe miscalculates the consumer demand for its products it may be faced with significant excess inventory and excess fabric for some products and missed opportunities for others. Weak sales and resulting markdowns and/or write-offs could cause the Company's profitability to be significantly impaired and may have a material adverse effect on the Company's financial condition and results of operations. See "Business-- Merchandising."

    RISKS OF GROWTH STRATEGY. The Company's continued growth is dependent, to a significant degree, on its ability to identify sites and open and operate new stores on a profitable basis. bebe opened 24 stores in fiscal 1995, 18 stores in fiscal 1996, 10 stores in fiscal 1997 and seven stores in fiscal 1998. The Company expects to open approximately 15 stores in each of fiscal 1999 and 2000. Such expansion may include the opening in selected markets of flagship stores that will be larger and more expensive to operate than existing stores. If the Company does not generate sufficient revenues from these flagship stores to cover their higher costs, the Company's financial results could be negatively affected. The success of this expansion plan is dependent upon a number of factors, including the availability of desirable locations, the successful negotiation of acceptable leases for such locations, the ability to manage the expansion of the store base, the ability to source inventory adequate to meet the needs of new stores, the ability to operate stores profitably once opened, the development of adequate management information systems to support expanded activity, the ability to recruit and retain new employees, the availability of capital, and general economic and business conditions affecting consumer confidence and spending. There can be no assurance that the Company will be able to achieve its planned expansion on a timely and profitable basis, if at all. In addition, most of the Company's new store openings in fiscal 1999 and 2000 will be in existing markets. There can be no assurance that these openings will not result in reduced net sales volumes and profitability in existing stores in those markets. See "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Business--Growth Strategy" and "--Stores."

    FUTURE RESULTS OF OPERATIONS. Although the Company has been profitable on an annual basis for each of the past five fiscal years, profitability rates have varied widely from quarter-to-quarter and from year-to-year. In particular, in fiscal 1996, the Company experienced a significant financial downturn due to, among other things, a significant disruption in supply of the Company's key fabrication, difficulty in obtaining a replacement fabrication, certain related fashion misjudgments, failure to obtain product deliveries in a timely manner, rapid expansion of the Company's store base, and lack of sufficient controls and personnel to support such expanded activity. There can be no assurance that the Company will remain profitable in the future. Future results of operations will depend on, among other things, the number and timing of new store openings and the Company's ability to identify and capitalize upon changing fashion trends, hire and retain qualified management and other personnel, maintain appropriate inventory levels, obtain needed raw materials, identify and negotiate favorable leases for successful store locations, reduce shrinkage and control operating costs. Future results of operations will also depend on factors outside of the Company's control, such as general economic conditions, availability of third party sourcing and raw materials, and actions of competitors. See "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Business--Growth Strategy," "--Merchandising," "--Stores" and "--Competition."

    The Company believes that the rate of comparable store sales growth achieved in recent periods is not sustainable and expects that such growth, if any, in the current and future periods will be more moderate. Furthermore, during these recent periods of relatively high comparable store sales growth, the Company has experienced favorable merchandise margins due to strong sell-through rates and attendant low markdown rates. As comparable store sales growth moderates, the Company anticipates a decline in merchandise margins and, accordingly, a reduction in gross margins. In addition, the Company's selling, general and administrative expenses have decreased as a percentage of net sales in recent periods due in part to the rapid growth in net sales. However, the Company believes that such expenses will increase as a percentage of net sales during the current and the next several quarters as the Company makes planned investments to its infrastructure and sales growth moderates. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

    RELIANCE ON MANAGEMENT INFORMATION SYSTEMS. In the past, the Company's investments in information systems have focused on its core store, merchandise and financial accounting systems. Currently, the Company's focus is on upgrading its capabilities and systems associated with its production, merchandise allocation and distribution functions, which have not kept pace with the Company's growth. The Company intends to make significant investments to improve existing management information systems and implement new systems in these areas and to implement them during fiscal 1999. There can be no assurance that these enhancements will be successfully implemented. Failure to implement and integrate such systems could have a material adverse effect on the Company's business, financial condition and results of operations. See "Business--Information Services and Technology."

    NEW MANAGEMENT TEAM; DEPENDENCE ON KEY PERSONNEL. The Company is dependent upon the efforts of its key employees, particularly Manny Mashouf, the founder, Chairman, President and Chief Executive Officer. In addition, most of the Company's officers and other key personnel have joined the Company since the middle of fiscal 1996 and, therefore, have relatively little experience with the Company. None of the Company's executive officers is bound by an employment agreement, and the relationships of such officers with the Company are, therefore, at will. The Company does not have "key person" life insurance policies on any of its employees. The loss of the services of Mr. Mashouf or any of its key officers or employees could have a material adverse effect on the Company's business, financial condition and results of operations. Furthermore, the Company will need to hire experienced executive personnel to support the planned improvements and expansions of its business; however, there can be no assurance that the Company will be successful in hiring such personnel in a time frame necessary to manage and support its expansion plans. See "Executive Officers of the Registrant."

    The Company's success also depends to a significant degree on its ability to attract and retain experienced employees. There is substantial competition for experienced personnel, which the Company expects to continue. Many of the companies with which bebe competes for experienced personnel have greater financial resources than the Company. In the past, the Company has experienced significant turnover of its retail store personnel. The Company's failure to attract, motivate and retain qualified personnel could have a material adverse effect on the Company's business, financial condition and results of operations. See "Business--Store Operations."

    DEPENDENCE ON INDEPENDENT MANUFACTURING FACILITIES AND RAW MATERIAL SUPPLIERS. The Company does not own any production facilities and therefore is dependent on third parties for the manufacturing of its products. Company merchandise designed by the bebe in-house design team is manufactured by independent manufacturers with raw materials purchased from independent mills and other suppliers. The Company places all of its orders for production of merchandise and raw materials by purchase order and does not have any long-term contracts with any manufacturer or supplier. The Company competes with other companies for production facilities and raw materials. In the past, particularly in fiscal 1996, the Company had difficulty obtaining needed quantities of raw materials on a timely basis because of competition with other apparel vendors for raw materials. Such failure to obtain sufficient quantities of raw materials has had an adverse effect on the Company's financial condition in the past and may in the future. Furthermore, the Company has received in the past, and may receive in the future, shipments of products from manufacturers that fail to conform to the Company's quality control standards. In such event, unless the Company is able to obtain replacement products in a timely manner, the Company may lose sales. The Company's failure to maintain favorable relationships with these production facilities and to obtain an adequate supply of quality raw materials on commercially reasonable terms could have a material adverse effect on the Company's business, financial condition and results of operations. See "Business--Merchandising" and "--Sourcing, Quality Control and Distribution."

    The violation of labor or other laws by an independent manufacturer of the Company, or the divergence of an independent manufacturer's labor practices from those generally accepted as ethical in the United States, could have a material adverse effect on the Company's business, financial condition, results of operations and brand image. While the Company recently adopted a policy to monitor the operations of its independent manufacturers by having an independent firm inspect these manufacturing sites, the Company cannot control the actions of such manufacturers, and there can be no assurance that these manufacturers will conduct their businesses using ethical labor practices.

    DEPENDENCE ON THIRD PARTY APPAREL MANUFACTURERS. A significant portion of the Company's merchandise is developed in conjunction with third party apparel manufacturers and, in some cases, selected directly from these manufacturers' lines. The Company does not have long-term contracts with any third party apparel manufacturers and purchases all of the merchandise from such manufacturers by purchase order. Furthermore, the Company has received in the past, and may receive in the future, shipments of products from manufacturers that fail to conform to the Company's quality control standards. In such event, unless the Company is able to obtain replacement products in a timely manner, the Company may lose sales. There can be no assurance that third party manufacturers will not supply similar products to the Company's competitors, will not cease supplying products to the Company completely or will supply products that satisfy the Company's quality control standards. See "Business--Merchandising" and "--Sourcing, Quality Control and Distribution."

    RISK OF FOREIGN SOURCING OF APPAREL. The Company purchases its raw materials from mills and other suppliers, a significant portion of which is purchased from suppliers outside the United States, primarily in Japan. A significant portion of the manufacturing of its merchandise is sourced outside the United States, primarily in Europe and Asia.

    The Company is subject to the risks associated with doing business abroad. These risks include adverse fluctuations in currency exchange rates (particularly those of the U.S. dollar against certain foreign currencies), changes in import duties or quotas, the imposition of taxes or other charges on imports, the impact of foreign government regulation, political unrest, disruption or delays of shipments and changes in economic conditions in countries in which the Company's suppliers are located. The occurrence of any one or more of the foregoing could adversely affect the Company's business, financial condition and results of operations. See "Business--Sourcing, Quality Control and Distribution."

    The Company's import operations are subject to constraints imposed by bilateral textile agreements between the United States and a number of foreign countries. These agreements, which have been negotiated bilaterally either under the framework established by the Arrangement Regarding International Trade in Textiles, known as the Multifiber Agreement, or other applicable treaties, impose quotas on the amounts and types of merchandise which may be imported into the United States from these countries. These agreements also allow the United States to impose restraints at any time on the importation of categories of merchandise that, under the terms of the agreements, are not currently subject to specified limits. The Company's imported products are also subject to United States customs duties which comprise a material portion of the cost of the merchandise. A substantial increase in customs duties would have an adverse effect on the Company's business, financial condition and results of operations. The United States and the countries in which the Company's products are produced or sold may, from time to time, impose new quotas, duties, tariffs, or other restrictions, or adversely adjust prevailing quota, duty, or tariff levels, any of which could have a material adverse effect on the Company's business, financial condition and results of operations.

    In addition, a significant portion of the Company's foreign-supplied products is produced by manufacturing facilities in China. There have been a number of recent trade disputes between China and the United States during which the United States has threatened to impose punitive tariffs and duties on products imported from China and to withdraw China's "most favored nation" trade status. The loss of the most favored nation status for China, changes in current tariff or duty structures or the adoption by the United States of other trade polices or sanctions adverse to China could have a material adverse effect on the Company's business, financial condition and results of operations.

    DEPENDENCE ON INTELLECTUAL PROPERTY. The Company believes that its trademarks and other proprietary rights are important to its success and has registered "bebe" and "bebe moda" in the United States and certain foreign jurisdictions. There can be no assurance that actions taken by the Company to establish and protect its trademarks and other proprietary rights will prevent imitation of its products or infringement of its intellectual property rights by others. In addition there can be no assurance that others will not resist or seek to block the sale of the Company's products as violative of their trademark and proprietary rights. In certain states other entities may have rights to names that contain the word "bebe," which could limit the ability of the Company to expand in such states.

    The Company is seeking to register its trademarks in targeted international markets which it believes represent large potential markets for the Company's products. In some of these markets, local companies currently have registered competing marks, and/or regulatory obstacles exist that may prevent the Company from obtaining a trademark for the bebe name or related names. In such countries, the Company may be unable to use the bebe name unless it purchases the right or obtains a license to use the bebe name. There can be no assurance that the Company will be able to register trademarks in such international markets, purchase the right or obtain a license to use the bebe name on commercially reasonable terms, if at all. Failure to obtain either trademark, ownership or license rights would limit the Company's ability to expand into certain international markets or enter such markets with the bebe name, and to capitalize on the value of its brand.

    The Company currently is evaluating its opportunities to expand its product offering and extend its geographic reach through licensing or joint venture arrangements. The Company has limited experience with any such arrangements, and there can be no assurance that such arrangements will be successful. Furthermore, while the Company intends to maintain control of the presentation and pricing of bebe merchandise through the terms of any such agreement, there can be no assurance that any licensee or joint venture partner will comply with such contractual provisions. Any deviation from the terms of these contracts may have a material adverse effect on the Company's brand image. See "Business--Intellectual Property and Proprietary Rights."

    SEASONALITY AND QUARTERLY FLUCTUATIONS. The Company has experienced historically, and expects to continue to experience, quarterly fluctuations in its sales volumes and levels of profitability. The Company tends to generate larger sales and, to an even greater extent, profitability levels in the first and second quarters (which include the fall and holiday selling seasons) of its fiscal year. If for any reason sales were below seasonal norms during the first and second quarters of its fiscal year, as they were in fiscal 1996, the Company's quarterly and annual results of operations would be adversely affected. bebe's quarterly financial performance may also fluctuate widely as a result of a number of other factors such as the number and timing of new store openings, acceptance of product offerings, timing of product deliveries, actions by competitors and effectiveness of advertising campaigns. Due to these factors, the results of interim periods are not necessarily indicative of the results for the year. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Seasonality of Business and Quarterly Results."

    COMPETITION. The retail and apparel industries are highly competitive and are characterized by low barriers to entry, and the Company expects competition in its markets to increase. The primary competitive factors in the Company's markets include brand name recognition, product styling, product presentation, product pricing, store ambiance, customer service and convenience. The Company competes with traditional department stores, specialty store retailers, off-price retailers and direct marketers for, among other things, raw materials, market share, retail space, finished goods, sourcing and personnel. Many of these competitors are larger and have substantially greater financial, distribution and marketing resources than the Company. Any failure to compete would have a material adverse effect on the Company's business, financial condition and results of operations. See "See "Management's Discussion and Analysis of Financial Condition and Results of Operations --Fashion and Apparel Industry Risks" and "Business-- Competition."

    SENSITIVITY TO ECONOMIC CONDITIONS AND CONSUMER SPENDING. The retail and apparel industries historically have been subject to substantial cyclical variation. A recession in the general economy or a decline in consumer spending in the apparel industry could have a material adverse effect on the Company's financial performance. Purchases of apparel and related merchandise tend to decline during recessionary periods and may decline at other times. There can be no assurance that a prolonged economic downturn would not have a material adverse impact on the Company or that the Company's customers would continue to make purchases during a recession.

    CONTROL BY PRINCIPAL SHAREHOLDER. Manny Mashouf, the Chairman, President and Chief Executive Officer of the Company beneficially own approximately 86.9% of the outstanding shares of the Company's Common Stock and as a result, acting alone, can control the election of directors of the Company and the outcome of all issues submitted to the shareholders of the Company. These factors may make it more difficult for a third party to acquire shares, may discourage acquisition bids for the Company and could limit the price that certain investors might be willing to pay for shares of Common Stock. Such concentration of stock ownership may have the effect of delaying, deferring or preventing a change in control of the Company.

    POTENTIAL ANTI-TAKEOVER EFFECTS. The Board of Directors has authority to issue up to 1,000,000 shares of Preferred Stock of the Company, $0.001 par value per share ("Preferred Stock"), and to fix the rights, preferences, privileges and restrictions, including voting rights, of these shares without any vote or action by the shareholders. The rights of the holders of Common Stock will be subject to, and may be adversely affected by, the rights of the holders of any Preferred Stock that may be issued in the future. The issuance of Preferred Stock, while providing desirable flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of making it more difficult for a third party to acquire a majority of the outstanding voting stock of the Company, thereby delaying, deferring or preventing a change in control of the Company. Furthermore, such Preferred Stock may have other rights, including economic rights, senior to the Common Stock, and as a result, the issuance of such Preferred Stock could have a material adverse effect on the market value of the Common Stock. The Company has no present plan to issue shares of Preferred Stock.

    DEPENDENCE ON SINGLE FACILITY. The Company currently operates a corporate office and distribution center in Brisbane, California. Any serious disruption at this facility whether due to fire, earthquake or otherwise would have a material adverse effect on the Company's operations and could have a material adverse effect on the Company's business, financial condition and results of operations. See "Business-- Properties."

    YEAR 2000 COMPLIANCE. Many existing computer programs use only two digits to identify a year in the date field. These programs were designed and developed without considering the impact of the upcoming change in the century. If not corrected, many computer applications could fail or create erroneous results by or at the year 2000.

    The Company has created a Year 2000 Task Force, which is implementing a 6-phase plan with the objective of ensuring that its management information systems will be year 2000 compliant. The Company believes that this 6-phase plan will be completed by July 31, 1999. There can be no assurance that this 6-phase plan will be successful or that year 2000 compliant issues will not arise with respect to products furnished by third party manufacturers or suppliers that may result in unforeseen costs or delays to the Company and therefore have a material adverse effect on the Company. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Year 2000 Date Conversion."

    ABSENCE OF PRIOR PUBLIC MARKET; POSSIBLE VOLATILITY OF STOCK PRICE. Prior to the Company's initial public offering on June 17, 1998, there has been no public market for the Company's Common Stock. There can be no assurance that an active trading market will develop for the Common Stock or that the Common Stock will trade in the public market at or above the initial public offering price. The stock market has from time to time experienced extreme price and volume volatility. In addition, the market price of the Company's Common Stock, like that of the stock of other retail and apparel companies, may be highly volatile due to certain risks inherent in the apparel industry. Factors such as quarter-to-quarter variations in the Company's net sales and earnings and changes in financial estimates by equity research analysts or other events or factors could cause the market price of the Common Stock to fluctuate significantly. Further, due to the volatility of the stock market and the prices of stocks of retail and apparel companies generally, the price of the Common Stock could fluctuate for reasons unrelated to the operating performance of the Company.

    ABSENCE OF DIVIDENDS. The Company intends to retain any future earnings for use in its business and, therefore, does not anticipate paying any cash dividends on Common Stock in the foreseeable future. Future dividend policy will depend on the Company's earnings, capital requirements and financial condition as well as any restrictions imposed by existing credit agreements and other factors considered relevant by the Board of Directors.

    SHARES ELIGIBLE FOR FUTURE SALE. The Company has outstanding an aggregate of 23,889,997 shares of Common Stock. Of these shares, 21,014,997 shares of Common Stock held by the existing shareholders are "restricted securities," as that term is defined in Rule 144 under the Securities Act ("Restricted Shares"). Restricted Shares may be sold in the public market only if registered or if they qualify for an exemption from registration under Rule 144 promulgated under the Securities Act. As a result of the provisions of Rule 144 and certain contractual restrictions, no Restricted Shares will be eligible for sale in the public market prior to the expiration of a lock-up period pursuant to lock-up agreements or provisions under the 1997 Stock Plan 180 days after June 16, 1998 at which time all Restricted Shares will be eligible to be sold, subject to certain volume and other limitations under Rule 144.

    As of September 1, 1998, options to purchase 1,798,421 shares of Common Stock were outstanding and exercisable, subject to certain vesting and repurchase restrictions.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET FLUCTUATION

    Not Applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    Information with respect to this item is set forth in "Index to Financial Statements."

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not Applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Information with respect to Executive Officers of the Company is set forth in Part I of this Form 10-K. Information with respect to Directors of the Company is incorporated by reference to the information set forth under the heading "Proposal 1: Election of Directors" in the Registrant's definitive Proxy Statement to be filed with the Commission not later than 120 days after the end of the registrant's fiscal year.

ITEM 11. EXECUTIVE COMPENSATION

    Information with respect to this item is incorporated by reference to the information set forth under the heading "Executive Compensation and Other Matters" in the Registrant's definitive Proxy Statement for the 1998 Annual Meeting of Shareholders to be filed with the Commission not later than 120 days after the end of the registrant's fiscal year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Information with respect to this item is incorporated by reference to the information set forth under the heading "Security Ownership of Certain Beneficial Owners and Management" in the Registrant's definitive Proxy Statement for the 1998 Annual Meeting of Shareholders to be filed with the Commission not later than 120 days after the end of the registrant's fiscal year.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Information with respect to this item is incorporated by reference to the information set forth under the heading "Certain Transactions" in the Registrant's definitive Proxy Statement for the 1998 Annual Meeting of Shareholders to be filed with the Commission not later than 120 days after the end of the registrant's fiscal year.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) 1. The financial statements listed in the "Index to Financial Statements" at page F-1 are filed as a part of this report.

     2. Financial statement schedules.

       Schedule II--Valuation and Qualifying Accounts

       Schedules not listed above are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

     3. Exhibits included or incorporated herein: See "Index to Exhibits."

(b)  Reports on Form 8-K

       There were no reports on Form 8-K filed during the last quarter of the fiscal year covered by this report.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Brisbane, State of California, on the 18th day of September, 1998.

                                bebe stores, inc.

                                By:
                                     -----------------------------------------
                                                   Manny Mashouf
                                       PRESIDENT AND CHIEF EXECUTIVE OFFICER
                                           (PRINCIPAL EXECUTIVE OFFICER)

                               POWER OF ATTORNEY

    KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Manny Mashouf and Blair W. Lambert, and each of them acting individually, as his true and lawful attorneys-in-fact and agents, each with full power of substitution, for him in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, with full power of each to act alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully for all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or his or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof. Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons in the capacities and on the dates indicated:

             NAME                         TITLE                    DATE
------------------------------  --------------------------  -------------------

                                President, Chief Executive
      /s/ MANNY MASHOUF           Officer and Chairman of
------------------------------    the Board (Principal      September 18, 1998
        Manny Mashouf             Executive Officer)

                                Vice President, Finance
     /s/ BLAIR W. LAMBERT         and Chief Financial
------------------------------    Officer (Principal        September 18, 1998
       Blair W. Lambert           Financial and Accounting
                                  Officer)

       /s/ NEDA MASHOUF
------------------------------  Director                    September 18, 1998
         Neda Mashouf

------------------------------  Director                    September 18, 1998
         Barbara Bass

             NAME                         TITLE                    DATE
------------------------------  --------------------------  -------------------

     /s/ CORRADO FEDERICO
------------------------------  Director                    September 18, 1998
       Corrado Federico

      /s/ PHILIP SCHLEIN
------------------------------  Director                    September 18, 1998
        Philip Schlein

                                BEBE STORE, INC.
                         INDEX TO FINANCIAL STATEMENTS

YEARS ENDED JUNE 30, 1998, JUNE 30, 1997 AND JUNE 30, 1996:

FINANCIAL STATEMENTS:

  Independent Auditors' Report........................................................        F-2

  Balance Sheets as of June 30, 1998 and June 30, 1997................................        F-3

  Statements of Operations............................................................        F-4

  Statements of Shareholders' Equity..................................................        F-5

  Statements of Cash Flows............................................................        F-6

  Notes to Financial Statements.......................................................        F-7

                          INDEPENDENT AUDITORS' REPORT

Board of Directors
bebe stores, inc.:

    We have audited the accompanying balance sheets of bebe stores, inc. (dba bebe), the "Company", as of June 30, 1998, and June 30, 1997 and the related statements of operations, shareholders' equity, and cash flows for each of the three fiscal years in the period ended June 30, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, such financial statements present fairly, in all material respects, the financial position of bebe stores, inc. as of June 30, 1998 and June 30, 1997, and the results of its operations and its cash flows for each of the three fiscal years in the period ended June 30, 1998 in conformity with generally accepted accounting principles.

Deloitte & Touche LLP
San Francisco, California
July 29, 1998

                               BEBE STORES, INC.

                                 BALANCE SHEETS

                                                                                            AS OF JUNE 30,
                                                                                     ----------------------------
                                                                                         1998           1997
                                                                                     -------------  -------------
ASSETS:
Current assets:
  Cash and equivalents.............................................................  $  36,651,617  $   9,191,919
  Marketable securities............................................................                        80,390
  Receivables:
    Income tax refund..............................................................        169,443         17,378
    Construction allowance.........................................................                       296,656
    Other (net of allowance of $51,785 and $76,668)................................         87,124         40,201
  Inventories, net.................................................................     14,405,213      9,461,698
  Deferred income taxes............................................................        842,835        451,217
  Prepaid and other................................................................        134,760         86,901
                                                                                     -------------  -------------
    Total current assets...........................................................     52,290,992     19,626,360

Equipment and improvements, net....................................................      9,213,358      7,539,461

Deferred income taxes..............................................................      1,811,126      1,131,625
Other assets.......................................................................        893,252        811,848
                                                                                     -------------  -------------
    Total other assets.............................................................      2,704,378      1,943,473
                                                                                     -------------  -------------
Total assets.......................................................................  $  64,208,728  $  29,109,294
                                                                                     -------------  -------------
                                                                                     -------------  -------------

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
  Accounts payable.................................................................  $   6,921,981  $   5,064,629
  Accrued liabilities..............................................................      8,470,623      5,604,430
  Current portion of long-term debt................................................        104,286        151,746
  Income taxes payable.............................................................        890,258        530,354
                                                                                     -------------  -------------
    Total current liabilities......................................................     16,387,148     11,351,159

Long-term debt.....................................................................         82,218        168,099
Deferred rent......................................................................      2,475,883      2,295,453
                                                                                     -------------  -------------
Total liabilities..................................................................     18,945,249     13,814,711
Commitments and contingencies......................................................

Shareholders' equity:
  Preferred stock-authorized 1,000,000 shares at $0.001 par value per share; no shares issued and outstanding
  Common stock-authorized 40,000,000 shares at $0.001 par value per share; issued
    and outstanding 23,889,997 and 22,639,997 shares...............................         23,890         22,640
  Additional paid-in capital.......................................................     17,078,200      5,270,610
  Deferred compensation............................................................     (2,061,227)    (2,805,000)
  Retained earnings................................................................     30,222,616     12,806,333
                                                                                     -------------  -------------
    Total shareholders' equity.....................................................     45,263,479     15,294,583
                                                                                     -------------  -------------

Total liabilities and shareholders' equity.........................................  $  64,208,728  $  29,109,294
                                                                                     -------------  -------------
                                                                                     -------------  -------------

                See accompanying notes to financial statements.

                               BEBE STORES, INC.

                            STATEMENTS OF OPERATIONS

                                                                              FISCAL YEAR ENDED JUNE 30,
                                                                     --------------------------------------------
                                                                          1998           1997           1996
                                                                     --------------  -------------  -------------
Net sales..........................................................  $  146,756,847  $  95,086,125  $  71,562,769
Cost of sales, including buying and occupancy......................      71,713,445     53,968,849     44,701,044
                                                                     --------------  -------------  -------------
  Gross profit.....................................................      75,043,402     41,117,276     26,861,725
Selling, general and administrative expenses.......................      46,359,495     32,648,788     26,353,003
                                                                     --------------  -------------  -------------
Income from operations.............................................      28,683,907      8,468,488        508,722
Other expense (income):
  Interest expense.................................................          19,663        216,618        349,001
  Interest income..................................................        (981,165)      (121,809)
  Other............................................................         122,940       (222,278)        43,059
                                                                     --------------  -------------  -------------
Earnings before income taxes.......................................      29,522,469      8,595,957        116,662
Provision (benefit) for income taxes...............................      12,103,680      3,218,063        (10,235)
                                                                     --------------  -------------  -------------
    Net earnings...................................................  $   17,418,789  $   5,377,894  $     126,897
                                                                     --------------  -------------  -------------
                                                                     --------------  -------------  -------------

Basic earnings per share...........................................  $         0.77  $        0.24  $        0.01
Diluted earnings per share.........................................  $         0.73  $        0.24  $        0.01
Basic weighted average shares outstanding..........................      22,687,942     22,639,997     22,639,997
Diluted weighted average shares outstanding........................      23,862,387     22,650,871     22,639,997

                See accompanying notes to financial statements.

                               BEBE STORES, INC.

                       STATEMENTS OF SHAREHOLDERS' EQUITY

                                             COMMON STOCK
                                        -----------------------   ADDITIONAL
                                         NUMBER OF                  PAID-IN       DEFERRED       RETAINED
                                           SHARES      AMOUNT       CAPITAL     COMPENSATION     EARNINGS         TOTAL
                                        ------------  ---------  -------------  -------------  -------------  -------------
Balance as of June 30, 1995...........    22,639,997  $  22,640  $   2,465,610                 $   7,290,219  $   9,778,469

  Net earnings........................                                                               126,897        126,897
  Unrealized gain on marketable
    securities........................                                                                 8,817          8,817
                                        ------------  ---------  -------------  -------------  -------------  -------------
Balance as of June 30, 1996...........    22,639,997     22,640      2,465,610                     7,425,933      9,914,183

  Net earnings........................                                                             5,377,894      5,377,894
  Deferred compensation...............                               2,805,000   $(2,805,000)                             0
  Unrealized gain on marketable
    securities........................                                                                 2,506          2,506
                                        ------------  ---------  -------------  -------------  -------------  -------------
Balance as of June 30, 1997...........    22,639,997     22,640      5,270,610    (2,805,000)     12,806,333     15,294,583

  Net earnings........................                                                            17,418,789     17,418,789
  Amortization of deferred
    compensation......................                                 (80,000)      743,773                        663,773
  Unrealized gain on marketable
    securities........................                                                                (2,506)        (2,506)
  Initial public offering, net of
    related expenses..................     1,250,000      1,250     11,887,590                                   11,888,840
                                        ------------  ---------  -------------  -------------  -------------  -------------
Balance as of June 30, 1998...........    23,889,997  $  23,890     17,078,200   $(2,061,227)  $  30,222,616  $  45,263,479
                                        ------------  ---------  -------------  -------------  -------------  -------------
                                        ------------  ---------  -------------  -------------  -------------  -------------

                See accompanying notes to financial statements.

                               BEBE STORES, INC.

                            STATEMENTS OF CASH FLOWS

                                                                                FISCAL YEAR ENDED JUNE 30
                                                                       -------------------------------------------
                                                                           1998           1997           1996
                                                                       -------------  -------------  -------------
Cash flows from operating activities:
  Net earnings.......................................................  $  17,418,789  $   5,377,894  $     126,897
  Adjustments to reconcile net earnings to cash provided (used) by operating activities:
    Non-cash compensation expense....................................        663,773
    Depreciation and amortization....................................      2,170,618      1,802,538      1,291,365
    Net loss (gain) on disposal of property..........................        253,433       (163,808)        58,927
    Net (gain) loss on sales of securities...........................                                      (12,369)
    Impairment loss..................................................        (31,593)       271,543
    Net loss from partnership........................................         14,754         74,910         79,171
    Deferred income taxes............................................     (1,071,119)    (1,146,305)       102,505
    Deferred rent....................................................         (5,544)       842,035      1,081,863
    Changes in operating assets and liabilities:
      Receivables....................................................       (199,527)     1,712,625     (1,678,035)
      Inventories....................................................     (4,943,515)    (1,150,969)      (335,558)
      Other assets...................................................       (217,948)      (269,965)       (98,145)
      Prepaid expenses...............................................        (47,859)        25,110        (27,011)
      Accounts payable...............................................      1,857,352      1,853,169       (104,413)
      Accrued liabilities............................................      3,053,703      3,283,514        890,958
      Income taxes payable...........................................        359,904        530,354     (3,566,025)
                                                                       -------------  -------------  -------------
        Net cash provided (used) by operating activities.............     19,275,221     13,042,645     (2,189,870)
Cash flows from investing activities:
  Purchase of equipment and improvements.............................     (3,652,213)    (1,716,637)    (1,608,078)
  Proceeds from sales of equipment...................................          2,768         22,288
  Sale (purchase) of rental real estate..............................                       693,007
  Purchase of marketable securities..................................                          (379)      (253,915)
  Proceeds from sale of marketable securities........................         77,883                       390,967
                                                                       -------------  -------------  -------------
        Net cash used by investing activities........................     (3,571,562)    (1,001,721)    (1,471,026)
Cash flows from financing activities:
  Borrowings from (repayments to) shareholder........................            539       (123,685)        55,104
  Net proceeds from (repayments on) revolving line of credit.........                      (969,287)       969,287
  Repayments on capital leases & other...............................       (133,340)      (168,945)
  Proceeds from term loan............................................                                    4,084,367
                                                                       -------------  -------------  -------------
  Net Proceeds from initial public offering..........................     11,888,840
  Repayment of term loan.............................................                    (3,347,700)      (780,354)
                                                                       -------------  -------------  -------------
        Net cash provided (used) by financing activities.............     11,756,039     (4,609,617)     4,328,404
Net increase in cash.................................................     27,459,698      7,431,307        667,508
Cash:
  Beginning of year..................................................      9,191,919      1,760,612      1,093,104
                                                                       -------------  -------------  -------------
  End of year........................................................  $  36,651,617  $   9,191,919  $   1,760,612
                                                                       -------------  -------------  -------------
                                                                       -------------  -------------  -------------
Supplemental information:
  Cash paid for interest.............................................  $      19,664  $     216,617  $     177,313
                                                                       -------------  -------------  -------------
  Cash paid for income taxes.........................................  $  12,764,904  $   3,907,703  $   5,123,567
                                                                       -------------  -------------  -------------

                See accompanying notes to financial statements.

                               BEBE STORES, INC.

                         NOTES TO FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    NATURE OF THE BUSINESS--bebe stores, inc. (dba bebe), the "Company," designs, develops and produces a distinctive line of contemporary women's apparel and accessories, which it markets under the bebe and bebe moda brand names primarily through its 86 specialty retail stores located in 21 states.

    STOCK SPLIT AND CHANGE IN PAR VALUE--On April 7, 1998, the Company's Board of Directors authorized a 2.83-for-1 stock split and restated its common stock par value from $0.00 to $0.001 per share. Accordingly, a transfer was made from additional paid-in capital to common stock. All information in the financial statements concerning common shares and per share amounts have been restated to give retroactive effect to the stock split and change in par value.

    USE OF ESTIMATES--The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period. Actual results could differ from those estimates.

    CASH AND EQUIVALENTS represent cash and short-term, highly liquid investments with original maturities of three months or less.

    MARKETABLE SECURITIES (classified as available-for-sale securities) are reported at fair value. Fair values are based on quoted market prices. Unrealized gains and losses are excluded from income and are reported as an increase or decrease in shareholders' equity.

    INVENTORIES, NET are stated at the lower of FIFO (first-in, first-out) cost or market. Cost includes certain indirect purchasing, merchandise handling and storage costs.

    EQUIPMENT AND IMPROVEMENTS, NET are stated at cost. Depreciation on equipment is computed using the double declining balance method for items purchased prior to July 1, 1995 and the straight-line method is used for all improvements as well as equipment purchased after July 1, 1995. Equipment and improvements are depreciated over the estimated useful lives of the related assets ranging from three to 12 years.

    LEASING COMMISSIONS associated with negotiating new store leases are capitalized in other assets and amortized over the lease term. Accumulated amortization on leasing commissions at June 30, 1998 and 1997 was $249,549 and $176,571, respectively.

    LONG-TERM INVESTMENT--The Company owns 48.35% of a limited partnership and accounts for the investment using the equity method. Accordingly, the investment, which is included in other assets, is carried at cost, adjusted for the Company's percentage share of the partnership's cumulative net income or loss.

    DEFERRED RENT--Many of the Company's operating leases contain predetermined fixed increases of the minimum rental rate during the initial lease term. For these leases, the Company recognizes the related rental expense on a straight-line basis and records the difference between the amount charged to expense and the rent paid as deferred rent.

    STORE PREOPENING COSTS--Costs associated with the opening or remodeling of stores, such as preopening rent and payroll, are charged to expense as incurred.

                               BEBE STORES, INC.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    ADVERTISING COSTS--Costs associated with advertising are charged to expense when the advertising first takes place. Advertising costs were $6,735,543, $2,861,162, and $1,560,000, respectively, during fiscal 1998, 1997 and 1996.

    INCOME TAXES are accounted for using an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. In estimating future tax consequences, expected future events are considered other than changes in the tax law or rates.

    ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS--The carrying values of cash and equivalents, investments, receivables, accounts payable, and long-term debt approximates their estimated fair values.

    IMPAIRMENT OF LONG-LIVED ASSETS--The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF as of June 30, 1997. Whenever events or changes in circumstances have indicated that the carrying amount of its assets might not be recoverable, the Company, using its best estimates based on reasonable and supportable assumptions and projections, has reviewed for impairment of the carrying value of long-lived assets. The Company has identified a group of underperforming stores and anticipates the closure of some of these locations in the future. The Company generated a net increase to income of $31,593 and net expense of $271,543 in fiscal 1998 and 1997, respectively, related to this impairment loss. No additional stores were identified as under performing, during fiscal year 1998. Adjustments were made to the store closing reserves due to changes in the net book value of the stores' assets.

    STOCK-BASED COMPENSATION--The Company accounts for stock-based awards to employees using the intrinsic value-based method under Accounting Principles Board ("APB") Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES. The Company has adopted the disclosure provisions of SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION.

    REVENUE RECOGNITION--Net sales consist of all product sales, net of returns, paid by check, credit card, cash, gift certificate or store credit. Gift certificates sold are carried as a liability and no sale is recognized until the gift certificate is redeemed. Similarly, customers may receive a store credit in exchange for returned goods. Store credits are carried as a liability until redeemed.

    EARNINGS PER SHARE--In the second quarter of fiscal 1998, the Company adopted SFAS No. 128, EARNINGS PER SHARE, which requires dual presentation of basic earnings per share ("EPS") and diluted EPS on the face of all statements of operations issued after December 15, 1997. Basic EPS is computed as net earnings divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options.

    NEW ACCOUNTING PRONOUNCEMENTS--In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, REPORTING COMPREHENSIVE INCOME, and SFAS No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION. SFAS No. 130 requires that an enterprise report, by major components and as a single total, the change in its net assets during the period from nonowner sources; and SFAS No. 131 establishes annual and interim reporting standards for an enterprise's operating segments and related disclosures about its products, services, geographic areas and major customers. Both statements are effective for the Company's fiscal year 1999. Adoption of these statements will not

                               BEBE STORES, INC.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) significantly impact the Company's financial position, results of operations or cash flows and any effect will be limited to the form and content of its disclosures.

    RECLASSIFICATIONS--Certain reclassifications have been made to the prior year financial statements to conform with the fiscal 1998 financial statement presentation.

2. INVENTORIES, NET

    The Company's inventories consist of:

                                                                        AS OF JUNE 30,
                                                                 ----------------------------
                                                                     1998           1997
                                                                 -------------  -------------
Raw materials..................................................  $   5,277,878  $   2,785,382
Merchandise available for sale.................................     12,296,588      7,497,872
                                                                 -------------  -------------
Total..........................................................     17,574,466     10,283,254
Less: valuation allowance......................................     (3,169,253)      (821,556)
                                                                 -------------  -------------
Inventories, net...............................................  $  14,405,213  $   9,461,698
                                                                 -------------  -------------
                                                                 -------------  -------------

    Included in the valuation allowance at June 30, 1998 is a reserve for raw materials not directly associated with planned garment production.

3. CREDIT FACILITIES

    Debt consists of the following:

                                                                           AS OF JUNE 30,
                                                                      ------------------------
                                                                         1998         1997
                                                                      -----------  -----------
Capital leases......................................................  $    72,637  $   157,495
Note payable........................................................      113,867      162,350
                                                                      -----------  -----------
Total...............................................................      186,504      319,845
Less: current portion...............................................     (104,286)    (151,746)
                                                                      -----------  -----------
Total long-term debt................................................  $    82,218  $   168,099
                                                                      -----------  -----------
                                                                      -----------  -----------

    As of June 30, 1998 the Company had a revolving line of credit, with a facility for letters of credit, with interest at the bank's reference rate (which was 8.5%, as of June 30, 1998) allowing for up to $5 million in borrowings including outstanding letters of credit. As of June 30, 1998 and 1997 there was $2,424,432 and $751,391, respectively, outstanding in letters of credit. This credit facility required the Company to comply with several financial covenants, including but not limited to a minimum current ratio, minimum tangible net worth, and maximum liabilities to tangible net worth. As of June 30, 1998, the Company was in compliance with such covenants. The agreement, which expires March 31, 2000, also places restrictions on capital expenditures and the payment of cash dividends and repurchase of shares.

                               BEBE STORES, INC.

3. CREDIT FACILITIES (CONTINUED)
    The Company purchased 48.35% of a housing partnership in fiscal 1994. The note payable of $113,867 and $162,350 at June 30, 1998 and 1997, respectively, is the remaining amount due on the purchase. The note will be paid off in increments through fiscal year 2001.

    Scheduled maturities of debt outstanding at June 30, 1998 are as follows:

Fiscal year ending June 30,
  1999............................................................  $ 105,113
  2000............................................................     65,606
  2001............................................................     20,801
                                                                    ---------
  Total minimum payments..........................................    191,520
  Less: imputed interest..........................................     (5,016)
                                                                    ---------
  Present value of future minimum payments........................  $ 186,504
                                                                    ---------
                                                                    ---------

4. ACCRUED LIABILITIES

    Accrued liabilities consist of the following:

                                                                          AS OF JUNE 30,
                                                                    --------------------------
                                                                        1998          1997
                                                                    ------------  ------------
Employee compensation.............................................  $  2,895,507  $  1,287,263
Sales and use taxes...............................................       742,394       546,120
Store credits and gift certificates...............................     1,763,952     1,371,839
Lease termination costs...........................................     1,299,622     1,687,327
IPO Costs.........................................................       399,427
Other.............................................................     1,369,721       711,881
                                                                    ------------  ------------
  Total...........................................................  $  8,470,623  $  5,604,430
                                                                    ------------  ------------
                                                                    ------------  ------------

    Other accrued liabilities relate primarily to advertising, percentage rents, employee benefits and certain store expenses.

5. OPERATING LEASES

    The Company has operating leases for its retail store locations, corporate headquarters, distribution centers and certain office equipment. Store leases typically provide for payment by the Company of operating expenses, real estate taxes and additional rent based on a percentage of net sales if a specified net sales target is exceeded. In addition, certain leases have escalation clauses and provide for terms of renewal and/or early termination based on the net sales volumes achieved.

    Rent expense for the years ended June 30, 1998, 1997 and 1996 was $15,509,575, $13,481,105 and $11,066,614, respectively. Rent expense includes percentage rent and other lease-required expenses for the years ended 1998, 1997 and 1996 of $6,307,118, $4,776,148 and $3,741,920, respectively.

                               BEBE STORES, INC.

5. OPERATING LEASES (CONTINUED)
    Future minimum lease payments under operating leases at June 30, 1998 are as follows:

Fiscal year ending June 30,
  1999.........................................................  $9,990,753
  2000.........................................................  10,163,108
  2001.........................................................  10,039,528
  2002.........................................................   9,505,666
  2003.........................................................   9,021,621
  Thereafter...................................................  23,249,391
                                                                 ----------
    Total minimum lease payments...............................  $71,970,067
                                                                 ----------
                                                                 ----------

6. INCOME TAXES

    A summary of the provision (benefit) for income taxes is as follows:

                                                           FISCAL YEAR ENDED JUNE 30,
                                                    -----------------------------------------
                                                        1998           1997          1996
                                                    -------------  -------------  -----------
Current:
  Federal.........................................  $  10,444,465  $   3,545,749  $  (179,740)
  State...........................................      2,730,336        676,565       67,000
                                                    -------------  -------------  -----------
                                                       13,174,801      4,222,314     (112,740)
Deferred:
  Federal.........................................       (859,558)      (705,259)     102,505
  State...........................................       (211,563)      (298,992)
                                                    -------------  -------------  -----------
                                                       (1,071,121)    (1,004,251)     102,505
                                                    -------------  -------------  -----------
    Provision (benefit)...........................  $  12,103,680  $   3,218,063  $   (10,235)
                                                    -------------  -------------  -----------
                                                    -------------  -------------  -----------

    A reconciliation of the statutory federal income tax rate with the Company's effective income tax rate is as follows:

                                                                     FISCAL YEAR ENDED JUNE 30,
                                                                   -------------------------------
                                                                     1998       1997       1996
                                                                   ---------  ---------  ---------
Federal statutory rate:..........................................       35.0%      35.0%      35.0%
State rate, net of federal benefit...............................        5.6        5.5        9.9
Valuation adjustment.............................................                  (1.2)       4.4
Benefit of graduated rate........................................                  (1.2)      (1.0)
Tax credits......................................................       (0.3)      (1.0)     (68.6)
Permanent items and other........................................        0.7        0.3       11.5
                                                                         ---        ---  ---------
  Effective tax rate.............................................       41.0%      37.4%      (8.8)%
                                                                         ---        ---  ---------
                                                                         ---        ---  ---------

    Temporary differences arise primarily from certain accruals, including California franchise taxes, which are not currently deductible for tax purposes, and differences between financial and tax depreciation

                               BEBE STORES, INC.

6. INCOME TAXES (CONTINUED)
methods. Deferred income taxes are recognized for tax consequences of temporary differences by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.

    Significant components of the Company's deferred tax assets (liabilities) are as follows:

                                                                    FISCAL YEAR ENDED JUNE 30,
                                                                    --------------------------
                                                                        1998          1997
                                                                    ------------  ------------
Current:
  Inventory reserve...............................................  $    914,141  $    357,133
  State taxes.....................................................       224,799       101,055
  Accrued vacation................................................        64,835        57,615
  Uniform capitalization..........................................      (261,451)      (90,145)
  Other...........................................................       (99,489)       25,559
                                                                    ------------  ------------
    Total current.................................................       842,835       451,217

Noncurrent:
  Depreciation....................................................       575,932       280,795
  Store closure accrual...........................................       709,171       709,930
  Deferred rent...................................................       213,041       140,900
  Deferred compensation...........................................       249,439
  Other...........................................................        63,543
                                                                    ------------  ------------
    Total noncurrent..............................................     1,811,126     1,131,625
                                                                    ------------  ------------
    Net deferred tax assets.......................................  $  2,653,961  $  1,582,842
                                                                    ------------  ------------
                                                                    ------------  ------------

    The Company has committed to the acquisition of low income tax credits from a real estate partnership totaling $214,479 through fiscal 2000. The Company utilized $80,430 of credits during both fiscal 1998 and fiscal 1997 to reduce its federal income taxes payable.

7. EQUIPMENT AND IMPROVEMENTS, NET

    Equipment and improvements consist of the following:

                                                                        AS OF JUNE 30,
                                                                 ----------------------------
                                                                     1998           1997
                                                                 -------------  -------------
Leasehold improvements.........................................  $   7,812,316  $   6,435,588
Furniture, fixtures, equipment and vehicles....................      3,824,802      3,156,982
Computer hardware and software.................................      2,633,157      1,890,684
Assets under capital leases....................................        363,488        459,444
Construction in progress.......................................        717,647        161,818
                                                                 -------------  -------------
  Total........................................................     15,351,410     12,104,516
Less accumulated depreciation and amortization.................      6,138,052      4,565,055
                                                                 -------------  -------------
  Equipment and improvements, net..............................  $   9,213,358  $   7,539,461
                                                                 -------------  -------------
                                                                 -------------  -------------

                               BEBE STORES, INC.

8. EMPLOYEE BENEFIT PLAN

    In fiscal 1995, the Company implemented a 401(k) pension plan for all eligible employees. Employees are eligible to participate in the plan if they have been employed by the Company for one year, have reached age 21, and work at least 1,000 hours annually. Generally, employees can defer up to 15% of their gross wages up to the maximum limit allowable under the Internal Revenue Code. The employer can make a discretionary matching contribution for the employee. Employer contributions to the plan for the years ended June 30, 1998, 1997 and 1996 were $72,503, $32,688, and $35,947, respectively.

9. STOCK PLANS

STOCK OPTION PLANS

    On June 26, 1997 the Board of Directors adopted the 1997 Stock Plan (the "Stock Plan"). Options granted under the Stock Plan have a ten-year term and may be either incentive stock options, non-qualified stock options, stock purchase rights or stock awards. The Company has reserved 2,830,000 shares of common stock for issuance under the Stock Plan.

    The options granted are immediately exercisable, but are subject to repurchase at the original exercise price in the event that the optionee's employment with the Company ceases for any reason. The Company's right of repurchase generally lapses over a four-year period as follows: 20% in each of the first two years after the grant date and 30% in the third and fourth years after the grant date, with full lapse of the repurchase option occurring on the fourth anniversary date

    The following summarizes all stock option transactions for the years ended June 30, 1998 and 1997.

                                                           SHARES OUTSTANDING  PRICE PER SHARE
                                                           ------------------  ---------------
Balance, June 30, 1996...................................
Options granted..........................................        1,587,630               $1.77
                                                                ----------
Balance, June 30, 1997...................................        1,587,630                1.77
Options granted..........................................          383,450        5.65 - 13.12
Options canceled.........................................         (138,670)        1.77 - 5.65
                                                                ----------
Balance, June 30, 1998...................................        1,832,410       $1.77 - 13.12
                                                                ----------
                                                                ----------

    The options granted in June 1997 resulted in deferred compensation of $2,805,000 (assuming all such options become fully vested) to be amortized over the vesting period of the related options, of which $663,773 was expensed for the year ended June 30, 1998. As of June 30, 1998 there were 997,590 shares available for future grant.

                               BEBE STORES, INC.

9. STOCK PLANS (CONTINUED)
    The following table summarizes information about stock options outstanding at June 30, 1998:

                                                                                          EXERCISABLE OPTIONS NOT
                                                                                           SUBJECT TO REPURCHASE
                                                                                                  (VESTED)
                                                   OPTIONS OUTSTANDING                  ----------------------------
                                    --------------------------------------------------                   WEIGHTED
                                                  WEIGHTED AVERAGE        WEIGHTED        NUMBER OF       AVERAGE
                                    NUMBER OF      REMAINING LIFE          AVERAGE       OPTIONS AT      EXERCISE
EXERCISABLE PRICES                   OPTIONS         (IN YEARS)        EXERCISE PRICE   JUNE 30, 1998      PRICE
----------------------------------  ----------  ---------------------  ---------------  -------------  -------------
$ 1.77............................   1,542,350             9.00           $    1.77          375,682     $    1.77
  5.65............................     232,060             9.50                5.65                0          5.65
 13.12............................      58,000            10.00               13.12                0         13.12
                                    ----------                                          -------------
                                     1,832,410                                               375,682
                                    ----------                                          -------------
                                    ----------                                          -------------

STOCK PURCHASE PLAN

    On April 7, 1998, the Company's 1998 Employee Stock Purchase Plan (the "Plan") was adopted and approved by the shareholders. A total of 750,000 shares of common stock has been reserved for issuance under the Plan. The Plan will allow eligible employees to purchase the Company's common stock in an amount which may not exceed 10% of the employee's compensation. The Plan will be implemented by sequential 24-month offerings. Each offering will generally be comprised of four, six-month purchase periods, with shares purchased on the last day of each purchase period (a "Purchase Date"). The price at which stock may be purchased is equal to 85% of the lower of fair market value of the Company's common stock on the first day of the offering period or the Purchase Date.

    There were no shares issued under the Purchase plan in the fiscal year ended June 30, 1998.

PREFERRED STOCK

    On April 7, 1998, the Company shareholders granted the Board of Directors the authority to issue up to 1,000,000 shares of $0.001 par value preferred stock and to fix the rights, preferences, privileges and restrictions including voting rights, of these shares without any further vote or approval by the shareholders. No preferred stock has been granted to date.

ADDITIONAL STOCK PLAN INFORMATION

    The Company accounts for the Stock Plan in accordance with APB Opinion No. 25, under which no compensation cost has been recognized for stock option awards granted at fair market value. Had compensation expense for the Stock Plan been determined based on the fair value at the grant dates for

                               BEBE STORES, INC.

9. STOCK PLANS (CONTINUED)
awards under the Stock Plan, consistent with the method of SFAS No. 123, the Company's net earnings, basic EPS and diluted EPS would have been reduced to the pro forma amounts indicated below:

                                                                  FISCAL YEAR ENDED JUNE 30,
                                                                  ---------------------------
                                                                      1998           1997
                                                                  -------------  ------------
Net income      As reported.....................................  $  17,418,789  $  5,377,894
                Pro forma.......................................     17,249,741     5,376,160

Basic EPS       As reported.....................................  $        0.77  $       0.24
                Pro forma.......................................           0.76          0.24

Diluted EPS     As reported.....................................  $        0.73  $       0.24
                Pro forma.......................................           0.72          0.24

    The weighted average fair value of options granted during the fiscal years ended June 30, 1998 and 1997 was $2.89 and $2.44, respectively. The fair value of each option grant was estimated on the date of the grant using the minimum value method with the following weighted-average assumptions:

                                                                               FISCAL YEAR ENDED JUNE
                                                                                        30,
                                                                               ----------------------
                                                                                 1998        1997
                                                                               ---------     -----
Expected dividend rate.......................................................        0.0%        0.0%
Expected volatility..........................................................       15.2%        0.0%
Risk-free interest rate......................................................        5.7%        6.0%
Expected lives (years).......................................................        5.6         8.0

10. LITIGATION

    The Company is subject to legal proceedings and claims that arise in the ordinary course of business. Management believes, based on the advice of counsel, that ultimate resolution of these matters will not have a material adverse effect on the financial statements taken as a whole.

11. RELATED PARTY TRANSACTIONS

    In March 1995, the Company purchased from Manny Mashouf, the Chairman, President and Chief Executive Officer of the Company, certain residential property for $800,000. In February 1997, the Company sold the property to an unaffiliated third party for $696,000, net of selling costs. During the last three fiscal years, Mr. Mashouf has loaned to or borrowed from the Company various amounts of cash ranging from loans to the Company of up to $500,000 and advances from the Company of up to $150,000. As of June 30, 1998, there were no borrowings due to Mr. Mashouf from the Company or advances owed to the Company by Mr. Mashouf.

                               BEBE STORES, INC.

12. EARNINGS PER SHARE

    Under SFAS No. 128, the Company provides dual presentation of EPS on a basic and diluted basis. The Company's granting of certain stock options resulted in potential dilution of basic EPS. The following table summarizes the difference between basic weighted average shares outstanding and diluted weighted average shares outstanding used to compute diluted EPS.

                                                             FISCAL YEAR ENDED JUNE 30
                                                      ----------------------------------------
                                                          1998          1997          1996
                                                      ------------  ------------  ------------
Basic weighted average number of shares
  outstanding.......................................    22,687,942    22,639,997    22,639,997
Incremental shares from assumed issuance of stock
  options...........................................     1,174,445        10,874
                                                      ------------  ------------  ------------
Diluted weighted average number of shares
  outstanding.......................................    23,862,387    22,650,871    22,639,997
                                                      ------------  ------------  ------------
                                                      ------------  ------------  ------------

    The number of incremental shares from the assumed issuance of stock options is calculated applying the treasury stock method.

13. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

    The quarterly financial information presented below reflects all adjustments which, in the opinion of the Company's management, are of a normal and recurring nature necessary to present fairly the results of operations for the periods presented.

                                                                                    1998 QUARTER ENDED
                                                                       --------------------------------------------
                                                                       SEPT. 30,  DEC. 31,    MARCH 31,   JUNE 30,
                                                                         1997       1997        1998        1998
                                                                       ---------  ---------  -----------  ---------
Net sales............................................................  $  31,218  $  43,558   $  33,296   $  38,684
Gross profit.........................................................     15,653     22,413      16,248      20,729
Selling, general and administrative expenses.........................      9,382     13,183      10,994      12,801
  Income from operations.............................................      6,271      9,230       5,254       7,928
Earnings before income taxes.........................................      6,439      9,374       5,444       8,264
Net Earnings.........................................................      3,797      5,523       3,222       4,877

Basic earnings per share.............................................  $    0.17  $    0.24   $    0.14   $    0.21
Diluted earnings per share...........................................  $    0.16  $    0.23   $    0.13   $    0.20

                               BEBE STORES, INC.

13. QUARTERLY FINANCIAL INFORMATION (UNAUDITED) (CONTINUED)

                                                                                    1997 QUARTER ENDED
                                                                       --------------------------------------------
                                                                       SEPT. 30,  DEC. 31,    MARCH 31,   JUNE 30,
                                                                         1996       1996        1997        1997
                                                                       ---------  ---------  -----------  ---------
Net sales............................................................  $  18,554  $  26,697   $  23,146   $  26,689
Gross profit.........................................................      6,824     12,045       9,228      13,020
Selling, general and administrative expenses.........................      6,985      7,835       7,742      10,086
  Income (loss) from operations......................................       (161)     4,210       1,486       2,934
Earnings before income taxes.........................................       (249)     4,140       1,852       2,852
Net Earnings (loss)..................................................       (155)     2,581       1,174       1,778

Basic earnings (loss) per share......................................  $   (0.01) $    0.11   $    0.05   $    0.08
Diluted earnings (loss) per share....................................  $   (0.01) $    0.11   $    0.05   $    0.08

                               INDEX TO EXHIBITS

  EXHIBIT
  NUMBER                                             DESCRIPTION OF DOCUMENT
-----------  --------------------------------------------------------------------------------------------------------
       3.1*  Amended and Restated Articles of Incorporation of the Registrant.

       3.2*  Bylaws of the Registrant.

       4.1*  Specimen certificate representing the Common Stock (in standard printer form, not provided).

      10.1*  1997 Stock Plan.

      10.2*  1998 Stock Purchase Plan.

      10.3*  Form of Indemnification Agreement

      10.4*  Standard Industrial/Commercial-Tenant Lease-Net dated August 8, 1994 between the Registrant and
             California State Teachers' Retirement System, as amended (lease for corporate headquarters and distribution center in Brisbane, California).

      10.5*  Retail Store License Agreement between the Registrant and Bebe Moda S.A. de C.V., a Mexican company, effective as of April 1, 1998.

      23.1   Independent Auditors' Consent and Report on Schedule.

      24.1   Power of Attorney (see signature page).

      27.1   Financial Data Schedule (EDGAR filed version only).

------------------------

* Incorporated by reference from exhibits of the same number in Registrant's Registration Statement on Form S-1 (Reg. No. 333-50333), effective June 16, 1998.

                                                                     SCHEDULE II

                               BEBE STORES, INC.

                       VALUATION AND QUALIFYING ACCOUNTS

                                                                   COLUMN C
                                                           -------------------------
                                               COLUMN B            ADDITIONS
                                             ------------  -------------------------                   COLUMN E
                 COLUMN A                     BALANCE AT    CHARGED TO   CHARGED TO     COLUMN D    --------------
-------------------------------------------  BEGINNING OF   COSTS AND       OTHER     ------------  BALANCE AT END
DESCRIPTION                                     PERIOD       EXPENSES     ACCOUNTS     DEDUCTION      OF PERIOD
-------------------------------------------  ------------  ------------  -----------  ------------  --------------
YEAR ENDED JUNE 30, 1995
Inventory obsolescence reserve.............  $    200,000  $    200,000                              $    400,000
Allowance for doubtful accounts
  receivable...............................         5,000       105,969               $     75,969         35,000
Deferred tax asset valuation allowance.....        35,990        66,654                                   102,644
                                             ------------  ------------               ------------  --------------
                                             $    240,990  $    372,623               $     75,969   $    537,644
                                             ------------  ------------               ------------  --------------
                                             ------------  ------------               ------------  --------------
YEAR ENDED JUNE 30, 1996
Inventory obsolescence reserve.............  $    400,000  $     80,000               $    100,000   $    380,000
Allowance for doubtful accounts
  receivable...............................        35,000        53,587                     75,087         13,500
Deferred tax asset valuation allowance.....       102,644        42,000                                   144,644
                                             ------------  ------------               ------------  --------------
                                             $    537,644  $    175,587               $    175,087   $    538,144
                                             ------------  ------------               ------------  --------------
                                             ------------  ------------               ------------  --------------
YEAR ENDED JUNE 30, 1997
Inventory obsolescence reserve.............  $    380,000  $    441,556                              $    821,556
Allowance for doubtful accounts
  receivable...............................        13,500        78,649                     15,481         76,668
Deferred tax asset valuation allowance.....       144,644                                  144,644
Reserve for store closures.................                     271,543                                   271,543
                                             ------------  ------------               ------------  --------------
                                             $    538,144  $    791,748               $    160,125   $  1,169,767
                                             ------------  ------------               ------------  --------------
                                             ------------  ------------               ------------  --------------
YEAR ENDED JUNE 30, 1998
Inventory obsolescence reserve.............  $    821,556  $  4,618,590   $ 202,430   $  2,473,323   $  3,169,253
Allowance for doubtful accounts
  receivable...............................        76,668        84,002                    108,886         51,784
Reserve for store closures.................       271,543      (135,795)                  (104,202)       239,950
                                             ------------  ------------  -----------  ------------  --------------
                                             $  1,169,767  $  4,566,797   $ 202,430   $  2,478,007   $  3,460,987
                                             ------------  ------------  -----------  ------------  --------------
                                             ------------  ------------  -----------  ------------  --------------