Form 10-Q
period 1998-09-30
BEBE STORES INC
filed 1998-11-16
CIK 1059272

--------------------------------------------------------------------------------


                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                ----------------------
                                      FORM 10-Q
/X/              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                         THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

                                         OR

/ /              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                        THE SECURITIES EXCHANGE ACT OF 1934

                           COMMISSION FILE NUMBER 0-24395

                                 BEBE STORES, INC.
               (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               CALIFORNIA                             94-2450490
       (STATE OR JURISDICTION OF                     (IRS EMPLOYER
     INCORPORATION OR ORGANIZATION)             IDENTIFICATION NUMBER)

                                  380 VALLEY DRIVE
                              BRISBANE, CALIFORNIA 94005
                       (Address of principal executive offices)
                              TELEPHONE: (415) 715-3900



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X      No
                                               ---        ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     COMMON STOCK, PAR VALUE OF $0.001 PER SHARE, 22,889,997 SHARES OUTSTANDING AS OF OCTOBER 26,1998.




--------------------------------------------------------------------------------

                                  BEBE STORES, INC.
                                  TABLE OF CONTENTS

PART I.   FINANCIAL INFORMATION                                                                  PAGE NO.
Item 1.   Financial Statements
          Condensed Consolidated Balance Sheet
              September 30, 1998 (unaudited), June 30, 1998 and September 30, 1997 (unaudited)       3
          Condensed Consolidated Statements of Operations (unaudited)
              Three months ended September 30, 1998 and 1997                                         4
          Condensed Consolidated Statements of Cash Flows (unaudited)
              Three months ended September 30, 1998 and 1997                                         5
          Notes to Condensed Financial Statements                                                    6
Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations      7
Item 3.   Quantitative and Qualitative Disclosures about Market Risk                                14


PART II.  OTHER INFORMATION
Item 1.   Legal Proceedings                                                                         15
Item 2.   Changes in Securities                                                                     15
Item 3.   Defaults Upon Senior Securities                                                           15
Item 4.   Submission of Matters to a Vote of Security Holders                                       15
Item 5.   Other Information                                                                         15
Item 6.   Exhibits and Reports on Form 8K                                                           15

SIGNATURES                                                                                          16

PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements

                                  BEBE STORES, INC.
                        CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                  AS OF                                            AS OF
                                                             SEPTEMBER 30,            AS OF JUNE 30,           SEPTEMBER 30,
                                                                  1998                     1998                     1997
                                                                  ----                     ----                     ----
                                                              (Unaudited)                                       (Unaudited)
ASSETS:
Current assets:
  Cash and equivalents                                          $42,615,736              $36,651,617              $15,008,667
  Receivables:
    Income tax refund                                               185,529                  169,443                        0
    Construction allowance                                           90,000                                           106,416
    Other (net of allowance of $63,787, $51,785
      and $74,825)                                                  139,569                   87,124                  102,582
  Inventories, net                                               16,039,772               14,405,213               11,891,071
  Deferred income taxes                                             842,835                  842,835                  849,619
  Prepaid and other                                                 116,784                  134,760                   39,463
                                                                -----------              -----------              -----------
    Total current assets                                         60,030,225               52,290,992               27,997,818

Equipment and improvements, net                                   9,455,769                9,213,358                8,050,016

Deferred income taxes                                             1,811,126                1,811,126                1,363,813
Other assets                                                      1,239,755                  893,252                  755,816
                                                                -----------              -----------              -----------
    Total other assets                                            3,050,881                2,704,378                2,119,629
                                                                -----------              -----------              -----------

Total assets                                                    $72,536,875              $64,208,728              $38,167,463
                                                                -----------              -----------              -----------
                                                                -----------              -----------              -----------

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
  Accounts payable                                               $7,964,690               $6,921,981               $6,728,545
  Accrued liabilities                                             8,171,421                8,470,623                6,728,756
  Current portion of long-term debt                                 104,286                  104,286                  146,636
  Income taxes payable                                            3,094,300                  890,258                3,181,459
                                                                -----------              -----------              -----------
    Total current liabilities                                    19,334,697               16,387,148               16,335,396

Long-term debt                                                       35,709                   82,218                  127,425
Deferred rent                                                     2,457,195                2,475,883                2,378,469
                                                                -----------              -----------              -----------
Total liabilities                                                21,827,601               18,945,249               18,841,290
Commitments and contingencies

Shareholders' equity:
  Preferred stock-authorized 1,000,000 shares at
    $0.001 par value per share: no shares issued
    and outstanding
  Common stock-authorized 40,000,000 shares at $0.001
    par value per share; issued and outstanding
    23,889,997 shares                                                23,890                   23,890                   22,640
  Additional paid-in capital                                     16,993,201               17,078,200               15,270,610
  Deferred compensation                                          (1,861,216)              (2,061,227)              (2,568,500)
  Retained earnings                                              35,553,399               30,222,616               16,601,423
                                                                -----------              -----------              -----------
    Total shareholders' equity                                   50,709,274               45,263,479               19,326,173
                                                                -----------              -----------              -----------

Total liabilities and shareholders' equity                      $72,536,875              $64,208,728              $38,167,463
                                                                -----------              -----------              -----------
                                                                -----------              -----------              -----------


                   See accompanying notes to financial statements.

                                  BEBE STORES, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (UNAUDITED)

                                                                  Three Months Ended September 30,
                                                                  --------------------------------
                                                                    1998                     1997
                                                                    ----                     ----
Net sales                                                       $41,552,331              $31,217,537
Cost of sales, including buying and occupancy                    19,800,694               15,564,440
                                                                -----------              -----------
  Gross profit                                                   21,751,637               15,653,097
Selling, general and administrative expenses                     13,200,538                9,382,766
                                                                -----------              -----------
Income from operations                                            8,551,099                6,270,331
Other expense (income):
  Interest expense                                                    2,350                    4,802
  Interest income                                                  (487,765)                (152,263)
  Other                                                               1,290                  (20,743)
                                                                -----------              -----------
Earnings before income taxes                                      9,035,224                6,438,535
Provision for income taxes                                        3,704,441                2,640,939
                                                                -----------              -----------
  Net earnings                                                  $ 5,330,783              $ 3,797,596
                                                                -----------              -----------
                                                                -----------              -----------

Basic earnings per share                                              $0.22                    $0.17
Diluted earnings per share                                            $0.21                    $0.16
Basic weighted average shares outstanding                        23,889,997               22,639,997
Diluted weighted average shares outstanding                      25,386,581               23,537,076



                   See accompanying notes to financial statements.

                                  BEBE STORES, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (Unaudited)

                                                                     For the Three Months Ended
                                                                             September 30
                                                                             ------------
                                                                    1998                     1997
                                                                    ----                     ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings                                                  $ 5,330,783              $ 3,797,596
  Adjustments to reconcile net earnings to cash provided
  (used) by operating activities:
    Non-cash compensation expense                                   115,011                  236,500
    Depreciation and amortization                                   653,690                  499,131
    Net loss on disposal of property                                 49,397                   41,552
    Impairment loss                                                                          (30,415)
    Deferred income taxes                                                                   (630,590)
    Deferred rent                                                   (18,688)                  83,016
    Changes in operating assets and liabilities:
      Receivables                                                   (65,923)                 (45,521)
      Inventories                                                (1,634,559)              (2,429,373)
      Other assets                                                 (367,974)                  38,995
      Prepaid expenses                                               17,976                   47,437
      Accounts payable                                            1,042,709                1,663,916
      Accrued liabilities                                          (299,202)                 674,327
      Income taxes payable                                        2,204,041                2,651,104
                                                                -----------              -----------
        Net cash provided by operating activities                 7,027,261                6,597,676

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of equipment and improvements                         (1,023,725)                (755,207)
  Proceeds from sales of equipment                                    9,699                  (58,339)
  Proceeds from sale of marketable securities                                                 77,883
                                                                -----------              -----------
        Net cash used by investing activities                    (1,014,026)                (735,663)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings from (repayments to) shareholder                        (2,607)                     518
  Repayments on capital leases & other                              (46,508)                 (45,783)
                                                                -----------              -----------
        Net cash used by financing activities                       (49,115)                 (45,265)

Net increase in cash                                              5,964,120                5,816,748

CASH:
  Beginning of year                                              36,651,616                9,191,919
                                                                -----------              -----------
  End of year                                                   $42,615,736              $15,008,667
                                                                -----------              -----------
                                                                -----------              -----------

SUPPLEMENTAL INFORMATION:
  Cash paid for interest                                        $     2,349              $     4,802
                                                                -----------              -----------
  Cash paid for income taxes                                    $ 1,500,400              $   620,425
                                                                -----------              -----------


                   See accompanying notes to financial statements.

                                  BEBE STORES, INC.
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

INTERIM FINANCIAL STATEMENTS

     The accompanying Condensed Consolidated Balance Sheets of bebe stores, inc. (the "Company") as of September 30, 1998 (the "current period") and September 30, 1997 (the "prior period") and the interim Condensed Consolidated Statements of Operations and Cash Flows for the three months ended September 30, 1998 and September 30, 1997 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The Consolidated Balance Sheet at June 30, 1998 was derived from the audited financial statements. The Company's business is affected by the pattern of seasonality common to most retail apparel businesses. The results for the current and prior periods are not necessarily indicative of future financial results.

     Certain notes and other information have been condensed or omitted from the interim Consolidated Financial Statements presented in this Quarterly Report on Form 10-Q. Therefore, these Condensed Consolidated Financial Statements should be read in conjunction with the Company's Fiscal 1998 Annual Report on Form 10-K.

EARNINGS PER SHARE

     Under SFAS No. 128, the Company provides dual presentation of EPS on a basic and diluted basis. The Company's granting of certain stock options resulted in potential dilution of basic EPS. The following table summarizes the difference between basic weighted average shares outstanding and diluted weighted average shares outstanding used to compute diluted EPS.

                                                       THREE MONTHS ENDED
                                                          SEPTEMBER 30
                                                          ------------
                                                     1998           1997
                                                     ----           ----
          Basic weighted average number of
            Shares outstanding                    23,889,997     22,639,997
          Incremental shares from assumed
            Issuance of stock options              1,496,584        897,079
                                                  ----------     ----------
          Diluted weighted average number of
            Shares outstanding                    25,386,581     23,537,076
                                                  ----------     ----------
                                                  ----------     ----------


     The number of incremental shares from the assumed issuance of stock options is calculated applying the treasury stock method.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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


RESULTS OF OPERATIONS

     The following table sets forth certain financial data as a percentage of net sales for the periods indicated:

                                                     FOR THE THREE MONTHS ENDED
                                                           SEPTEMBER 30,
                                                           -------------
 STATEMENTS OF OPERATIONS DATA:                           1998         1997
                                                          ----         ----

 Net sales...........................................    100.0%       100.0%
 Cost of sales, including buying and occupancy (1)...     47.7         49.9
                                                         -----        -----
 Gross profit........................................     52.3         50.1
 Selling, general and administrative expenses (2)....     31.8         30.1
                                                         -----        -----
 Income from operations..............................     20.5         20.0
 Interest and other expenses (income), net...........     (1.2)        (0.5)
                                                         -----        -----
 Earnings before income taxes........................     21.7         20.5
 Provision (benefit) for income taxes................      8.9          8.3
                                                         -----        -----
 Net earnings........................................     12.8%        12.2%
                                                         -----        -----
                                                         -----        -----

---------------
(1) Cost of sales includes the cost of merchandise, store occupancy costs and buying costs.

(2) Selling, general and administrative expenses primarily consist of non-occupancy store costs, corporate overhead and advertising costs.


THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

     NET SALES. Net sales increased to $41.6 million during the three months ended September 30, 1998 from $31.2 million in the same period of the prior year, an increase of $10.4 million, or 33.3%. Of this increase, $7.9 million was attributable to the 27% increase in comparable store sales, and $2.5 million was attributable to stores not included in the comparable store sales base. The increase in comparable store sales was attributable to a broader product line offering, strong consumer acceptance of the product line and improvements in the operational aspects of the Company's business. The Company operated 87 stores at September 30, 1998 compared to 83 stores at September 30, 1997.

     GROSS PROFIT. Gross profit, which includes the cost of merchandise, buying and occupancy, increased to $21.7 million during the three months ended September 30, 1998 from $15.6 million for the same period of the prior year, an increase of $6.1 million, or 39.1%. As a percentage of net sales, gross profit increased to 52.3% for the period from 50.1% in the same period of the prior year. The increase in gross profit as a percentage of net sales resulted from higher initial markups and lower markdowns associated with higher sell-through rates, as well as reduced occupancy costs as a percentage of net sales resulting from higher average store sales. The Company believes that the gross margins attained during this most recent quarter are not sustainable and that gross margins will likely be lower in the current and future periods.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses, which primarily consist of non-occupancy store costs, corporate overhead and advertising costs, increased to $13.2 million during the three months ended September 30, 1998 from $9.4 million in the same period of the prior year, an increase of $3.8 million, or 40.4%. As a percentage of net sales, these expenses increased to 31.8% during the three months ended September 30, 1998 from 30.1% in the same period of the prior year. This increase as a percentage of net sales was largely a result of increased compensation costs associated with increased corporate staffing and certain profit sharing accruals.

     For the three month period, advertising expense was $1.5 million, or 3.5% of net sales, compared to $1.2 million, or 3.8% of net sales, in the same period of the prior year. The Company currently plans to maintain annual advertising expenses as a percentage of net sales at roughly the same level as experienced in the prior year.

     INTEREST AND OTHER EXPENSE (INCOME), NET. The Company generated $484,000 of interest and other income (net of other expenses) during the three months ended September 30, 1998 as compared to $168,000 in the same period of the prior year. The Company had no significant borrowings under its line of credit during the period ended September 30, 1998. The increase of interest and other income is a result of higher cash balances generated from operating results and proceeds from the Company's initial public offering of stock in June 1998.

     PROVISION (BENEFIT) FOR INCOME TAXES. The effective tax rate for the three months ended September 30, 1998 was 41.0% and was consistent with the rate experienced in the same period of the prior year.


LIQUIDITY AND CAPITAL RESOURCES

     During the three fiscal years ended June 30, 1998, bebe has satisfied its cash requirements principally through cash flow from operations, borrowings under its revolving lines of credit and term loans. Primary uses of cash have been to purchase merchandise inventory, to fund the construction of new stores and to remodel and renovate stores.

     The Company's working capital requirements vary widely throughout the year and generally peak in the first and second fiscal quarters. At September 30, 1998, the Company had approximately $42.6 million of cash and cash equivalents on hand of which $11.9 million was derived from the Company's initial public offering in June, 1998. In addition, the Company had a revolving line of credit, under which it could borrow or issue letters of credit up to a combined total of $5.0 million. As of September 30, 1998, there were no borrowings under the line of credit and letters of credit outstanding totaled $1.2 million.

     Net cash provided by operating activities for the three months ended September 30, 1998 was $7.0 million. Cash provided by operating activities for the period was primarily generated by income from operations and changes in working capital.

     Net cash used by investing activities for the period was $1.0 million. The primary use of these funds was for the opening of new stores and the implementation of new computer systems within the stores and the corporate office.

     The Company expects to make substantial capital expenditures in connection with the opening and expansion of stores, the implementation of new systems to support store and corporate office functions and the expansion or relocation of its corporate offices and distribution center. The Company estimates that capital expenditures will be between $9.0 million and $11.0 million in fiscal 1999. The Company opened one new store during the three months ended September 30, 1998. The Company expects to open approximately 14 additional stores in fiscal 1999 and approximately 15 stores in fiscal 2000.

     Net cash used by financing activities was $49,000 for the three months ended September 30, 1998. The Company believes that its cash on hand, together with its cash flow from operation, will be sufficient to meet its capital and operating requirements through fiscal 1999. The Company's future capital requirements, however, will depend on numerous factors, including without limitation, the size and number of new and expanded stores, investment costs for management information systems, potential acquisitions and/or joint ventures, and future results of operations.

SEASONALITY OF BUSINESS AND QUARTERLY RESULTS

     The Company's business varies with general seasonal trends that are characteristic of the retail and apparel industries. As a result, the Company generates a disproportionate amount of its annual net sales in the first half of its fiscal year (which includes the fall and holiday selling seasons) compared to the second half of its fiscal year. If for any reason the Company's sales were below seasonal norms during the first half of its fiscal year, the Company's annual operating results would be affected adversely. Because of the seasonality of the Company's business, results for any quarter are not necessarily indicative of results that may be achieved for a full fiscal year.

INFLATION

     The Company does not believe that inflation has had a material effect on the results of operations in the recent past. There can be no assurance that the Company's business will not be affected by inflation in the future.

YEAR 2000 DATE CONVERSION

     The Company has created a Year 2000 task force that is implementing a six-phase plan with the objective of ensuring that its management information systems will record, store, process, calculate and present calendar dates falling on or after (and if applicable, spans of time including) January 1, 2000 in the same manner, and with the same functionality as it has in years prior to 2000 (collectively, "Year 2000 Compliant"). As part of this six-phase plan, the Company has completed a comprehensive review of its information systems and is involved in a program to update computer systems and applications in preparation for the year 2000. The Company currently believes that this six-phase plan will be completed by July 31, 1999: however, the Company has intentionally planned its completion date well in advance of January 1, 2000 to allow adequate time to further test and modify all mission critical applications should such further work be necessary.

     Total expenditures related to identification, testing, conversion, contingency, replacement and upgrading system applications are expected to range from $400,000 to $600,000 during fiscal 1999 and 2000. In certain cases, the conversions to applications which are year 2000 compliant will be made in conjunction with planned business system upgrades or enhancements. In the most reasonably likely worst case scenario, the Company's store operating and back end inventory management systems could fail. The consequence of such failure could include the inability to record sales transactions in the Company's stores and a breakdown in the supply chain. Such occurrence would likely result in a loss of revenue; it is not possible to quantify the possible range of such loss. This would necessitate reverting to a number of manual systems for recording sales, ordering product and replenishing the Company's stores.

     The Company is attempting to contact vendors and others on whom it relies to assure that their systems will be converted before January 1, 2000. However, there can be no assurance that the systems of other companies on which the Company's systems rely will be year 2000 compliant by December 31, 1999. Any such failure to convert by another company may have an adverse effect on the Company's systems. In a most reasonably likely worst case scenario, one or more significant supplier could be unable to continue to adequately supply the Company after 1999. The Company's fallback position would be to seek an alternative source of supply. However, there can be no assurance that such alternative sources of supply would be available. Such a contingency plan will be in place by the end of fiscal year 1999. It is not practical for management to estimate the range of financial loss, if any, which could result from the negative effect that a disruption in supply would have on the Company's business. Furthermore, no assurance can be given that any or all of the Company's systems are or will be year 2000 compliant, or that the ultimate costs required to address the year 2000 issue or the impact of any failure to achieve substantial year 2000 compliance will not have a material adverse effect on the Company's financial condition.

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

     RISKS OF GROWTH STRATEGY. The Company's continued growth is dependent, to a significant degree, on its ability to identify sites and open and operate new stores on a profitable basis. bebe opened 24 stores in fiscal 1995, 18 stores in fiscal 1996, 10 stores in fiscal 1997, seven stores in fiscal 1998 and one store in the three-month period ended September 30, 1998. The Company expects to open approximately 14 stores in the remainder of fiscal 1999 and an additional 15 stores in fiscal 2000. Such expansion may include the opening in selected markets of flagship stores that will be larger and more expensive to operate than existing stores. If the Company does not generate sufficient revenues from these flagship stores to cover their higher costs, the Company's financial results could be negatively affected. The success of this expansion plan is dependent upon a number of factors, including the availability of desirable locations, the successful negotiation of acceptable leases for such locations, the ability to manage the expansion of the store base, the ability to source inventory adequate to meet the needs of new stores, the ability to operate stores profitably once opened, the development of adequate management information systems to support expanded activity, the ability to recruit and retain new employees, the availability of capital, and general economic and business conditions affecting consumer confidence and spending. There can be no assurance that the Company will be able to achieve its planned expansion on a timely and profitable basis, if at all. In addition, a majority of the Company's new store openings in the remainder of fiscal 1999 and fiscal 2000 will be in existing markets. There can be no assurance that these openings will not result in reduced net sales volumes and profitability in existing stores in those markets.

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

     The Company believes that the rate of comparable store sales growth achieved in recent periods is not sustainable and expects that such growth, if any, in the current and future periods will be more moderate. Furthermore, during these recent periods of relatively high comparable store sales growth, the Company has experienced favorable merchandise margins due to strong sell-through rates and attendant low markdown rates coupled with favorable occupancy expense leverage. As comparable store sales growth moderates, the Company anticipates a decline in merchandise margins and, accordingly, a reduction in gross margins. The Company expects to experience increases in selling, general and administrative expenses as a percentage of sales in certain future three months periods as a result of planned investments to its infrastructure and anticipated moderation of comparable stores sales growth rates.

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

     NEW MANAGEMENT TEAM; DEPENDENCE ON KEY PERSONNEL. The Company is dependent upon the efforts of its key employees, particularly Manny Mashouf, the founder, Chairman, President and Chief Executive Officer. In addition, most of the Company's officers and other key personnel have joined the Company since the middle of fiscal 1996 and, therefore, have relatively little experience with the Company. None of the Company's executive officers is bound by an employment agreement, and the relationships of such officers with the

Company are, therefore, at will. With the exception of Mr. Mashouf, the Company does not have "key person" life insurance policies on any of its employees. The loss of the services of Mr. Mashouf or any of its key officers or employees could have a material adverse effect on the Company's business, financial condition and results of operations. Furthermore, the Company will need to hire experienced executive personnel to support the planned improvements and expansions of its business; however, there can be no assurance that the Company will be successful in hiring such personnel in a time frame necessary to manage and support its expansion plans.

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

     The Company is seeking to register its trademarks in targeted international markets that it believes represent large potential markets for the Company's products. In some of these markets, local companies currently have registered competing marks, and/or regulatory obstacles exist that may prevent the Company from obtaining a trademark for the bebe name or related names. In such countries, the Company may be unable to use the bebe name unless it purchases the right or obtains a license to use the bebe name. There can be no assurance that the Company will be able to register trademarks in such international markets, purchase the right or obtain a license to use the bebe name on commercially reasonable terms, if at all. Failure to obtain either trademark, ownership or license rights would limit the Company's ability to expand into certain international markets or enter such markets with the bebe name, and to capitalize on the value of its brand.

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

     CONTROL BY PRINCIPAL SHAREHOLDER. As of September 30, 1998, Manny Mashouf, the Chairman, President and Chief Executive Officer of the Company beneficially own approximately 86.9% of the outstanding shares of the Company's Common Stock and as a result, acting alone, can control the election of directors of the Company and the outcome of all issues submitted to the shareholders of the Company. These factors may make it more difficult for a third party to acquire shares, may discourage acquisition bids for the Company and could limit the price that certain investors might be willing to pay for shares of Common Stock. Such concentration of stock ownership may have the effect of delaying, deferring or preventing a change in control of the Company.

     POTENTIAL ANTI-TAKEOVER EFFECTS. The Board of Directors has authority to issue up to 1,000,000 shares of Preferred Stock of the Company, $0.001 par value per share, and to fix the rights, preferences, privileges and restrictions, including voting rights, of these shares without any vote or action by the shareholders. The rights of the holders of Common Stock will be subject to, and may be adversely affected by, the rights of the holders of any Preferred Stock that may be issued in the future. The issuance of Preferred Stock, while providing desirable flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of making it more difficult for a third party to acquire a majority of the outstanding voting stock of the Company, thereby delaying, deferring or preventing a change in control of the Company. Furthermore, such Preferred Stock may have other rights, including economic rights, senior to the Common Stock, and as a result, the issuance of such Preferred Stock could have a material adverse effect on the market value of the Common Stock. The Company has no present plan to issue shares of Preferred Stock.

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

     The Company has created a Year 2000 Task Force, which is implementing a 6-phase plan with the objective of ensuring that its management information systems will be year 2000 compliant. The Company believes that this 6-phase plan will be completed by July 31, 1999. There can be no assurance that this 6-phase plan will be successful or that year 2000 compliant issues will not arise with respect to products furnished by third party manufactures or suppliers that may result in unforeseen costs or delays to the Company and therefore have a material adverse effect on the Company.

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

     As of September 30, 1998, options to purchase 1,748,884 shares of Common Stock were outstanding and exercisable, subject to certain vesting and repurchase restrictions.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Not applicable.

PART II   OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Not applicable.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5.  OTHER INFORMATION

Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:
     (27.1) Financial Data Schedule

(b)  Reports on Form 8-K
     No reports were filed on Form 8-K during the quarter for which this report is filed.

                                     SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        Dated November 16, 1998

                                        bebe stores, inc.


                                        /s/  Blair W. Lambert
                                        ----------------------------------------
                                        Blair W. Lambert, V.P. of Finance and
                                        Chief Financial Officer