Form 10-Q
period 1998-12-31
BEBE STORES INC
filed 1999-02-16
CIK 1059272

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   -----------

                                    FORM 10-Q
     (X)       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1998

                                       OR

    (  )      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

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

     COMMON STOCK, PAR VALUE OF $0.001 PER SHARE, 23,944,064 SHARES OUTSTANDING AS OF JANUARY 20,1999.


-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                BEBE STORES, INC.
                                TABLE OF CONTENTS

PART I.   FINANCIAL INFORMATION                                         PAGE NO.
Item 1.   Financial Statements
          Condensed Consolidated Balance Sheet
              December 31, 1998 (unaudited), June 30, 1998 and
              December 31, 1997 (unaudited)                                   3
          Condensed Consolidated Statements of Operations (unaudited)
              Three months ended December 31, 1998 and 1997 and
              Six months ended December 31, 1998 and 1997                     4
          Condensed Consolidated Statements of Cash Flows (unaudited)
              Three months ended December 31, 1998 and 1997                   5
          Notes to Financial Statements                                       6
Item 2.   Management's Discussion and Analysis of Financial Condition and
              Results of Operations                                           6
Item 3.   Quantitative and Qualitative Disclosures about Market Risk         14


PART II.  OTHER INFORMATION
Item 1.   Legal Proceedings                                                  14
Item 2.   Changes in Securities                                              14
Item 3.   Defaults Upon Senior Securities                                    14
Item 4.   Submission of Matters to a Vote of Security Holders                14
Item 5.   Other Information                                                  14
Item 6.   Exhibits and Reports on Form 8-K                                   15


SIGNATURES                                                                   16

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                                BEBE STORES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                             AS OF                              AS OF
                                                                         DECEMBER 31,      AS OF JUNE 30,    DECEMBER 31,
                                                                             1998              1998             1997
                                                                             ----              ----             ----
                                                                         (Unaudited)                         (Unaudited)

ASSETS:
Current assets:
  Cash and equivalents                                                   $55,166,161        $36,651,617      $22,112,142
  Receivables (net of allowance of $94,273,
           $51,785 and $88,970)                                              202,856            256,567          114,561
  Inventories, net                                                        14,148,061         14,405,213        9,964,480
  Deferred income taxes                                                      842,835            842,835          674,447
  Prepaid and other                                                          283,213            134,760           56,966
                                                                            --------            -------           ------
      Total current assets                                                70,643,126         52,290,992       32,922,596

Equipment and improvements, net                                           11,554,916          9,213,358        8,367,425

Deferred income taxes                                                      1,811,126          1,811,126        1,527,595
Other assets                                                               1,351,883            893,252          744,981
                                                                          ----------            -------          -------
      Total other assets                                                   3,163,009          2,704,378        2,272,576
                                                                          ----------          ---------        ---------

Total assets                                                             $85,361,051        $64,208,728      $43,562,597
                                                                        ------------        -----------      -----------
                                                                        ------------        -----------      -----------

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
  Accounts payable                                                        $8,856,084         $6,921,981       $5,369,305
  Accrued liabilities                                                     11,062,805          8,470,623        8,883,553
  Current portion of long-term debt                                          105,410            104,286          127,835
  Income taxes payable                                                     1,859,643            890,258        1,536,198
                                                                          ----------            -------        ---------
      Total current liabilities                                           21,883,942         16,387,148       15,916,871

Long-term debt                                                                17,213             82,218          125,598
Deferred rent                                                              2,500,494          2,475,883        2,473,276
                                                                          ----------          ---------        ---------
Total liabilities                                                         24,401,649         18,945,249       18,515,745

Commitments and contingencies                                                      0                  0                0

Shareholders' equity:
  Preferred stock-authorized 1,000,000 shares at $0.001 par
      value per share: no shares issued and outstanding
  Common stock-authorized 40,000,000 shares at $0.001 par
      value per share; issued and outstanding 23,944,064 shares               23,944             23,890           22,640
  Additional paid-in capital                                              17,359,090         17,078,200        5,205,610
  Deferred compensation                                                   (1,628,964)        (2,061,227)      (2,305,579)
  Retained earnings                                                       45,205,332         30,222,616       22,124,181
                                                                          ----------         ----------       ----------
      Total shareholders' equity                                          60,959,402         45,263,479       25,046,852
                                                                         -----------         ----------       ----------

Total liabilities and shareholders' equity                               $85,361,051        $64,208,728      $43,562,597
                                                                         -----------         ----------       ----------
                                                                         -----------         ----------       ----------

                 See accompanying notes to financial statements.

                                BEBE STORES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                          THREE MONTHS ENDED DECEMBER 30,      SIX MONTHS ENDED DECEMBER 30,
                                                          -------------------------------      -----------------------------
                                                              1998             1997             1998                  1997
                                                              ----             ----             ----                  ----

Net sales                                                  $59,491,380      $43,558,084     $101,043,712          $74,775,621
Cost of sales, including buying and occupancy               27,215,360       21,145,190       47,016,054           36,709,630
                                                            ----------       ----------       ----------           ----------
    Gross profit                                            32,276,020       22,412,894       54,027,658           38,065,991
Selling, general and administrative expenses                16,306,630       13,182,460       29,507,167           22,565,225
                                                            ----------       ----------       ----------           ----------
Income from operations                                      15,969,390        9,230,434       24,520,491           15,500,766
Other expense (income):
    Interest expense                                             2,419            2,999            4,768                7,801
    Interest income                                          (556,038)        (190,880)      (1,043,801)            (343,143)
    Other                                                        (288)           44,062            1,003               23,319
                                                                 -----          -------            -----               ------
Earnings before income taxes                                16,523,297        9,374,253       25,558,521           15,812,789
Provision for income taxes                                   6,871,365        3,851,495       10,575,805            6,492,434
                                                            ----------       ----------       ----------            ---------
         Net earnings                                       $9,651,932       $5,522,758      $14,982,716           $9,320,355
                                                            ----------       ----------      -----------           ----------
                                                            ----------       ----------      -----------           ----------

Basic earnings per share                                         $0.40            $0.24            $0.63                $0.41
Diluted earnings per share                                       $0.38            $0.23            $0.59                $0.39
Basic weighted average shares outstanding                   23,894,384       22,639,997       23,895,289           22,639,997
Diluted weighted average shares outstanding                 25,508,278       23,661,667       25,449,588           23,608,149


                 See accompanying notes to financial statements.

                                BEBE STORES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                         FOR THE SIX MONTHS ENDED
                                                                               DECEMBER 31,
                                                                               -------------
                                                                           1998             1997
                                                                           ----             ----
    CASH FLOWS FROM OPERATING ACTIVITIES:
     Net earnings                                                       $14,982,716       $9,320,355
       Adjustments to reconcile net earnings to cash provided
       (used) by operating activities:
       Non-cash compensation expense                                        240,851          434,421
       Depreciation and amortization                                      1,384,896        1,039,189
       Tax benefit from options exercised                                   106,620
       Net loss on disposal of property                                     142,506          119,307
       Store closing reserve                                               (34,989)          626,618
       Deferred income taxes                                                               (619,199)
       Deferred rent                                                       (32,497)        (215,777)
       Changes in operating assets and liabilities:
         Receivables                                                         55,350         (51,105)
         Inventories                                                        257,153        (502,782)
         Other assets                                                     (502,890)            6,970
         Prepaid expenses                                                 (148,453)           29,934
         Accounts payable                                                 1,934,102          304,675
         Accrued liabilities                                              2,592,183        2,953,372
         Income taxes payable                                               969,385        1,005,843
                                                                           --------       ---------
           Net cash provided by operating activities                     21,946,933       14,451,821

   CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchase of equipment and improvements                           (4,188,303)      (1,834,889)
       Proceeds from sales of equipment                                       9,700            1,040
       Proceeds from tenant allowance                                       446,000          290,240
       Proceeds from sale of marketable securities                                            77,883
                                                                         ----------           ------
           Net cash used by investing activities                        (3,732,603)      (1,465,726)

   Cash flows from financing activities:
       Borrowings from (repayments to) shareholder                          (1,639)              538
       Repayments on capital leases & other                                (38,237)         (38,261)
       Repayments of investment note                                       (25,645)         (28,150)
       Issuance of common stock                                             365,736
                                                                            -------          -------
           Net cash used by financing activities                            300,215         (65,873)


   Net increase in cash                                                  18,514,545       12,920,222

   CASH:
       Beginning of year                                                 36,651,616        9,191,919
                                                                        -----------       ----------
       End of year                                                      $55,166,161      $22,112,141
                                                                       ------------     ------------
                                                                       ------------     ------------

   SUPPLEMENTAL INFORMATION:
       Cash paid for interest                                           $     4,768       $    7,801
                                                                       ------------     ------------
       Cash paid for income taxes                                       $ 9,499,800      $ 6,143,790
                                                                       ------------     ------------

                 See accompanying notes to financial statements.

                                BEBE STORES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

INTERIM FINANCIAL STATEMENTS

     The accompanying Condensed Consolidated Balance Sheets of bebe stores, inc. (the "Company") as of December 31, 1998 (the "current period") and December 31, 1997 (the "prior period") and the interim Condensed Consolidated Statements of Operations and Cash Flows for the three months and six months ended December 31, 1998 and December 31, 1997 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The Consolidated Balance Sheet at June 30, 1998 was derived from audited financial statements. The Company's business is affected by the pattern of seasonality common to most retail apparel businesses. The results for the current and prior periods are not necessarily indicative of future financial results.

     Certain notes and other information have been condensed or omitted from the interim condensed Consolidated Financial Statements presented in this Quarterly Report on Form 10-Q. Therefore, these Condensed Consolidated Financial Statements should be read in conjunction with the Company's Fiscal 1998 Annual Report on Form 10-K.

EARNINGS PER SHARE

     Under SFAS No. 128, the Company provides dual presentation of EPS on a basic and diluted basis. The Company's granting of certain stock options resulted in potential dilution of basic EPS. The following table summarizes the difference between basic weighted average shares outstanding and diluted weighted average shares outstanding used to compute diluted EPS.

                                                          THREE MONTHS ENDED        SIX MONTHS ENDED
                                                              DECEMBER 31,             DECEMBER 31,
                                                              -----------              -----------
                                                          1998         1997         1998        1997
                                                          ----         ----         ----        ----
                                                       (Unaudited)  (Unaudited)  (Unaudited) (Unaudited)
      Basic weighted average number of
          Shares outstanding                            23,894,384   22,639,997   23,895,289  22,639,997
      Incremental shares from assumed
          Issuance of stock options                      1,613,894    1,021,680    1,554,299     968,152
                                                         ---------    ---------    ---------  ----------
      Diluted weighted average number of
          Shares outstanding                            25,508,278   23,661,677   25,449,588  23,608,149
                                                        ----------   ----------   ----------  ----------
                                                        ----------   ----------   ----------  ----------


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

RESULTS OF OPERATIONS

     The following table sets forth certain financial data as a percentage of net sales for the periods indicated:

                                                              FOR THE THREE MONTHS        FOR THE SIX MONTHS
                                                               ENDED DECEMBER 31,         ENDED DECEMBER 31,
STATEMENTS OF OPERATIONS DATA:                                 1998           1997         1998         1997
                                                               ----           ----         ----         ----

Net sales................................................     100.0%         100.0%       100.0%       100.0%
Cost of sales, including buying and occupancy (1)........      45.7           48.5         46.5         49.1
                                                               ----           ----         ----         ----
Gross profit.............................................      54.3           51.5         53.5         50.9
Selling, general and administrative expenses (2).........      27.5           30.3         29.2         30.2
                                                               ----           ----         ----         ----
Income from operations...................................      26.8           21.2         24.3         20.7
Interest and other expenses (income), net................      (1.0)          (0.3)        (1.0)        (0.4)
                                                               -----          -----        -----        -----
Earnings before income taxes.............................      27.8           21.5         25.3         21.1
Provision (benefit) for income taxes.....................      11.6            8.8         10.5          8.7
                                                               ----            ---         ----          ---
Net earnings.............................................      16.2%          12.7%        14.8%        12.4%
                                                               -----          -----        -----        -----
                                                               -----          -----        -----        -----

-----------

(1) Cost of sales includes the cost of merchandise, store occupancy costs and buying costs.

(2) Selling, general and administrative expenses primarily consist of non-occupancy store costs, corporate overhead and advertising costs.


     NET SALES. Net sales increased to $59.5 million during the three months ended December 31, 1998 from $43.6 million in the same period of the prior year, an increase of $15.9 million, or 36.5%. Of this increase, $10.8 million was attributable to the 27.7% increase in comparable store sales, and $5.1 million was attributable to on-line sales and stores not included in the comparable store sales base. For the six months ended December 31, 1998, net sales increased to $101.0 million from $74.8 million in the same six-month period of the prior year, an increase of $26.2 million, or 35.0%. Of this increase, $18.7 million was attributable to the 27.4% increase in comparable store sales for the six-month period, and $7.5 million was attributable to on-line sales and stores not included in the comparable store sales base. The increase in comparable store sales was attributable to a broader product line offering, strong consumer acceptance of the product line and improvements in the operational aspects of the Company's business. While the Company is experiencing comparable store sales growth increases to date that are consistent with those experienced in the quarter ended December 31, 1998, the Company believes that such increases may be lower in the future. The Company operated 91 stores at December 31, 1998 compared to 85 stores at December 31, 1997. The Company also sells product through its on-line store which can be found at www.bebe.com. Sales generated by the on-line store were significantly less than sales generated by any one store during the quarter.

     GROSS PROFIT. Gross profit, which includes the cost of merchandise, buying and occupancy, increased to $32.3 million during the three months ended December 31, 1998 from $22.4 million for the same three-month period of the prior year, an increase of $9.9 million, or 44.2%. As a percentage of net sales, gross profit increased to 54.3% for the three-month period ended December 31, 1998 from 51.5% in the same three-month period of the prior year. For the six months ended December 31, 1998, gross profit increased to $54.0 million from $38.1 million for the same six-month period of the prior year, an increase of $15.9 million, or 41.7%. As a percentage of net sales, gross profit increased to 53.5% for the six-month period from 50.9% in the same six-month period of the prior year. The increase in gross profit as a percentage of net sales resulted from higher initial markups and lower markdowns associated with higher sell-through rates, as well as reduced occupancy costs as a percentage of net sales resulting from higher average store sales. The Company believes that the gross margins attained during this most recent quarter are not sustainable and that gross margins in the current and future periods will likely be lower than those experienced in the quarter ended December 31, 1998.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses, which primarily consist of non-occupancy store costs, corporate overhead and advertising costs, increased to $16.3 million during the three months ended December 31, 1998 from $13.2 million in the same period of the prior year, an increase of $3.1 million, or 23.5%. As a percentage of net sales, these expenses decreased to 27.5% during the three-month period from 30.3% in the same period of the prior year. For the six months ended December 31, 1998, expenses increased to $29.5 million from $22.6 million in the same six-month period of the prior year, an increase of $6.9 million, or 30.5%. As a percentage of net sales, these expenses decreased to 29.2% during the six-month period from 30.2% in the same period of the prior year. This decrease as a percentage of net sales was largely a result of decreased compensation costs.

     INTEREST AND OTHER EXPENSE (INCOME), NET. The Company generated $554,000 of interest and other income (net of other expenses) during the three months ended December 31, 1998 as compared to $144,000 in the same three-month period of the prior year. For the six months ended December 31, 1998, the Company generated $1.0 million of interest and other income (net of other expenses) as compared to $312,000 in the same six-month period of the prior year. The Company had no significant borrowings under its line of credit during the period ended December 31, 1998. The increase of interest and other income is a result of higher cash balances generated from operating results and proceeds from the Company's initial public offering of stock in June 1998.

     PROVISION (BENEFIT) FOR INCOME TAXES. The effective tax rate for the three months ended December 31, 1998 was 41.6%. The rate for the six months ended December 31, 1998 was 41.4% and for the three months ended September 30, 1998 was 41.0%.

LIQUIDITY AND CAPITAL RESOURCES

     During the three fiscal years ended June 30, 1998, bebe has satisfied its cash requirements principally through cash flow from operations, borrowings under its revolving lines of credit and term loans. Primary uses of cash have been to purchase merchandise inventory, to fund the construction of new stores and to remodel and renovate stores.

     The Company's working capital requirements vary widely throughout the year and generally peak in the first and second fiscal quarters. At December 31, 1998, the Company had approximately $55.2 million of cash and cash equivalents on hand of which $11.9 million was derived from the Company's initial public offering in June 1998. In addition, the Company had a revolving line of credit, under which it could borrow or issue letters of credit up to a combined total of $5.0 million. As of December 31, 1998, there were no borrowings under the line of credit, and letters of credit outstanding totaled $1.5 million.

     Net cash provided by operating activities for the six months ended December 31, 1998 was $21.9 million. Cash provided by operating activities for the period was primarily generated by income from operations and changes in working capital.

     Net cash used by investing activities for the six-month period was $3.7 million. The primary use of these funds was for the opening of new stores and the implementation of new computer systems within the stores and the corporate office.

     The Company expects to make substantial capital expenditures in connection with the opening and expansion of stores, the implementation of new systems to support store and corporate office functions and the expansion or relocation of its corporate offices and distribution center. The Company estimates that capital expenditures will be between $9.0 million and $11.0 million in fiscal 1999, of which $4.2 million had been spent during the six months ended December 31, 1998. The Company expects to open approximately 10 additional stores in the remainder of fiscal 1999 and approximately 15 stores in fiscal 2000. The Company opened four new stores during the three months ended December 31, 1998.

     Net cash provided by financing activities was $300,000 for the six months ended December 31, 1998. The Company believes that its cash on hand, together with its cash flow from operation, will be sufficient to meet its capital and operating requirements through fiscal 1999. The Company's future capital requirements, however, will depend on numerous factors, including without limitation, the size and number of new and expanded stores, investment costs for management information systems, potential acquisitions and/or joint ventures, and future results of operations.

SEASONALITY OF BUSINESS AND QUARTERLY RESULTS

     The Company's business varies with general seasonal trends that are characteristic of the retail and apparel industries. As a result, net of the impact of new store openings, the Company generates a disproportionate amount of its annual net sales in the first half of its fiscal year (which includes the fall and holiday selling seasons) compared to the second half of its fiscal year. If for any reason the Company's sales were below seasonal norms during the first half of its fiscal year, the Company's annual operating results would be affected adversely. Because of the seasonality of the Company's business, results for any quarter are not necessarily indicative of results that may be achieved for a full fiscal year.

INFLATION

     The Company does not believe that inflation has had a material effect on the results of operations in the recent past. There can be no assurance that the Company's business will not be affected by inflation in the future.

YEAR 2000 DATE CONVERSION

     The Company has created a Year 2000 task force that is implementing a six-phase plan with the objective of ensuring that its management information systems will record, store, process, calculate and present calendar dates falling on or after (and if applicable, spans of time including) January 1, 2000 in the same manner, and with the same functionality as it has in years prior to 2000 (collectively, "Year 2000 Compliant"). As part of this six-phase plan, the Company has completed a comprehensive review of its information systems and is involved in a program to update computer systems and applications in preparation for the year 2000. The Company currently believes that this six-phase plan will be completed by July 31, 1999; however, the Company has intentionally planned its completion date well in advance of January 1, 2000 to allow adequate time to further test and modify all mission critical applications should such further work be necessary.

     Total expenditures related to identification, testing, conversion, contingency, replacement and upgrading system applications are expected to range from $400,000 to $600,000 during fiscal 1999 and 2000. As of December 31, 1998, the Company's expenditures were below the expectations for such six-month period. In certain cases, the conversions to applications that are year 2000 compliant will be made in conjunction with planned business system upgrades or enhancements. In the most reasonably likely worst case scenario, the Company's store operating and back end inventory management systems could fail. The consequence of such failure could include the inability to record sales transactions in the Company's stores and a breakdown in the supply chain. Such occurrence would likely result in a loss of revenue; it is not possible to quantify the possible range of such loss. This would necessitate reverting to a number of manual systems for recording sales, ordering product and replenishing the Company's stores.

     The Company is attempting to contact vendors and others on whom it relies to assure that their systems will be converted before January 1, 2000. However, there can be no assurance that the systems of other companies on which the Company's systems rely will be year 2000 compliant by December 31, 1999. Any such failure to convert by another company may have an adverse effect on the Company's systems. In the most reasonably likely worst case scenario, one or more significant supplier could be unable to continue to adequately supply the Company after 1999. The Company's fallback position would be to seek an alternative source of supply. However, there can be no assurance that such alternative sources of supply would be available on reasonable terms or at all. Such a contingency plan will be in place by the end of fiscal year 1999. It is not practical for management to estimate the range of financial loss, if any, which could result from the negative effect that a disruption in supply would have on the Company's business. Furthermore, no assurance can be given that any or all of the Company's systems are or will be year 2000 compliant, or that the ultimate costs required to address the year 2000 issue or the impact of any failure to achieve substantial year 2000 compliance will not have a material adverse effect on the Company's financial condition.

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

     MANAGEMENT OF INVENTORY. Success in the apparel industry is dependent on a company's ability to manage its inventory of merchandise in proportion to the demand for such merchandise. If bebe miscalculates the consumer demand for its products it may be faced with significant excess inventory and excess fabric for some
                                      9
products and missed opportunities for others. Weak sales and resulting markdowns and/or write-offs could cause the Company's profitability to be significantly impaired and may have a material adverse effect on the Company's financial condition and results of operations.

     RISKS OF GROWTH STRATEGY. The Company's continued growth is dependent, to a significant degree, on its ability to identify sites and open and operate new stores on a profitable basis. bebe opened 24 stores in fiscal 1995, 18 stores in fiscal 1996, 10 stores in fiscal 1997, seven stores in fiscal 1998 and five stores in the six-month period ended December 31, 1998. The Company expects to open approximately 10 additional stores in the remainder of fiscal 1999 and an additional 15 stores in fiscal 2000. Such expansion may include the opening in selected markets of flagship stores that will be larger and more expensive to operate than existing stores. If the Company does not generate sufficient revenues from these flagship stores to cover their higher costs, the Company's financial results could be negatively affected. The success of this expansion plan is dependent upon a number of factors, including the availability of desirable locations, the successful negotiation of acceptable leases for such locations, the ability to manage the expansion of the store base, the ability to source inventory adequate to meet the needs of new stores, the ability to operate stores profitably once opened, the development of adequate management information systems to support expanded activity, the ability to recruit and retain new employees, the availability of capital, and general economic and business conditions affecting consumer confidence and spending. There can be no assurance that the Company will be able to achieve its planned expansion on a timely and profitable basis, if at all. In addition, a majority of the Company's new store openings in the remainder of fiscal 1999 and fiscal 2000 will be in existing markets. There can be no assurance that these openings will not result in reduced net sales volumes and profitability in existing stores in those markets.

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

     RELIANCE ON MANAGEMENT INFORMATION SYSTEMS. In the past, the Company's investments in information systems have focused on its core store, merchandise and financial accounting systems. Currently, the Company's focus is on upgrading its capabilities and systems associated with its production, merchandise allocation and distribution functions, which have not kept pace with the Company's growth. The Company intends to make significant investments to improve existing management information systems and implement new systems in these areas and to implement them during fiscal 1999 and beyond. There can be no assurance that these enhancements will be successfully implemented. Failure to implement and integrate such systems could have a material adverse effect on the Company's business, financial condition and results of operations.

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

     RISK OF FOREIGN SOURCING. The Company purchases its raw materials from mills and other suppliers, a significant portion of which is purchased from suppliers outside the United States, primarily in Japan. A significant portion of the manufacturing of its merchandise is sourced outside the United States, primarily in Europe and Asia.

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

     The Company is currently evaluating its opportunities to expand its product offering and extend its geographic reach through licensing or joint venture arrangements. The Company has limited experience with any such arrangements, and there can be no assurance that such arrangements will be successful. Furthermore, while the Company intends to maintain the integrity of the presentation of bebe merchandise through the terms of any such agreement, there can be no assurance that any licensee or joint venture partner will comply with such standards. Any deviation from these standards of these contracts may have a material adverse effect on the Company's brand image.

     SEASONALITY AND QUARTERLY FLUCTUATIONS. The Company has experienced historically, and expects to continue to experience, quarterly fluctuations in its sales volumes and levels of profitability. Net of the impact of new store openings, the Company tends to generate larger sales and, to an even greater extent, profitability levels in the first and second quarters (which include the fall and holiday selling seasons) of its fiscal year. If for any reason sales were below seasonal norms during the first and second quarters of its fiscal year, as they were in fiscal 1996, the Company's quarterly and annual results of operations would be adversely affected. bebe's quarterly financial performance may also fluctuate widely as a result of a number of other factors such as the number and timing of new store openings, acceptance of product offerings, timing of product deliveries, actions by competitors and effectiveness of advertising campaigns. Due to these factors, the results of interim periods are not necessarily indicative of the results for the year.

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

     CONTROL BY PRINCIPAL SHAREHOLDER. As of December 31, 1998, Manny Mashouf, the Chairman, President and Chief Executive Officer of the Company beneficially owned approximately 86.7% of the outstanding shares of the Company's Common Stock and as a result, acting alone, can control the election of directors of the Company and the outcome of all issues submitted to the shareholders of the Company. These factors may make it more difficult for a third party to acquire shares, may discourage acquisition bids for the Company and could limit the price that certain investors might be willing to pay for shares of Common Stock. Such concentration of stock ownership may have the effect of delaying, deferring or preventing a change in control of the Company.

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

     SHARES ELIGIBLE FOR FUTURE SALE. The Company has outstanding an aggregate of 23,944,064 shares of Common Stock. Of these shares, 21,012,997 shares of Common Stock held by the existing shareholders are "restricted securities," as that term is defined in Rule 144 under the Securities Act ("Restricted Shares"). Restricted Shares may be sold in the public market only if registered or if they qualify for an exemption from registration under Rule 144 promulgated under the Securities Act.

     As of December 31, 1998, options to purchase 1,948,108 shares of Common Stock were outstanding and exercisable, subject to certain vesting and repurchase restrictions.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS:

    10.6 Standard Industrial/Commercial Single Tenant Lease-Net dated November 30, 1998 between the Registrant and Far Western Land and Investment Company, Inc., as amended (lease for 400 Valley Drive in Brisbane, California).

    10.7* Retail Store License Agreement between the Registrant and Sakal Duty
          Free Ltd., a duly registered Israeli private company, and Sakal Sports Ltd., a duly registered Israeli private company.

    27.1  Financial Data Schedule



(b)  REPORTS ON FORM 8-K:

     No reports were filed on Form 8-K during the quarter for which this report is filed.



     -------------------------------------

* Certain information in this exhibit has been omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request under 17 C.F.R. Sections 200.80(b), 200.83 and 230.406.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       Dated February 16, 1999

                                       bebe stores, inc.


                                       /s/   Blair W. Lambert
                                       -----------------------------------------
                                       Blair W. Lambert, V.P. of Finance and
                                       Chief Financial Officer