Form 10-Q
period 1999-03-31
BEBE STORES INC
filed 1999-05-17
CIK 1059272

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                             ----------------------

                                    FORM 10-Q

       (X)     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

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

     COMMON STOCK, PAR VALUE OF $0.001 PER SHARE, 24,196,989 SHARES OUTSTANDING AS OF APRIL 28,1999.

                                BEBE STORES, INC.

                                TABLE OF CONTENTS

PART I     FINANCIAL INFORMATION                                                     PAGE NO.
Item 1     Financial Statements
           Condensed Consolidated Balance Sheet
             March 31, 1999 (unaudited), June 30, 1998 and March 31, 1998 (unaudited)   3
           Condensed Consolidated Statements of Operations (unaudited)
             Three months ended March 31, 1999 and 1998 and
             Nine months ended March 31, 1999 and 1998                                  4
           Condensed Consolidated Statements of Cash Flows (unaudited)
             Nine months ended March 31, 1999 and 1998                                  5
           Notes to Financial Statements                                                6
Item 2     Management's Discussion and Analysis of Financial Condition and
             Results of Operations                                                      6
Item 3     Quantitative and Qualitative Disclosures about Market Risk                  14


PART II    OTHER INFORMATION

Item 1     Legal Proceedings                                                           15
Item 2     Changes in Securities                                                       15
Item 3     Defaults Upon Senior Securities                                             15
Item 4     Submission of Matters to a Vote of Security Holders                         15
Item 5     Other Information                                                           15
Item 6     Exhibits and Reports on Form 8-K                                            15


SIGNATURES                                                                             16

PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                                BEBE STORES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                        AS OF           AS OF           AS OF
                                                                       MARCH 31,       JUNE 30,        MARCH 31,
                                                                         1999            1998            1998
                                                                      ------------    ------------    ------------
                                                                      (Unaudited)                     (Unaudited)
ASSETS:
Current assets:
    Cash and equivalents                                              $ 52,392,601    $ 36,651,617    $ 22,741,554
    Receivables (net of allowance of $105,699, $51,785 and $46,851)        684,578         256,567         318,473
    Inventories, net                                                    17,030,009      14,405,213      11,016,322
    Prepaid and other                                                    5,139,259         977,595       1,541,892
                                                                      ------------    ------------    ------------
          Total current assets                                          75,246,447      52,290,992      35,618,241

Equipment and improvements, net                                         14,800,160       9,213,358       8,067,981

Other assets                                                             3,141,767       2,704,378       2,533,807
                                                                      ------------    ------------    ------------

Total assets                                                          $ 93,188,374    $ 64,208,728    $ 46,220,029
                                                                      ------------    ------------    ------------
                                                                      ------------    ------------    ------------

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
    Accounts payable                                                  $ 11,629,771    $  6,921,981    $  6,873,547
    Accrued liabilities                                                  9,306,149       8,470,623       7,373,817
    Current portion of long-term debt                                      118,763         104,286         111,579
    Income taxes payable                                                         0         890,258       1,058,428
                                                                      ------------    ------------    ------------
           Total current liabilities                                    21,054,683      16,387,148      15,417,371

Long-term debt                                                              60,788          82,218          96,302
Deferred rent                                                            2,628,778       2,475,883       2,344,706
                                                                      ------------    ------------    ------------
Total liabilities                                                       23,744,249      18,945,249      17,858,379

Commitments and contingencies                                                    0               0               0

Shareholders' equity:
    Preferred stock-authorized 1,000,000 shares at $0.001 par
        value per share: no shares issued and outstanding
    Common stock-authorized 40,000,000 shares at $0.001 par
        value per share; issued and outstanding 24,196,989 shares           24,197          23,890          22,640
    Additional paid-in capital                                          20,283,748      17,078,200       5,190,610
    Deferred compensation                                               (1,441,811)     (2,061,227)     (2,197,488)
    Retained earnings                                                   50,577,991      30,222,616      25,345,888
                                                                      ------------    ------------    ------------
           Total shareholders' equity                                   69,444,125      45,263,479      28,361,650
                                                                      ------------    ------------    ------------

Total liabilities and shareholders' equity                            $ 93,188,374    $ 64,208,728    $ 46,220,029
                                                                      ------------    ------------    ------------
                                                                      ------------    ------------    ------------

                See accompanying notes to financial statements.

                                BEBE STORES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                 THREE MONTHS ENDED MARCH 31,      NINE MONTHS ENDED MARCH 31,
                                                ------------------------------    ------------------------------
                                                    1999             1998             1999             1998
                                                -------------    -------------    -------------    -------------
Net sales                                       $  46,047,174    $  33,296,872    $ 147,090,886    $ 108,072,493
Cost of sales, including buying and occupancy      22,486,702       17,048,261       69,502,756       53,757,891
                                                -------------    -------------    -------------    -------------
       Gross profit                                23,560,472       16,248,611       77,588,130       54,314,602
Selling, general and administrative expenses       15,158,117       10,993,664       44,665,284       33,558,889
                                                -------------    -------------    -------------    -------------
Income from operations                              8,402,355        5,254,947       32,922,846       20,755,713
Other expense (income):
       Interest expense                                 6,245            9,810           11,013           17,612
       Interest income                               (639,444)        (303,024)      (1,683,245)        (646,167)
       Other                                           18,815          103,219           19,818          126,537
                                                -------------    -------------    -------------    -------------
Earnings before income taxes                        9,016,739        5,444,942       34,575,260       21,257,731
Provision for income taxes                          3,653,891        2,223,236       14,229,696        8,715,670
                                                -------------    -------------    -------------    -------------
         Net earnings                           $   5,362,848    $   3,221,706    $  20,345,564    $  12,542,061
                                                -------------    -------------    -------------    -------------
                                                -------------    -------------    -------------    -------------

Basic earnings per share                        $        0.22    $        0.14    $        0.85    $        0.55
Diluted earnings per share                      $        0.21    $        0.13    $        0.80    $        0.53
Basic weighted average shares outstanding          24,105,757       22,639,997       23,964,421       22,639,997
Diluted weighted average shares outstanding        25,676,236       23,886,363       25,541,097       23,705,312

                See accompanying notes to financial statements.

                               BEBE STORES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                FOR THE NINE MONTHS ENDED MARCH 31,
                                                                -----------------------------------
                                                                        1999            1998
                                                                    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
        Net earnings                                                $ 20,345,564    $ 12,542,061
        Adjustments to reconcile net earnings to cash provided
        (used) by operating activities:
        Non-cash compensation expense                                    388,382         527,512
        Depreciation and amortization                                  2,196,005       1,584,957
        Tax benefit from options exercised                             2,493,975
        Net loss on disposal of property                                 194,802         209,982
        Store closing reserve                                            (47,304)        437,077
        Net loss from partnership                                                         14,755
        Deferred rent                                                     70,850        (112,531)
        Changes in operating assets and liabilities:
           Receivables                                                   111,705        (138,067)
           Inventories                                                (2,624,000)     (1,554,623)
           Other assets                                                 (504,715)       (700,282)
           Prepaid expenses                                           (4,160,829)     (1,003,775)
           Accounts payable                                            4,708,736       1,808,918
           Accrued liabilities                                           835,311       1,536,165
           Income taxes payable                                         (891,057)        528,074
                                                                    ------------    ------------
               Net cash provided by operating activities              23,117,425      15,680,223

CASH FLOWS FROM INVESTING ACTIVITIES:
        Purchase of equipment and improvements                        (9,033,757)     (2,513,675)
        Proceeds from sales of equipment                                   9,777           1,029
        Proceeds from tenant allowance                                   715,030         415,600
        Proceeds from sale of marketable securities                            0          77,883
                                                                    ------------    ------------
             Net cash used by investing activities                    (8,308,950)     (2,019,163)

CASH FLOWS FROM FINANCING ACTIVITIES:
        Borrowings from (repayments to) shareholder                            0             539
        Repayments on capital leases & other                              44,124         (63,481)
        Repayments of investment note                                    (51,077)        (48,483)
        Issuance of common stock                                         942,913               0
                                                                    ------------    ------------
            Net cash provided (used) by financing activities             935,960        (111,425)

Effect of exchange rate changes on cash                                   (3,451)              0

Net increase in cash                                                  15,740,984      13,549,635

CASH:
        Beginning of year                                             36,651,617       9,191,919
                                                                    ------------    ------------
        End of year                                                 $ 52,392,601    $ 22,741,554
                                                                    ------------    ------------
                                                                    ------------    ------------
SUPPLEMENTAL INFORMATION:
        Cash paid for interest                                      $     11,013    $     17,612
                                                                    ------------    ------------
        Cash paid for income taxes                                  $ 16,701,678    $ 10,030,392
                                                                    ------------    ------------

                                BEBE STORES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

INTERIM FINANCIAL STATEMENTS

     The accompanying Condensed Consolidated Balance Sheets of bebe stores, inc. (the "Company") as of March 31, 1999 (the "current period") and March 31, 1998 (the "prior period") and the interim Condensed Consolidated Statements of Operations and Cash Flows for the nine months ended March 31, 1999 and March 31, 1998 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The Consolidated Balance Sheet at June 30, 1998 was derived from audited financial statements. The Company's business is affected by the pattern of seasonality common to most retail apparel businesses. The results for the current and prior periods are not necessarily indicative of future financial results.

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


                                       THREE MONTHS ENDED        NINE MONTHS ENDED
                                            MARCH 31                 MARCH 31,
                                     -----------------------   -----------------------
                                       1999         1998         1999         1998
                                     ----------   ----------   ----------   ----------
                                    (unaudited)  (unaudited)  (unaudited)  (unaudited)
Basic weighted average number of
    Shares outstanding               24,105,757   22,639,997   23,964,421   22,639,997
Incremental shares from assumed
    Issuance of stock options         1,570,479    1,246,366    1,576,676    1,065,315
                                     ----------   ----------   ----------   ----------
Diluted weighted average number of
    Shares outstanding               25,676,236   23,886,363   25,541,097   23,705,312
                                     ----------   ----------   ----------   ----------
                                     ----------   ----------   ----------   ----------

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

RESULTS OF OPERATIONS

     The following table sets forth certain financial data as a percentage of net sales for the periods indicated:

                                                        THREE MONTHS ENDED   NINE MONTHS ENDED
                                                             MARCH 31            MARCH 31,
                                                        ------------------   ------------------
                                                           1999     1998       1999     1998
                                                          -----     -----     -----     -----
STATEMENTS OF OPERATIONS DATA:
Net sales ...........................................     100.0%    100.0%    100.0%    100.0%
Cost of sales, including buying and occupancy (1)....      48.8      51.2      47.3      49.7
                                                          -----     -----     -----     -----
Gross profit ........................................      51.2      48.8      52.7      50.3
Selling, general and administrative expenses (2)....       32.9      33.0      30.3      31.1
                                                          -----     -----     -----     -----
Income from operations ..............................      18.3      15.8      22.4      19.2
Interest and other expenses (income), net ...........      (1.3)     (0.6)     (1.1)     (0.5)
                                                          -----     -----     -----     -----
Earnings before income taxes ........................      19.6      16.4      23.5      19.7
Provision for income taxes ..........................       7.9       6.7       9.7       8.1
                                                          -----     -----     -----     -----
Net earnings ........................................      11.7%      9.7%     13.8%     11.6%
                                                          -----     -----     -----     -----
                                                          -----     -----     -----     -----

-----------

     (1) Cost of sales includes the cost of merchandise, buying costs and store occupancy costs.

     (2) Selling, general and administrative expenses primarily consist of non-occupancy store costs, corporate overhead and advertising costs.

     NET SALES. Net sales increased to $46.0 million during the three months ended March 31, 1999 from $33.3 million in the same period of the prior year, an increase of $12.7 million, or 38.1%. Of this increase, $8.0 million was attributable to the 26.2% increase in comparable store sales, and $4.7 million was attributable to on-line sales, wholesale sales to licensees, and stores not included in the comparable store sales base. For the nine months ended March 31, 1998, net sales increased to $147.1 million from $108.1 million in the same nine-month period of the prior year, an increase of $39.0 million, or 36.1%. Of this increase, $26.7 million was attributable to the 27.0% increase in comparable store sales for the nine-month period, and $12.3 million was attributable to on-line sales, wholesale sales to licensee, and stores not included in the comparable store sales base. The increase in comparable store sales was attributable to a broader product line offering, strong consumer acceptance of the product line and improvements in the operational aspects of the Company's business. While the Company continues to experience double-digit comparable store sales growth versus the prior year, the Company believes that such percentage increases in the current and future periods will be lower than those experienced in the first three quarters of fiscal 1999. The Company operated 97 stores at March 31, 1999 compared to 85 stores at March 31, 1998. The Company also sells product through its on-line store which can be found at www.bebe.com. Sales generated by the on-line store were significantly less than sales generated by any one store during the quarter.

     GROSS PROFIT. Gross profit, which includes the cost of merchandise, buying and occupancy, increased to $23.6 million during the three months ended March 31, 1999 from $16.2 million for the same three-month period of the prior year, an increase of $7.4 million, or 45.7%. As a percentage of net sales, gross profit increased to 51.2% for the three-month period ended March 31, 1999 from 48.8% in the same three-month period of the prior year. For the nine months ended March 31, 1999, gross profit increased to $77.6 million from $54.3 million for the same nine-month period of the prior year, an increase of $23.3 million, or 42.9%. As a percentage of net sales, gross profit increased to 52.7% for the nine-month period from 50.3% in the same nine-month period of the prior year. The increase in gross profit as a percentage of net sales resulted from higher initial markups and lower markdowns associated with higher sell-through rates, as well as reduced occupancy costs as a percentage of net sales resulting from higher average store sales. The Company believes that the gross margins attained during the four most recent quarters ended March 31, 1999, are not sustainable and that quarterly gross margins in the current and future periods will likely be lower than those experienced in the comparable four quarters ended March 31, 1999.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses, which primarily consist of non-occupancy store costs, corporate overhead and advertising costs, increased to $15.2 million during the three months ended March 31, 1999 from $11.0 million in the same period of the prior year, an increase of $4.2 million, or 38.2%. As a percentage of net sales, these expenses decreased to 32.9% during the three-month period from 33.0% in the same period of the prior year. For the nine months ended March 31, 1999, expenses increased to $44.7 million from $33.6 million in the same nine-month period of the prior year, an increase of $11.1 million, or 33.0 %. As a percentage of net sales, these expenses decreased to 30.3% during the nine-month period from 31.1% in the same period of the prior year. This decrease as a percentage of net sales was largely a result of favorable compensation expense leverage.

     INTEREST AND OTHER EXPENSE (INCOME), NET. The Company generated $614,000 of interest and other income (net of other expenses) during the three months ended March 31, 1999 as compared to $190,000 in the same three-month period of the prior year. For the nine months ended March 31, 1999, the Company generated $1,652,000 of interest and other income (net of other expenses) as compared to $502,000 in the same nine-month period of the prior year. The Company had no significant borrowings under its line of credit during the period ended March 31, 1999. The increase of interest and other income is a result of higher cash balances generated from operating results and proceeds from the Company's initial public offering of stock in June 1998.

     PROVISION FOR INCOME TAXES. The effective tax rate for all periods presented was approximately 41%.

LIQUIDITY AND CAPITAL RESOURCES

     During the three fiscal years ended June 30, 1998, bebe satisfied its cash requirements principally through cash flow from operations, borrowings under its revolving lines of credit and term loans. Primary uses of cash have been to purchase merchandise inventory, to fund the construction of new stores and to remodel and renovate stores.

     The Company's working capital requirements vary widely throughout the year and generally peak in the first and second fiscal quarters. At March 31, 1999, the Company had approximately $52.4 million of cash and cash equivalents on hand of which $11.9 million was derived from the Company's initial public offering in June 1998. In addition, the Company had a revolving line of credit, under which it could borrow or issue letters of credit up to a combined total of $5.0 million. As of March 31, 1999, there were no borrowings under the line of credit, and letters of credit outstanding totaled $1.5 million.

     Net cash provided by operating activities for the nine months ended March 31, 1999 was $23.1 million. Cash provided by operating activities for the period was primarily generated by income from operations and changes in working capital.

     Net cash used by investing activities for the nine-month period was $8.3 million. The primary use of these funds was for the opening of new stores and the implementation of new computer systems within the stores and the corporate office.

     The Company expects to make substantial capital expenditures in connection with the opening and expansion of stores, the implementation of new systems to support store and corporate office functions and the expansion or relocation of its corporate offices and distribution center. The Company estimates that capital expenditures will be between $10.0 million and $12.0 million in fiscal 1999, of which $9.0 million had been spent during the nine months ended March 31, 1999. The Company expects to open approximately 6 additional stores in the remainder of fiscal 1999 and approximately 15 stores in fiscal 2000. The Company opened six new stores during the three months ended March 31, 1999.

     Net cash provided by financing activities was $936,000 for the nine months ended March 31, 1999. The Company believes that its cash on hand, together with its cash flow from operation, will be sufficient to meet its capital and operating requirements through fiscal 2000. The Company's future capital requirements, however, will depend on numerous factors, including without limitation, the size and number of new and expanded stores, investment costs for management information systems, potential acquisitions and/or joint ventures, and future results of operations.

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

     Total expenditures related to identification, testing, conversion, contingency, replacement and upgrading system applications are expected to range from $300,000 to $500,000 during fiscal 1999 and 2000. As of March 31, 1999, the Company's expenditures were below the expectations for such nine-month period. In certain cases, the conversions to applications that are year 2000 compliant will be made in conjunction with planned business system upgrades or enhancements. In the most reasonably likely worst case scenario, the Company's store operating and back end inventory management systems could fail. The consequence of such failure could include the inability to record sales transactions in the Company's stores and a breakdown in the supply chain. Such occurrence would likely result in a loss of revenue; it is not possible to quantify the possible range of such loss. This would necessitate reverting to a number of manual systems for recording sales, ordering product and replenishing the Company's stores.

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

     RISKS OF GROWTH STRATEGY. The Company's continued growth is dependent, to a significant degree, on its ability to identify sites and open and operate new stores on a profitable basis. bebe opened 24 stores in fiscal 1995, 18 stores in fiscal 1996, 10 stores in fiscal 1997, seven stores in fiscal 1998 and 11 stores in the nine-month period ended March 31, 1999. The Company expects to open approximately 6 additional stores in the remainder of fiscal 1999 and an additional 15 stores in fiscal 2000. Such expansion may include the opening in selected markets of flagship stores that will be larger and more expensive to operate than existing stores. If the Company does not generate sufficient revenues from these flagship stores to cover their higher costs, the Company's financial results could be negatively affected. The success of this expansion plan is dependent upon a number of factors, including the availability of desirable locations, the successful negotiation of acceptable leases for such locations, the ability to manage the expansion of the store base, the ability to source inventory adequate to meet the needs of new stores, the ability to operate stores profitably once opened, the development of adequate management information systems to support expanded activity, the ability to recruit and retain new employees, the availability of capital, and general economic and business conditions affecting consumer confidence and spending. There can be no assurance that the Company will be able to achieve its planned expansion on a timely and profitable basis, if at all. In addition, a majority of the Company's new store openings in the remainder of fiscal 1999 and fiscal 2000 will be in existing markets. There can be no assurance that these openings will not result in reduced net sales volumes and profitability in existing stores in those markets.

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

     CONTROL BY PRINCIPAL SHAREHOLDER. As of March 31, 1999, Manny Mashouf, the Chairman, President and Chief Executive Officer of the Company beneficially owned approximately 86.8% of the outstanding shares of the Company's Common Stock and as a result, acting alone, can control the election of directors of the Company and the outcome of all issues submitted to the shareholders of the Company. These factors may make it more difficult for a third party to acquire shares, may discourage acquisition bids for the Company and could limit the price that certain investors might be willing to pay for shares of Common Stock. Such concentration of stock ownership may have the effect of delaying, deferring or preventing a change in control of the Company.

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

     SHARES ELIGIBLE FOR FUTURE SALE. The Company has outstanding an aggregate of 24,196,989 shares of Common Stock. Of these shares, 21,012,997 shares of Common Stock held by the existing shareholders are "restricted securities," as that term is defined in Rule 144 under the Securities Act ("Restricted Shares"). Restricted Shares may be sold in the public market only if registered or if they qualify for an exemption from registration under Rule 144 promulgated under the Securities Act.

     As of March 31, 1999, options to purchase 1,779,157 shares of Common Stock were outstanding and exercisable, subject to certain vesting and repurchase restrictions.

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

                                       Dated April 30, 1999

                                       bebe stores, inc.

                                       /s/ Blair W. Lambert
                                       -----------------------------------------
                                       Blair W. Lambert, V.P. of Finance and
                                       Chief Financial Officer