Form 10-Q
period 1999-09-30
BEBE STORES INC
filed 1999-11-12
CIK 1059272

================================================================================



                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                              --------------------
                                    FORM 10-Q

    (X)       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

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
                    (Address of principal executive offices)
                            TELEPHONE: (415) 715-3900

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             -----  -----

       Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

       COMMON STOCK, PAR VALUE OF $0.001 PER SHARE, 24,414,278 SHARES OUTSTANDING AS OF NOVEMBER 1, 1999.

===============================================================================

                                BEBE STORES, INC.

                                TABLE OF CONTENTS

                                                                                                       PAGE NO.
PART I.        FINANCIAL INFORMATION
Item 1.        Financial Statements...........................................................................3
               Condensed Consolidated Balance Sheets..........................................................3
                  September 30, 1999 (unaudited), June 30, 1999 and September 30, 1998 (unaudited)
               Condensed Consolidated Statements Of Operations................................................4
                  Three months ended September 30, 1999 and 1998
               Condensed Consolidated Statements Of Cash Flows................................................5
                  Three months ended September 30, 1999 and 1998
               Notes to Financial Statements..................................................................6
Item 2.        Management's Discussion and Analysis of Financial Condition and Results of Operations..........6
Item 3.        Quantitative and Qualitative Disclosures about Market Risk....................................15

PART II        OTHER INFORMATION

ITEM 1.        Legal Proceedings.............................................................................15
ITEM 2.        Changes in Securities and Use of Proceeds.....................................................16
ITEM 3.        Defaults Upon Senior Securities...............................................................16
ITEM 4.        Submission of Matters to a Vote of Security Holders...........................................16
ITEM 5.        Other Information.............................................................................16
ITEM 6.        Exhibits and Reports on Form 8-K..............................................................16

SIGNATURES...................................................................................................17


PART I.        FINANCIAL INFORMATION

ITEM 1.        FINANCIAL STATEMENTS

                                BEBE STORES, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                            AS OF             AS OF           AS OF
                                                                         SEPTEMBER 30,        JUNE 30,     SEPTEMBER 30,
                                                                             1999              1999           1998
                                                                         -------------     ------------    -------------
                                                                         (Unaudited)                        (Unaudited)
ASSETS:
Current assets:
  Cash and equivalents........................................            $66,033,305       $59,341,655     $42,615,736

  Receivables (net of allowance of $115,000, $108,078 and
  $63,787)....................................................                961,959           759,456         415,098
  Inventories, net............................................             21,739,691        22,541,994      16,039,772
  Prepaid and other...........................................              2,368,220         3,219,722         959,619
                                                                         -------------     ------------    -------------
      Total current assets....................................             91,103,175        85,862,827      60,030,225

Equipment and improvements, net...............................             20,750,283        17,999,980       9,455,769

Other assets..................................................              3,554,081         3,503,136       3,050,881
                                                                         -------------     ------------    -------------
Total assets..................................................           $115,407,539      $107,365,943     $72,536,875
                                                                         -------------     ------------    -------------
                                                                         -------------     ------------    -------------

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
  Accounts payable............................................             $9,565,075       $13,318,007      $7,964,690
  Accrued liabilities.........................................              8,688,904         9,931,755       8,171,421
  Current portion of long-term debt...........................                144,937           138,906         104,286
  Income taxes payable........................................              5,157,414           330,014       3,094,300
                                                                         -------------     ------------    -------------
      Total current liabilities...............................             23,556,330        23,718,682      19,334,697

Long-term debt................................................                 95,026           120,646          35,709
Deferred rent.................................................              3,567,966         3,432,639       2,457,195
                                                                         -------------     ------------    -------------
Total liabilities.............................................             27,219,322        27,271,967      21,827,601

Commitments and contingencies

Shareholders' equity:
  Preferred stock-authorized 1,000,000 shares at $0.001 par value per share; no shares issued and outstanding
  Common stock-authorized 40,000,000 shares at $0.001 par value
  per share; issued and outstanding 24,414,278 shares.........                 24,415            24,388          23,890
  Additional paid-in capital..................................             23,536,712        23,147,795      16,993,201
  Deferred compensation.......................................            (1,094,306)       (1,282,147)     (1,861,216)
  Retained earnings...........................................             65,721,396        58,203,940      35,553,399
                                                                         -------------     ------------    -------------
      Total shareholders' equity..............................             88,188,217        80,093,976      50,709,274
                                                                         -------------     ------------    -------------

Total liabilities and shareholders' equity....................           $115,407,539      $107,365,943     $72,536,875
                                                                         -------------     ------------    -------------
                                                                         -------------     ------------    -------------


                 See accompanying notes to financial statements.

                                BEBE STORES, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                     FOR THE THREE MONTHS ENDED SEPTEMBER 30,

                                                                           1999                1998
                                                                       -----------         -----------
Net sales.....................................................         $56,637,338         $41,552,331
Cost of sales, including buying and occupancy.................          26,918,943          19,800,694
                                                                       -----------         -----------
  Gross profit................................................          29,718,395          21,751,637
Selling, general and administrative expenses..................          17,854,590          13,200,538
                                                                       -----------         -----------
Income from operations........................................          11,863,805           8,551,099
Other expense (income):
  Interest expense............................................               7,381               2,350
  Interest income.............................................            (609,463)           (487,765)
  Other.......................................................               3,156               1,290
                                                                       -----------         -----------
Earnings before income taxes..................................          12,462,731           9,035,224
Provision for income taxes....................................           4,973,078           3,704,441
                                                                       -----------         -----------
      Net earnings............................................          $7,489,653          $5,330,783
                                                                       -----------         -----------
                                                                       -----------         -----------

Basic earnings per share......................................               $0.31               $0.22
Diluted earnings per share....................................               $0.30               $0.21
Basic weighted average shares outstanding.....................          24,402,469          23,889,997
Diluted weighted average shares outstanding...................          25,318,460          25,386,581


                 See accompanying notes to financial statements.

                                BEBE STORES, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                         FOR THE THREE MONTHS ENDED
                                                                                SEPTEMBER 30,
                                                                            1999             1998
                                                                        -----------      -----------
   CASH FLOWS FROM OPERATING ACTIVITIES:

     Net earnings................................................        $7,489,653       $5,330,783
     Adjustments to reconcile net earnings to cash provided by
     operating activities:
     Non-cash compensation expense...............................           181,830          115,011
     Depreciation and amortization...............................         1,170,792          653,690
     Tax benefit from options exercised..........................            76,397
     Net loss on disposal of property............................            22,858           49,397
     Store closing reserve.......................................             6,780
     Deferred rent...............................................           121,558         (18,688)
     Changes in operating assets and liabilities:
         Receivables.............................................         (203,111)         (68,530)
         Inventories.............................................           805,829      (1,634,559)
         Other assets............................................          (78,579)        (367,974)
         Prepaid expenses........................................           856,083           17,976
         Accounts payable........................................       (3,753,738)        1,042,709
         Accrued liabilities.....................................       (1,266,105)        (299,202)
         Income taxes payable....................................         4,827,376        2,204,041
                                                                        -----------      -----------
             Net cash provided by operating activities ..........        10,257,623        7,024,654

   CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of equipment and improvements......................       (3,893,658)      (1,023,725)
     Proceeds from sales of equipment............................                92            9,699
                                                                        -----------      -----------
             Net cash used by investing activities...............       (3,893,566)      (1,014,026)

   CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from (repayments on) capital leases & other........             7,145         (46,508)
     Repayments of investment note...............................          (26,771)
     Issuance of common stock....................................           318,557
                                                                        -----------      -----------
             Net cash provided (used) by financing activities....           298,931         (46,508)

   Effect of exchange rate changes on cash and equivalents.......            28,662
                                                                        -----------      -----------

   Net increase in cash and equivalents..........................         6,691,650        5,964,120

   CASH:
     Beginning of year...........................................        59,341,655       36,651,616
                                                                        -----------      -----------
     End of year.................................................       $66,033,305      $42,615,736
                                                                        -----------      -----------
                                                                        -----------      -----------

   SUPPLEMENTAL INFORMATION:
     Cash paid for interest......................................            $7,381           $2,349
                                                                        -----------      -----------
     Cash paid for income taxes..................................          $206,000       $1,500,400
                                                                        -----------      -----------


                 See accompanying notes to financial statements.

                                BEBE STORES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

INTERIM FINANCIAL STATEMENTS

       The accompanying Condensed Consolidated Balance Sheets of bebe stores, inc. as of September 30, 1999 (the "current period") and September 30, 1998 (the "prior period") and the interim Condensed Consolidated Statements of Operations and Cash Flows for the three months ended September 30, 1999 and September 30, 1998 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The Consolidated Balance Sheet at June 30, 1999 was derived from audited financial statements. Our business is affected by the pattern of seasonality common to most retail apparel businesses. The results for the current and prior periods are not necessarily indicative of future financial results.

       Certain notes and other information have been condensed or omitted from the interim condensed Consolidated Financial Statements presented in this Quarterly Report on Form 10-Q. Therefore, these Condensed Consolidated Financial Statements should be read in conjunction with our Fiscal 1999 Annual Report on Form 10-K.

EARNINGS PER SHARE

       Under SFAS No. 128, we provide dual presentation of EPS on a basic and diluted basis. Our granting of certain stock options resulted in potential dilution of basic EPS. The following table summarizes the difference between basic weighted average shares outstanding and diluted weighted average shares outstanding used to compute diluted EPS.


                                                            FOR THE THREE MONTHS ENDED
                                                                   SEPTEMBER 30,
                                                               1999             1998
                                                           -----------      -----------
                                                           (unaudited)      (unaudited)
    Basic weighted average number of
      Shares outstanding...........................         24,402,469       23,889,997
    Incremental shares from assumed
      Issuance of stock options....................            915,991        1,496,584
                                                           -----------      -----------
    Diluted weighted average number of
      Shares outstanding...........................         25,318,460       25,386,581
                                                           -----------      -----------
                                                           -----------      -----------


         The number of incremental shares from the assumed issuance of stock options is calculated applying the treasury stock method.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements which involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under "Risks That May Affect Results" in this section. Our fiscal year ends on June 30 of each calendar year.

RESULTS OF OPERATIONS

     The following table sets forth certain financial data as a percentage of net sales for the periods indicated:

                                                                    FOR THE THREE MONTHS ENDED
                                                                            SEPTEMBER 30,
STATEMENTS OF OPERATIONS DATA:                                         1999              1998
                                                                      ------            ------
Net sales.....................................................        100.0%            100.0%
Cost of sales, including buying and occupancy (1).............         47.5              47.7
                                                                      ------            ------
Gross profit..................................................         52.5              52.3
Selling, general and administrative expenses (2)..............         31.5              31.8
                                                                      ------            ------
Income from operations........................................         21.0              20.5
Interest and other expenses (income), net.....................        (1.1)             (1.2)
                                                                      ------            ------
Earnings before income taxes..................................         22.1              21.7
Provision for income taxes....................................         8.9                8.9
                                                                      ------            ------
Net earnings..................................................         13.2%              12.8%
                                                                      ------            ------
                                                                      ------            ------
-----------


(1) Cost of sales includes the cost of merchandise, buying costs and store occupancy costs.

(2) Selling, general and administrative expenses primarily consist of non-occupancy store costs, corporate overhead and advertising costs.

       NET SALES. Net sales increased to $56.6 million during the three months ended September 30, 1999 from $41.6 million in the same period of the prior year, an increase of $15.0 million, or 36.1%. Of this increase, $4.5 million was attributable to the 12.2% increase in comparable store sales, and $10.5 million was primarily attributed to stores not included in the comparable store sales base and to a lessor extent on-line sales, wholesale sales to licensees, and product royalty revenue. The increase in comparable store sales was attributable to a broader product line offering, strong consumer acceptance of the product line and improvements in the operational aspects of our business. While we experienced double-digit comparable store sales growth for the period, we believe that such percentage increases in the current and future periods will be lower than those experienced in fiscal 1999. We operated 104 stores at September 30, 1999 compared to 87 stores at September 30, 1998. In addition to our 104 stores, we also sell product through our on-line store which can be found at www.bebe.com. Sales volume generated by the on-line store was similar to sales generated by a low-volume, brick-and-mortar bebe store during the quarter.

       GROSS PROFIT. Gross profit, which includes the cost of merchandise, buying and occupancy, increased to $29.7 million during the three months ended September 30, 1999 from $21.8 million for the same three-month period of the prior year, an increase of $8.0 million, or 37%. As a percentage of net sales, gross profit increased to 52.5% for the three-month period ended September 30, 1999 from 52.3% in the same three-month period of the prior year. The increase in gross profit as a percentage of net sales resulted from favorable inventory shrinkage results as well as modest product royalty revenues offset by increased occupancy costs and slightly lower net merchandise margins. We believe that the gross margins attained during the four most recent quarters ended September 30, 1999, are not sustainable and that quarterly gross margins in the current and future periods will likely be lower than those experienced in the comparable four quarters ended September 30, 1999.

       SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses, which primarily consist of non-occupancy store costs, corporate overhead and advertising costs, increased to $17.9 million during the three months ended September 30, 1999 from $13.2 million in the same period of the prior year, an increase of $4.7 million, or 35.6%. As a percentage of net sales, these expenses decreased to 31.5% during the three-month period from 31.8% in the same period of the prior year. This decrease as a percentage of net sales was largely a result of favorable compensation expense leverage offset by increased depreciation and advertising expense.

       INTEREST AND OTHER EXPENSE (INCOME), NET. We generated approximately $599,000 of interest and other income (net of other expenses) during the three months ended September 30, 1999 as compared to approximately $484,000 in the same three-month period of the prior year. We had no borrowings under our line of credit during the period ended September 30, 1999. The increase of interest and other income is a result of higher cash balances generated from operating results and proceeds from our initial public offering of stock in June 1998.

       PROVISION FOR INCOME TAXES. The effective tax rate for the quarter ended September 30, 1999, was approximately 39.9% as compared to 41.0% in the prior year. This quarter's tax rate decrease was largely due to income from tax-advantaged investments.

LIQUIDITY AND CAPITAL RESOURCES

       During the three fiscal years ended June 30, 1999, we satisfied our cash requirements principally through cash flow from operations, borrowings under our revolving lines of credit and term loans. Primary uses of cash have been to purchase merchandise inventory, to fund the construction of new stores and to remodel and renovate stores.

       Our working capital requirements vary widely throughout the year and generally peak in the first and second fiscal quarters. At September 30, 1999, we had approximately $66.0 million of cash and cash equivalents on hand of which $11.9 million was derived from our initial public offering in June 1998. In addition, we had a revolving line of credit, under which we could borrow or issue letters of credit up to a combined total of $5.0 million. As of September 30, 1999, there were no borrowings under the line of credit, and letters of credit outstanding totaled $3.6 million.

       Net cash provided by operating activities for the three months ended September 30, 1999 was $10.3 million. Cash provided by operating activities for the period was primarily generated by earnings and changes in working capital.

       Net cash used by investing activities for the three-month period ended September 30, 1999 was $3.9 million. The primary use of these funds was for the opening of new stores.

       We expect to make substantial capital expenditures in connection with the opening and expansion of stores and the implementation of new systems to support store and corporate office functions. We estimate that capital expenditures will be between $17.0 million and $19.0 million in fiscal 2000 and fiscal 2001, of which $3.9 million had been spent during the three months ended September 30, 1999. We expect to open approximately 16 additional stores in the remainder of fiscal 2000 and approximately 20 stores in fiscal 2001. We opened four new stores during the three months ended September 30, 1999.

       Net cash provided by financing activities was $299,000 for the three months ended September 30, 1999. We believe that our cash on hand, together with our cash flow from operation, will be sufficient to meet our capital and operating requirements through fiscal 2000. Our future capital requirements, however, will depend on numerous factors, including without limitation, the size and number of new and expanded stores, investment costs for management information systems, potential acquisitions, joint ventures, and/or stock repurchases, and future results of operations.

SEASONALITY OF BUSINESS AND QUARTERLY RESULTS

       Our business varies with general seasonal trends that are characteristic of the retail and apparel industries. As a result, net of the impact of new store openings, we generate a disproportionate amount of our annual net sales in the first half of our fiscal year (which includes the fall and holiday selling seasons) compared to the second half of our fiscal year. If for any reason our sales were below seasonal norms during the first half of our fiscal year, our annual operating results would be affected adversely. Because of the seasonality of our business, results for any quarter are not necessarily indicative of results that may be achieved for a full fiscal year.

INFLATION

       We do not believe that inflation has had a material effect on the results of operations in the recent past. There can be no assurance that our business will not be affected by inflation in the future.

YEAR 2000 DATE CONVERSION

       We have created a Year 2000 Task Force that is implementing a six phase plan with the objective of ensuring that our management information systems will record, store, process, calculate and present calendar dates falling on or after (and if applicable, spans of time including) January 1, 2000 in the same manner, and with the same functionality as it has in years prior to 2000 (collectively, "Year 2000 Compliant"). We have completed a comprehensive review of our information systems and have updated our computer systems and applications in preparation for the year 2000. We have recently completed the sixth phase of our plan, the contingency plan, which will remain in effect through the early portion of 2000.

       Total expenditures related to identification, testing, conversion, contingency, replacement and upgrading system applications are expected to range from $300,000 to $500,000 in total. In certain cases, the conversions to applications which are Year 2000 Compliant have been made in conjunction with planned business system upgrades or enhancements. In the most reasonably likely worst case scenario, our store operating and back end inventory management systems could fail. If these systems fail, we may be unable to record sales transactions in our stores, which would result in a breakdown in the supply chain. If this occurs, we would have to revert to a number of manual systems for recording sales, ordering product and replenishing our stores. This would likely result in a loss of revenue, and it is not possible to quantify the possible range of such loss.

       We have contacted the majority of our vendors and others on whom we rely to confirm that their systems will be converted before January 1, 2000. However, we cannot assure that the systems of other companies on which our systems rely will be Year 2000 Compliant by December 31, 1999. If another company fails to convert, it would have a harmful effect on our systems. In a most reasonably likely worst case scenario, one or more significant suppliers or vendors could be unable to continue to adequately supply us after 1999. Our fallback position would be to seek an alternative source of supply or service. However, we cannot assure that such alternative sources of supply would be available. Such a contingency plan will be in place through the early portion of 2000. It is not practical for management to estimate the range of financial loss, if any, which could result from the negative effect that a disruption in supply would have on our business. Furthermore, we cannot assure that any or all of our systems are or will be year 2000 compliant, or that the ultimate costs required to address the year 2000 issue or the impact of any failure to achieve substantial Year 2000 Compliance will not have a harmful effect on our financial condition.

RECENT DEVELOPMENTS

       During the quarter ended September 30, 1999 we terminated the retail store licensing agreement with our Mexican licensee effective August 26, 1999.

RISKS THAT MAY AFFECT RESULTS

       Factors that might cause our actual results to differ materially from the forward looking statements discussed elsewhere in this report, as well as affect our ability to achieve our financial and other goals, include, but are not limited to, the following:

RISKS RELATING TO OUR BUSINESS:

1. IF WE MISCALCULATE THE DEMAND FOR OUR PRODUCTS, OUR SALES AND PROFITABILITY MAY BE HARMED. Our success depends on our ability to balance our inventory of merchandise with the demand for such merchandise. If we miscalculate the demand for our products, we may be faced with significant excess inventory. This would result in excess fabric for some products and missed opportunities for others. This may result in weak sales and markdowns and/or write-offs, which could impair our profitability.

2. IF WE ARE NOT ABLE TO EFFECTIVELY MANAGE OUR GROWTH, OUR PROFITABILITY MAY BE HARMED. Our continued growth depends, to a significant degree, on our ability to identify sites and open and operate new stores on a profitable basis. We expect to open approximately 20 stores in each of fiscal 2000 and 2001. Our plan to expand successfully depends on the following factors:

       -      the availability of desirable locations;

       -      the ability to negotiate acceptable leases for such locations;
       -      the ability to manage the expansion of the store base;
       - the ability to source inventory adequate to meet the needs of new stores;
       -      the ability to operate stores profitably once opened;
       - the development of adequate management information systems to support expanded activity;
       -      the ability to recruit and retain new employees;
       -      the availability of capital; and
       - general economic and business conditions affecting consumer confidence and spending.

       In selected markets, we plan to open flagship stores that will be larger and more expensive to operate than existing stores. If these flagship stores do not generate sufficient revenues to cover their higher costs, our financial results could be negatively affected.

We cannot assure that we will achieve our planned expansion on a timely and profitable basis. In addition, most of our new store openings in fiscal 2000 and 2001 will be in existing markets. These openings may affect the existing stores' net sales volumes and profitability. Furthermore, we will need to hire experienced executive personnel to support the planned improvements and expansions of our business. We cannot assure that we will be successful in hiring such personnel in a time frame necessary to manage and support our expansion plans.

3. WE MAY EXPERIENCE A DECLINE IN OUR RATE OF COMPARABLE STORE SALES GROWTH, WHICH COULD AFFECT OUR PROFITABILITY. We do not think that we can sustain the rate of comparable store sales growth achieved in recent periods. We expect that such growth, if any, in the current and future periods will be lower than rates achieved in fiscal 1998 and 1999. During the recent periods of relatively high comparable store sales growth, we experienced favorable merchandise margins primarily because we were able to sell our merchandise with lower markdown rates due in part to the higher growth of same store sales. As comparable store sales growth rates continue to moderate, we anticipate a decline in merchandise margins, which will reduce gross margins. In addition, as newer and expanded stores become a larger percentage of the entire store base, we anticipate that we will see a rise in occupancy cost as a percentage of sales. We anticipate that this rise will further reduce gross margins. In addition, our selling, general and administrative expenses have decreased as a percentage of net sales in recent periods due in part to the rapid growth in net sales. If same store sales growth rates slow, it will be more difficult for us to generate favorable selling, general and administrative expense leverage.

4. IF WE ARE NOT ABLE TO OPERATE ON A PROFITABLE BASIS, OUR STOCK PRICE MAY BE NEGATIVELY AFFECTED. We cannot guarantee that we will remain profitable in the future. In the past 5 years, profitability rates have varied widely from quarter-to-quarter and from year-to-year. In particular, in fiscal 1996, we experienced a significant financial downturn. This was caused partly by problems in obtaining fabrication, misjudging related fashion trends, failing to obtain product deliveries in a timely manner, rapidly expanding our store base, and lacking sufficient controls and personnel to support such expanded activity.

      Our future results of operations will depend on the number and timing of new store openings. Also, it will depend on, among other things, our ability to:

       -      identify and capitalize upon changing fashion trends;
       -      hire and retain qualified management and other personnel;
       -      maintain appropriate inventory levels;
       -      obtain needed raw materials;
       - identify and negotiate favorable leases for successful store locations;
       -      reduce shrinkage; and
       -      control operating costs.

      In addition, future results of operations will depend on factors outside of our control, such as general economic conditions, availability of third party sourcing and raw materials, and actions of competitors.

5. IF WE ARE NOT ABLE TO EFFECTIVELY UPGRADE AND EXPAND OUR MANAGEMENT INFORMATION SYSTEMS, OUR OPERATIONS MAY BE HARMED. We have made significant investments to improve existing management information systems and implement new systems in the areas of production, merchandise allocation and distribution functions. We cannot assure that these enhancements will be successfully implemented. If we fail to implement and integrate such systems, it can have a harmful effect on our results of operations.

6. IF WE ARE UNABLE TO OBTAIN RAW MATERIALS OR FIND PRODUCTION FACILITIES, OUR FINANCIAL CONDITION MAY BE HARMED. We do not own any production facilities and therefore depend on third parties to manufacture our products. Independent manufacturers make merchandise designed by the bebe in-house design team with raw materials purchased from independent mills and other suppliers. We place all of our orders for production of merchandise and raw materials by purchase order and do not have any long-term contracts with any manufacturer or supplier. We compete with approximately 20 other companies for production facilities and raw materials. If we fail to obtain sufficient quantities of raw materials, it would have a harmful effect on our financial condition. For example, in fiscal 1996, we had difficulty obtaining needed quantities of raw materials on a timely basis because of competition with other apparel vendors for raw materials. This resulted in a loss of sales and a decrease in gross profit. Furthermore, we have received in the past, and may receive in the future, shipments of products from manufacturers that fail to conform to our quality control standards. In such event, unless we are able to obtain replacement products in a timely manner, we may lose sales. If we fail to maintain favorable relationships with these production facilities and to obtain an adequate supply of quality raw materials on commercially reasonable terms, it could harm our business and results of operations.

      If an independent manufacturer violates labor or other laws, or if their labor practices diverge from those generally accepted as ethical in the United States, it could harm our business and brand image. While we recently adopted a policy to monitor the operations of our domestic independent manufacturers by having an independent firm inspect these manufacturing sites, and all domestic and foreign manufacturers are contractually required to comply with such labor practices, we cannot control the actions of such manufacturers, nor can we assure that these manufacturers will conduct their businesses using ethical labor practices.

7. WE DEPEND ON THIRD PARTY APPAREL MANUFACTURERS, AND OUR SALES MAY BE NEGATIVELY AFFECTED IF THE MANUFACTURERS DO NOT PERFORM ACCEPTABLY. We develop a significant portion of our merchandise in conjunction with third party apparel manufacturers. In some cases, we select merchandise directly from these manufacturers' lines. We do not have long-term contracts with any third party apparel manufacturers and purchase all of the merchandise from such manufacturers by purchase order. Furthermore, we have received in the past, and may receive in the future, shipments of products from manufacturers that fail to conform to our quality control standards. In such event, unless we are able to obtain replacement products in a timely manner, we may lose sales. We cannot assure that third party manufacturers (1) will not supply similar products to our competitors, (2) will not stop supplying products to us completely or (3) will supply products that satisfy our quality control standards.

8. IF WE ARE NOT ABLE TO EFFECTIVELY UPGRADE AND ENHANCE OUR ON-LINE VIRTUAL STORE, WE MAY LOSE ON-LINE SALES AND OUR IMAGE MAY BE HARMED. We plan to make additional significant investments to improve the performance and content of our existing web site over the next two fiscal years. We cannot assure you that these enhancements will be successfully implemented. If we fail to implement and integrate such enhancements successfully, our results of operations may be harmed. Moreover, if we cannot develop an effective and engaging web site, potential future revenue that we would have otherwise gained through sales conducted over the internet and our image may be harmed.

9. IF OUR FOREIGN MANUFACTURERS ARE NOT ABLE TO PROVIDE US WITH SUFFICIENT MERCHANDISE TO MEET CUSTOMER DEMAND OR IF OUR IMPORTS ARE DISRUPTED, OUR SALES AND PROFITABILITY MAY BE HARMED. We purchase our raw materials from mills and other suppliers, a significant portion of which is purchased from suppliers outside the United States, primarily in Europe and Asia. We purchase a portion of our merchandise outside the United States, primarily in Israel, China, Hong Kong and Singapore.

      We are subject to risks associated with doing business abroad. These risks include:

       - adverse fluctuations in currency exchange rates (particularly those of the U.S. dollar against certain foreign currencies);
       -      changes in import duties or quotas;
       -      the imposition of taxes or other charges on imports;
       - changes in foreign government regulation, political unrest, shipment disruption or delays; and
       - changes in economic conditions in countries in which our suppliers are located.

      If any of these occur, it could harm our business, financial condition and operationing results.

      Bilateral textile agreements between the United States and a number of foreign countries impose constraints on our import operations. These agreements, which have been negotiated bilaterally either under the framework established by the Arrangement Regarding International Trade in Textiles, known as the Multifiber Agreement, or other applicable treaties, limit the amounts and types of merchandise which may be imported into the United States from these countries. Also, these agreements allow the United States to impose restraints at any time on importing merchandise that, under the terms of the agreements, are not currently subject to specified limits.

      In addition, our imported products are subject to United States customs duties which make up a material portion of the cost of the merchandise. If customs duties are substantially increased, it would harm our business and results of operations. The United States and the countries in which our products are produced or sold may impose new quotas, duties, tariffs, or other restrictions, or adversely adjust prevailing quota, duty, or tariff levels, any of which could have a harmful effect on our business and results of operations.

      Also, manufacturing facilities in China produce a significant portion of our foreign-supplied products. Recently, China and the United States have been in a number of trade disputes. The United States has threatened to impose punitive tariffs and duties on products imported from China and to withdraw China's "most favored nation" trade status. If China loses the most favored nation status, there are changes in the current tariff or duty structures or United States adopts other trade polices or sanctions adverse to China, it could harm our sales and profitability.

10. OUR BUSINESS IS SEASONAL AND OUR QUARTERLY RESULTS MAY FLUCTUATE WHICH MAY HARM OUR STOCK PRICE. OUR SALES VOLUMES AND LEVELS OF PROFITABILITY FLUCTUATE ON A QUARTERLY BASIS. We tend to generate larger sales and, to an even greater extent, profitability levels in the first and second quarters, which include the fall and holiday selling seasons, of our fiscal year. If for any reason sales are below seasonal norms during the first and second quarters of our fiscal year, as they were in fiscal 1996, our quarterly and annual results of operations would be harmed. Our quarterly financial performance may also fluctuate widely as a result of a number of other factors such as:

           -      the number and timing of new store openings;
           -      acceptance of product offerings;
           -      timing of product deliveries;
           -      actions by competitors; and
           -      effectiveness of advertising campaigns.

      Due to these factors, we believe that quarter to quarter comparisons of our operating results are not necessarily meaningful and that these comparisons cannot be relied upon as indicators of future performance.

11. OUR SUCCESS DEPENDS ON OUR KEY EMPLOYEES, THE LOSS OF WHOM COULD DISRUPT OUR BUSINESS. WE DEPEND UPON THE EFFORTS OF OUR KEY EMPLOYEES, PARTICULARLY MANNY MASHOUF, THE FOUNDER, CHAIRMAN, PRESIDENT AND CHIEF EXECUTIVE OFFICER. None of our executive officers are bound by an employment agreement and therefore their employment is at will. Except for Mr. Mashouf, we do not carry "key person" life insurance policies on any of our employees. If we lose the services of Mr. Mashouf or any key officers or employees, it could harm our business and results of operations.

      In addition, our success depends to a significant degree on our ability to attract and retain experienced employees. There is substantial competition for experienced personnel, which we expect to continue. We compete for experienced personnel with companies who have greater financial resources than we do. In the past, we have experienced significant turnover of our retail store personnel. If we fail to attract, motivate and retain qualified personnel, it could harm our business and results of operations.

12. IF WE ARE NOT ABLE TO REGISTER OR PROTECT OUR TRADEMARKS, OUR ABILITY TO CAPITALIZE ON THE VALUE OF OUR BRAND NAME MAY BE IMPAIRED. We believe that our trademarks and other proprietary rights are important to our success. We have registered "bebe" and "bebe moda" in the United States and certain foreign jurisdictions. Even though we take actions to establish and protect our trademarks and other proprietary rights, we cannot assure you that others will not imitate our products or infringe on our intellectual property rights. In addition, we cannot assure that others will not resist or seek to block the sale of our products as violative of their trademark and proprietary rights. In certain jurisdictions, other entities may have rights to names that contain the word "bebe," which could limit our ability to expand in such jurisdictions.

      We are seeking to register our trademarks in targeted international markets which we believe represents large potential markets for our products. In some of these markets, local companies currently have registered competing marks, and/or regulatory obstacles exist that may prevent us from obtaining a trademark for the bebe name or related names. In such countries, we may be unable to use the bebe name unless we purchase the right or obtain a license to use the bebe name. We may not be able to register trademarks in these international markets, purchase the right or obtain a license to use the bebe name on commercially reasonable terms. If we fail to obtain trademark, ownership or license rights, it would limit our ability to expand into certain international markets or enter such markets with the bebe name, and to capitalize on the value of our brand.

      Furthermore in some jurisdictions, despite successful registration of our trademarks, third parties may allege infringement and bring actions against us.

      Currently, we are evaluating our opportunities to expand our product offering and extend our geographic reach through licensing or joint venture arrangements. We have limited experience with any such arrangements, and we cannot assure that such arrangements will be successful. Furthermore, while we intend to maintain control of the presentation and pricing of bebe merchandise through the terms of any such agreement, we cannot assure that any licensee or joint venture partner will comply with such contractual provisions. Any deviation from the contracts' terms may harm our brand image.

13. WE DEPEND ON TWO ADJACENT FACILITIES, THE LOSS OF WHICH COULD SERIOUSLY DISRUPT OUR BUSINESS. CURRENTLY, WE OPERATE CORPORATE OFFICES AND A DISTRIBUTION CENTER IN BRISBANE, CALIFORNIA. Any serious disruption at this facility whether due to fire, earthquake or otherwise would harm our operations and could have a harmful effect on our business and results of operations.

14. YEAR 2000 FAILURES MAY HARM OUR OPERATIONS. Many existing computer programs use only two digits to identify a year in the date field. These programs were designed and developed without considering the impact of the upcoming change in the century. If not corrected, many computer applications could create erroneous results by or at the year 2000.

      We have created a Year 2000 Task Force, which is implementing a six-phase plan with the objective of ensuring that our management information systems will be Year 2000 Compliant. We cannot assure that this six-phase plan will be successful or that Year 2000 Compliant issues will not arise with respect to products furnished by third party manufacturers or suppliers. This may result in unforeseen costs or delays to us and therefore harm the Company.

RISKS RELATING TO OUR INDUSTRY:

1. WE FACE SIGNIFICANT COMPETITION IN THE RETAIL AND APPAREL INDUSTRY, WHICH COULD HARM OUR SALES AND PROFITABILITY. The retail and apparel industries are highly competitive and are characterized by low barriers to entry. We expect competition in our markets to increase. The primary competitive factors in our markets are:

           -      brand name recognition;
           -      product styling;
           -      product presentation;
           -      product pricing;
           -      store ambiance;
           -      customer service; and
           -      convenience.

      We compete with traditional department stores, specialty store retailers, off-price retailers and direct marketers for, among other things, raw materials, market share, retail space, finished goods, sourcing and personnel. Because many of these competitors are larger and have substantially greater financial, distribution and marketing resources than we do, we may lack the resources to adequately compete with them. If we fail to compete in any way, it could harm our business, financial condition and results of operations.

2. IF WE FAIL TO DEAL WITH THE RISKS INHERENT IN THE FASHION AND APPAREL INDUSTRY, OUR PROFITABILITY AND BRAND IMAGE MAY BE IMPAIRED. The apparel industry is subject to rapidly evolving fashion trends, shifting consumer demands and intense competition. If we misinterpret the current fashion trends or if we fail to respond to shifts in consumer tastes, demand for bebe products, profitability and brand image could be impaired. Also, we cannot assure that our competitors will not carry similar designs, which would undermine bebe's distinctive image and may harm our brand image. Our future success partly depends on our ability to anticipate, identify and capitalize upon emerging fashion trends, including products, styles, fabrics and colors. In addition, our success depends on our ability to distinguish ourselves within the women's apparel market.

3. IF ECONOMIC CONDITIONS DETERIORATE, THEN IT COULD HAVE A NEGATIVE IMPACT ON OUR BUSINESS, SALES AND PROFITABILITY. The retail and apparel industries are subject to substantial cyclical variation. A recession in the general economy or a decline in consumer spending in the apparel industry could harm our financial performance. Consumers generally purchase less apparel and related merchandise during recessionary periods and consumer spending may decline at other times. A prolonged economic downturn could harm our financial condition. We cannot assure that our customers would continue to make purchases during a recession.

RISKS RELATING TO OUR COMMON STOCK:

1. OUR STOCK PRICE MAY FLUCTUATE BECAUSE OF THE SMALL NUMBER OF SHARES WHICH CAN BE PUBLICLY TRADED AND THE LOW AVERAGE DAILY TRADING VOLUMES. The vast majority of our outstanding shares of our common stock are not registered and are subject to trading restrictions. As of September 22, 1999, only 3,439,964 shares of our Common Stock are available to be publicly traded, and as a result, our average daily trading volumes are relatively low, and our stock price is vulnerable to market swings due to large purchases, sales and short sales of our common stock.

2. BECAUSE A PRINCIPAL SHAREHOLDER CONTROLS THE COMPANY, OTHER SHAREHOLDERS MAY NOT BE ABLE TO INFLUENCE THE DIRECTION THE COMPANY TAKES. Manny Mashouf, the Chairman, President and Chief Executive Officer, beneficially owns approximately 85.9% of the outstanding shares of our common stock. As a result, he alone can control the election of directors and the outcome of all issues submitted to the shareholders. This may make it more difficult for a third party to acquire shares, may discourage acquisition bids, and could limit the price that certain investors might be willing to pay for shares of common stock. This concentration of stock ownership may have the effect of delaying, deferring or preventing a change in control of our company.

3. IF WE ISSUE PREFERRED STOCK IN THE FUTURE, IT MAY HARM THE MARKET PRICE OF OUR COMMON STOCK. THE BOARD OF DIRECTORS HAS AUTHORITY TO ISSUE UP TO 1,000,000 SHARES OF PREFERRED STOCK AT $0.001 PAR VALUE PER SHARE. They also can fix the rights, preferences, privileges and restrictions, including voting rights, of these shares without any vote or action by the shareholders. If preferred stock is issued in the future, the rights of the holders of common stock will be subject to, and may be harmed by, the rights of the holders of any preferred stock. If we issue preferred stock, it would provide us with desirable flexibility in connection with possible acquisitions and other corporate purposes. However, it could have the effect of making it more difficult for a third party to acquire a majority of the outstanding voting stock of our company, thereby delaying, deferring or preventing a change in control of our company. Furthermore, such preferred stock may have other rights, including economic rights, senior to the common stock. As a result, the issuance of such preferred stock could harm the market value of the common stock. We have no present plan to issue shares of preferred stock.

4. OUR STOCK PRICE MAY BE VOLATILE BECAUSE OF RISKS INHERENT IN THE RETAIL INDUSTRY. THE STOCK MARKET HAS FROM TIME TO TIME EXPERIENCED EXTREME PRICE AND VOLUME VOLATILITY. In addition, the market price of our common stock, like that of the stock of other retail and apparel companies, may be highly volatile due to certain risks inherent in the apparel industry. Factors such as quarter-to-quarter variations in the our net sales and earnings and changes in financial estimates by equity research analysts or other events or factors could cause the market price of the common stock to fluctuate significantly. Further, due to the volatility of the stock market and the prices of stocks of retail and apparel companies generally, the price of the common stock could fluctuate for reasons unrelated to our operating performance.

5. WE DO NOT ANTICIPATE PAYING CASH DIVIDENDS, WHICH MAY AFFECT THE MARKET PRICE OF OUR COMMON STOCK. We intend to retain any future earnings for use in our business and, therefore, do not anticipate paying any cash dividends on common stock in the foreseeable future. Our future dividend policy will depend on our earnings, capital requirements and financial condition. In addition, it will depend on any restrictions imposed by existing credit agreements and other factors considered relevant by the Board of Directors.

6. ALL OF OUR RESTRICTED SECURITIES ARE ELIGIBLE TO BE SOLD, WHICH MAY CAUSE DILUTION OF OUR COMMON STOCK. As of September 30, 1999 we had a total of 24,414,278 shares of common stock outstanding. Of these shares, 20,967,302 are held by the existing shareholders as "restricted securities," which means they acquired these securities from our company in a transaction that did not involve a public offering. These shares may be sold in the public market only if they are registered or if they qualify for an exemption from registration under Rule 144 of the Securities Act. At this time, all restricted securities will be eligible to be sold, subject to certain volume and other limitations under Rule 144.

      As of September 30, 1999, options to purchase 1,871,123 shares of common stock were outstanding and exercisable, subject to certain vesting and repurchase restrictions.

STOCK PLANS

      On June 26, 1997 the Board of Directors adopted the 1997 Stock Plan (the "Stock Plan"). Options granted under the Stock Plan have a ten-year term and may be either incentive stock options, non-qualified stock options, stock purchase rights or stock awards. We have reserved 2,830,000 shares of common stock for issuance under the Stock Plan. The options granted are immediately exercisable, but are subject to repurchase at the original exercise price in the event that the optionee's employment ceases for any reason. Our right of repurchase generally lapses over a four-year period as follows: 20% in each of the first two years after the grant date and 30% in the third and fourth years after the grant date, with full lapse of the repurchase option occurring on the fourth anniversary date.

STOCK PURCHASE PLAN

      On April 7, 1998, our 1998 Employee Stock Purchase Plan (the "Plan") was adopted and approved by the shareholders. A total of 750,000 shares of common stock has been reserved for issuance under the Plan. The Plan will allow eligible employees to purchase our common stock in an amount which may not exceed 10% of the employee's compensation. The Plan will be implemented by sequential 24-month offerings. Each offering will generally be comprised of four, six-month purchase periods, with shares purchased on the last day of each purchase period (a "Purchase Date"). The price at which stock may be purchased is equal to 85% of the lower of fair market value of our common stock on the first day of the offering period or the Purchase Date. There were 10,984 shares issued under the Purchase plan in the fiscal year ended September 30, 1999.

PREFERRED STOCK

      On April 7, 1998, our shareholders granted the Board of Directors the authority to issue up to 1,000,000 shares of $0.001 par value preferred stock and to fix the rights, preferences, privileges and restrictions including voting rights, of these shares without any further vote or approval by the shareholders. No preferred stock has been issued to date.

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

                                        Dated November 10, 1999

                                        bebe stores, inc.

                                        /s/   Blair W. Lambert
                                        ---------------------------------
                                        Blair W. Lambert, V.P. of Finance
                                        and Chief Financial Officer