Form 10-Q
period 1999-12-31
BEBE STORES INC
filed 2000-02-08
CIK 1059272

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------



                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
  (X)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1999

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

         COMMON STOCK, PAR VALUE OF $0.001 PER SHARE, 24,461,320 SHARES OUTSTANDING AS OF JANUARY 20, 2000.


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                BEBE STORES, INC.

                                TABLE OF CONTENTS

                                                                                                       PAGE NO.
PART I.        FINANCIAL INFORMATION
ITEM 1.        Financial Statements...........................................................................3
               Condensed Consolidated Balance Sheets
                  December 31, 1999 (unaudited), June 30, 1999 and December 31, 1998 (unaudited)..............3
               Condensed Consolidated Statements of Operations
                  Three months ended December 31, 1999 and 1998 and six months ended December 31, 1999 and 1998....................................................................................4
               Condensed Consolidated Statements of Cash Flows Six months ended December 31, 1999 and
                  1998........................................................................................5
               Notes to Financial Statements..................................................................6
ITEM 2.        Management's Discussion and Analysis of Financial Condition and Results of Operations..........6
ITEM 3.        Quantitative and Qualitative Disclosures about Market Risk....................................15

PART II        OTHER INFORMATION
ITEM 1.        Legal Proceedings.............................................................................15
ITEM 2.        Changes in Securities and Use of Proceeds.....................................................15
ITEM 3.        Defaults Upon Senior Securities...............................................................15
ITEM 4.        Submission of Matters to a Vote of Security Holders...........................................15
ITEM 5.        Other Information.............................................................................15
ITEM 6.        Exhibits and Reports on Form 8-K..............................................................15

SIGNATURES...................................................................................................16

PART I.        FINANCIAL INFORMATION

ITEM 1.        FINANCIAL STATEMENTS

                                BEBE STORES, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                            AS OF             AS OF            AS OF
                                                                         DECEMBER 31,        JUNE 30,       DECEMBER 31,
                                                                            1999              1999             1998
                                                                            ----              ----             ----
                                                                         (Unaudited)                        (Unaudited)
ASSETS:
Current assets:
  Cash and equivalents........................................             84,086,564        59,341,655      55,166,161
  Receivables (net of allowance of $106,120, $108,078 and
  $94,273)....................................................              1,813,608           759,456         202,856
  Inventories, net............................................             19,304,201        22,541,994      14,148,061
  Prepaid and other...........................................              2,661,728         3,219,722       1,126,048
                                                                            ---------         ---------       ---------
      Total current assets....................................            107,866,101        85,862,827      70,643,126

Equipment and improvements, net...............................             22,575,585        17,999,980      11,554,916

Other assets..................................................              3,584,364         3,503,136       3,163,009
                                                                            ---------         ---------       ---------

Total assets..................................................            134,026,050       107,365,943      85,361,051
                                                                          -----------       -----------      ----------
                                                                          -----------       -----------      ----------
LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
  Accounts payable............................................             11,951,215        13,318,007       8,856,084
  Accrued liabilities.........................................             12,588,359         9,931,755      11,062,805
  Current portion of long-term debt...........................                147,329           138,906         105,410
  Income taxes payable........................................              4,062,063           330,014       1,859,643
                                                                            ---------           -------       ---------
      Total current liabilities...............................             28,748,966        23,718,682      21,883,942

Long-term debt................................................                 65,830           120,646          17,213
Deferred rent.................................................              3,607,024         3,432,639       2,500,494
                                                                            ---------         ---------       ---------
Total liabilities.............................................             32,421,820        27,271,967      24,401,649
Commitments and contingencies
Shareholders' equity:
  Preferred stock-authorized 1,000,000 shares at $0.001 par
  value per share; no shares issued and outstanding Common
  stock-authorized 40,000,000 shares at $0.001 par value
  per share; issued and outstanding 24,461,320 shares.........                 24,462            24,388          23,944
  Additional paid-in capital..................................             24,227,764        23,147,795      17,359,090
  Deferred compensation.......................................              (906,586)       (1,282,147)     (1,628,964)
  Retained earnings...........................................             78,258,590        58,203,940      45,205,332
                                                                           ----------        ----------      ----------
      Total shareholders' equity..............................            101,604,230        80,093,976      60,959,402
                                                                          -----------        ----------      ----------

Total liabilities and shareholders' equity....................            134,026,050       107,365,943      85,361,051
                                                                          -----------        ----------      ----------
                                                                          -----------        ----------      ----------

                 See accompanying notes to financial statements.

                                BEBE STORES, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                              FOR THE THREE MONTHS ENDED       FOR THE SIX MONTHS ENDED
                                                                   DECEMBER 31,                   DECEMBER 31,
                                                                1999             1998           1999            1998
                                                                ----             ----           ----            ----
Net sales................................................     78,137,711       59,491,380    134,775,050      101,043,712
Cost of sales, including buying and occupancy............     36,943,579       27,215,360     63,862,522       47,016,054
                                                              ----------       ----------     ----------       ----------
  Gross profit...........................................     41,194,132       32,276,020     70,912,528       54,027,658
Selling, general and administrative expenses.............     21,240,738       16,306,630     39,095,328       29,507,167
                                                              ----------       ----------     ----------       ----------
Income from operations...................................     19,953,394       15,969,390     31,817,200       24,520,491
Other expense (income):
  Interest expense.......................................          4,500            2,419         11,881            4,768
  Interest income........................................      (807,801)        (556,038)    (1,417,264)      (1,043,801)
  Other..................................................        (1,688)            (288)          1,469            1,003
                                                                 -------            -----          -----            -----
Earnings before income taxes.............................     20,758,383       16,523,297     33,221,114       25,558,521
Provision for income taxes...............................      8,254,397        6,871,365     13,227,475       10,575,805
                                                               ---------        ---------     ----------       ----------
      Net earnings.......................................     12,503,986        9,651,932     19,993,639       14,982,716
                                                              ----------       ----------     ----------       ----------
                                                              ----------       ----------     ----------       ----------
Basic earnings per share.................................          $0.51            $0.40          $0.82            $0.63
Diluted earnings per share...............................          $0.49            $0.38          $0.79            $0.59
Basic weighted average shares outstanding................     24,433,047       23,894,384     24,408,565       23,895,289
Diluted weighted average shares outstanding..............     25,316,585       25,508,278     25,302,547       25,449,588

                 See accompanying notes to financial statements.

                                BEBE STORES, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                       FOR THE SIX MONTHS ENDED
                                                                             DECEMBER 31,
                                                                         1999             1998
                                                                         ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings................................................        19,993,639       14,982,716
  Adjustments to reconcile net earnings to cash provided by
  operating activities:
  Non-cash compensation expense...............................           362,730          240,851
  Depreciation and amortization...............................         2,392,326        1,384,896
  Tax benefit from options exercised..........................           419,366          106,620
  Net loss on disposal of property............................           153,186          142,506
  Deferred rent...............................................           170,888         (32,497)
  Changes in operating assets and liabilities:
      Receivables.............................................         (524,604)           55,350
      Inventories.............................................         3,244,337          257,153
      Other assets............................................         (126,591)        (502,890)
      Prepaid expenses........................................           560,388        (148,453)
      Accounts payable........................................       (1,356,522)        1,934,102
      Accrued liabilities.....................................         2,641,814        2,557,194
      Income taxes payable....................................         3,731,687          969,385
                                                                       ---------          -------
          Net cash provided by operating activities ..........        31,662,644       21,946,933

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of equipment and improvements......................       (8,172,609)      (4,188,303)
  Proceeds from tenant allowance..............................           591,227          455,700
                                                                         -------          -------
          Net cash used by investing activities...............       (7,581,382)      (3,732,603)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayments on capital leases & other........................          (19,855)         (39,876)
  Repayments of investment note...............................          (26,771)         (25,645)
  Issuance of common stock....................................           673,507          365,736
                                                                         -------          -------
          Net cash provided by financing activities...........           626,881          300,215

Effect of exchange rate changes on cash and equivalents.......            36,766                0

Net increase in cash and equivalents..........................        24,744,907       18,514,545

CASH:
  Beginning of year...........................................        59,341,655       36,651,616
                                                                      ----------       ----------
  End of year.................................................        84,086,564       55,166,161
                                                                      ----------       ----------
                                                                      ----------       ----------

SUPPLEMENTAL INFORMATION:
  Cash paid for interest......................................            11,881            4,768
                                                                          ------            -----
  Cash paid for income taxes..................................        14,213,117        9,499,800
                                                                      ----------        ---------

                 See accompanying notes to financial statements.

                                BEBE STORES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


INTERIM FINANCIAL STATEMENTS

         The accompanying Condensed Consolidated Balance Sheets of bebe stores, inc. as of December 31, 1999 (the "current period") and December 31, 1998 (the "prior period") and the interim Condensed Consolidated Statements of Operations for the three months and six months ended December 31, 1999 and December 31, 1998 and Cash Flows for the six months ended December 31, 1999 and December 31, 1998 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The Consolidated Balance Sheet at June 30, 1999 was derived from audited financial statements. Our business is affected by the pattern of seasonality common to most retail apparel businesses. The results for the current and prior periods are not necessarily indicative of future financial results.

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

                                                      FOR THE THREE MONTHS ENDED        FOR THE SIX MONTHS ENDED
                                                           DECEMBER 31,                     DECEMBER 31,
                                                          1999            1998            1999            1998
                                                          ----            ----            ----            ----
                                                      (unaudited)     (unaudited)     (unaudited)     (unaudited)
Basic weighted average number of
  Shares outstanding...........................        24,433,047      23,894,384      24,408,565      23,895,289
Incremental shares from assumed
  Issuance of stock options....................           883,538       1,613,894         893,982       1,554,299
                                                          -------       ---------         -------       ---------
Diluted weighted average number of
  Shares outstanding...........................        25,316,585      25,508,278      25,302,547      25,449,588
                                                       ----------      ----------      ----------      ----------
                                                       ----------      ----------      ----------      ----------

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

RESULTS OF OPERATIONS

     The following table sets forth certain financial data as a percentage of net sales for the periods indicated:

                                                             FOR THE THREE MONTHS ENDED    FOR THE SIX MONTHS ENDED
                                                                    DECEMBER 31,                  DECEMBER 31,
STATEMENTS OF OPERATIONS DATA:                                  1999            1998          1999            1998
                                                                ----            ----          ----            ----
Net sales.................................................     100.0%          100.0%        100.0%          100.0%
Cost of sales, including buying and occupancy (1).........      47.3            45.7          47.4            46.5
                                                                ----            ----          ----            ----
Gross profit..............................................      52.7            54.3          52.6            53.5
Selling, general and administrative expenses (2)..........      27.2            27.5          29.0            29.2
                                                                ----            ----          ----            ----
Income from operations....................................      25.5            26.8          23.6            24.3
Interest and other expenses (income), net.................      (1.0)          (1.0)          (1.0)          (1.0)
                                                                -----          -----          -----          -----
Earnings before income taxes..............................      26.5            27.8          24.6            25.3
Provision for income taxes................................      10.5            11.6           9.8            10.5
                                                                ----            ----           ---            ----
Net earnings..............................................      16.0%          16.2%          14.8%          14.8%
                                                                -----          -----          -----          -----
                                                                -----          -----          -----          -----

         -----------

(1) Cost of sales includes the cost of merchandise, buying costs and store occupancy costs.
(2) Selling, general and administrative expenses primarily consist of non-occupancy store costs, corporate overhead and advertising costs.

         NET SALES. Net sales increased to $78.1 million during the three months ended December 31, 1999 from $59.5 million in the same period of the prior year, an increase of $18.6 million, or 31.3%. Of this increase, $5.3 million was attributable to the 10.1% increase in comparable store sales, and $13.4 million was primarily attributed to stores not included in the comparable store sales base and to a lessor extent on-line sales, wholesale sales to licensees, and product royalty revenue. The increase in comparable store sales was attributable to a broader product line offering, strong consumer acceptance of the product line and improvements in the operational aspects of our business. While we experienced double-digit comparable store sales growth for the period, we believe that such percentage increases in the current and future periods will be lower than those experienced in fiscal 1999 and the first half of fiscal 2000. We operated 110 stores at December 31, 1999 compared to 91 stores at December 31, 1998. In addition to our 110 stores, we also sell product through our on-line store which can be found at www.bebe.com. Sales volume generated by the on-line store was similar to sales generated by a low-volume, brick-and-mortar bebe store during the quarter.

         GROSS PROFIT. Gross profit, which includes the cost of merchandise, buying and occupancy, increased to $41.2 million during the three months ended December 31, 1999 from $32.3 million for the same three-month period of the prior year, an increase of $8.9 million, or 27.6%. As a percentage of net sales, gross profit decreased to 52.7% for the three-month period ended December 31, 1999 from 54.3% in the same three-month period of the prior year. The decrease in gross profit as a percentage of net sales resulted from slowing comparable store sales growth and increased occupancy costs related to new and expanded stores as well as slightly lower net merchandise margins. We believe that quarterly gross margins in the current and future periods will likely be lower than those experienced in the comparable four quarters ended December 31, 1999.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses, which primarily consist of non-occupancy store costs, corporate overhead and advertising costs, increased to $21.2 million during the three months ended December 31, 1999 from $16.3 million in the same period of the prior year, an increase of $4.9 million, or 30.1%. As a percentage of net sales, these expenses decreased to 27.2% during the three-month period from 27.5% in the same period of the prior year. This decrease as a percentage of net sales was largely a result of favorable compensation and supply expense leverage offset by increased depreciation and advertising expense.

         INTEREST AND OTHER EXPENSE (INCOME), NET. We generated approximately $805,000 of interest and other income (net of other expenses) during the three months ended December 31, 1999 as compared to approximately $554,000 in the same three-month period of the prior year. We had no borrowings under our line of credit during the period ended December 31, 1999. The increase of interest and other income is a result of higher cash balances generated from operating results.

         PROVISION FOR INCOME TAXES. The effective tax rate for the quarter ended December 31, 1999, was approximately 39.8% as compared to 41.6% in the prior year. This quarter's tax rate decrease was largely due to income from tax-advantaged investments.

LIQUIDITY AND CAPITAL RESOURCES

         During the three fiscal years ended June 30, 1999, we satisfied our cash requirements principally through cash flow from operations, borrowings under our revolving lines of credit and term loans. Primary uses of cash have been to purchase merchandise inventory, to fund the construction of new stores and expanded corporate office, and to remodel and renovate stores.

         Our working capital requirements vary widely throughout the year and generally peak in the first and second fiscal quarters. At December 31, 1999, we had approximately $84.1 million of cash and cash equivalents on hand of which $11.9 million was derived from our initial public offering in June 1998. In addition, we had a revolving line of credit, under which we could borrow or issue letters of credit up to a combined total of $7.0 million. As of December 31, 1999, there were no borrowings under the line of credit, and letters of credit outstanding totaled $4.2 million.

         Net cash provided by operating activities for the six months ended December 31, 1999 was $31.7 million. Cash provided by operating activities for the period was primarily generated by earnings and changes in working capital.

         Net cash used by investing activities for the six-month period ended December 31, 1999 was $7.6 million. The primary use of these funds was for the opening of new stores and investments in management information systems and infrastructure.

         We expect to make substantial capital expenditures in connection with the opening and expansion of stores and the implementation of new systems to support store and corporate office functions. We estimate that capital expenditures will be between $17.0 million and $19.0 million in fiscal 2000 and fiscal 2001, of which $8.2 million had been spent during the six months ended December 31, 1999. We expect to open approximately 15 additional stores in the remainder of fiscal 2000 and approximately 30 stores in fiscal 2001. We opened six new stores during the three months ended December 31, 1999.

         Net cash provided by financing activities was $626,881 for the six months ended December 31, 1999. We believe that our cash on hand, together with our cash flow from operation, will be sufficient to meet our capital and operating requirements through fiscal 2000. Our future capital requirements, however, will depend on numerous factors, including without limitation, the size and number of new and expanded stores, investment costs for management information systems, the on-line store, potential acquisitions, joint ventures, and/or stock repurchases, and future results of operations.

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

2. IF WE ARE NOT ABLE TO EFFECTIVELY MANAGE OUR GROWTH, OUR PROFITABILITY MAY BE HARMED. Our continued growth depends, to a significant degree, on our ability to identify sites and open and operate new stores on a profitable basis. We expect to open approximately 15 additional stores in fiscal 2000 and 30 stores in fiscal 2001. Our plan to expand successfully depends on the following factors:

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

3. WE MAY EXPERIENCE A DECLINE IN OUR COMPARABLE STORE SALES PERFORMANCE, WHICH COULD AFFECT OUR PROFITABILITY. We do not think that we can sustain the rate of comparable store sales growth achieved in recent periods. We expect that such growth, if any, in the current and future periods will be lower than rates achieved in fiscal 1998 and 1999 and the first half of fiscal 2000. During the recent periods of relatively high comparable store sales growth, we experienced favorable merchandise margins primarily because we were able to sell our merchandise with lower markdown rates due in part to the higher growth of same store sales. As comparable store sales performance moderates, we anticipate a decline in merchandise margins, which will reduce gross margins. In addition, as newer and expanded stores become a larger percentage of the entire store base, we anticipate that we will see a rise in occupancy cost as a percentage of sales. We anticipate that this rise will further reduce gross margins. In addition, our selling, general and administrative expenses have decreased as a percentage of net sales in recent periods due in part to the rapid growth in net sales. If same store sales growth rates slow, it will be more difficult for us to generate favorable selling, general and administrative expense leverage.

4. IF WE ARE NOT ABLE TO OPERATE ON A PROFITABLE BASIS, OUR STOCK PRICE MAY BE NEGATIVELY AFFECTED. We cannot guarantee that we will remain profitable in the future. In the past five years, profitability rates have varied widely from quarter-to-quarter and from year-to-year. In particular, in fiscal 1996, we experienced a significant financial downturn. This was caused partly by problems in obtaining fabrication, misjudging related fashion trends, failing to obtain product deliveries in a timely manner, rapidly expanding our store base, and lacking sufficient controls and personnel to support such expanded activity.

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

8. IF WE ARE NOT ABLE TO EFFECTIVELY UPGRADE AND ENHANCE OUR ON-LINE STORE, WE MAY LOSE ON-LINE SALES AND OUR IMAGE MAY BE HARMED. We plan to make additional significant investments to improve the performance and content of our existing web site over the next two fiscal years. We cannot assure you that these enhancements will be successfully implemented. If we fail to implement and integrate such enhancements successfully, our results of operations may be harmed. Moreover, if we cannot develop an effective and engaging web site, potential future revenue that we would have otherwise gained through sales conducted over the internet and our image may be harmed.

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

12. IF WE ARE NOT ABLE TO REGISTER OR PROTECT OUR TRADEMARKS, OUR ABILITY TO CAPITALIZE ON THE VALUE OF OUR BRAND NAME MAY BE IMPAIRED. We believe that our trademarks and other proprietary rights are important to our success. We have registered "bebe" and "bebe moda" in the United States and certain foreign jurisdictions, and have applied for "bbsp" in the United States and certain foreign jurisdictions. Even though we take actions to establish and protect our trademarks and other proprietary rights, we cannot assure you that others will not imitate our products or infringe on our intellectual property rights. In addition, we cannot assure that others will not resist or seek to block the sale of our products as violative of their trademark and proprietary rights. In certain jurisdictions, other entities may have rights to names that contain the word "bebe," which could limit our ability to expand in such jurisdictions.

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

13. WE DEPEND ON TWO ADJACENT FACILITIES AND A NEARBY FABRIC WAREHOUSE, THE LOSS OF WHICH COULD SERIOUSLY DISRUPT OUR BUSINESS. CURRENTLY, WE OPERATE CORPORATE OFFICES AND A DISTRIBUTION CENTER IN BRISBANE, CALIFORNIA AND A FABRIC WAREHOUSE IN SOUTH SAN FRANCISCO. Any serious disruption at these facilities whether due to fire, earthquake or otherwise would harm our operations and could have a harmful effect on our business and results of operations.

14. IF WE ARE NOT ABLE TO SUCCESSFULLY ENTER INTERNATIONAL MARKETS, OUR ABILITY TO EXPAND BEYOND THE UNITED STATES MAY BE IMPAIRED. We currently operate two stores in Canada and one store in the United Kingdom. We are evaluating our opportunities to expand our geographic reach in those and additional markets. We have limited experience with doing business in foreign countries and our brand names do not have the same recognition in such markets as they do in the United States. Therefore we cannot assure that such expansion will be successful. If we are not able to successfully enter international markets, our ability to expand our geographic reach may be impaired.

15. IF WE ARE NOT ABLE TO SUCCESSFULLY DEVELOP PRODUCT LINES OR NEW STORE CONCEPTS, OUR ABILITY TO EXPAND OUR REVENUE BASE MAY BE IMPAIRED. From time to time, we may introduce new categories of products or new store concepts. For example, we are currently testing in certain markets a "bbsp concept store" in which our product offering is limited to a combination of activewear and streetwear branded with the "bebe" and "bbsp" logos. If this limited product offering is not successful or if the bbsp brand name does not achieve the same recognition as the bebe and bebe moda brand names, our ability to expand into additional markets with this concept store may be impaired. If we fail to introduce new categories of products or new store concepts or if such introductions are not successful, our ability to expand our revenue base may be impaired.

RISKS RELATING TO OUR INDUSTRY:

1. WE FACE SIGNIFICANT COMPETITION IN THE RETAIL AND APPAREL INDUSTRY, WHICH COULD HARM OUR SALES AND PROFITABILITY. The retail and apparel industries are highly competitive and are characterized by low barriers to entry. We expect competition in our markets to increase. The primary competitive factors in our markets are:

            -   brand name recognition;
            -   product styling;
            -   product quality;
            -   product presentation;
            -   product pricing;
            -   store ambiance;
            -   customer service; and
            -   convenience.

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

RISKS RELATING TO OUR COMMON STOCK:

1. OUR STOCK PRICE MAY FLUCTUATE BECAUSE OF THE SMALL NUMBER OF SHARES WHICH CAN BE PUBLICLY TRADED AND THE LOW AVERAGE DAILY TRADING VOLUMES. The vast majority of our outstanding shares of our common stock are not registered and are subject to trading restrictions. As of December 31, 1999, only 3,559,713 shares of our Common Stock were available to be publicly traded, and as a result, our average daily trading volumes are relatively low, and our stock price is vulnerable to market swings due to large purchases, sales and short sales of our common stock.

2. BECAUSE A PRINCIPAL SHAREHOLDER CONTROLS THE COMPANY, OTHER SHAREHOLDERS MAY NOT BE ABLE TO INFLUENCE THE DIRECTION THE COMPANY TAKES. Manny Mashouf, the Chairman, President and Chief Executive Officer, beneficially owns approximately 85.4% of the outstanding shares of our common stock. As a result, he alone can control the election of directors and the outcome of all issues submitted to the shareholders. This may make it more difficult for a third party to acquire shares, may discourage acquisition bids, and could limit the price that certain investors might be willing to pay for shares of common stock. This concentration of stock ownership may have the effect of delaying, deferring or preventing a change in control of our company.

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

6. ALL OF OUR RESTRICTED SECURITIES ARE ELIGIBLE TO BE SOLD, WHICH MAY CAUSE DILUTION OF OUR COMMON STOCK. As of December 31, 1999, we had a total of 24,461,320 shares of common stock outstanding. Of these shares, 20,901,607 are held by the existing shareholders as "restricted securities," which means they acquired these securities from our company in a transaction that did not involve a public offering. These shares may be sold in the public market only if they are registered or if they qualify for an exemption from registration under Rule 144 of the Securities Act. At this time, all restricted securities will be eligible to be sold, subject to certain volume and other limitations under Rule 144.

         As of December 31, 1999, options to purchase 1,844,220 shares of common stock were outstanding and exercisable, subject to certain vesting and repurchase restrictions.

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

STOCK PURCHASE PLAN

         On April 7, 1998, our 1998 Employee Stock Purchase Plan (the "Plan") was adopted and approved by the shareholders. A total of 750,000 shares of common stock has been reserved for issuance under the Plan. The Plan will allow eligible employees to purchase our common stock in an amount which may not exceed 10% of the employee's compensation. The Plan will be implemented by sequential 24-month offerings. Each offering will generally be comprised of eight, three-month purchase periods, with shares purchased on the last day of each purchase period (a "Purchase Date"). The price at which stock may be purchased is determined by the Board of Directors and is currently equal to 85% of the fair market value of our common stock on the Purchase Date. There were 46,609 shares issued under the Plan in the calendar year ended
December 31, 1999.

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



                                     Dated February 7, 2000

                                     bebe stores, inc.

                                     /s/   Blair W. Lambert
                                     -----------------------------------------

                                     Blair W. Lambert, Vice President of Finance and Chief Financial Officer