Form 10-Q
period 2000-03-31
BEBE STORES INC
filed 2000-05-15
CIK 1059272

================================================================================



                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ----------------
                                    FORM 10-Q
            (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

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

         COMMON STOCK, PAR VALUE OF $0.001 PER SHARE, 24,562,747 SHARES OUTSTANDING AS OF March 31, 2000.


================================================================================

                                BEBE STORES, INC.

                                TABLE OF CONTENTS


                                                                                                           PAGE NO.
PART I.        FINANCIAL INFORMATION
ITEM 1.        Financial Statements...........................................................................3
               Condensed Consolidated Balance Sheets
                  March 31, 2000 (unaudited), June 30, 1999 and March 31, 1999 (unaudited)....................3
               Condensed Consolidated Statements of Operations
                  Three months ended March 31, 2000 and March 31, 1999 and nine months ended March 31,
                  2000 and March 31, 1999.....................................................................4
               Condensed Consolidated Statements of Cash Flows
                  Nine months ended March 31, 2000 and March 31, 1999.........................................5
               Notes to Financial Statements..................................................................6
ITEM 2.        Management's Discussion and Analysis of Financial Condition and Results of Operations..........6
ITEM 3.        Quantitative and Qualitative Disclosures about Market Risk....................................15

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

SIGNATURES...................................................................................................16

PART I.        FINANCIAL INFORMATION


ITEM 1.        FINANCIAL STATEMENTS

                                                 BEBE STORES, INC.

                                       CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                           AS OF             AS OF            AS OF
                                                                         MARCH 31,          JUNE 30,        MARCH 31,
                                                                            2000              1999             1999
                                                                        -----------         --------        -----------
                                                                        (Unaudited)                         (Unaudited)
ASSETS:
Current assets:
  Cash and equivalents........................................            $76,361,351       $59,341,655     $52,392,601
  Receivables (net of allowance of $110,112, $108,078 and
  $105,699)...................................................              2,645,851           759,456         684,578
  Inventories, net............................................             20,975,970        22,541,994      17,030,009
  Deferred Income Taxes, net..................................              1,660,374         1,660,374         843,629
  Prepaid and other...........................................              4,436,236         1,559,348       4,295,630
                                                                            ---------         ---------       ---------

      Total current assets....................................            106,079,782        85,862,827      75,246,447

Equipment and improvements, net...............................             24,153,059        17,999,980      14,800,160

Other assets..................................................              3,608,693         3,503,136       3,141,767
                                                                            ---------         ---------       ---------

Total assets..................................................           $133,841,534      $107,365,943     $93,188,374
                                                                         ============      ============     ===========

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
  Accounts payable............................................            $12,336,577       $13,318,007     $11,629,771
  Accrued liabilities.........................................             10,239,490         9,931,755       9,306,149
  Current portion of long-term debt...........................                119,569           138,906         118,763
  Income taxes payable........................................                      0           330,014               0
                                                                                    -           -------               -

      Total current liabilities...............................             22,695,636        23,718,682      21,054,683

Long-term debt................................................                 74,849           120,646          60,788
Deferred rent.................................................              3,471,003         3,432,639       2,628,778
                                                                            ---------         ---------       ---------

Total liabilities.............................................             26,241,488        27,271,967      23,744,249

Commitments and contingencies                                                       0                 0               0

Shareholders' equity:
  Preferred stock-authorized 1,000,000 shares at $0.001 par
  value per share; no shares issued and outstanding Common
  stock-authorized 40,000,000 shares at $0.001 par value
  per share; issued and outstanding 24,562,747, 24,387,773
  and 24,196,989 shares.......................................                 24,563            24,388          24,197
  Additional paid-in capital..................................             24,527,177        23,147,795      20,283,748
  Deferred compensation.......................................               (608,359)       (1,282,147)     (1,441,811)
  Retained earnings...........................................             83,656,665        58,203,940      50,577,991
                                                                           ----------        ----------      ----------

      Total shareholders' equity..............................            107,600,046        80,093,976      69,444,125
                                                                          -----------        ----------      ----------

Total liabilities and shareholders' equity....................           $133,841,534      $107,365,943     $93,188,374
                                                                         ============      ============     ===========

                See accompanying notes to financial statements.

                                                 BEBE STORES, INC.

                                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                    (UNAUDITED)


                                                       FOR THE THREE MONTHS ENDED        FOR THE NINE MONTHS ENDED
                                                                MARCH 31,                        MARCH 31,
                                                         2000             1999             2000            1999
                                                         ----             ----             ----            ----
Net sales.............................................  $52,894,648      $46,047,174    $187,669,698     $147,090,886
Cost of sales, including buying and occupancy.........   26,998,885       22,486,702      90,861,408       69,502,756
                                                         ----------       ----------      ----------       ----------

  Gross profit.........................................  25,895,763       23,560,472      96,808,290       77,588,130
Selling, general and administrative expenses...........  18,210,892       15,158,117      57,306,221       44,665,284
                                                         ----------       ----------      ----------       ----------

Income from operations.................................   7,684,871        8,402,355      39,502,069       32,922,846
Other expense (income):
  Interest expense.....................................       5,044            6,245          16,925           11,013
  Interest income......................................    (920,008)        (639,444)     (2,337,272)      (1,683,245)
  Other................................................      12,497           18,815          13,966           19,818
                                                             ------           ------          ------           ------

Earnings before income taxes...........................   8,587,338        9,016,739      41,808,450       34,575,260
Provision for income taxes.............................   3,166,361        3,653,891      16,393,836       14,229,696
                                                          ---------        ---------      ----------       ----------

      Net earnings.....................................  $5,420,977       $5,362,848     $25,414,614      $20,345,564
                                                         ==========       ==========     ===========      ===========
Basic earnings per share...............................       $0.22            $0.22           $1.04            $0.85
Diluted earnings per share.............................       $0.22            $0.21           $1.01            $0.80
Basic weighted average shares outstanding..............  24,508,407       24,105,757      24,446,287       23,964,421
Diluted weighted average shares outstanding............  25,168,005       25,676,236      25,269,735       25,541,097

                See accompanying notes to financial statements.

                                                BEBE STORES, INC.

                                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    (UNAUDITED)


                                                                        FOR THE NINE MONTHS ENDED
                                                                                MARCH 31,
                                                                         2000             1999
                                                                         ----             ----
   CASH FLOWS FROM OPERATING ACTIVITIES:
     Net earnings................................................       $25,414,614      $20,345,564
     Adjustments to reconcile net earnings to cash provided by
     operating activities:
     Non-cash compensation expense...............................           520,092          388,382
     Depreciation and amortization...............................         3,579,624        2,196,005
     Tax benefit from options exercised..........................                 0        2,493,975
     Net loss on disposal of property............................           153,186          194,802
     Deferred rent...............................................            39,595           70,850
     Changes in operating assets and liabilities:
         Receivables.............................................          (926,341)         111,705
         Inventories.............................................         1,569,949       (2,624,000)
         Other assets............................................          (183,340)        (504,715)
         Prepaid expenses........................................        (2,876,231)      (4,160,829)
         Accounts payable........................................          (971,613)       4,708,736
         Accrued liabilities.....................................           304,731          788,007
         Tax benefit from options exercised......................           481,387                0
         Income taxes payable....................................          (330,246)        (891,057)
                                                                           ---------        ---------
             Net cash provided by operating activities...........        26,775,407       23,117,425

   CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of equipment and improvements......................       (12,663,551)      (9,023,980)
     Proceeds from tenant allowance..............................         1,905,680          715,030
                                                                          ---------          -------
             Net cash used by investing activities...............       (10,757,871)      (8,308,950)

   CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from (repayments on) capital leases & other........           (20,855)          44,124
     Repayments of investment note...............................           (44,430)         (51,077)
     Issuance of common stock....................................         1,051,864          942,913
                                                                          ---------          -------
             Net cash provided by financing activities...........           986,579          935,960

   Effect of exchange rate changes on cash and equivalents.......            15,581           (3,451)

   Net increase in cash and equivalents..........................        17,019,696       15,740,984

   CASH:
     Beginning of year...........................................        59,341,655       36,651,617
                                                                         ----------       ----------
     End of period...............................................       $76,361,351      $52,392,601
                                                                        ===========      ===========

   SUPPLEMENTAL INFORMATION:
     Cash paid for interest......................................           $16,925          $11,013
                                                                            =======          =======
     Cash paid for income taxes..................................       $19,359,117      $16,701,678
                                                                        ===========      ===========

                See accompanying notes to financial statements.

                                BEBE STORES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


INTERIM FINANCIAL STATEMENTS

         The accompanying Condensed Consolidated Balance Sheets of bebe stores, inc. as of March 31, 2000 and March 31, 1999 and the interim Condensed Consolidated Statements of Operations for the three months and nine months ended March 31, 2000 and March 31, 1999 and Condensed Consolidated Statements of Cash Flows for the nine months ended March 31, 2000 and March 31, 1999 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The Consolidated Balance Sheet at June 30, 1999 was derived from audited financial statements. Our business is affected by the pattern of seasonality common to most retail apparel businesses. The results for the current and prior periods are not necessarily indicative of future financial results.

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


                                                   FOR THE THREE MONTHS ENDED        FOR THE NINE MONTHS ENDED
                                                            MARCH 31,                        MARCH 31,
                                                      2000             1999            2000            1999
                                                      ----             ----            ----            ----
Basic weighted average number of
  Shares outstanding...........................        24,508,407      24,105,757      24,446,287      23,964,421
Incremental shares from assumed
  Issuance of stock options....................           659,598       1,570,479         823,448       1,576,676
                                                          -------       ---------         -------       ---------

Diluted weighted average number of
  Shares outstanding...........................        25,168,005      25,676,236      25,269,735      25,541,097
                                                       ==========      ==========      ==========      ==========

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

RESULTS OF OPERATIONS

     The following table sets forth certain financial data as a percentage of net sales for the periods indicated:


                                                        FOR THE THREE MONTHS ENDED     FOR THE NINE MONTHS ENDED
                                                                MARCH 31,                      MARCH 31,
STATEMENTS OF OPERATIONS DATA:                             2000            1999          2000            1999
                                                           ----            ----          ----            ----
Net sales..............................................    100%            100%          100%            100%
Cost of sales, including buying and occupancy (1)......    51.0            48.8          48.4            47.3
                                                           ----            ----          ----            ----

Gross profit...........................................    49.0            51.2          51.6            52.7
Selling, general and administrative expenses (2).......    34.5            32.9          30.5            30.3
                                                           ----            ----          ----            ----

Income from operations.................................    14.5            18.3          21.1            22.4
Interest and other expenses (income), net..............    (1.7)           (1.3)         (1.2)           (1.1)
                                                           -----           -----         -----           -----

Earnings before income taxes...........................    16.2            19.6          22.3            23.5
Provision for income taxes.............................     6.0             7.9           8.8             9.7
                                                            ---             ---           ---             ---

Net earnings...........................................    10.2%           11.7%         13.5%           13.8%
                                                           =====          =====          =====           =====

         ___________

(1) Cost of sales includes the cost of merchandise, buying costs and store occupancy costs.
(2) Selling, general and administrative expenses primarily consist of non-occupancy store costs, corporate overhead and advertising costs.

         NET SALES. Net sales increased to $52.9 million during the three months ended March 31, 2000 from $46.0 million in the same period of the prior year, an increase of $6.9 million, or 15.0%. Net sales for the quarter were comprised of $41.4 million from stores open more than one year, representing a 4.4% decrease in comparable store sales versus the prior year. The remaining sales of $11.5 million were generated by stores not included in the comparable store sales base and to a lesser extent on-line sales, wholesale sales to licensees, and product royalty revenue. The decrease in comparable store sales volumes was attributed to low inventory positions in the knit and tops categories throughout the quarter and missed sales opportunities in certain product categories that were in greater demand than anticipated. We anticipate that comparable store sales volumes will decrease in the current period as compared to the same period of the prior year.

We operated 113 stores at March 31, 2000 compared to 97 stores at March 31, 1999. We opened three new stores this quarter and anticipate opening twelve additional new stores by the end of the fiscal year. In addition to our traditional brick-and-mortar stores, we also operate an on-line store, which can be found at www.bebe.com. Current period sales for the on-line store increased 260% over the comparable quarter and are similar to sales generated by a low-volume brick-and-mortar bebe store.

         GROSS PROFIT. Gross profit, which includes the cost of merchandise, buying and occupancy, increased to $25.9 million during the three months ended March 31, 2000 from $23.6 million for the same three-month period of the prior year, an increase of $2.3 million, or 9.7%. As a percentage of net sales, gross profit decreased to 49.0% for the three-month period ended March 31, 2000 from 51.2% in the same three-month period of the prior year. The decrease in gross profit as a percentage of net sales resulted from the decrease of comparable store sales volume, increased occupancy costs related to new and expanded stores and, to a lesser extent, slightly lower net merchandise margins. We believe that gross margins in the current period will likely be lower as compared to the same period of the prior year.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses, which primarily consist of non-occupancy store costs, corporate overhead and advertising costs, increased to $18.2 million during the three months ended March 31, 2000 from $15.2 million in the same period of the prior year, an increase of $3.0 million, or 19.7%. As a percentage of net sales, these expenses increased to 34.5% during the three-month period from 32.9% in the same period of the prior year. This increase as a percentage of net sales was largely a result of increased compensation and depreciation expenses as a percentage of sales.

         INTEREST AND OTHER EXPENSE (INCOME), NET. We generated approximately $0.90 million of interest and other income (net of other expenses) during the three months ended March 31, 2000 as compared to approximately $0.61 million in the same three-month period of the prior year. We had no borrowings under our line of credit during the period ended March 31, 2000. The increase of interest and other income is a result of higher cash balances generated from operating results.

         PROVISION FOR INCOME TAXES. The effective tax rate for the quarter ended March 31, 2000, was approximately 36.9% as compared to 40.5% in the prior year. This quarter's tax rate decrease was largely due to income from tax-advantaged investments.

LIQUIDITY AND CAPITAL RESOURCES

         During the three fiscal years ended June 30, 1999, we satisfied our cash requirements principally through cash flow from operations, borrowings under our revolving lines of credit and term loans. Primary uses of cash have been to purchase merchandise inventory, to fund the construction of new stores, expanded corporate offices, remodel and renovate stores and installation of new computer systems and technology.

         Our working capital requirements vary widely throughout the year and generally peak in the first and second fiscal quarters. At March 31, 2000, we had approximately $76.4 million of cash and cash equivalents on hand. In addition, we had a revolving line of credit, under which we could borrow or issue letters of credit up to a combined total of $7.0 million. As of March 31, 2000, there were no borrowings under the line of credit, and letters of credit outstanding totaled $2.2 million.

         Net cash provided by operating activities for the nine months ended March 31, 2000 was $26.8 million as compared to $23.1 million for the same period of the prior year. Cash provided by operating activities for the period was primarily generated by earnings and changes in working capital.

         Net cash used by investing activities for the nine-month period ended March 31, 2000 was $10.8 million as compared to $8.3 million for the same period of the prior year. The primary use of these funds was for the opening of new stores and investments in management information systems and infrastructure and development of the on-line store.

         We expect to make substantial capital expenditures in connection with the opening and expansion of stores and the implementation of new systems to support store and corporate office functions. We estimate that capital expenditures will be between $17.0 million and $19.0 million in each of fiscal 2000 and fiscal 2001, of which $10.8 million had been spent during the nine months ended March 31, 2000. We expect to open approximately 12 additional stores in the remainder of fiscal 2000 and approximately 30 stores in fiscal 2001. We opened three new stores during the three months ended March 31, 2000.

         Net cash provided by financing activities was $0.99 million for the nine months ended March 31, 2000 as compared to $0.94 million for the same period of the prior year. We believe that our cash on hand, together with our cash flow from operation, will be sufficient to meet our capital and operating requirements through fiscal 2001. Our future capital requirements, however, will depend on numerous factors, including without limitation, the size and number of new and expanded stores, investment costs for management information systems, the on-line store, potential acquisitions, joint ventures, and/or stock repurchases, and future results of operations.

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

2. IF WE ARE NOT ABLE TO EFFECTIVELY MANAGE OUR GROWTH, OUR PROFITABILITY MAY BE HARMED. Our continued growth depends, to a significant degree, on our ability to identify sites and open and operate new stores on a profitable basis. We expect to open approximately 12 additional stores in the remainder of fiscal 2000 and 30 stores in fiscal 2001. Our plan to expand successfully depends on the following factors:

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

3. WE HAVE AND MAY EXPERIENCE A DECLINE IN OUR COMPARABLE STORE SALES PERFORMANCE, WHICH COULD AFFECT OUR PROFITABILITY. In the most recent quarter, we experienced a decrease in comparable store sales volumes. We expect to continue to experience decreases in comparable store sales volumes in the current quarter. We also expect that comparable store growth, if any, in the future periods will be lower than rates achieved in fiscal 1998 and 1999 and the first half of fiscal 2000. During those recent periods of relatively high comparable store sales growth, we experienced favorable merchandise margins primarily because (i) we were able to sell our merchandise with lower markdown rates due in part to increases in same store sales and (ii) large comparable store sales increases resulted in favorable occupancy expense leverage. As comparable store sales performance has moderated, the decline in merchandise margins has reduced gross margins. In addition, newer and expanded stores have become a larger percentage of the entire store base, which has increased occupancy costs as a percentage of sales. These factors may further reduce gross margins. In addition, our selling, general and administrative expenses have decreased as a percentage of net sales in recent periods due in part to the rapid growth in net sales. If same store sales growth rates continue to slow, it will be more difficult for us to generate favorable selling, general and administrative expense leverage.

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

13. WE DEPEND ON TWO ADJACENT FACILITIES AND A NEARBY FABRIC WAREHOUSE, THE LOSS OF WHICH COULD SERIOUSLY DISRUPT OUR BUSINESS. CURRENTLY, WE OPERATE CORPORATE OFFICES AND A DISTRIBUTION CENTER IN BRISBANE, CALIFORNIA AND A FABRIC WAREHOUSE IN SOUTH SAN FRANCISCO. The lease for one of the Corporate facilities buildings expires in August 2001. Any increases in occupancy costs will negatively affect our profitability. Furthermore any serious disruption at these facilities whether due to fire, earthquake or otherwise would harm our operations and could have a harmful effect on our business and results of operations.

14. IF WE ARE NOT ABLE TO SUCCESSFULLY ENTER INTERNATIONAL MARKETS, OUR ABILITY TO EXPAND BEYOND THE UNITED STATES MAY BE IMPAIRED. We currently operate two stores in Canada and two stores in the United Kingdom. We are evaluating our opportunities to expand our geographic reach in those and additional markets. We have limited experience with doing business in foreign countries and our brand names do not have the same recognition in such markets as they do in the United States. Therefore we cannot assure that such expansion will be successful.

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

RISKS RELATING TO OUR COMMON STOCK:

1. OUR STOCK PRICE MAY FLUCTUATE BECAUSE OF THE SMALL NUMBER OF SHARES WHICH CAN BE PUBLICLY TRADED AND THE LOW AVERAGE DAILY TRADING VOLUMES. The vast majority of our outstanding shares of our common stock are not registered and are subject to trading restrictions. As of March 31, 2000, only 3,655,734 shares of our Common Stock were available to be publicly traded, and as a result, our average daily trading volumes are relatively low, and our stock price is vulnerable to market swings due to large purchases, sales and short sales of our common stock.

2. BECAUSE A PRINCIPAL SHAREHOLDER CONTROLS THE COMPANY, OTHER SHAREHOLDERS MAY NOT BE ABLE TO INFLUENCE THE DIRECTION THE COMPANY TAKES. Manny Mashouf, the Chairman, President and Chief Executive Officer, beneficially owns approximately 84.5% of the outstanding shares of our common stock. As a result, he alone can control the election of directors and the outcome of all issues submitted to the shareholders. This may make it more difficult for a third party to acquire shares, may discourage acquisition bids, and could limit the price that certain investors might be willing to pay for shares of common stock. This concentration of stock ownership may have the effect of delaying, deferring or preventing a change in control of our company.

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

6. ALL OF OUR RESTRICTED SECURITIES ARE ELIGIBLE TO BE SOLD, WHICH MAY CAUSE DILUTION OF OUR COMMON STOCK. As of March 31, 2000, we had a total of 24,562,747 shares of common stock outstanding. Of these shares, 20,901,607 are held by the existing shareholders as "restricted securities," which means they acquired these securities from our company in a transaction that did not involve a public offering. These shares may be sold in the public market only if they are registered or if they qualify for an exemption from registration under Rule 144 of the Securities Act. At this time, all restricted securities will be eligible to be sold, subject to certain volume and other limitations under Rule 144.

         As of March 31, 2000, options to purchase 1,666,067 shares of common stock were outstanding and exercisable, subject to certain vesting and repurchase restrictions.

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

STOCK PURCHASE PLAN

         On April 7, 1998, our 1998 Employee Stock Purchase Plan (the "Plan") was adopted and approved by the shareholders. A total of 750,000 shares of common stock has been reserved for issuance under the Plan. The Plan will allow eligible employees to purchase our common stock in an amount which may not exceed 10% of the employee's compensation. The Plan will be implemented by sequential 24-month offerings. Each offering will generally be comprised of eight, three-month purchase periods, with shares purchased on the last day of each purchase period (a "Purchase Date"). The price at which stock may be purchased is determined by the Board of Directors and is currently equal to 85% of the fair market value of our common stock on Purchase Date. There were 24,271 shares issued under the Plan in the calendar year ended March 31, 2000.

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



                               Dated May 15, 2000

                               bebe stores, inc.

                               /s/   Blair W. Lambert
                               ----------------------------------------

                               Blair W. Lambert, Vice President of Finance and Chief Financial Officer