Form 10-K
period 2000-06-30
BEBE STORES INC
filed 2000-09-28
CIK 1059272

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

(X)                           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                                    THE SECURITIES EXCHANGE ACT OF 1934

                                  FOR THE FISCAL YEAR ENDED JUNE 30, 2000

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No _

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

The aggregate market value of voting stock held by non-affiliates of the registrant was approximately $59,086,200 as of September 1, 2000, based upon the closing sale price per share of $15.94 of the registrant's Common Stock as reported on the Nasdaq National Market on such date. Shares of Common Stock held by each executive officer and director and by each person who owns 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive for other purposes. As of September 1, 2000, 24,612,572 shares of Common Stock, $0.001 per share par value, of the registrant were outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

    Part III incorporates information by reference from the definitive Proxy Statement for the 2000 Annual Meeting of Shareholders, to be filed with the Commission no later than 120 days after the end of the registrant's fiscal year covered by this Form 10-K.

                                     PART I

ITEM 1. BUSINESS

    The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from the results discussed in the forward-looking statements. This Form 10-K includes forward-looking statements that could differ from actual future results. Statements that are predictive in nature, that depend upon or refer to future events or conditions or that include words such as "expects," "anticipates," "intends," "plans," "believes," "estimates," "thinks" and similar expressions are forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors, including the factors described below, that may cause our actual results and performance to be materially different from any future results or performance expressed or implied by these forward-looking statements. Although we believe that these statements are based upon reasonable assumptions, we cannot assure you that our goals will be achieved. These forward-looking statements are made as of the date of this Form 10-K, and we assume no obligation to update or revise them or provide reasons why actual results may differ. Factors that might cause such a difference include, but are not limited to, miscalculation of the demand for our products, effective management of our growth, decline in comparable store sales performance, ongoing competitive pressures in the apparel industry, changes in the level of consumer spending or preferences in apparel, and/or other factors discussed in "Risk Factors" and elsewhere in this Form 10-K.

COMPANY OVERVIEW

    We design, develop and produce a distinctive line of contemporary women's apparel and accessories. We market our products under the bebe, bebe moda and bbsp brand names through our 124 specialty retail stores located in 27 states, the District of Columbia, Canada, the United Kingdom and our on-line store at www.bebe.com. While we attract a broad audience, our target customers are 18- to 35-year-old women who seek current fashion trends interpreted to suit their lifestyle needs. The "bebe look," with an unmistakable hint of sensuality, appeals to a hip, sophisticated, body-conscious woman who takes pride in her appearance. The bebe customer is a discriminating consumer who demands value in the form of quality at a competitive price. Our broad product offering includes suits, tops, pants, skirts, dresses, logo and other activewear, outerwear, and handbags and other accessories. We design and develop most of our merchandise in-house. The merchandise is then manufactured to our specifications. The balance is developed primarily in conjunction with third-party apparel manufacturers or, in some cases, selected directly from these manufacturers' lines.

    Founded by Manny Mashouf, our current Chairman, President and Chief Executive Officer, we opened our first store in San Francisco, California in 1976. In the last four years, we significantly strengthened our employee base and have implemented several strategic initiatives that have contributed to our strong performance. These strategic initiatives address various aspects of our operations, in particular the merchandising, planning, manufacturing and distribution functions. Our merchandising initiatives focus primarily on expanding our product line to include a broader selection of tops, pants, dresses, accessories and logo items. While the traditional bebe product offering spoke to the "nine to five" needs of a young professional woman, the expanded product line provides head-to-toe lifestyle dressing at a competitive price that easily adapts from day into evening. Also, the logo portion of the product line, which highlights the bebe logo on a variety of active and casual styles, enhances brand awareness while providing younger, "aspirational" customers an entry to the bebe product line at lower price points. The strategic initiatives that relate to the planning, manufacturing and distribution functions focus primarily on implementing more sophisticated procedures. Also, these initiatives involve a more disciplined approach to our business operations.

    We reinforce our brand with a distinctive lifestyle image advertising campaign, using prominent fashion photographers. We believe that our emphasis on non-product specific lifestyle advertising promotes brand awareness and attracts customers who are intrigued by the playfully sensual and evocative imagery. We communicate the images to consumers through a variety of advertising vehicles including fashion magazines, bus shelters, in-store displays and customer mailings. We further enhance the bebe brand image by designing our on-line and retail stores to create an upscale, inviting boutique environment.

OPERATING STRATEGY

    While the market for women's apparel is extremely large, we believe that our distinctive, contemporary point of view that offers quality merchandise to a specialized market segment, presents us with opportunities for future growth. Our objective is to become a global brand, offering quality merchandise that enhances the spirit and playful sensuality of the contemporary woman. The principal elements of our operating strategy to achieve this objective are as follows:

    1. PROVIDE DISTINCTIVE FASHION THROUGHOUT A BROAD PRODUCT LINE. Fashion from throughout the world inspires our designers and merchandisers. They interpret contemporary ideas for silhouettes, fabrications and colors into products and styles to meet the everyday lifestyle needs of the bebe customer. While many of our styles and products are represented season after season with variations in color, fabric or trim, our designers and merchandisers are committed to bringing newness into the merchandise mix in response to emerging trends. We carefully plan our product lines to represent a broad selection of sleek, fashionable goods, emphasizing career wear, evening wear and weekend wear, with a continued focus on day-into-evening styles. Our product line is further supported by a broad selection of accessories that help our customers create a distinctive ensemble, while logo-embellished items provide an entry point for younger, aspirational customers.

    2. VERTICALLY INTEGRATE DESIGN, PRODUCTION, MERCHANDISING AND RETAIL FUNCTIONS. We believe that our vertical integration of processes from design to market coupled with our financial discipline enable us to produce distinctive quality merchandise of exceptional value. We maintain flexibility in our sourcing by subcontracting production of our own designs, developing exclusive products in conjunction with third-party apparel manufacturers, or selecting exclusive merchandise directly from manufacturers' lines. This approach also enables us to respond quickly to changing fashion trends, while reducing our risk of excess inventory.

    3. MANAGE MERCHANDISE MIX. We believe that a disciplined approach to merchandising and a proactive inventory management program is critical to our success. By actively monitoring sell-through rates and managing the mix of categories and products in our stores, we believe that we are able to respond to emerging trends in a timely manner, minimize our dependence on any particular category, style or fabrication, and preserve a balanced, coordinated presentation of merchandise within each store.

    4. CONTROL DISTRIBUTION OF MERCHANDISE. We believe that distributing our core apparel line through bebe stores, our on-line web-site and licensee stores greatly enhances our brand image. This controlled distribution strategy enables us to display the full assortment of our products, control the pricing, visual presentation and flow of goods, test new products and reinforce the brand's identity in the eyes of our customers.

    5. ENHANCE BRAND IMAGE. Through an edgy, high-impact, visual advertising campaign using print, outdoor, in-store and direct mail communication vehicles, we attract customers who are intrigued by the playfully sensual and evocative imagery of the bebe lifestyle. We also offer a line of merchandise branded with the distinctive bebe logo to increase brand awareness. Within our stores and through our on-line virtual store, we seek to create an upscale, inviting environment that further enhances the bebe brand and builds customer loyalty and demand for bebe merchandise. Furthermore, we train our sales associates to be responsive and knowledgeable and encourage them to reflect the bebe image.

GROWTH STRATEGY

    We plan to grow our operations in a controlled manner, primarily through the opening of new stores. We opened 24 stores in fiscal 2000, we currently plan to open approximately 25 to 30 stores in fiscal 2001, the majority of which will be in existing markets. We continually review our store base and have identified five under-performing stores that we are considering closing during fiscal 2001.

    We also plan to grow by introducing new product categories. These can either be internally developed or developed in conjunction with licensees. During fiscal 2000, we introduced a denim product line, and our footwear licensee expanded its product offering. We continually explore opportunities for licensing the bebe name. To date, we have entered into licensing agreements for footwear, eyewear, watches and swimwear. Under the terms of these agreements, the licensees will manufacture and distribute products branded with the bebe logo to be sold at bebe stores and selected retailers.

    To support the introduction of new product categories in recent years and to handle higher sales volumes, we have developed a store prototype larger than the average of 3,250 square feet for our existing stores. Our new store prototype is approximately 3,000 to 5,000 square feet. However, in selected markets, we may open larger flagship stores. As opportunities arise, we also may expand certain existing stores.

    We are currently testing a new concept store format for the bbsp product line and are monitoring the results of these bbsp stores before expanding with this concept. The bbsp product line is a combination of activewear and streetwear featuring cotton logo knits, fleece, casual woven bottoms and denim, down and accessories that are easy, sexy and modern. The average bbsp store is 1,500 square feet, which allows us to display the full bbsp assortment. We plan to open bbsp stores in high traffic malls and tourist locations. As of June 30, 2000, we operate two bbsp concept stores with a third opened in July 2000.

    Additionally, we are upgrading our on-line store to simplify and enhance our customers' on-line shopping experience and expect to continue to invest in such upgrades to further capitalize on the encouraging performance of our on-line store.

    In addition to our domestic expansion, we are expanding internationally primarily through licensing agreements. Our licensees currently operate stores in Greece, Israel, United Arab Emirates and Singapore. Under the terms of these agreements, licensees will open bebe stores that will be stocked with inventory purchased from us.

MERCHANDISING

    Our merchandising strategy is to provide current, timely fashions in a broad selection of categories to suit the lifestyle needs of our customers. We market all of our merchandise under the bebe, bebe moda and bbsp brand names. We design and develop most of our merchandise in-house and contract to have the merchandise manufactured to our specifications. In some cases, we select merchandise directly from third-party apparel manufacturers' lines. We do not have long-term contracts with any third party apparel manufacturers and purchase all of the merchandise from such manufacturers by purchase order. Such merchandise always carries our "bebe," "bebe moda" or "bbsp" labels and in most instances is supplied to us on an exclusive basis.

    PRODUCT CATEGORIES. After building a strong suiting business in the early 1990s, we diversified our product line in response to a decrease in demand for our suiting in fiscal 1996. We significantly increased the breadth of our product offerings by expanding categories such as knits, tops, related separates, leather, dresses, logo and accessories. While each category's contribution as a percentage of total net sales varies seasonally, each of the product classifications is represented throughout the year.

    We regularly evaluate new categories that may be appropriate for introduction. In fall 1999, we introduced a denim product line. We have also entered into licensing agreements pursuant to which licensees will manufacture and distribute footwear, eyewear, swimwear and watches branded with the bebe logo to be sold at bebe stores and selected retailers. We believe additional licensing opportunities exist for other product categories such as fragrance and handbags.

    PRODUCT DEVELOPMENT. We take a disciplined approach to the product development process. This allows our merchants to gain as much information as possible concerning current fashion trends before making fabric or product purchase commitments. We control the process with a detailed product development calendar, which highlights key color selection, fabric order, pattern development and production order deadlines. We establish the deadlines to ensure an adequate flow of inventory into the stores. While the product development calendar is established on a seasonal basis, we make commitments monthly based on current sales and fashion trends. This enhances our ability to react promptly to customer demand. Merchandising teams and designers work together to continuously develop new styles to be presented at monthly product review and selection meetings. These new styles incorporate variations on existing styles in an effort to capitalize further on the more popular silhouettes or, to a lesser extent, entirely new styles and fabrications that respond to emerging trends or customer preferences.

    In addition, a detailed merchandising plan supports the product development process. This merchandising plan includes sales, inventory and profitability targets for each product classification. The plan is reconciled with our store sales plan, a compilation of individual store sales projections. We update the merchandising plan on a semi-monthly basis to reflect current sales and inventory trends. The plan is then distributed throughout the merchandising department. We use the updated merchandising plan to adjust production orders as needed to meet inventory and sales targets. If we miscalculate consumer demand for our products, we may be faced with significant excess inventory and fabric for some products and missed opportunities for others. Weak sales and resulting markdowns could cause our profitability to be impaired.

MARKETING

    In recent years, we have initiated an extensive image advertising program, which addresses the lifestyles and aspirations of our target customers. Through an edgy, high-impact, visual advertising campaign, we attract customers who are intrigued by the playfully sensual and evocative imagery. We believe that our emphasis on non-product specific lifestyle advertising promotes brand awareness and supports numerous product line expansion opportunities. An outside advertising agency works with our internal Marketing Department to create a lifestyle advertising campaign. This campaign, which emphasizes a forward-looking view of fashion, is communicated to consumers through a variety of means including fashion magazines, bus shelters, in-store displays and customer mailings. In addition, our Public Relations Department communicates directly with fashion editors and supplies them with a continuous flow of product information. On occasion, we have co-sponsored promotional events with fashion magazines, such as ELLE, GLAMOUR, MARIE CLAIRE, VOGUE and VANITY FAIR.

STORES

    STORE LOCATIONS AND ENVIRONMENT. As of June 30, 2000, we operated 124 stores in 27 states, the District of Columbia, Canada and the United Kingdom. Our stores average approximately 3,250 square feet and are primarily located in regional shopping malls and freestanding street locations. Our stores are designed to create a clean, upscale boutique environment, featuring contemporary finished floors and recessed lighting. Glass exteriors allow passersby to see easily into the store. The open floor design allows customers to readily view the majority of the merchandise on display while store fixtures allow for the efficient display of garments and accessories.

    We provide the stores with specific merchandise display directions on a weekly or bi-weekly basis from the corporate office based on currently available merchandise receipts. Our in-store product presentation utilizes a variety of different fixtures to highlight the product line's breadth and versatility. Complete outfits are displayed throughout the store using garments from a variety of product categories. By emphasizing outfits in this manner, we allow the customer to see how different pieces can be combined to create multiple ensembles.

    EXPANSION OPPORTUNITIES. In fiscal 1998, we, together with a real estate consulting firm, developed a profile of current customers and applied the profile to the largest 150 metropolitan areas in the United States. We currently operate bebe stores in approximately 45 of these top geographic market areas and have identified additional geographic markets that we believe can support one or more bebe stores. Also, we believe that there is a significant opportunity to expand the number of stores in many markets within which bebe stores are currently located. We, together with our real estate consultant, also have identified specific mall and street locations within many markets to be considered for new bebe store locations. In selecting a specific site, we look for high traffic locations primarily in regional shopping centers and in free-standing street locations. We evaluate proposed sites based on the traffic pattern, co-tenancies, average sales per square foot achieved by neighboring stores, lease economics and other factors considered important within the specific location.

    We opened 24 new stores in fiscal 2000 and plan to open approximately 25 to 30 stores in fiscal 2001, the majority of which will be in existing markets. Our new store prototype is approximately 3,000 to 5,000 square feet, although in selected markets we may open larger stores that will be designed to enhance further the bebe image.

    During fiscal 2000, the average new store size was approximately 3,850 square feet. New store construction costs (before tenant allowances) averaged $397,000. The average gross inventory investment was $114,000 while pre-opening costs, which are expensed as incurred, were approximately $29,000 per store. Our stores typically have achieved profitability at the store operating level within the first full quarter of operation; however, we cannot assure that our stores will do so in the future. Actual store growth and future store profitability and rates of return will depend on a number of factors that include, but are not limited to, individual store economics and suitability of available sites. Because of their higher cost structure, larger stores are not expected to achieve operating margins comparable to our other stores.

    In addition to opening new stores, we expanded or relocated five existing stores to larger spaces during fiscal 2000. We believe that as awareness of bebe's brand name increases, our product offering expands and our stores mature, additional expansions may be appropriate.

    Our ability to expand will depend on a number of factors, including the availability of desirable locations, the negotiation of acceptable leases and our ability to manage expansion and to source adequate inventory. We cannot assure you that we will be able to achieve our planned expansion on a timely and profitable basis. Furthermore, we cannot assure you that store openings in existing markets will not result in reduced net sales volumes and profitability of existing stores in those markets.

    OUTLET STORES. As of June 30, 2000, ten of our 124 stores were located in outlet malls throughout the United States. In order to promote a better merchandise presentation within the full price specialty stores, the products offered in outlet stores are primarily slow moving inventory. Additionally, we round out the inventory of our outlet stores with casual logo styles sold at full price and, to a lesser extent, garments specifically produced for the outlet stores.

    The average outlet store size was approximately 2,900 square feet. New store construction costs (before tenant allowances) averaged approximately $275,000, and the average inventory investment was approximately $142,000. Of the 24 stores opened in fiscal 2000, two were outlet stores. Of the 25 to 30 stores planned to be opened in fiscal 2001, 3 to 5 are expected to be outlet stores.

    BBSP CONCEPT STORES. We are currently testing a new concept store format for the bbsp product line and are monitoring the results of these bbsp stores before expanding with this concept. The bbsp product line is a combination of activewear and streetwear featuring cotton logo knits, fleece, casual woven bottoms and denim, down and accessories that are easy, sexy and modern. The average bbsp store is 1,500 square feet, which allows us to display the full bbsp assortment. We plan to open bbsp stores in high traffic malls and tourist locations. As of June 30, 2000, we operate two bbsp concept stores with a third opened in July 2000.

    STORE CLOSURES. We monitor the financial performance of our stores and, from time to time, have closed in the past and will close in the future, stores that we do not consider to be viable. Many of the store leases contain early termination options that allow us to close the stores in certain specified years of the leases if certain minimum sales levels are not achieved. We closed one store during fiscal 2000. We have reviewed our existing store base and have identified three to five under-performing stores that we plan to close prior to the end of fiscal 2001. Two of these underperforming stores are our two stores in the United Kingdom. We are currently reviewing alternatives to maintain our presence in such market, such as a licensing or joint venture arrangement.

STORE OPERATIONS

    Store operations are organized into four regions and twenty districts. Each region is managed by a regional manager, and each district is managed by a district manager. Each regional manager is typically responsible for four to six districts, and each district manager is typically responsible for four to eight stores. Each store is typically staffed with two to four managers in addition to sales associates and store support employees.

    We seek to instill enthusiasm and dedication in our store management personnel and sales associates through incentive programs and regular communication with the stores. Sales associates receive commissions on sales with a guaranteed minimum hourly compensation. Store managers receive base compensation plus incentive compensation based on sales and inventory control. Regional and district managers receive base compensation plus incentive compensation based on meeting profitability benchmarks.

    We have well-established store operating policies and procedures and use an in-store training regimen for all new store employees. The Visual Merchandising staff provides the stores with merchandise presentation instructions, which include photographs of fixture presentations on a regular basis. In addition, we provide product descriptions to sales associates to enable them to gain familiarity with our product offerings. We offer our sales associates a discount on bebe merchandise to encourage them to wear our apparel and reflect the bebe image while on the selling floor.

    We also maintain a Loss Prevention Department that develops and implements programs for controlling losses. These programs include installing electronic surveillance systems in all stores, monitoring returns, voids, employee sales and deposits, and educating store personnel on loss prevention.

SOURCING, QUALITY CONTROL AND DISTRIBUTION

    All of our merchandise is marketed under the bebe, bebe moda and bbsp brand names. Much of this merchandise is designed and developed in-house and manufactured to our specifications. The balance is developed primarily in conjunction with third-party apparel manufacturers. In some cases, we select merchandise directly from these manufacturers' lines. When we contract for merchandise production, we use facilities in the United States and foreign manufacturers. These facilities produce garments based on designs, patterns and detailed specifications produced by us.

    We use computer aided design systems to develop patterns and production markers as part of our product development process. We fit test sample garments before production to make sure patterns are accurate. We maintain a formalized quality control program. This program includes inspection of fabrics upon receipt at our distribution center. Additionally, a percentage of merchandise receipts are inspected and fit tested a second time prior to being shipped to our stores. Garments that do not pass inspection are returned to the manufacturer for rework or accepted at reduced prices for sale in our outlet stores.

    All of the merchandise for our domestic stores is received, inspected, processed, warehoused and distributed through our distribution center that is adjacent to our corporate offices. Details about each receipt are supplied to merchandise planners who determine how the product should be distributed among the stores based on current inventory levels, sales trends and specific product characteristics. Advance shipping notices are electronically communicated to the stores and any goods not shipped are stored for replenishment purposes. Merchandise typically is shipped to the stores on a weekly basis using common carriers; however, during peak selling periods, or for high volume stores, shipments may be made two or even three times a week.

    We do not have any long-term contracts with any manufacturer or supplier and place all of our orders by purchase order. If we fail to obtain sufficient quantities of manufacturing capacity or raw materials, it would have a harmful effect on our business, financial condition and results of operations. We have received in the past, and may receive in the future, shipments of products from manufacturers that fail to conform to our quality control standards. In such event, unless we are able to obtain replacement products in a timely manner, we may lose sales which could harm our operating results.

COMPETITION

    The retail and apparel industries are highly competitive and are characterized by low barriers to entry. We expect competition in our markets to increase. The primary competitive factors in our markets are:

1.  brand name recognition;
2.  product styling;
3.  product quality;
4.  product presentation;
5.  product pricing;
6.  store ambiance;
7.  customer service; and
8.  convenience.

    We compete with traditional department stores, specialty store retailers, business to consumer websites, off-price retailers and direct marketers for, among other things, raw materials, market share, retail space, finished goods, sourcing and personnel. Because many of these competitors are larger and have substantially greater financial, distribution and marketing resources than we do, we may lack the resources to adequately compete with them. If we fail to compete in any way, it may have a harmful effect on our business, financial condition and results of operations.

LICENSING, INTELLECTUAL PROPERTY AND PROPRIETARY RIGHTS

    LICENSING. We strive to provide our customers with high quality products and to maintain a consistent image in all of our advertising and marketing programs. We regularly evaluate opportunities to expand our product offering. Accordingly, we may from time to time selectively enter into licensing or joint venture agreements with third parties. In entering into such licensing and joint venture agreements, we seek to preserve the integrity of our brand by closely monitoring the design and quality of the products sold by licensees or joint venture partners and by controlling the manner in which our products are advertised, marketed and distributed. In addition to distributing such new products through bebe stores, we may elect to distribute these licensed products with the bebe logo through other channels. We have entered into license agreements where licensees manufacture and distribute footwear, eyewear, watches and swimwear branded with the bebe logo to be sold at bebe stores and other retailers.

    We have also signed licensing agreements to license the bebe brand name internationally to licensees who will open bebe stores. We have signed licensing agreements with companies who currently operate bebe retail stores in Greece, Israel, United Arab Emirates and Singapore. Under these agreements, we provide the use of our name, store design and advertising images, and the licensees purchase inventory from us.

    TRADEMARKS AND SERVICE MARKS. We believe that our trademarks and other proprietary rights are important to our success. We have registered "bebe" and "bebe moda" in the United States and certain foreign jurisdictions and have applied for "bbsp" in the United States and certain foreign jurisdictions. Even though we take actions to establish and protect our trademarks and other proprietary rights, we cannot assure that others will not imitate our products or infringe on our intellectual property rights. In addition, we cannot assure that others will not resist or seek to block the sale of our products as infringements of their trademark and proprietary rights. In certain jurisdictions, other entities may have rights to names that contain the word "bebe," which could limit our ability to expand in such jurisdictions.

    We are seeking to register our trademarks in targeted international markets that we believe represent large potential markets for our products. In some of these markets, local companies currently have registered competing marks, and/or regulatory obstacles exist that may prevent us from obtaining a trademark for the bebe name or related names. In such countries, we may be unable to use the bebe name unless we purchase the right or obtain a license to use the bebe name. We may not be able to register trademarks in these international markets, purchase the right or obtain a license to use the bebe name on commercially reasonable terms. If we fail to obtain trademark, ownership or license rights, it would limit our ability to expand into certain international markets or enter such markets with the bebe name, and to capitalize on the value of our brand.

    Furthermore in some jurisdictions, despite successful registration of our trademarks, third parties may allege infringement and bring actions against us.

INFORMATION SERVICES AND TECHNOLOGY

    We are committed to utilizing technology to enhance our competitive position. Our information systems provide integration of the store, merchandising, distribution and financial systems. The core business systems, which consist of both purchased and internally developed software, are accessed over a Company-wide network providing corporate employees with access to all key business applications. Daily sales and cash deposit information are electronically collected from the stores' point-of-sale terminals nightly. During this process, we also obtain information concerning inventory receipts and transfers and send to the stores pricing, markdown and shipment notification data. In addition, we collect customer names and addresses to update our customer database. The merchandising staff evaluates the sales and inventory information collected from the stores to make key merchandise planning decisions, including replenishment and markdowns. These decisions enhance our ability to optimize sales while limiting markdowns and minimizing inventory risk by properly marking down slow selling styles, reordering existing styles and effectively distributing new inventory receipts to the stores.

    In the past, our investments in information systems have focused on our core store, merchandise and financial accounting systems. Currently, our focus is on upgrading our capabilities and systems associated with our production, merchandise allocation and distribution functions, which have not kept pace with our growth. We made significant investments to improve existing management information systems and implemented new systems during fiscal 2000 and plan to make significant additional investments in fiscal 2001. We cannot assure you that we will be successful with the implementation of these new systems or plans. Failure to implement and integrate such systems or plans could have a harmful effect on our business, financial condition and results of operations.

EMPLOYEES

    As of June 30, 2000, we had approximately 1,900 employees, of whom approximately 340 were employed in general and administrative functions at the corporate offices and distribution center. The remaining 1,560 employees were employed in store operations. Approximately 810 were full-time employees and 1,090 were employed on a part-time basis. None of our employees are represented by a labor union, and we believe our relationship with our employees is good.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

MANAGEMENT

EXECUTIVE OFFICERS, DIRECTORS AND KEY PERSONNEL

    The following table sets forth certain information with respect to the executive officers, directors and other officers and key personnel of the Company as of June 30, 2000:

NAME                                          AGE                       POSITION
----                                        --------                    --------
Manny Mashouf(1)..........................     62      Chairman, President and Chief Executive
                                                         Officer
Barbara Bass(2)...........................     49      Director
Corrado Federico(2).......................     59      Director
Neda Mashouf..............................     37      Director and Merchandising Advisor
Philip Schlein(2).........................     66      Director
George Arvan(1)...........................     53      Vice President of Sourcing and Production
Karen Ioli................................     40      Vice President of Licensing
Blair Lambert(1)..........................     42      Chief Financial Officer
Tim Millen................................     40      Vice President of Information Services and
                                                         Technology
Ferrell Ostrow............................     41      Vice President of Loss Prevention
Christina Perozzi.........................     31      Vice President of Finance
Lilliemae Stephens(1).....................     29      Vice President, General Counsel and
                                                         Corporate Secretary

------------------------

(1) Executive Officer.

(2) Member, Audit Committee and Compensation Committee.

    MANNY MASHOUF founded the Company and has served as Chairman, Chief Executive Officer and President of the Company since the Company's incorporation in 1976. Mr. Mashouf is the husband of Neda Mashouf, a Director of the Company.

    BARBARA BASS has served as a Director of the Company since February 1997. Since 1993, Ms. Bass has served as the President of the Gerson Bakar Foundation. From 1989 to 1992, Ms. Bass served as President and Chief Executive Officer of the Emporium Weinstock Division of Carter Hawley Hale Stores, Inc., a department store chain. Ms. Bass also serves on the Board of Directors of Starbucks Corporation, DFS Group Limited and The Bombay
Company, Inc.

    CORRADO FEDERICO has served as a Director of the Company since
November 1996. Mr. Federico is President of Solaris Properties and has served as the President of Corado, Inc., a land development firm, since 1991. From 1986 to 1991, Mr. Federico held the position of President and Chief Executive Officer of Esprit de Corp, Inc., a wholesaler and retailer of junior and children's apparel, footwear and accessories ("Esprit"). Mr. Federico also serves on the Board of Directors of Hot Topic, Inc.

    NEDA MASHOUF has served as a Director of the Company since September 1984 and has been employed by the Company since 1984, most recently as Merchandising Advisor. Ms. Mashouf is the wife of Manny Mashouf, the Chairman, President and Chief Executive Officer of the Company.

    PHILIP SCHLEIN has served as a Director of the Company since December 1996. Since April 1985, Mr. Schlein has been a general partner of U.S. Venture Partners, a venture capital firm specializing in retail and consumer products companies. From January 1974 to January 1985, Mr. Schlein served as President and Chief Executive Officer of Macy's California, a division of R. H. Macy & Co, Inc., a department store chain. Mr. Schlein also serves on the Board of Directors of Ross Stores, Inc., NBC Internet, Inc., QRS Corporation and Burnham Pacific Properties, Inc.

    GEORGE ARVAN has served as the Vice President of Sourcing and Production of the Company since September 1997. Prior to his employment with bebe, Mr. Arvan founded New Planet Sourcing, an apparel sourcing company, and served as its President from September 1996 to September 1997. During the period from 1991 to 1996, Mr. Arvan was the Chief Operating Officer of Berkeley Shirt Company, a men's wholesale apparel company.

    KAREN IOLI has served as Vice President of Licensing of the Company since January 1998. From January 1996 to January 1998, Ms. Ioli served as Vice President of Licensing for Mossimo, Inc., an apparel wholesale company. From July 1992 to September 1995, Ms. Ioli was employed by Guess?, Inc., an apparel retail and wholesale company, as Vice President of Licensing.

    BLAIR LAMBERT has served as Chief Financial Officer of the Company since June 1996. From 1988 to 1996, Mr. Lambert was employed by Esprit, most recently as Corporate Vice President of Finance. Mr. Lambert is a Certified Public Accountant.

    TIM MILLEN has served as Vice President of Information Services and Technology of the Company since November 1997. From July 1996 to November 1997, Mr. Millen served as Vice President of Information Systems for AZ3 Inc. (d.b.a.
BCBG), a women's apparel retail and wholesale company. From August, 1994 to July 1996, Mr. Millen served as Vice President of Management Information Systems for Francine Browner Inc., an apparel wholesale company. From 1991 to 1994, Mr. Millen was an independent information technology consultant, focusing on the retail and wholesale apparel market.

    FERRELL OSTROW has served as Vice President of Loss Prevention for the Company since March 1999. From February 1998 to February 1999, Mr. Ostrow served as the Director of Loss Prevention for The Wet Seal Inc. From February 1988 to February 1998, Mr. Ostrow served as Director of Loss Prevention with Pacific Sunwear of California Inc.

    CHRISTINA PEROZZI has been employed by the Company since April 1995, most recently as Vice President of Finance. From October 1993 to April 1995,
Ms. Perozzi served as Revenue Manager at Gap Inc.

    LILLIEMAE STEPHENS has served as General Counsel of the Company since January 1999. In June 2000, Ms. Stephens became the Company's Vice President of Legal and Business Affairs. In October 1999, Ms. Stephens became the Company's Corporate Secretary. From October 1996 to January 1999, Ms. Stephens served as an attorney at Gray Cary Ware & Freidenrich LLP.

ITEM 2. PROPERTIES

    As of June 30, 2000, our 124 stores, all of which are leased, encompassed approximately 404,500 total square feet. The typical store lease is for a 10-year term and requires us to pay a base rent and a percentage rent if certain minimum sales levels are achieved. Many of the leases provide a lease termination option after a number of specified years if certain minimum sales levels are not achieved. In addition, leases for locations typically require us to pay property taxes, utilities and repairs and maintenance. Also, leases for mall locations may include common area maintenance fees.

    Our corporate headquarters and distribution center are located in an approximately 70,000 square foot leased facility located at 380 Valley Drive, Brisbane, California, and a 35,000 square foot leased facility located at 400 Valley Drive, Brisbane, California. These leases expire in August 2001 and
April 2006, respectively. In addition, we lease approximately 20,000 square feet of warehouse space for fabric inspection, storage and distribution in South San Francisco, which expires in August 2001. We are evaluating our need for additional administrative offices and distribution center. We have entered into an amendment to the lease for the corporate facility located at 400 Valley Drive, Brisbane, California which would allow us to extend the term of the lease under certain conditions.

ITEM 3. LEGAL PROCEEDINGS

    From time to time, we may be involved in litigation relating to claims arising out of our operations. As of the date of this filing, we are not engaged in any legal proceedings that are expected, individually or in the aggregate, to have a harmful effect on our business, financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of our shareholders since June 30, 1999.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The common stock trades on the Nasdaq National Market under the symbol "BEBE". The following table sets forth the high and low sales of bebe common stock for the two years ended June 30, 2000 as reported by Nasdaq:

                                                                HIGH       LOW
                                                              --------   --------
FISCAL 1999
First Quarter...............................................   20.00      10.00
Second Quarter..............................................   38.00      12.75
Third Quarter...............................................   44.50      28.50
Fourth Quarter..............................................   50.00      21.00
FISCAL 2000
First Quarter...............................................   35.13      22.50
Second Quarter..............................................   35.13      18.13
Third Quarter...............................................   28.84      10.50
Fourth Quarter..............................................   13.31       6.88

    As of September 1, 2000 the number of holders of record of our common stock was approximately 60 and the number of beneficial holders of our common stock was estimated to be in excess of 6,400.

    We have never declared or paid any dividends on our common stock and do not intend to pay any dividends on our common stock in the foreseeable future. In addition, our current line of credit arrangements prohibit the payment of cash dividends on our capital stock.

ITEM 6. SELECTED FINANCIAL DATA

SELECTED FINANCIAL AND OPERATING DATA

    The following selected financial data of the Company is qualified by reference to, and should be read in conjunction with, the Financial Statements and Notes thereto and the other financial information appearing elsewhere in this filing. These historical results are not necessarily indicative of results to be expected in the future.

                                                           FISCAL YEAR ENDED JUNE 30,
                                              ----------------------------------------------------
                                                2000       1999       1998       1997       1996
Statements of Operations Data:                --------   --------   --------   --------   --------
                                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net sales...................................  $241,802   $201,341   $146,756   $95,086    $71,563
Cost of sales, including buying and
  occupancy.................................   119,850     95,440     71,713    53,969     44,701
                                              --------   --------   --------   -------    -------
Gross profit................................   121,952    105,901     75,043    41,117     26,862
Selling, general and administrative
  expenses..................................    76,294     61,069     46,359    32,649     26,353
                                              --------   --------   --------   -------    -------
Income from operations......................    45,658     44,832     28,684     8,468        509
Interest and other expenses (income), net...    (3,201)    (2,242)      (838)     (128)       392
                                              --------   --------   --------   -------    -------
Earnings before income taxes................    48,859     47,074     29,522     8,596        117
Provision (benefit) for income taxes........    19,454     19,065     12,103     3,218        (10)
                                              --------   --------   --------   -------    -------
Net earnings................................  $ 29,405   $ 28,009   $ 17,419   $ 5,378    $   127
                                              ========   ========   ========   =======    =======

Basic earnings per share....................  $   1.20   $   1.16   $   0.77   $  0.24    $  0.01
Diluted earnings per share..................  $   1.17   $   1.11   $   0.73   $  0.24    $  0.01
Basic weighted average shares outstanding...    24,481     24,055     22,688    22,640     22,640
Diluted weighted average shares
  outstanding...............................    25,226     25,327     23,862    22,651     22,640

Selected Operating Data:
Number of stores:
  Opened during period......................        24         17          7        10         18
  Closed during the period..................         1          2          4         0          1
  Open at end of period.....................       124        101         86        83         73
Net sales per average store(1)..............  $  2,164   $  2,181   $  1,719   $ 1,211    $ 1,065
Comparable store sales increase
  (decrease)(2).............................       0.4%      25.1%      41.3%     18.0%     (16.5)%

                                                                  AS OF JUNE 30,
                                               ----------------------------------------------------
                                                 2000       1999       1998       1997       1996
                                               --------   --------   --------   --------   --------
Balance Sheet Data:
Working capital..............................  $80,711    $ 62,144   $ 35,904   $ 8,275    $ 5,462
Total assets.................................  137,662     107,366     64,209    29,109     22,005
Long-term debt, including current portion....      173         260        187       320      3,680
Shareholders' equity.........................  111,800      80,094     45,263    15,295      9,914

------------------------

(1) Based on the sum of average monthly sales per open store for the period.

(2) Based on net sales; stores are considered comparable beginning on the first day of the first month following the first anniversary of their opening.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Financial Statements and Notes thereto included elsewhere in this Form 10-K. The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements, which involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under "Risks That May Affect Results" in this section. Our fiscal year ends on June 30 of each calendar year.

RESULTS OF OPERATIONS

    The following table sets forth certain financial data as a percentage of net sales for the periods indicated:

                                                                FISCAL YEAR ENDED JUNE 30,
                                                              ------------------------------
                                                                2000       1999       1998
                                                              --------   --------   --------
STATEMENTS OF OPERATIONS DATA:
  Net sales.................................................    100.0%     100.0%     100.0%
  Cost of sales, including buying and occupancy(1)..........     49.6       47.4       48.9
                                                               ------     ------     ------
  Gross profit..............................................     50.4       52.6       51.1
  Selling, general and administrative expenses(2)...........     31.6       30.3       31.6
                                                               ------     ------     ------
  Income from operations....................................     18.8       22.3       19.5
  Interest and other expenses (income), net.................     (1.3)      (1.1)      (0.6)
                                                               ------     ------     ------
  Earnings before income taxes..............................     20.1       23.4       20.1
  Provision for income taxes................................      8.1        9.5        8.2
                                                               ------     ------     ------
  Net earnings..............................................     12.0%      13.9%      11.9%
                                                               ======     ======     ======

------------------------

(1) Cost of sales includes the cost of merchandise, store occupancy costs and buying costs.

(2) Selling, general and administrative expenses primarily consist of non-occupancy store costs, corporate overhead and advertising costs.

YEARS ENDED JUNE 30, 2000 AND 1999

    NET SALES. Net sales increased to $241.8 million during the year ended June 30, 2000 from $201.3 million in fiscal 1999, an increase of $40.5 million, or 20.1%. Of this increase, $1.0 million was attributable to the 0.4% increase in comparable store sales, and $39.5 million was attributable to new, remodeled or expanded stores not included in the comparable store sales base. Comparable store sales for the first half of fiscal 2000 increased 11.0%. Comparable store sales for the second half of fiscal 2000 decreased 10.1%. The decrease in comparable store sales in the second half of fiscal 2000 was attributable to missed opportunities in key product categories, our failure to provide a balanced product assortment that addressed our customer needs and increased competition. We expect to continue to experience decreases in comparable store sales volumes in the current quarter as compared to the same period last year. We also expect that comparable store growth, if any, in the future periods will be lower than rates achieved in fiscal 1998 and 1999 and the first half of fiscal 2000.

    GROSS PROFIT. Gross profit, which includes the cost of merchandise, buying and occupancy, increased to $122.0 million for the year ended June 30, 2000 from $105.9 million in fiscal 1999, an increase of $16.1 million, or 15.2%. As a percentage of net sales, gross profit decreased to 50.4% for the year from

52.6% during fiscal 1999. The decrease in gross profit as a percentage of net sales resulted from negative occupancy expense leverage and reduced merchandise margins. Negative occupancy expense leverage was attributed to the lower sales productivity. Reduced merchandise margins was attributable to our failure to provide a balanced product assortment that addressed our customer's needs.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses, which primarily consist of non-occupancy store costs, corporate overhead and advertising costs, increased to $76.3 million during the year ended June 30, 2000 from $61.1 million in fiscal 1999, an increase of $15.2 million, or 24.9%. As a percentage of net sales, these expenses increased to 31.6% during the year ended June 30, 2000 from 30.3% in fiscal 1999. This increase as a percentage of net sales was largely the result of increased depreciation expense and higher compensation.

    We recorded deferred compensation of $2.8 million in connection with option grants in June 1997, of which $673,000 was charged to expense for the year ended June 30, 2000. The remaining deferred compensation expense will be amortized over the vesting period of the options. See Note 8 of Notes to Financial Statements.

    INTEREST AND OTHER EXPENSE (INCOME), NET. We generated $3.2 million of interest and other income (net of other expenses) during the year ended
June 30, 2000 as compared to $2.2 million in fiscal 1999 due to increases in average cash balances arising from operating results.

    PROVISION FOR INCOME TAXES.  The effective tax rate for the year ended
June 30, 2000 was 39.8% as compared to 40.5% in fiscal 1999. The lower effective tax rate for fiscal 2000 was primarily attributable to interest on tax advantaged investments. See Note 5 of Notes to Financial Statements.

YEARS ENDED JUNE 30, 1999 AND 1998

    NET SALES. Net sales increased to $201.3 million during the year ended June 30, 1999 from $146.8 million in fiscal 1998, an increase of $54.5 million, or 37.1%. Of this increase, $33.4 million was attributable to the 25% increase in comparable store sales, and $21.1 million was attributable to stores not included in the comparable store sales base. The increase in comparable store sales was attributable to a broader product line offering, strong consumer acceptance of the product line and improvements in the operational aspects of our business.

    GROSS PROFIT. Gross profit, which includes the cost of merchandise, buying and occupancy, increased to $105.9 million for the year ended June 30, 1999 from $75.0 million in fiscal 1998, an increase of $30.9 million, or 41.2%. As a percentage of net sales, gross profit increased to 52.6% for the year from 51.1% during fiscal 1998. The increase in gross profit as a percentage of net sales resulted from reduced occupancy costs as a percentage of net sales resulting from higher average store sales and, to a lesser extent, higher merchandise margins.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses, which primarily consist of non-occupancy store costs, corporate overhead and advertising costs, increased to $61.1 million during the year ended June 30, 1999 from $46.4 million in fiscal 1998, an increase of $14.7 million, or 31.7%. As a percentage of net sales, these expenses decreased to 30.3% during the year ended June 30, 1999 from 31.6% in fiscal 1998. This reduction as a percentage of net sales was largely due to favorable compensation expense leverage offset by increases in professional fees related to international trademark protection, registration and acquisition.

    We recorded deferred compensation of $2.8 million in connection with option grants in June 1997, of which $538,000 was charged to expense for the year ended June 30, 1999. The remaining deferred compensation expense will be amortized over the vesting period of the options. See Note 8 of Notes to Financial Statements.

    INTEREST AND OTHER EXPENSE (INCOME), NET. We generated $2.2 million of interest and other income (net of other expenses) during the year ended
June 30, 1999 as compared to $838,000 in fiscal 1998 due to increases in average cash balances arising from operating results and proceeds of the Company's initial public offering of shares in June, 1998.

    PROVISION FOR INCOME TAXES.  The effective tax rate for the year ended
June 30, 1999 was 40.5% as compared to 41.0% in fiscal 1998. The lower effective tax rate for fiscal 1999 was primarily attributable to interest on tax advantaged investments. See Note 5 of Notes to Financial Statements.

SEASONALITY OF BUSINESS AND QUARTERLY RESULTS

    Our business varies with general seasonal trends that are characteristic of the retail and apparel industries. As a result, our typical store generates a disproportionate amount of our annual net sales in the first half of our fiscal year (which includes the fall and holiday selling seasons) compared to the second half of our fiscal year. If for any reason our sales were below seasonal norms during the first half of our fiscal year, our annual operating results would be negatively impacted. Because of the seasonality of our business, results for any quarter are not necessarily indicative of results that may be achieved for a full fiscal year.

    The following table sets forth certain unaudited statements of operations data for each of the four quarters ended June 30, 2000, as well as such data expressed as a percentage of our total net sales for the periods indicated. This data has been derived from unaudited financial statements that, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for fair presentation of such information when read in conjunction with our Financial Statements and Notes thereto appearing elsewhere in this annual report on Form 10-K.

                                                   JUNE 30,   MARCH 31,   DECEMBER 31,   SEPTEMBER 30,
                                                     2000       2000          1999           1999
                                                   --------   ---------   ------------   -------------
STATEMENTS OF OPERATIONS DATA
  (IN THOUSANDS):
  Net sales......................................  $54,132     $52,895       $78,138        $56,637
  Gross profit...................................   25,144      25,896        41,194         29,718
  Selling, general and administrative expenses...   18,988      18,211        21,241         17,854
  Income from operations.........................    6,155       7,685        19,953         11,864
  Earnings before income taxes...................    7,050       8,587        20,758         12,463
  Net earnings...................................    3,990       5,421        12,504          7,490
Basic earnings per share.........................  $  0.16     $  0.22       $  0.51        $  0.31
Diluted earnings per share.......................  $  0.16     $  0.22       $  0.49        $  0.30

AS A PERCENTAGE OF NET SALES:
  Net sales......................................    100.0%      100.0%        100.0%         100.0%
  Gross profit...................................     46.4%       49.0%         52.7%          52.5%
  Selling, general and administrative expenses...     35.1%       34.5%         27.2%          31.5%
  Income from operations.........................     11.3%       14.5%         25.5%          21.0%
  Earnings before income taxes...................     13.0%       16.2%         26.5%          22.1%
  Net earnings...................................      7.4%       10.2%         16.0%          13.2%

LIQUIDITY AND CAPITAL RESOURCES

    Our working capital requirements vary widely throughout the year and generally peak in the first and second fiscal quarters. At June 30, 2000, we had approximately $72.5 million of cash and cash equivalents on hand. In addition, we had a revolving line of credit, under which we could borrow or issue letters of credit up to a combined total of $7.0 million. As of June 30, 2000, there were no borrowings under the line of credit and letters of credit outstanding totaled $2.8 million.

    Net cash provided by operating activities in fiscal 2000, 1999 and 1998 was $30.2 million, $33.3 million and $19.3 million, respectively. The decrease in cash provided by operating activities in fiscal 2000 compared to fiscal 1999 was primarily the result of increases in income from operations offset by decreases in tax benefits arising from option exercises and changes in working capital. The increase in cash provided by operating activities in fiscal 1999 compared to fiscal 1998 was primarily the result of increases in income from operations, tax benefits arising from option exercises and changes in working capital.

    Net cash used by investing activities was $18.0 million, $12.0 million and $3.6 million in fiscal 2000, 1999 and 1998, respectively. The primary use of these funds was for the opening of new stores, investments in management information systems and the expansion of our corporate offices. We opened 24 new stores in fiscal 2000 and expect to open approximately 25 to 30 stores in fiscal 2001.

    During fiscal 2000, new store construction costs (before tenant allowances) averaged $387,000. The average gross inventory investment was $117,000 while pre-opening costs, which are expensed as incurred, was less than $28,000 per store. The average total cost to build new stores will vary in the future, depending on various factors, including local construction costs, changes in store format and design and tenant improvement allowances.

    Net cash provided by financing activities was $1.1 million, $1.4 million and
$11.8 million in fiscal 2000, fiscal 1999 and fiscal 1998, respectively.   In
fiscal 2000 and fiscal 1999, net cash provided by financing activities primarily was derived from proceeds from the issuance of common stock arising from stock option exercises. In fiscal 1998, net cash provided by financing activities related primarily to proceeds from the sale of 1.25 million shares in our initial public offering of stock.

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

INFLATION

    We do not believe that inflation has had a material effect on the results of operations in the recent past. However, we cannot assure that our business will not be affected by inflation in the future.

RISKS THAT MAY AFFECT RESULTS

    Factors that might cause our actual results to differ materially from the forward looking statements discussed elsewhere in this report, as well as affect our ability to achieve our financial and other goals, include, but are not limited to, the following:

RISKS RELATING TO OUR BUSINESS:

    1. IF WE MISCALCULATE THE DEMAND FOR OUR PRODUCTS, OUR SALES AND PROFITABILITY MAY BE NEGATIVELY IMPACTED. Our success depends on our ability to balance our inventory of merchandise with the demand for such merchandise. If we miscalculate the demand for our products, we may be faced with significant excess inventory. This would result in excess fabric for some products and missed opportunities for others. This may result in weak sales and markdowns and/or write-offs, which could impair our profitability.

    2. IF WE ARE NOT ABLE TO EFFECTIVELY MANAGE OUR GROWTH, OUR PROFITABILITY MAY BE NEGATIVELY IMPACTED. Our continued growth depends, to a significant degree, on our ability to identify sites and open and operate new stores on a profitable basis. We expect to open approximately 25 to 30 stores in fiscal 2001. Our plan to expand successfully depends on the following factors:

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

    In selected markets, we may open flagship stores that will be larger and more expensive to operate than existing stores. If these flagship stores do not generate sufficient revenues to cover their higher costs, our financial results could be negatively affected.

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

    3. WE HAVE IN THE PAST AND MAY IN THE FUTURE EXPERIENCE A DECLINE IN OUR COMPARABLE STORE SALES PERFORMANCE, WHICH COULD AFFECT OUR PROFITABILITY. In the second half of fiscal 2000, we experienced a decrease in comparable store sales volumes. We expect to continue to experience decreases in comparable store sales volumes in the current quarter as compared to the same period last year. We also expect that comparable store growth, if any, in the future periods will be lower than rates achieved in fiscal 1998 and 1999 and the first half of fiscal 2000. During those recent periods of relatively high comparable store sales growth, we experienced favorable merchandise margins primarily because (i) we were able to sell our merchandise with lower markdown rates due in part to increases in same store sales and (ii) large comparable store sales increases resulted in favorable occupancy expense leverage. As comparable store sales performance has moderated, the decline in merchandise margins has reduced gross margins. In addition, newer and expanded stores have become a larger percentage of the entire store base, which has increased occupancy costs as a percentage of sales. These factors may further reduce gross margins. In addition, our selling, general and administrative expenses have decreased as a percentage of net sales in recent periods due in part to the rapid growth in net sales. To the extent same store sales growth rates continue to moderate, it will be more difficult for us to generate favorable selling, general and administrative expense leverage.

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

    6. IF WE ARE NOT ABLE TO EFFECTIVELY UPGRADE AND ENHANCE OUR ON-LINE STORE, WE MAY LOSE ON-LINE SALES AND OUR IMAGE MAY BE HARMED. We intend to continue to make significant investments to improve the performance and content of our existing web site over the next two fiscal years. We cannot assure you that these enhancements will be successfully implemented. If we fail to implement and integrate such enhancements successfully, our results of operations may be harmed. Moreover, if we cannot develop an effective and engaging web site, potential future revenue that we would have otherwise gained through sales conducted over the internet and our image may be harmed.

    7. IF WE ARE UNABLE TO OBTAIN RAW MATERIALS OR FIND PRODUCTION FACILITIES, OUR FINANCIAL CONDITION MAY BE HARMED. We do not own any production facilities and therefore depend on a limited number of third parties to manufacture our products. Independent manufacturers make merchandise designed by the bebe in-house design team with raw materials purchased from independent mills and other suppliers. We place all of our orders for production of merchandise and raw materials by purchase order and do not have any long-term contracts with any manufacturer or supplier. We compete with many other companies for production facilities and raw materials. If we fail to obtain sufficient quantities of raw materials, it would have a harmful effect on our financial condition. For example, in fiscal 1996, we had difficulty obtaining needed quantities of raw materials on a timely basis because of competition with other apparel vendors for raw materials. This resulted in a loss of sales and a decrease in gross profit. Furthermore, we have received in the past, and may receive in the future, shipments of products from manufacturers that fail to conform to our quality control standards. In such event, unless we are able to obtain replacement products in a timely manner, we may lose sales. If we fail to maintain favorable relationships with these production facilities and to obtain an adequate supply of quality raw materials on commercially reasonable terms, it could harm our business and results of operations. Furthermore, we cannot assure that these production facilities will not supply similar raw materials to or manufacture similar products for our competitors.

    If an independent manufacturer violates labor or other laws, or if their labor practices diverge from those generally accepted as ethical in the United States, it could harm our business and brand image. While we maintain a policy to monitor the operations of our domestic independent manufacturers by having an independent firm inspect these manufacturing sites, and all domestic and foreign manufacturers are contractually required to comply with such labor practices, we cannot control the actions of such manufacturers, nor can we assure that these manufacturers will conduct their businesses using ethical labor practices.

    8. WE DEPEND ON THIRD PARTY APPAREL MANUFACTURERS, AND OUR SALES MAY BE NEGATIVELY AFFECTED IF THE MANUFACTURERS DO NOT PERFORM ACCEPTABLY. We develop a significant portion of our merchandise in conjunction with third party apparel manufacturers. In some cases, we select merchandise directly from these manufacturers' lines. We do not have long-term contracts with any third party apparel manufacturers and purchase all of the merchandise from such manufacturers by purchase order. Furthermore, we have received in the past, and may receive in the future, shipments of products from manufacturers that fail to conform to our quality control standards. In such event, unless we are able to obtain replacement products in a timely manner, we may lose sales. We cannot assure that third party manufacturers (1) will not supply similar products to our competitors,
(2) will not stop supplying products to us completely or (3) will supply products that satisfy our quality control standards.

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

    If any of these occur, it could harm our business, financial condition and operating results.

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

    In addition, our imported products are subject to United States customs duties, which make up a material portion of the cost of the merchandise. If customs duties are substantially increased, it would harm our business and results of operations. The United States and the countries in which our products are produced or sold may impose new quotas, duties, tariffs, or other restrictions, or adversely adjust prevailing quota, duty, or tariff levels, any of which could have a harmful effect on our business and results of operations.

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

    12. IF WE ARE NOT ABLE TO REGISTER OR PROTECT OUR TRADEMARKS, OUR ABILITY TO CAPITALIZE ON THE VALUE OF OUR BRAND NAME MAY BE IMPAIRED. We believe that our trademarks and other proprietary rights are important to our success. We have registered "bebe" and "bebe moda" and have applied for "bbsp" in the United States and certain foreign jurisdictions. Even though we take actions to establish and protect our trademarks and other proprietary rights, we cannot assure you that others will not imitate our products or infringe on our intellectual property rights. In addition, we cannot assure that others will not resist or seek to block the sale of our products as violative of their trademark and proprietary rights. In certain jurisdictions, other entities may have rights to names that contain the word "bebe," which could limit our ability to expand in such jurisdictions.

    We are seeking to register our trademarks in targeted international markets, which we believe represents large potential markets for our products. In some of these markets, local companies currently have registered competing marks, and/or regulatory obstacles exist that may prevent us from obtaining a trademark for the bebe name or related names. In such countries, we may be unable to use the bebe name unless we purchase the right or obtain a license to use the bebe name. We may not be able to register trademarks in these international markets, purchase the right or obtain a license to use the bebe name on commercially reasonable terms. If we fail to obtain trademark, ownership or license rights, it would limit our ability to expand into certain international markets or enter such markets with the bebe name, and to capitalize on the value of our brand.

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

    14. IF WE ARE NOT ABLE TO SUCCESSFULLY ENTER INTERNATIONAL MARKETS, OUR ABILITY TO EXPAND BEYOND THE UNITED STATES MAY BE IMPAIRED. We currently operate two stores in Canada and two stores in the United Kingdom. We are evaluating our opportunities to expand our geographic reach in additional markets. We have limited experience with doing business in foreign countries and our brand names do not have the same recognition in such markets as they do in the United States. Accordingly, we continually review the performance of these international stores and cannot assure that such expansion will be successful. Although we are currently reviewing alternatives to maintain our presence in such market, such as a licensing or joint venture arrangement, we plan to close the two stores in the United Kingdom prior to the end of fiscal 2001. We cannot assure you that we will be able to maintain our presence in such market or that any licensing or joint venture arrangement will be successful.

    15. IF WE ARE NOT ABLE TO SUCCESSFULLY DEVELOP PRODUCT LINES OR NEW STORE CONCEPTS, OUR ABILITY TO EXPAND OUR REVENUE BASE MAY BE IMPAIRED.From time to time, we may introduce new categories of products or new store concepts. For example, we are currently testing in certain markets a "bbsp concept store" in which our product offering is limited to a combination of activewear and streetwear branded with the "bebe" and "bbsp" logos. If this limited product offering is not successful or if the bbsp brand name does not achieve the same recognition as the bebe and bebe moda brand names, our ability to expand into additional markets with this concept store may be impaired.

RISKS RELATING TO OUR INDUSTRY:

    1. WE FACE SIGNIFICANT COMPETITION IN THE RETAIL AND APPAREL INDUSTRY, WHICH COULD HARM OUR SALES AND PROFITABILITY. The retail and apparel industries are highly competitive and are characterized by low barriers to entry. We expect competition in our markets to increase. The primary competitive factors in our markets are:

    - brand name recognition;

    - product styling;

    - product quality;

    - product presentation;

    - product pricing;

    - store ambiance;

    - customer service; and

    - convenience.

    We compete with traditional department stores, specialty store retailers, business to consumer websites, off-price retailers and direct marketers for, among other things, raw materials, market share, retail space, finished goods, sourcing and personnel. Because many of these competitors are larger and have substantially greater financial, distribution and marketing resources than we do, we may lack the resources to adequately compete with them. If we fail to compete in any way, it could harm our business, financial condition and results of operations.

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

RISKS RELATING TO OUR COMMON STOCK:

    1. OUR STOCK PRICE MAY FLUCTUATE BECAUSE OF THE SMALL NUMBER OF SHARES THAT CAN BE PUBLICLY TRADED AND THE LOW AVERAGE DAILY TRADING VOLUMES. The vast majority of our outstanding shares of our common stock are not registered and are subject to trading restrictions. As of June 30, 2000, only 3,687,754 shares of our common stock were available to be publicly traded, and as a result, our average daily trading volumes are relatively low, and our stock price is vulnerable to market swings due to large purchases, sales and short sales of our common stock.

    2. BECAUSE A PRINCIPAL SHAREHOLDER CONTROLS THE COMPANY, OTHER SHAREHOLDERS MAY NOT BE ABLE TO INFLUENCE THE DIRECTION THE COMPANY TAKES. As of June 30, 2000, Manny Mashouf, the Chairman, President and Chief Executive Officer, beneficially owned approximately 84.3% the outstanding shares of our common stock. As a result, he alone can control the election of directors and the outcome of all issues submitted to the shareholders. This may make it more difficult for a third party to acquire shares, may discourage acquisition bids, and could limit the price that certain investors might be willing to pay for shares of common stock. This concentration of stock ownership may have the effect of delaying, deferring or preventing a change in control of our company.

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

    6. ALL OF OUR RESTRICTED SECURITIES ARE ELIGIBLE TO BE SOLD, WHICH MAY CAUSE DILUTION OF OUR COMMON STOCK. As of June 30, 2000, we had a total of 24,589,361 shares of common stock outstanding. Of these shares, 20,901,607 are held by the existing shareholders as "restricted securities," which means they acquired these securities from our company in a transaction that did not involve a public offering. These shares may be sold in the public market only if they are registered or if they qualify for an exemption from registration under Rule 144 of the Securities Act. At this time, all restricted securities will be eligible to be sold, subject to certain volume and other limitations under Rule 144.

    As of June 30, 2000, options to purchase 1,680,027 shares of common stock were outstanding and exercisable, subject to certain vesting and repurchase restrictions.

    STOCK PLANS. On June 26, 1997 the Board of Directors adopted the 1997 Stock Plan (the "Stock Plan"). Options granted under the Stock Plan have a ten-year term and may be either incentive stock options, non-qualified stock options, stock purchase rights or stock awards. We have reserved 2,830,000 shares of common stock for issuance under the Stock Plan. The options granted are immediately exercisable, but are subject to repurchase at the original exercise price in the event that the optionee's employment ceases for any reason. Our right of repurchase generally lapses over a four-year period as follows: 20% in each of the first two years after the grant date and 30% in the third and fourth years after the grant date, with full lapse of the repurchase option occurring on the fourth anniversary date. See Note 8 of Notes to Financial Statements.

    STOCK PURCHASE PLAN. On April 7, 1998, our 1998 Employee Stock Purchase Plan (the "Plan") was adopted and approved by the shareholders. A total of 750,000 shares of common stock has been reserved for issuance under the Plan. The Plan will allow eligible employees to purchase our common stock in an amount, which may not exceed 10% of the employee's compensation. The Plan will be implemented by sequential 24-month offerings. Each offering will generally be comprised of eight, three-month purchase periods, with shares purchased on the last day of each purchase period (a "Purchase Date"). The price at which stock may be purchased is equal to 85% of the lower of fair market value of our common stock on the first day of the purchase period or the Purchase Date. There were 36,965 shares issued under the Purchase plan in the fiscal year ended June 30, 2000.

    PREFERRED STOCK. On April 7, 1998, our shareholders granted the Board of Directors the authority to issue up to 1,000,000 shares of $0.001 par value preferred stock and to fix the rights, preferences, privileges and restrictions including voting rights, of these shares without any further vote or approval by the shareholders. No preferred stock has been issued to date.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company is exposed to market risks, which include changes in U.S. interest rates and, to a lesser extent, foreign exchange rates. The Company does not engage in financial transactions for trading or speculative purposes.

INTEREST RATE RISK

    The Company has fixed and variable income investments consisting of cash equivalents and short-term investments, which are affected by changes in market interest rates. The Company does not use derivative financial instruments in its investment portfolio.

    The interest payable on the Company's bank line of credit is based on variable interest rates and therefore affected by changes in market interest rates. If interest rates rose .95 basis points (a 10% change from the bank's reference rate as of June 30, 2000), the Company's results from operations and cash flows would not be materially affected.

FOREIGN CURRENCY RISKS

    The Company enters into a significant amount of purchase obligations outside of the U.S. which are settled in U.S. Dollars and, therefore, has only minimal exposure to foreign currency exchange risks. The Company also operates two subsidiaries with a base currency other than the U.S. Dollar. These subsidiaries represented less than one percent of total revenues for fiscal year 2000 and, therefore, present only minimal exposure to foreign currency exchange risks. The Company does not hedge against foreign currency risks and believes that foreign currency exchange risk is immaterial.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    Information with respect to this item is set forth in "Index to Financial Statements."

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Information with respect to this item is incorporated by reference from the Registrant's definitive Proxy Statement to be filed with the Commission not later than 120 days after the end of the registrant's fiscal year.

ITEM 11. EXECUTIVE COMPENSATION

    Information with respect to this item is incorporated by reference from the Registrant's definitive Proxy Statement to be filed with the Commission not later than 120 days after the end of the registrant's fiscal year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Information with respect to this item is incorporated by reference from the Registrant's definitive Proxy Statement to be filed with the Commission not later than 120 days after the end of the Registrant's fiscal year.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Information with respect to this item is incorporated by reference from the Registrant's definitive Proxy Statement to be filed with the Commission not later than 120 days after the end of the Registrant's fiscal year.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)

    1. THE FINANCIAL STATEMENTS LISTED IN THE "INDEX TO FINANCIAL STATEMENTS" AT PAGE F-1 ARE FILED AS A PART OF THIS REPORT.

    2. FINANCIAL STATEMENT SCHEDULES ARE INCLUDED ON PAGE F-18 OR ARE OMITTED BECAUSE THEY ARE NOT APPLICABLE OR THE REQUIRED INFORMATION IS SHOWN IN THE FINANCIAL STATEMENTS OR NOTES THERETO.

    3.  EXHIBITS INCLUDED OR INCORPORATED HEREIN: SEE INDEX TO EXHIBITS.

(b) Reports on Form 8-K.

    There were no reports on Form 8-K filed during the last quarter of the fiscal year covered by this report.

                                   SIGNATURES

    Pursuant to the requirements of the Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Brisbane, State of California, on the 28th day of September 1999.

                                                       bebe stores, inc.

                                                       By:  /s/ MANNY MASHOUF
                                                            -----------------------------------------
                                                            Manny Mashouf
                                                            PRESIDENT AND CHIEF EXECUTIVE OFFICER
                                                            (PRINCIPAL EXECUTIVE OFFICER)

                               POWER OF ATTORNEY

    KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Manny Mashouf and Blair Lambert, and each of them acting individually, as his true and lawful attorneys-in-fact and agents, each with full power of substitution, for him in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, with full power of each to act alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully for all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or his or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

    Pursuant to the requirements of the Exchange Act, this Annual Report on Form 10-K has been signed by the following persons in the capacities and on the dates indicated:

NAME                                                TITLE                        DATE
----                                                -----                        ----
/s/ MANNY MASHOUF                    President, Chief Executive Officer
------------------------             and
Manny Mashouf                        Chairman of the Board (Principal
                                     Executive Officer)                   September 28, 2000

/s/ BLAIR LAMBERT                    Chief Financial Officer (Principal
------------------------             Financial and Accounting Officer)
Blair Lambert                                                             September 28, 2000

/s/ NEDA MASHOUF                     Director
------------------------
Neda Mashouf                                                              September 28, 2000

/s/ BARBARA BASS                     Director
------------------------
Barbara Bass                                                              September 28, 2000

/s/ CORRADO FEDERICO                 Director
------------------------
Corrado Federico                                                          September 28, 2000

/s/ PHILIP SCHLEIN                   Director
------------------------
Philip Schlein                                                            September 28, 2000

                               BEBE STORES, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

          YEARS ENDED JUNE 30, 2000, JUNE 30, 1999 AND JUNE 30, 1998:

                             FINANCIAL STATEMENTS:

Independent auditors' report................................  F-2
Balance sheets as of June 30, 2000 and June 30, 1999........  F-3
Statements of operations for the fiscal years ended June 30,
  2000, 1999 and 1998.......................................  F-4
Statements of shareholders' equity for the fiscal years
  ended June 30, 2000, 1999 and 1998........................  F-5
Statements of cash flows for the fiscal years ended June 30,
  2000, 1999 and 1998.......................................  F-6
Notes to financial statements...............................  F-7

                          INDEPENDENT AUDITORS' REPORT

Board of Directors and Shareholders of

bebe stores, inc.

    We have audited the accompanying consolidated balance sheets of bebe stores, inc. (dba bebe) as of June 30, 2000 and 1999 and the related statements of operations, shareholders' equity, and cash flows for each of the three fiscal years in the period ended June 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of bebe stores, inc. as of June 30, 2000 and 1999 and the results of its operations and its cash flows for each of the three fiscal years ended in the period June 30, 2000 in conformity with accounting principles generally accepted in the United States of America.

Deloitte & Touche LLP

San Francisco, California
August 4, 2000

                               BEBE STORES, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                         AS OF JUNE 30,
                                                   ---------------------------
                                                       2000           1999
                                                   ------------   ------------
ASSETS:
Current assets:
  Cash and equivalents...........................  $ 72,540,720   $ 59,341,655
  Receivables (net of allowance of $163,771 and
    $108,078)....................................     2,198,862        759,456
  Inventories, net...............................    24,346,643     22,541,994
  Deferred income taxes, net.....................     2,901,980      1,660,374
  Prepaid and other..............................     1,148,573      1,559,348
                                                   ------------   ------------
    Total current assets.........................   103,136,778     85,862,827
Equipment and leasehold improvements, net........    30,602,719     17,999,980
Deferred income taxes, net.......................     2,261,159      2,002,960
Other assets.....................................     1,661,044      1,500,176
                                                   ------------   ------------
Total assets.....................................  $137,661,700   $107,365,943
                                                   ============   ============
LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
  Accounts payable...............................  $ 12,966,116   $ 13,318,007
  Accrued liabilities............................     9,173,670      9,931,755
  Current portion of long-term debt..............       114,342        138,906
  Income taxes payable...........................       171,448        330,014
                                                   ------------   ------------
    Total current liabilities....................    22,425,576     23,718,682
Long-term debt...................................        58,307        120,646
Deferred rent....................................     3,377,881      3,432,639
                                                   ------------   ------------
Total liabilities................................  $ 25,861,764   $ 27,271,967
                                                   ------------   ------------
Commitments and contingencies
Shareholders' equity:
    Preferred stock-authorized 1,000,000 shares
      at $0.001 par value per share; no shares
      issued and outstanding
    Common stock-authorized 40,000,000 shares at
      $0.001 par value per share; issued and
      outstanding 24,589,361 and 24,387,733
      shares.....................................  $     24,590   $     24,388
  Additional paid-in capital.....................    24,661,509     23,147,795
  Deferred compensation and other................      (523,158)    (1,310,160)
  Retained earnings..............................    87,636,995     58,231,953
                                                   ------------   ------------
    Total shareholders' equity...................   111,799,936     80,093,976
                                                   ------------   ------------
Total liabilities and shareholders' equity.......  $137,661,700   $107,365,943
                                                   ============   ============

          See accompanying notes to consolidated financial statements

                               BEBE STORES, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                             FISCAL YEAR ENDED JUNE 30,
                                                     ------------------------------------------
                                                         2000           1999           1998
                                                     ------------   ------------   ------------
Net sales..........................................  $241,801,958   $201,341,258   $146,756,847
Cost of sales, including buying and occupancy......   119,850,018     95,439,510     71,713,445
                                                     ------------   ------------   ------------
Gross profit.......................................   121,951,940    105,901,748     75,043,402
Selling, general and administrative expenses.......    76,294,384     61,069,273     46,359,495
                                                     ------------   ------------   ------------
Income from operations.............................    45,657,556     44,832,475     28,683,907
Other expense (income):
Interest expense...................................        20,529         13,608         19,663
Interest income....................................    (3,241,172)    (2,266,861)      (981,165)
Other..............................................        19,479         11,820        122,940
                                                     ------------   ------------   ------------
Earnings before income taxes.......................    48,858,720     47,073,908     29,522,469
Provision for income taxes.........................    19,453,678     19,064,571     12,103,680
                                                     ------------   ------------   ------------
Net earnings.......................................  $ 29,405,042   $ 28,009,337   $ 17,418,789
                                                     ============   ============   ============
Basic earnings per share...........................  $       1.20   $       1.16   $       0.77
Diluted earnings per share.........................  $       1.17   $       1.11   $       0.73
Basic weighted average shares outstanding..........    24,481,256     24,054,865     22,687,942
Diluted weighted average shares outstanding........    25,225,657     25,326,580     23,862,387

          See accompanying notes to consolidated financial statements

                               BEBE STORES, INC.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                      COMMON STOCK
                                                  ---------------------

                                 COMPREHENSIVE    NUMBER OF               ADDITIONAL PAID-     DEFERRED       RETAINED
                                     INCOME         SHARES      AMOUNT       IN CAPITAL      COMPENSATION     EARNINGS
                                 --------------   ----------   --------   ----------------   -------------   -----------
Balance as of June 30, 1997....                   22,639,997   $22,640      $ 5,270,610       $(2,805,000)   $12,803,827
Net earnings...................   $17,418,789                                                                 17,418,789
Unrealized loss on marketable
  securities...................        (2,506)
                                  -----------
Total comprehensive income.....   $17,416,283
                                  ===========
Deferred compensation..........                                                 (80,000)          743,773
Common stock issued in public
  offering.....................                   1,250,000      1,250       11,887,590
                                                  ----------------------------------------------------------------------
Balance as of June 30, 1998....                   23,889,997    23,890       17,078,200        (2,061,227)    30,222,616
Net earnings...................   $28,009,337                                                                 28,009,337
Foreign currency translation
  adjustment...................       (28,013)
                                  -----------
Total comprehensive income.....   $27,981,324
                                  ===========
Deferred compensation..........                                                (240,801)          779,080
Common stock issued under stock
  plans including tax
  benefit......................                     497,736        498        6,310,396
                                                  ----------------------------------------------------------------------
Balance as of June 30, 1999....                   24,387,733    24,388       23,147,795        (1,282,147)    58,231,953
Net earnings...................   $29,405,042                                                                 29,405,042
Foreign currency translation
  adjustment...................       (61,984)
                                  -----------
Total comprehensive income.....   $29,343,058
                                  ===========
Deferred compensation..........                                                (175,624)          848,986
Common stock issued under stock
  plans including tax
  benefit......................                     201,628        202        1,689,338
                                                  ----------------------------------------------------------------------
Balance as of June 30, 2000....                   24,589,361   $24,590      $24,661,509       $  (433,161)   $87,636,995
                                                  ======================================================================


                                  ACCUMULATED
                                     OTHER
                                 COMPREHENSIVE
                                 INCOME (LOSS)       TOTAL
                                 --------------   ------------
Balance as of June 30, 1997....     $  2,506      $ 15,294,583
Net earnings...................                     17,418,789
Unrealized loss on marketable
  securities...................       (2,506)           (2,506)
                                    --------      ------------
Total comprehensive income.....

Deferred compensation..........                        663,773
Common stock issued in public
  offering.....................                     11,888,840
                                 -----------------------------
Balance as of June 30, 1998....           --        45,263,479
Net earnings...................                     28,009,337
Foreign currency translation
  adjustment...................      (28,013)          (28,013)
                                    --------      ------------
Total comprehensive income.....

Deferred compensation..........                        538,279
Common stock issued under stock
  plans including tax
  benefit......................                      6,310,894
                                 -----------------------------
Balance as of June 30, 1999....      (28,013)       80,093,976
Net earnings...................                     29,405,042
Foreign currency translation
  adjustment...................      (61,984)          (61,984)
                                    --------      ------------
Total comprehensive income.....

Deferred compensation..........                        673,362
Common stock issued under stock
  plans including tax
  benefit......................                      1,689,540
                                 -----------------------------
Balance as of June 30, 2000....     $(89,997)     $111,799,936
                                 =============================

          See accompanying notes to consolidated financial statements

                               BEBE STORES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                     FISCAL YEAR ENDED JUNE 30,
                                                              -----------------------------------------
                                                                  2000           1999          1998
                                                              ------------   ------------   -----------
Cash flows from operating activities:
Net earnings................................................  $ 29,405,042   $ 28,009,337   $17,418,789
Adjustments to reconcile net earnings to cash provided by
  operating activities:
  Non-cash compensation expense.............................       673,362        538,279       663,773
  Depreciation and amortization.............................     5,059,586      3,197,426     2,170,617
  Tax benefit from options exercised........................       514,531      5,002,913
  Net loss on disposal of property..........................       307,733        803,106       253,433
  Net loss from partnership.................................            --             --        14,754
  Deferred income taxes.....................................    (1,500,784)    (1,009,780)   (1,071,119)
  Deferred rent.............................................       (37,724)       396,816        (5,544)
Changes in operating assets and liabilities:
  Receivables...............................................    (1,320,397)      (152,599)     (199,527)
  Inventories...............................................    (1,813,547)    (8,132,159)   (4,943,515)
  Other assets..............................................      (149,371)      (663,794)     (217,948)
  Prepaid expenses..........................................       400,395     (1,425,571)      (47,859)
  Accounts payable..........................................      (335,822)     6,396,465     1,857,352
  Accrued liabilities.......................................      (892,456)       892,758     3,022,110
  Income taxes payable......................................      (158,293)      (560,190)      359,904
                                                              ------------   ------------   -----------
Net cash provided by operating activities...................    30,152,255     33,293,007    19,275,220

Cash flows from investing activities:
Purchase of equipment and improvements......................   (18,018,281)   (11,979,179)   (3,652,213)
Proceeds from sales of equipment............................         2,152          9,862         2,768
Proceeds from sale of marketable securities.................            --             --        77,883
                                                              ------------   ------------   -----------
Net cash used by investing activities.......................   (18,016,129)   (11,969,317)   (3,571,562)

Cash flows from financing activities:
Borrowings from shareholder.................................                                        539
Repayments on existing and additions of capital leases......       (42,455)       124,122      (133,340)
Repayments of investment note...............................       (44,430)       (51,077)
Net proceeds from issuance of common stock..................     1,175,009      1,307,981    11,888,840
                                                              ------------   ------------   -----------
Net cash provided by financing activities...................     1,088,124      1,381,026    11,756,039

Effect of exchange rate changes on cash.....................       (25,185)       (14,678)           --
Net increase in cash and equivalents........................    13,199,065     22,690,038    27,459,697
Cash and equivalents:
Beginning of year...........................................    59,341,655     36,651,617     9,191,919
                                                              ------------   ------------   -----------
End of year.................................................  $ 72,540,720   $ 59,341,655   $36,651,616
                                                              ============   ============   ===========
Supplemental information:
Cash paid for interest......................................  $     20,529   $     13,710   $    19,664
                                                              ============   ============   ===========
Cash paid for income taxes..................................  $ 20,734,915   $ 15,400,731   $12,764,904
                                                              ============   ============   ===========

          See accompanying notes to consolidated financial statements

                               BEBE STORES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    NATURE OF THE BUSINESS. bebe stores, inc. (dba bebe), the "Company," designs, develops and produces a distinctive line of contemporary women's apparel and accessories, which it markets under the bebe, bbsp and bebe moda brand names primarily through its 124 specialty retail stores located in 27 states, the District of Columbia, Canada, the United Kingdom and an on-line store at WWW.BEBE.COM.

    The Company has one reportable segment and has one brand with product lines of a similar nature. Revenues of the Company's international retail operations represent less than one percent of total revenues for fiscal year 2000. Therefore, the Company does not report segment results.

    BASIS OF FINANCIAL STATEMENT PRESENTATION. The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America (GAAP) and general practice within the retail industry. Those policies that materially affect the determination of financial position, results of operations, and cash flow are summarized below.

    The consolidated financial statements include the accounts of the Company and its subsidiaries. All material intercompany transactions and balances have been eliminated. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Certain amounts for prior periods have been reclassified to conform with current financial statement presentation.

    Translation adjustments result from the translation of foreign subsidiaries financial statements into US dollars. The results of operations of foreign subsidiaries are translated using the average exchange rate during the period. Balance sheet amounts are translated at the exchange rate in effect at the balance sheet date. The resulting translation adjustment is included in shareholders' equity.

    CASH AND EQUIVALENTS represent cash and short-term, highly liquid investments with original maturities of less than 90 days.

    MARKETABLE SECURITIES (classified as available-for-sale securities) are reported at fair value. Fair values are based on quoted market prices. Unrealized gains and losses are excluded from earnings and are reported as an increase or decrease in shareholders' equity and comprehensive income.

    INVENTORIES, NET are stated at the lower of FIFO (first-in, first-out) cost or market. Cost includes certain indirect purchasing, merchandise handling and storage costs.

    EQUIPMENT AND LEASEHOLD IMPROVEMENTS, NET are stated at cost. Depreciation on equipment and leasehold improvements is computed using the straight-line method. Equipment and leasehold improvements are depreciated over the shorter of the estimated useful lives or the lease term of the related assets ranging from three to twelve years.

    LEASING COMMISSIONS associated with negotiating new store leases are capitalized in other assets and amortized over the lease term.

    LONG-TERM INVESTMENT. The Company owns 48.35% of a limited partnership and accounts for the investment using the equity method. Accordingly, the investment, which is included in other assets, is carried at cost, adjusted for the Company's percentage share of the partnership's cumulative net income or loss.

                               BEBE STORES, INC.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    DEFERRED RENT. Many of the Company's operating leases contain predetermined fixed increases of the minimum rental rate during the initial lease term. For these leases, the Company recognizes the related rental expense on a straight-line basis and records the difference between the amount charged to expense and the rent paid as deferred rent.

    STORE PREOPENING COSTS. Costs associated with the opening or remodeling of stores, such as preopening rent and payroll, are expensed as incurred.

    ADVERTISING COSTS are charged to expense when the advertising first takes place. Advertising costs were $9,793,824, $8,357,456 and $6,735,543 respectively, during fiscal 2000, 1999 and 1998.

    INCOME TAXES are accounted for using an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. In estimating future tax consequences, all expected future events then known to management are considered other than changes in the tax law or rates.

    FAIR VALUE OF FINANCIAL INSTRUMENTS. The carrying values of cash and equivalents, investments, receivables, accounts payable and long-term debt approximates the estimated fair values.

    IMPAIRMENT OF LONG-LIVED ASSETS. The Company regularly reviews the carrying value of its long-lived assets. Whenever events or changes in circumstances indicate that the carrying amount of its assets might not be recoverable, the Company, using its best estimates based on reasonable and supportable assumptions and projections, has reviewed for impairment the carrying value of long-lived assets. Based on the Company's review at June 30, 2000, no material adjustment was made to long-lived assets.

    STOCK BASED COMPENSATION. The Company accounts for stock based awards to employees using the intrinsic value-based method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related Interpretations.

    EARNINGS PER SHARE. Basic earnings per share (EPS) is computed as net earnings divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through the exercise of outstanding dilutive stock options.

    REVENUE RECOGNITION. Net sales consist of all product sales, net of estimated returns. Gift certificates sold are carried as a liability and revenue is recognized when the gift certificate is redeemed. Similarly, customers may receive a store credit in exchange for returned goods. Store credits are carried as a liability until redeemed.

    COMPREHENSIVE INCOME consists of net income for the current period and other comprehensive income (income, expenses, gains and losses that bypass the income statement and are reported directly as a separate component of equity). The Company's comprehensive income equals net income plus unrealized gains on marketable securities plus foreign currency translation adjustments for all periods presented. Such components of comprehensive income are shown in the Statement of Shareholders' Equity.

                               BEBE STORES, INC.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
NEW ACCOUNTING PRONOUNCEMENTS

    In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities". The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. SFAS No. 133, as amended by SFAS 138, requires that derivative instruments used to hedge be identified specifically to assets, liabilities, firm commitments or anticipated transactions and measured as to effectiveness and ineffectiveness when hedging changes in fair value or cash flows.

    Derivative instruments that do not qualify as either a fair value or cash flow hedge will be valued at fair value with the resultant gain or loss recognized in current earnings. Changes in the effective portion of fair value hedges will be recognized in current earnings along with the change in fair value of the hedged item. Changes in the effective portion of the fair value of cash flow hedges will be recognized in other comprehensive income (loss) until realization of the cash flows of the hedged item through current earnings. Any ineffective portion of hedges will be recognized in current earnings. SFAS
No. 133 is effective July 1, 2000 for the Company.

    The Company does not currently engage in any hedging activity or hold any derivative instruments and has no immediate plans to do so in the future. The adoption of SFAS No. 133 will not have a significant impact on the Company.

2. INVENTORIES

    The Company's inventories consist of:

                                                          AS OF JUNE 30,
                                                     -------------------------
                                                        2000          1999
                                                     -----------   -----------
Raw materials......................................  $ 8,723,973   $ 8,596,269
Merchandise available for sale.....................   18,546,708    16,548,012
                                                     -----------   -----------
  Total............................................   27,270,681    25,144,281
Less: valuation allowance..........................   (2,924,038)   (2,602,287)
                                                     -----------   -----------
Inventories, net...................................  $24,346,643   $22,541,994
                                                     ===========   ===========

    Included in the valuation allowance at June 30, 2000 and 1999 is a reserve for raw materials not directly associated with planned garment production.

3. CREDIT FACILITIES

    On April 1, 1998, the Company entered into an unsecured commercial line of credit agreement with a bank, which provides for borrowings and issuance of letters of credit of up to $7,000,000 and expires on June 1, 2002. The outstanding balance bears interest at either the bank's reference rate (which was 9.5% and 8.5%, as of June 30, 2000 and 1999, respectively) or the LIBOR rate plus 1.75 percentage points. As of June 30, 2000 and 1999, there was $2,838,427 and $2,175,900, respectively, outstanding in letters of credit.

    This credit facility required the Company to comply with certain financial covenants, including but not limited to a minimum tangible net worth and certain restrictions on making loans and investments. In

                               BEBE STORES, INC.

3. CREDIT FACILITIES (CONTINUED)
addition, under the line of credit, cash dividends could not be paid without the prior consent of the lending institution. As of June 30, 2000 and 1999, the Company was in compliance with such covenants.

    The Company purchased 48.35% of a housing partnership in fiscal 1994. The note payable of $18,362 is the remaining amount due on the purchase. The note will be paid off in increments through fiscal year 2001.

    Long-term debt consists of the following:

                                                           AS OF JUNE 30,
                                                        ---------------------
                                                          2000        1999
                                                        ---------   ---------
Capital leases........................................  $ 154,287   $ 196,761
Note payable..........................................     18,362      62,791
                                                        ---------   ---------
  Total...............................................    172,649     259,552
Less: current portion.................................   (114,342)   (138,906)
                                                        ---------   ---------
Total long-term debt..................................  $  58,307   $ 120,646
                                                        =========   =========

    Scheduled maturities of debt outstanding at June 30, 2000 are as follows:

Fiscal year ending June 30,
    2001....................................................  $113,187
    2002....................................................    64,462
    2003....................................................     4,316
                                                              --------
  Total minimum payments....................................   181,965
  Less: imputed interest....................................    (9,316)
                                                              --------
  Present value of future minimum payments..................  $172,649
                                                              ========

4. OPERATING LEASES

    The Company has operating leases for its retail store locations, corporate headquarters, distribution center and certain office equipment. Store leases typically provide for payment by the Company of operating expenses, real estate taxes and additional rent based on a percentage of net sales if a specified net sales target is exceeded. In addition, certain leases have escalation clauses and provide for terms of renewal and/or early termination based on the net sales volumes achieved.

    Rent expense for the fiscal years ended June 30, 2000, 1999 and 1998 was $26,050,147, $19,205,735, and $15,509,575 respectively. Rent expense includes percentage rent and other lease-required expenses for the years ended 2000, 1999 and 1998 of $9,143,433, $7,311,922, and $6,307,118, respectively.

                               BEBE STORES, INC.

4. OPERATING LEASES (CONTINUED)
    Future minimum lease payments under operating leases at June 30, 2000 are as follows:

Fiscal year ending June 30,
    2001....................................................  $ 15,133,146
    2002....................................................    14,606,186
    2003....................................................    14,416,796
    2004....................................................    13,928,876
    2005....................................................    12,571,639
  Thereafter................................................    34,385,719
                                                              ------------
Total minimum lease payments................................  $105,042,362
                                                              ============

5. INCOME TAXES

    Significant components of the provision (benefit) for income taxes are as follows:

                                                              FISCAL YEAR ENDED JUNE 30,
                                                        ---------------------------------------
                                                           2000          1999          1998
                                                        -----------   -----------   -----------
Current:
  Federal.............................................  $16,396,755   $15,862,695   $10,444,465
  State...............................................    4,448,816     4,194,630     2,730,336
  Foreign.............................................      107,911        16,620            --
                                                        -----------   -----------   -----------
                                                         20,953,482    20,073,945    13,174,801
                                                        -----------   -----------   -----------
Deferred
  Federal.............................................   (1,231,820)     (685,785)     (859,558)
  State...............................................     (266,586)     (159,799)     (211,563)
  Foreign.............................................       (1,398)     (163,790)           --
                                                        -----------   -----------   -----------
                                                         (1,499,804)   (1,009,374)   (1,071,121)
                                                        -----------   -----------   -----------
  Provision...........................................  $19,453,678   $19,064,571   $12,103,680
                                                        ===========   ===========   ===========

    Reconciliation of the federal statutory tax rate with the Company's effective income tax rate is as follows:

                                                       FISCAL YEAR ENDED JUNE 30,
                                                     ------------------------------
                                                       2000       1999       1998
                                                     --------   --------   --------
Federal statutory rate.............................    35.0%      35.0%      35.0%
State rate, net of federal benefit.................     5.6        5.6        5.6
Change in valuation allowance......................     0.6        0.5         --
Other..............................................    (1.4)      (0.6)       0.4
                                                       ----       ----       ----
Effective tax rate.................................    39.8%      40.5%      41.0%
                                                       ====       ====       ====

                               BEBE STORES, INC.

5. INCOME TAXES (CONTINUED)
    Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax reporting purposes.

    Significant components of the Company's deferred tax assets (liabilities) are as follows:

                                                           AS OF JUNE 30,
                                                       -----------------------
                                                          2000         1999
                                                       ----------   ----------
Current:
  Gift Certificates/Store credits....................  $  467,849   $  249,286
  Inventory reserve..................................   1,602,821    1,128,645
  State taxes........................................     292,533      228,886
  Accrued vacation...................................     245,217      127,368
  Uniform capitalization.............................    (143,598)    (361,337)
  Other..............................................     437,158      287,526
                                                       ----------   ----------
    Total Current....................................   2,901,980    1,660,374
Noncurrent:
  Basis difference in fixed assets...................   1,010,073    1,009,232
  Store closure reserve..............................     134,386      199,706
  Trademarks.........................................     181,431      331,234
  Deferred rent......................................     829,189      635,256
  Deferred compensation..............................     298,046      160,839
  Foreign tax credit.................................     (87,781)    (149,035)
  Net operation loss.................................      61,341       15,816
  Other..............................................       8,685      (63,219)
                                                       ----------   ----------
    Total Noncurrent.................................   2,435,370    2,139,829
  Valuation allowance................................    (174,211)    (136,869)
                                                       ----------   ----------
Net deferred tax assets..............................  $5,163,139   $3,663,334
                                                       ==========   ==========

    A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. The Company had established a valuation allowance for 100% of the net deferred asset related to the United Kingdom operations at June 30, 2000 and 1999 due to the uncertainty of realizing future tax benefits from its foreign net operating loss carryforward (NOL) and other deferred tax assets.

    The Company has a net operating loss carryforward with an indefinite carryforward period to offset future taxable income related to the United Kingdom operations of approximately $367,000.

                               BEBE STORES, INC.

6. EQUIPMENT AND LEASEHOLD IMPROVEMENTS

    Equipment and leasehold improvements consist of the following:

                                                          AS OF JUNE 30,
                                                    --------------------------
                                                        2000          1999
                                                    ------------   -----------
Leasehold improvements............................  $ 19,316,369   $14,673,937
Furniture, fixtures, equipment and vehicles.......     8,371,602     5,969,419
Computer hardware and software....................     8,960,720     5,483,719
Assets under capital lease........................       355,504       640,225
Construction in progress..........................     6,970,105       556,436
                                                    ------------   -----------
    Total.........................................    43,974,300    27,323,736
Less: accumulated depreciation and amortization...   (13,371,581)   (9,323,756)
                                                    ------------   -----------
Equipment and leasehold improvements, net.........  $ 30,602,719   $17,999,980
                                                    ============   ===========

7. EMPLOYEE BENEFIT PLAN

    The Company's 401(k) plan is for employees eligible to participate in the plan if they have been employed by the Company for one year, have reached age 21, and work at least 1,000 hours annually. Generally, employees can defer up to 15% of their gross wages up to the maximum limit allowable under the Internal Revenue Code. The employer can make a discretionary matching contribution for the employee. Employer contributions to the plan for the years ended June 30, 2000, 1999 and 1998 were $68,120, $87,888, and $72,503, respectively.

8. STOCK PLANS AND PREFERRED STOCK

STOCK PLANS

    Options granted under the 1997 Stock Plan (the "Stock Plan") have a ten-year term and may be incentive stock options, non-qualified stock options, stock purchase rights or stock awards. The Company has reserved 2,830,000 shares of common stock for issuance under the Stock Plan.

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

STOCK PURCHASE PLAN

    The 1998 Employee Stock Purchase Plan (the "Plan") has a total of 750,000 shares of common stock reserved for issuance under the Plan. The Plan allows eligible employees to purchase our common stock in an amount, which may not exceed 10% of the employee's compensation. The Plan is implemented in sequential 24-month offerings. Each offering is generally comprised of eight, three-month purchase periods, with shares purchased on the last day of each purchase period (a "Purchase Date"). The price at which stock may be purchased is equal to 85% of the lower of fair market value of our common stock on the first day of the purchase period or the Purchase Date. There were 36,965 shares issued under the Purchase plan in the fiscal year ended June 30, 2000.

                               BEBE STORES, INC.

8. STOCK PLANS AND PREFERRED STOCK (CONTINUED)
PREFERRED STOCK

    Our shareholders have granted the Board of Directors the authority to issue up to 1,000,000 shares of $0.001 par value preferred stock and to fix the rights, preferences, privileges and restrictions including voting rights, of these shares without any further vote or approval by the shareholders. No preferred stock has been issued to date.

    The following summarizes stock option activity:

                                                                       WEIGHTED
                                                                       AVERAGE
                                                        SHARES      EXERCISE PRICE
                                                      OUTSTANDING     PER SHARE
                                                      -----------   --------------
Balance June 30, 1997...............................   1,587,630        $ 1.77
Options granted.....................................     383,450          6.78
Options canceled....................................    (149,990)         4.19
                                                       ---------
Balance June 30, 1998...............................   1,821,090          2.63
Options granted.....................................     479,360         21.08
Options exercised...................................    (462,111)         2.11
Options canceled....................................    (153,445)         3.68
                                                       ---------
Balance June 30, 1999...............................   1,684,894          7.92
Options granted.....................................     748,775         20.04
Options exercised...................................    (164,663)         3.67
Options canceled....................................    (588,979)        18.23
                                                       ---------
Balance June 30, 2000...............................   1,680,027        $10.24
                                                       =========

    The options granted in June 1997 resulted in deferred compensation of $2,805,000 (assuming all such options become fully vested) which will be amortized over the vesting period of the related options, of which $673,362 and $538,279 and $663,773 was expensed for the years ended June 30, 2000, 1999 and 1998, respectively. As of June 30, 2000 there were 523,199 shares available for future grant.

                               BEBE STORES, INC.

8. STOCK PLANS AND PREFERRED STOCK (CONTINUED)
    The following table summarizes information about stock options outstanding at June 30, 2000:

                                                                         EXERCISABLE OPTIONS NOT SUBJECT
                                     OPTIONS OUTSTANDING                     TO REPURCHASE (VESTED)
                        ---------------------------------------------   ---------------------------------
                                       WEIGHTED
                                       AVERAGE           WEIGHTED          NUMBER OF         WEIGHTED
                        NUMBER OF   REMAINING LIFE   AVERAGE EXERCISE     OPTIONS AT          AVERAGE
EXERCISE PRICES          OPTIONS      (IN YEARS)          PRICE          JUNE 30, 2000    EXERCISE PRICE
---------------         ---------   --------------   ----------------   ---------------   ---------------
$1.77................     777,153        6.99             $ 1.77            544,007           $ 1.77
5.65 to 9.00.........     180,583        8.22               6.31             72,233             6.31
9.06 to 13.25........     211,199        8.75              12.24             42,240            12.24
13.75................     159,074        9.63              13.75                 --            13.75
14.25................      14,500        9.72              14.25                 --            14.25
18.81................      45,000        9.59              18.81                 --            18.81
27.75................       3,500        9.34              27.75                700            27.75
28.94................     122,326        9.09              28.94             24,465            28.94
30.63................      99,000        8.89              30.63             19,800            30.63
32.50................      67,692        8.60              32.50             13,538             32.5
                        ---------                                           -------
                        1,680,027                                           716,984
                        ---------                                           -------

    Had compensation expense for the Stock Plan been determined based on the fair value at the grant dates for awards under the Stock Plan, consistent with the method of SFAS No. 123, the Company's net earnings, basic EPS and diluted EPS would have been reduced to the pro forma amounts indicated below:

                                                              FISCAL YEAR ENDED JUNE 30,
                                                        ---------------------------------------
                                                           2000          1999          1998
                                                        -----------   -----------   -----------
Net income                  As reported...............  $29,405,042   $28,009,337   $17,418,789
                            Proforma..................  $27,798,031   $27,216,130   $17,249,741
Basic EPS                   As reported...............  $      1.20   $      1.16   $      0.77
                            Proforma..................  $      1.14   $      1.13   $      0.76
Diluted EPS                 As reported...............  $      1.17   $      1.11   $      0.73
                            Proforma..................  $      1.10   $      1.07   $      0.72

    The weighted average fair value of options granted during the fiscal year ended June 30, 2000, 1999 and 1998 was $12.38, $12.91 and $4.22, respectively.
The fair value of each option grant was estimated on the date of the grant using the minimum value method with the following weighted-average assumptions:

                                                        FISCAL YEAR ENDED JUNE 30,
                                                      ------------------------------
                                                        2000       1999       1998
                                                      --------   --------   --------
Expected dividend rate..............................     0.00%      0.00%      0.00%
Volatility..........................................    82.63%     81.38%     15.20%
Risk-free interest rate.............................     5.90%      5.74%      5.70%
Expected lives (years)..............................     5.94       6.07       5.60

                               BEBE STORES, INC.

9. LITIGATION

    The Company is subject to legal proceedings and claims that arise in the ordinary course of business. Management believes, based on the advice of counsel, that ultimate resolution of these matters will not have a material adverse effect on the financial statements taken as a whole.

10. EARNINGS PER SHARE

    Under SFAS No. 128, the Company provides dual presentation of EPS on a basic and diluted basis. The Company's granting of certain stock options resulted in potential dilution of basic EPS. The following table summarizes the difference between basic weighted average shares outstanding and diluted weighted average shares outstanding used to compute diluted EPS.

                                                                FISCAL YEAR ENDED JUNE 30,
                                                           ------------------------------------
                                                              2000         1999         1998
                                                           ----------   ----------   ----------
Basis weighted average number of shares outstanding......  24,481,256   24,054,865   22,687,942
Incremental shares from assumed issuance of stock
  options................................................     744,401    1,271,715    1,174,445
                                                           ----------   ----------   ----------
Diluted weighted average number of shares outstanding....  25,225,657   25,326,580   23,862,387
                                                           ==========   ==========   ==========

    The number of incremental shares from the assumed issuance of stock options is calculated applying the treasury stock method.

    Excluded from the computation of the number of diluted weighted average shares outstanding were antidilutive options of 935,626, 413,179 and 646,645 for fiscal 2000, 1999 and 1998, respectively.

                               BEBE STORES, INC.

11. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

    The quarterly financial information presented below reflects all adjustments which, in the opinion of the Company's management, are of a normal and recurring nature necessary to present fairly the results of operations for the periods presented.

                                                                     2000 QUARTER ENDED
                                                          -----------------------------------------
                                                          SEPT. 30   DEC. 31    MARCH 31   JUNE 30
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                  --------   --------   --------   --------
Net sales...............................................  $56,637    $78,138    $52,895    $54,132
Gross profit............................................   29,718     41,194     25,896     25,144
Selling, general and administrative expenses............   17,854     21,241     18,211     18,988
Income from operations..................................   11,864     19,953      7,685      6,155
Earnings before income taxes............................   12,463     20,758      8,587      7,050
Net Earnings............................................    7,490     12,504      5,421      3,990
Basic earnings per share................................  $  0.31    $  0.51    $  0.22    $  0.16
Diluted earnings per share..............................  $  0.30    $  0.49    $  0.22    $  0.16

                                                                     1999 QUARTER ENDED
                                                          -----------------------------------------
                                                          SEPT. 30   DEC. 31    MARCH 31   JUNE 30
                                                          --------   --------   --------   --------
Net sales...............................................  $41,552    $59,491    $46,047    $54,250
Gross profit............................................   21,752     32,276     23,560     28,314
Selling, general and administrative expenses............   13,201     16,307     15,158     16,404
Income from operations..................................    8,551     15,969      8,402     11,910
Earnings before income taxes............................    9,035     16,523      9,017     12,499
Net Earnings............................................    5,331      9,652      5,363      7,664
Basic earnings per share................................  $  0.22    $  0.40    $  0.22    $  0.32
Diluted earnings per share..............................  $  0.21    $  0.38    $  0.21    $  0.30

SCHEDULE

                               BEBE STORES, INC.
                       VALUATION AND QUALIFYING ACCOUNTS

               COLUMN A                   COLUMN B            COLUMN C           COLUMN D      COLUMN E
                                                              ADDITIONS
                                                       -----------------------
                                         BALANCE AT    CHARGED TO   CHARGED TO
                                        BEGINNING OF   COSTS AND      OTHER                   BALANCE AT
             DESCRIPTION                   PERIOD       EXPENSES     ACCOUNTS    DEDUCTION   END OF PERIOD
--------------------------------------  ------------   ----------   ----------   ---------   -------------
YEAR ENDED JUNE 30, 1998
Inventory obsolescence reserve........      821,556    4,618,590      202,430    2,473,323     3,169,253
Allowance for doubtful accounts
  receivable..........................       76,668       84,002                   108,886        51,784
Reserve for store closures............      271,543     (135,795)                 (104,202)      239,950
                                          ---------    ---------      -------    ---------     ---------
                                          1,169,767    4,566,797      202,430    2,478,007     3,460,987
                                          =========    =========      =======    =========     =========

YEAR ENDED JUNE 30, 1999
Inventory obsolescence reserve........    3,169,253    2,686,008                 3,252,974     2,602,287
Allowance for doubtful accounts
  receivable..........................       51,784       90,694                    34,400       108,078
Reserve for store closures............      239,950      466,375                   140,542       565,783
                                          ---------    ---------                 ---------     ---------
                                          3,460,987    3,243,077                 3,427,916     3,276,148
                                          =========    =========                 =========     =========

YEAR ENDED JUNE 30, 2000
Inventory obsolescence reserve........    2,602,287    7,068,964                 6,747,214     2,924,038
Allowance for doubtful accounts
  receivable..........................      108,078      185,713                   130,020       163,771
Reserve for store closures............      565,783      623,588                   487,860       701,511
                                          ---------    ---------                 ---------     ---------
                                          3,276,148    7,878,265                 7,365,093     3,789,320
                                          =========    =========                 =========     =========

                               INDEX TO EXHIBITS

       EXHIBIT
       NUMBER           DESCRIPTION OF DOCUMENT
---------------------   -----------------------
        3.1*            Amended and Restated Articles of Incorporation of the
                        Registrant.

        3.2*            Bylaws of the Registrant.

        4.1* Specimen certificate representing the Common Stock (in standard printer form, not provided).

       10.1*            1997 Stock Plan.

       10.2*            1998 Stock Purchase Plan.

       10.3*            Form of Indemnification Agreement.

       10.4*            Standard Industrial/Commercial-Tenant Lease-Net dated August
                        8, 1994 between the Registrant and California State
                        Teachers' Retirement System, as amended (lease for corporate headquarters and distribution center in Brisbane,
                        California).

       10.6**           Standard Industrial/Commercial-Tenant Lease-Net dated
                        November 30, 1998 between Registrant and Far Western Land
                        and Investment Company, Inc., (lease for additional building to house administrative departments in Brisbane,
                        California).

       10.7**           Retail Store License Agreement between the Registrant and
                        Sakal Duty Free LTD., a duly registered Israeli private company, and Sakal Sports LTD., a duly registered Israeli private company, effective as of November 1, 1998.

       10.8*** Form of Retail Store License Agreement between Registrant and [company].

       10.9             Amendment No. 1 to Lease Agreement (amendment to Standard
                        Industrial/Commercial-Tenant Lease-Net dated November 30,
                        1998 between Registrant and Far Western Land and Investment
                        Company, Inc.)

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

** Incorporated by reference from exhibits of the same number in Registrant's Quarterly Report on Form 10-Q filed on February 16, 1999.

*** Incorporated by reference from exhibits of the same number in Registrant's
    Annual Report on Form 10-K filed on September 28, 1999.