Form 10-Q
period 2000-09-30
BEBE STORES INC
filed 2000-11-14
CIK 1059272

============================================================================



                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

          (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

                                       OR

          ( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 0-24395

                                BEBE STORES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

         CALIFORNIA                                     94-2450490
(STATE OR JURISDICTION OF                              (IRS EMPLOYER
INCORPORATION OR ORGANIZATIO                        IDENTIFICATION NUMBER)

                                380 VALLEY DRIVE
                           BRISBANE, CALIFORNIA 94005
                    (Address of principal executive offices)
                            TELEPHONE: (415) 715-3900

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X   No
                                             ---    ---
         Indicate the number of shares outstanding of each of the issuers of common stock, as of the latest practicable date.

         COMMON STOCK, PAR VALUE OF $0.001 PER SHARE, 24,644,348 SHARES
                       OUTSTANDING AS OF NOVEMBER 1, 2000

================================================================================

                                TABLE OF CONTENTS


                                                                                                 PAGE NO.


PART I.       FINANCIAL INFORMATION
ITEM 1
                  Financial Statements.............................................................3
                  Condensed Consolidated Balance Sheets as of September 30, 2000,
                  June 30, 2000 and September 30, 1999.............................................3
                  Condensed Consolidated Statements of Operations for the Three months ended September 30, 2000 and 1999 ...............................................4
                  Condensed Consolidated Statements of Cash Flows for the Three months ended September 30, 2000 and 1999 ...............................................5
                  Notes to Financial Statements....................................................6
ITEM 2.           Management's Discussion and Analysis of Financial Condition and
                  Results of Operations............................................................6
ITEM 3.           Quantitative and Qualitative Disclosures about Market Risk......................15

PART II.      OTHER INFORMATION
ITEM 1.           Legal Proceedings...............................................................16
ITEM 2.           Changes in Securities and Use of Proceeds.......................................16
ITEM 3.           Defaults Upon Senior Securities.................................................16
ITEM 4.           Submission of Matters to a Vote of Security Holders.............................16
ITEM 5.           Other Information...............................................................16
ITEM 6.           Exhibits and Reports on Form 8-K................................................16

SIGNATURES........................................................................................17



t

PART I. FINANCIAL INFORMATION
ITEM 1.     Financial Statements


                       bebe stores, inc.
             CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                      As of          As of          As of
                                                                   SEPTEMBER 30,    JUNE 30,     SEPTEMBER 30,
                                                                  ---------------------------------------------
                                                                      2000            2000           1999
                                                                  --------------  -------------  --------------
                                                                   (UNAUDITED)                    (UNAUDITED)

ASSETS:
Current assets:
    Cash and equivalents                                           $ 72,455,570   $ 72,540,720    $ 66,033,305
    Receivables (net of allowance of $224,254, $163,771
     and $115,000)                                                    1,683,728      2,198,862         961,959
    Inventories, net                                                 27,747,915     24,346,643      21,739,691
    Deferred income taxes, net                                        2,901,980      2,901,980       1,660,375
    Prepaid and other                                                 1,828,826      1,148,573         707,845
                                                                  --------------  -------------  --------------
     Total current assets                                           106,618,019    103,136,778      91,103,175
Equipment and leasehold improvements, net                            36,251,875     30,602,719      20,750,283
Deferred income taxes, net                                            2,257,693      2,261,159       2,003,236
Other assets                                                          1,608,245      1,661,044       1,550,845
                                                                  --------------  -------------  --------------
Total assets                                                      $ 146,735,832   $ 137,661,700  $ 115,407,539
                                                                  ==============  =============  ==============

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
    Accounts payable                                               $ 13,097,906   $ 12,966,116     $ 9,565,075
    Accrued liabilities                                               8,567,972      9,173,670       8,688,904
    Current portion of long-term debt                                    92,933        114,342         144,937
    Income taxes payable                                              3,257,022        171,448       5,157,414
                                                                  --------------  -------------  --------------
     Total current liabilities                                       25,015,833     22,425,576      23,556,330
Long-term debt                                                           40,623         58,307          95,026
Deferred rent                                                         3,556,457      3,377,881       3,567,966
                                                                  --------------  -------------  --------------
Total liabilities                                                  $ 28,612,913   $ 25,861,764    $ 27,219,322
                                                                  --------------  -------------  --------------

Commitments and contingencies
Shareholders' equity:
     Preferred stock-authorized 1,000,000 shares at $0.001
     par value per share; no shares issued and outstanding
     Common stock-authorized 40,000,000 shares at $0.001 par
     value per share; isssued and outstanding
     24,640,960, 24,589,361 and 24,414,278 shares                 $      24,642   $     24,590   $      24,415
    Additional paid-in capital                                       25,039,076     24,661,509      23,536,712
    Deferred compensation and other                                    (415,102)      (523,158)     (1,094,306)
    Retained earnings                                                93,474,303     87,636,995      65,721,396
                                                                  --------------  -------------  --------------
     Total shareholders' equity                                     118,122,919    111,799,936      88,188,217
                                                                  --------------  -------------  --------------
Total liabilities and shareholders' equity                        $ 146,735,832   $ 137,661,700  $ 115,407,539
                                                                  ==============  =============  ==============



     See accompanying notes to condensed consolidated financial statements bebe stores, inc.
                 CONSOLIDATED STATEMENTS OF OPERATIONS
                             (UNAUDITED)


                                                       THREE MONTHS ENDED SEPTEMBER 30,
                                                     -------------------------------------
                                                            2000               1999
                                                     -------------------- ----------------


Net sales                                                   $ 61,957,688     $ 56,637,338
Cost of sales, including buying and occupancy                 32,297,460       26,918,943
                                                     -------------------- ----------------
Gross profit                                                  29,660,228       29,718,395
Selling, general and administrative expenses                  21,039,131       17,854,590
                                                     -------------------- ----------------
Income from operations                                         8,621,097       11,863,805
Other expense (income):
Interest expense                                                   5,379            7,381
Interest income                                                 (826,345)        (609,463)
Other                                                              6,835            3,156
                                                     -------------------- ----------------
Earnings before income taxes                                   9,435,228       12,462,731
Provision for income taxes                                     3,597,919        4,973,078
                                                     -------------------- ----------------
Net earnings                                                 $ 5,837,309      $ 7,489,653
                                                     ==================== ================
Basic earnings per share                                          $ 0.24           $ 0.31
Diluted earnings per share                                        $ 0.23           $ 0.30
Basic weighted average shares outstanding                     24,607,443       24,402,469
Diluted weighted average shares outstanding                   25,263,702       25,318,460



          See accompanying notes to condensed consolidated financial statements bebe stores, inc.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                           FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                                                  2000                 1999
                                                           --------------------  -----------------


Cash flows from operating activities:
Net earnings                                                       $ 5,837,309        $ 7,489,653
Adjustments to reconcile net earnings to cash
 provided by operating activities:
    Non-cash compensation expense                                      148,151            181,830
    Depreciation and amortization                                    1,800,577          1,170,792
    Tax benefit from options exercised                                 155,962             76,397
    Net loss on disposal of property                                    45,774             22,858
    Store Closing Reserve                                              (75,684)             6,780
    Deferred rent                                                      184,875            121,558
Changes in operating assets and liabilities:
    Receivables                                                        175,003           (203,111)
    Inventories                                                     (3,409,178)           805,829
    Other assets                                                        (1,905)           (78,579)
    Prepaid expenses                                                  (683,220)           856,083
    Accounts payable                                                   133,232         (3,753,738)
    Accrued liabilities                                               (513,094)        (1,266,105)
    Income taxes payable                                             3,087,975          4,827,376
                                                           --------------------  -----------------
Net cash provided by operating activities                            6,885,777         10,257,623
                                                           --------------------  -----------------

Cash flows from investing activities:
Purchase of equipment and improvements                              (7,129,205)        (3,893,566)
                                                           --------------------  -----------------

Cash flows from financing activities:
Repayments on existing and additions of capital leases                 (20,583)             7,145
Repayments of investment note                                          (18,364)           (26,771)
Net proceeds from issuance of common stock                             241,765            318,557
                                                           --------------------  -----------------
Net cash provided by financing activities                              202,818            298,931
                                                           --------------------  -----------------

Effect of exchange rate changes on cash                                (44,540)            28,662
                                                           --------------------  -----------------
Net increase (decrease) in cash and equivalents                        (85,150)         6,691,650
Cash and equivalents:
Beginning of year                                                   72,540,720         59,341,655
                                                           --------------------  -----------------
End of year                                                       $ 72,455,570       $ 66,033,305
                                                           ====================  =================





      See accompanying notes to condensed consolidated financial statements

                                BEBE STORES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

INTERIM FINANCIAL STATEMENTS

         The accompanying Condensed Consolidated Balance Sheets of bebe stores, inc. as of September 30, 2000 and September 30, 1999 and the interim Condensed Consolidated Statements of Operations for the three months ended September 30, 2000 and September 30, 1999 and Condensed Consolidated Statements of Cash Flows for the three months ended September 30, 2000 and September 30, 1999 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The Consolidated Balance Sheet at June 30, 2000 was derived from audited financial statements. Our business is affected by the pattern of seasonality common to most retail apparel businesses. The results for the current and prior periods are not necessarily indicative of future financial results.

         Certain notes and other information have been condensed or omitted from the interim Condensed Consolidated Financial Statements presented in this Quarterly Report on Form 10-Q. Therefore, these Condensed Consolidated Financial Statements should be read in conjunction with our Fiscal 2000 Annual Report on Form 10-K.

EARNINGS PER SHARE

         Under SFAS No. 128, we provide dual presentation of EPS on a basic and diluted basis. Our granting of certain stock options resulted in potential dilution of basic EPS. The following table summarizes the difference between basic weighted average shares outstanding and diluted weighted average shares outstanding used to compute diluted EPS.



                                                       For the Three Months Ended
                                                              September 30,
                                                           2000        1999
                                                       ----------- -------------


Basis weighted average number of
Shares outstanding                                      24,607,443    24,402,469
                                                       ----------- -------------
Incremental shares from assumed
Issuance of stock options                                  656,259       915,991
                                                       ----------- -------------
Diluted weighted average number of
Shares outstanding                                      25,263,702    25,318,460
                                                       ----------- -------------




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

RESULTS OF OPERATIONS

         The following table sets forth certain financial data as a percentage of net sales for the periods indicated:


                                                                           FOR THE THREE MONTHS ENDED
                                                                                  SEPTEMBER 30,
STATEMENTS OF OPERATIONS DATA:                                                2000           1999
                                                                              ----           ----


     Net sales                                                               100.0%         100.0%
     Cost of sales, including buying and occupancy (1)                        52.1           47.5
                                                                             -----          -----
     Gross profit                                                             47.9           52.5
     Selling, general and administrative expenses (2)                         34.0           31.5
                                                                             -----          -----
     Income from operations                                                   13.9           21.0
     Interest and other expenses (income), net                                (1.3)          (1.0)
                                                                             ------         ------
     Earnings before income taxes                                             15.2           22.0
     Provision for income taxes                                                5.8            8.8
                                                                             -----          -----
     Net earnings                                                              9.4           13.2
                                                                             =====          =====


(1) Cost of sales includes the cost of merchandise, buying costs and store occupancy costs.
(2) Selling, general and administrative expenses primarily consist of non-occupancy store costs, corporate overhead and advertising costs.

         NET SALES. Net sales increased to $62.0 million during the three months ended September 30, 2000 from $56.6 million in the same period of the prior year, an increase of $5.4 million, or 9.5%. Net sales for the quarter were comprised of $45.9 million from stores open more than one year, representing a 12.2% decrease in comparable store sales versus the prior year. The remaining sales of $16.1 million were generated by stores not included in the comparable store sales base and to a lesser extent on-line sales, wholesale sales to international licensees, and royalty revenue from product licensees.

         We operated 133 stores at September 30, 2000 compared to 104 stores at September 30, 1999. We opened eleven new stores this quarter and anticipate opening fourteen to nineteen additional new stores by the end of the fiscal year. We closed two stores during the quarter and anticipate closing two to three additional stores during the fiscal year. In addition to our traditional brick-and-mortar stores, we also operate an on-line store, which can be found at www.bebe.com.

         GROSS PROFIT. Gross profit, which includes the cost of merchandise, buying and occupancy, was $29.7 million during both quarters ended September 30, 2000 and September 30, 1999. As a percentage of net sales, gross profit decreased to 47.9% for the three-month period ended September 30, 2000 from 52.5% in the same three-month period of the prior year. The decrease in gross profit as a percentage of net sales resulted from the decrease of comparable store sales volume, increased occupancy costs related to new and expanded stores and lower net merchandise margins.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses, which primarily consist of non-occupancy store costs, corporate overhead and advertising costs, increased to $21.0 million during the three months ended September 30, 2000 from $17.9 million in the same period of the prior year, an increase of $3.1 million, or 17.3%. As a percentage of net sales, these expenses increased to 34.0% during the three-month period from 31.5% in the same period of the prior year. This increase as a percentage of net sales was largely a result of increased compensation and depreciation expenses as a percentage of sales.

         INTEREST AND OTHER EXPENSE (INCOME), NET. We generated approximately $0.80 million of interest and other income (net of other expenses) during the three months ended September 30, 2000 as compared to approximately $0.60 million in the same three-month period of the prior year. We had no borrowings under our line of credit during the quarter ended September 30, 2000. The increase in interest and other income is a result of higher cash balances.

         PROVISION FOR INCOME TAXES. The effective tax rate for the quarter ended September 30, 2000, was approximately 38.1% as compared to 39.9% in the prior year. This quarter's tax rate decrease was largely due to income from tax-advantaged investments.

LIQUIDITY AND CAPITAL RESOURCES

         Our working capital requirements vary widely throughout the year and generally peak in the first and second fiscal quarters. At September 30, 2000, we had approximately $72.5 million of cash and cash equivalents on hand. In addition, we had a revolving line of credit, under which we could borrow or issue letters of credit up to a combined total of $10.0 million. As of September 30, 2000, there were no borrowings under the line of credit and letters of credit outstanding totaled $9.2 million.

         Net cash provided by operating activities for the three months ended September 30, 2000 was $ 6.9 million. Cash provided by operating activities for the period was primarily generated by earnings and depreciation reduced by changes in working capital.

         Net cash used by investing activities for the three-month period ended September 30, 2000 was $7.1 million. The primary use of these funds was for the opening of new stores and investments in management information systems. We opened 24 new stores in fiscal 2000 and expect to open approximately 25 to 30 stores in fiscal 2001. We estimate that capital expenditures will be between $18 million and $20 million in fiscal 2001.

         Net cash provided by financing activities was $202,818 for the three months ended September 30, 2000. Net cash provided by financing activities primarily was derived from proceeds from the issuance of common stock arising from stock option exercises.

         We believe that our cash on hand, together with our cash flow from operation, will be sufficient to meet our capital and operating requirements through fiscal 2001. Our future capital requirements, however, will depend on numerous factors, including without limitation, the size and number of new and expanded stores, investment costs for management information systems, corporate office and distribution center expansions, potential acquisitions and/or joint ventures, and future results of operations.

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

    2. IF WE ARE NOT ABLE TO EFFECTIVELY MANAGE OUR GROWTH, OUR PROFITABILITY MAY BE NEGATIVELY IMPACTED. Our continued growth depends, to a significant degree, on our ability to identify sites and open and operate new stores on a profitable basis. We expect to open approximately 25 to 30 stores in fiscal 2001. Our plan to expand successfully depends on the following factors:

-        the availability of desirable locations;
-        the ability to negotiate acceptable leases for such locations;
-        the ability to manage the expansion of the store base;
- the ability to source inventory adequate to meet the needs of new stores;
-        the ability to operate stores profitably once opened;
-        the development of adequate management information systems to support
-        expanded activity;
-        the ability to recruit and retain new employees;
-        the availability of capital; and
- general economic and business conditions affecting consumer confidence and spending.

    In selected markets, we may open flagship stores that will be larger and more expensive to operate than existing stores. If these flagship stores do not generate sufficient revenues to cover their higher costs, our financial results could be negatively affected.

    We cannot assure that we will achieve our planned expansion on a timely and profitable basis. In addition, most of our new store openings in fiscal 2001 will be in existing markets. These openings may affect the existing stores' net sales volumes and profitability. Furthermore, we will need to hire experienced executive personnel to support the planned improvements and expansions of our business. We cannot assure that we will be successful in hiring such personnel in a time frame necessary to manage and support our expansion plans.

    3. WE HAVE IN THE PAST AND MAY IN THE FUTURE EXPERIENCE A DECLINE IN OUR COMPARABLE STORE SALES PERFORMANCE, WHICH COULD AFFECT OUR PROFITABILITY. In the second half of fiscal 2000 and first quarter of fiscal 2001, we experienced a decrease in comparable store sales volumes. We expect to continue to experience decreases in comparable store sales volumes in the current quarter as compared to the same period last year. We also expect that comparable store growth, if any, in the future periods will be lower than rates achieved in fiscal 1998 and 1999 and the first half of fiscal 2000. During those recent periods of relatively high comparable store sales growth, we experienced favorable merchandise margins primarily because (i) we were able to sell our merchandise with lower markdown rates due in part to increases in same store sales and (ii) large comparable store sales increases resulted in favorable occupancy expense leverage. As comparable store sales performance has moderated, the decline in merchandise margins has reduced gross margins. In addition, newer and expanded stores have become a larger percentage of the entire store base, which has increased occupancy costs as a percentage of sales. These factors may further reduce gross margins. In addition, our selling, general and administrative expenses have increased as a percentage of net sales in the recent quarters. To the extent same store sales growth rates continue to moderate, it will be more difficult for us to generate favorable selling, general and administrative expense leverage.

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

    3. IF ECONOMIC CONDITIONS DETERIORATE, IT COULD HAVE A NEGATIVE IMPACT
ON OUR BUSINESS, SALES AND PROFITABILITY. The retail and apparel industries are subject to substantial cyclical variation. A recession in the general economy or a decline in consumer spending in the apparel industry could harm our financial performance. Consumers generally purchase less apparel and related merchandise during recessionary periods and consumer spending may decline at other times. A prolonged economic downturn could harm our financial condition. We cannot assure that our customers would continue to make purchases during a recession.

RISKS RELATING TO OUR COMMON STOCK:

    1. OUR STOCK PRICE MAY FLUCTUATE BECAUSE OF THE SMALL NUMBER OF SHARES THAT CAN BE PUBLICLY TRADED AND THE LOW AVERAGE DAILY TRADING VOLUMES. The vast majority of our outstanding shares of our common stock are not registered and are subject to trading restrictions. As of September 30, 2000, only 3,743,014 shares of our common stock were available to be publicly traded, and as a result, our average daily trading volumes are relatively low, and our stock price is vulnerable to market swings due to large purchases, sales and short sales of our common stock.

    2. BECAUSE A PRINCIPAL SHAREHOLDER CONTROLS THE COMPANY, OTHER SHAREHOLDERS MAY NOT BE ABLE TO INFLUENCE THE DIRECTION THE COMPANY TAKES. As of September 30, 2000, Manny Mashouf, the Chairman, President and Chief Executive Officer, beneficially owned approximately 84.2% the outstanding shares of our common stock. As a result, he alone can control the election of directors and the outcome of all issues submitted to the shareholders. This may make it more difficult for a third party to acquire shares, may discourage acquisition bids, and could limit the price that certain investors might be willing to pay for shares of common stock. This concentration of stock ownership may have the effect of delaying, deferring or preventing a change in control of our company.

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

    6. ALL OF OUR RESTRICTED SECURITIES ARE ELIGIBLE TO BE SOLD, WHICH MAY CAUSE DILUTION OF OUR COMMON STOCK. As of September 30, 2000, we had a total of 24,640,960 shares of common stock outstanding. Of these shares, 20,901,607 are held by the existing shareholders as "restricted securities," which means they acquired these securities from our company in a transaction that did not involve a public offering. These shares may be sold in the public market only if they are registered or if they qualify for an exemption from registration under Rule 144 of the Securities Act. At this time, all restricted securities will be eligible to be sold, subject to certain volume and other limitations under Rule 144.

    As of September 30, 2000, options to purchase 2,235,993 shares of common stock were outstanding and exercisable, subject to certain vesting and repurchase restrictions.

    STOCK PLANS. On June 26, 1997 the Board of Directors adopted the 1997 Stock Plan (the "Stock Plan"). Options granted under the Stock Plan have a ten-year term and may be either incentive stock options, non-qualified stock options, stock purchase rights or stock awards. We have reserved 2,830,000 shares of common stock for issuance under the Stock Plan. Additionally, in August 2000, the Board of Directors unanimously adopted an amendment to the Stock Plan increasing the number of common stock reserved for issuance by 1,500,000, subject to shareholder approval at the Annual Meeting of Shareholders on November 20, 2000. The options granted are immediately exercisable, but are subject to repurchase at the original exercise price in the event that the optionee's employment ceases for any reason. Our right of repurchase generally lapses over a four-year period as follows: 20% in each of the first two years after the grant date and 30% in the third and fourth years after the grant date, with full lapse of the repurchase option occurring on the fourth anniversary date. See Note 8 of Notes to Financial Statements.

    STOCK PURCHASE PLAN. On April 7, 1998, our 1998 Employee Stock Purchase Plan (the "Plan") was adopted and approved by the shareholders. A total of 750,000 shares of common stock has been reserved for issuance under the Plan. The Plan will allow eligible employees to purchase our common stock in an amount, which may not exceed 10% of the employee's compensation. The Plan will be implemented by sequential 24-month offerings. Each offering will generally be comprised of eight, three-month purchase periods, with shares purchased on the last day of each purchase period (a "Purchase Date"). The price at which stock may be purchased is equal to 85% of the lower of fair market value of our common stock on the first day of the purchase period or the Purchase Date. There were 36,965 shares issued under the Plan in the fiscal year ended June 30, 2000 and 10,663 shares issued during the quarter ended September 30, 2000 under the Plan.

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

         The interest payable on the Company's bank line of credit is based on variable interest rates and therefore affected by changes in market interest rates. If interest rates rose .95 basis points (a 10% change from the bank's reference rate as of September 30, 2000), the Company's results from operations and cash flows would not be materially affected.

FOREIGN CURRENCY RISKS

         The Company enters into a significant amount of purchase obligations outside of the U.S. which are settled in U.S. Dollars and, therefore, has only minimal exposure to foreign currency exchange risks. The Company also operates two subsidiaries with a base currency other than the U.S. Dollar. These subsidiaries represented less than one percent of total revenues and, therefore, present only minimal exposure to foreign currency exchange risks. The Company does not hedge against foreign currency risks and believes that foreign currency exchange risk is immaterial.

PART II.  OTHER INFORMATION

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


                               Dated November 14, 2000

                               bebe stores, inc.

                               /s/   Blair W. Lambert
                               ----------------------------------------
                               Blair W. Lambert,
                               Chief Financial Officer
                               (Principal Financial and Accounting Officer)