Form 10-Q
period 2000-12-31
BEBE STORES INC
filed 2001-02-14
CIK 1059272

===============================================================================



                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q
          (X)     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2000

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

         COMMON STOCK, PAR VALUE OF $0.001 PER SHARE, 24,705,049 SHARES
                       OUTSTANDING AS OF JANUARY 31, 2001


================================================================================

                                BEBE STORES, INC.

                                TABLE OF CONTENTS



                                                                                                        PAGE
                                                                                                        NO.


PART I.       FINANCIAL INFORMATION
     ITEM 1.       Consolidated Financial Statements

         Condensed Consolidated Balance Sheets as of December 31, 2000 (unaudited),
              June 30, 2000 and December 31, 1999 (unaudited) .............................................3

         Condensed Consolidated Statements of Operations for the Three months ended December 31, 2000 and 1999 and Six months ended December 31,
              2000 and 1999 ...............................................................................4

         Condensed Consolidated Statements of Cash Flows for the Six months ended
              December 31, 2000 and 1999 ..................................................................5

         Notes to Condensed Consolidated Financial Statements..............................................6

     ITEM 2.       Management's Discussion and Analysis of Financial Condition and
                           Results of Operations.......................................................... 6

     ITEM 3.       Quantitative and Qualitative Disclosures about Market Risk ............................16

PART II       OTHER INFORMATION
     ITEM 1.       Legal Proceedings .....................................................................17

     ITEM 2.       Changes in Securities and Use of Proceeds .............................................17

     ITEM 3.       Defaults Upon Senior Securities .......................................................17

     ITEM 4.       Submission of Matters to a Vote of Security Holders ...................................17

     ITEM 5.       Other Information .....................................................................18

     ITEM 6.       Exhibits and Reports on Form 8-K ......................................................18

SIGNATURES ...............................................................................................19


PART I.       FINANCIAL INFORMATION
ITEM 1.       Consolidated Financial Statements


                                                    bebe stores, inc.
                                          CONDENSED CONSOLIDATED BALANCE SHEETS

                                                               AS OF DECEMBER 31,    AS OF JUNE 30,     AS OF DECEMBER 31,
                                                              -------------------- ------------------  -------------------
                                                                     2000                2000                 1999
                                                              -------------------- ------------------  -------------------
                                                                  (UNAUDITED)                             (UNAUDITED)


Assets:
Current assets:
    Cash and equivalents                                             $ 93,610,215       $ 72,540,720         $ 84,086,564
    Receivables (net of allowance of $294,096,
    $163,771 and $106,120)                                              2,166,887          2,198,862            1,813,608
    Inventories, net                                                   24,819,956         24,346,643           19,304,201
    Prepaid and other                                                   4,856,450          4,050,553            2,661,728
                                                              -------------------- ------------------  -------------------
    Total current assets                                              125,453,508        103,136,778          107,866,101
Equipment and leasehold improvements, net                              36,152,182         30,602,719           22,575,585
Other assets                                                            3,906,606          3,922,203            3,584,364
                                                              -------------------- ------------------  -------------------
Total assets                                                        $ 165,512,296      $ 137,661,700        $ 134,026,050
                                                              ==================== ==================  ===================

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
    Accounts payable                                                  $ 9,871,371       $ 12,966,116         $ 11,951,215
    Accrued liabilities                                                16,644,894          9,173,670           12,588,359
    Current portion of long-term debt                                      88,117            114,342              147,329
    Income taxes payable                                                4,566,092            171,448            4,062,063
                                                              -------------------- ------------------  -------------------
    Total current liabilities                                          31,170,474         22,425,576           28,748,966
Long-term debt                                                             24,454             58,307               65,830
Deferred rent                                                           3,729,523          3,377,881            3,607,024
                                                              -------------------- ------------------  -------------------
Total liabilities                                                    $ 34,924,451       $ 25,861,764         $ 32,421,820
                                                              -------------------- ------------------  -------------------

Commitments and contingencies
Shareholders' equity:
    Preferred stock-authorized 1,000,000 shares at
    $0.001 par value per share; no shares issued
    and outstanding                                                  $         --      $          --        $          --
    Common stock-authorized 40,000,000 shares
    at $0.001 par value per share; issued
    and outstanding 24,693,119, 24,589,361
    and 24,461,320 shares                                                  24,694             24,590               24,462
    Additional paid-in capital                                         25,462,214         24,661,509           24,227,764
    Deferred compensation and other                                      (237,778)          (523,158)            (906,586)
    Retained earnings                                                 105,338,715         87,636,995           78,258,590
                                                              -------------------- ------------------  -------------------
    Total shareholders' equity                                        130,587,845        111,799,936          101,604,230
                                                              -------------------- ------------------  -------------------
Total liabilities and shareholders' equity                          $ 165,512,296      $ 137,661,700        $ 134,026,050
                                                              ==================== ==================  ===================


     See accompanying notes to condensed consolidated financial statements.

                                BEBE STORES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                     THREE MONTHS ENDED DECEMBER 31,          SIX MONTHS ENDED DECEMBER 31,
                                                 ----------------------------------------  -------------------------------------
                                                         2000                1999                2000               1999
                                                 --------------------- ------------------  ------------------ ------------------


Net sales                                                $ 92,993,910       $ 78,137,711       $ 154,951,597      $ 134,775,050
Cost of sales, including buying and occupancy              46,797,706         36,943,579          79,095,166         63,862,522
                                                 --------------------- ------------------  ------------------ ------------------
Gross profit                                               46,196,204         41,194,132          75,856,431         70,912,528
Selling, general and administrative expenses               27,616,552         21,240,738          48,655,683         39,095,328
                                                 --------------------- ------------------  ------------------ ------------------
Income from operations                                     18,579,652         19,953,394          27,200,748         31,817,200
Other expense (income):
Interest expense                                                3,061              4,500               8,440             11,881
Interest income                                              (900,781)          (807,801)         (1,727,126)        (1,417,264)
Other                                                          41,257             (1,688)             48,092              1,469
                                                 --------------------- ------------------  ------------------ ------------------
Earnings before income taxes                               19,436,115         20,758,383          28,871,342         33,221,114
Provision for income taxes                                  7,559,667          8,254,397          11,157,586         13,227,475
                                                 --------------------- ------------------  ------------------ ------------------
Net earnings                                             $ 11,876,448       $ 12,503,986        $ 17,713,756       $ 19,993,639
                                                 ===================== ==================  ================== ==================
Basic earnings per share                                 $       0.48             $ 0.51        $       0.72       $       0.82
Diluted earnings per share                               $       0.47             $ 0.49        $       0.70       $       0.79
Basic weighted average shares outstanding                  24,672,373         24,433,047          24,637,515         24,408,565
Diluted weighted average shares outstanding                25,504,963         25,316,585          25,375,769         25,302,547




     See accompanying notes to condensed consolidated financial statements.

                                BEBE STORES, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)





                                                                                FOR THE SIX MONTHS ENDED DECEMBER 31,
                                                                                    2000                     1999
                                                                             --------------------    ---------------------


Cash flows from operating activities:
Net earnings                                                                        $ 17,713,756             $ 19,993,639
Adjustments to reconcile net earnings to cash provided by operating activities:
    Non-cash compensation expense                                                        277,368                  362,730
    Depreciation and amortization                                                      4,090,353                2,392,326
    Tax benefit from options exercised                                                   268,615                  419,366
    Net loss on disposal of property                                                      45,778                  153,186
    Deferred rent                                                                        354,622                  170,888
Changes in operating assets and liabilities:
    Receivables                                                                          339,605                 (524,604)
    Inventories                                                                         (476,156)               3,244,337
    Other assets                                                                         (75,458)                (126,591)
    Prepaid expenses                                                                    (802,106)                 560,388
    Accounts payable                                                                  (3,093,999)              (1,356,522)
    Accrued liabilities                                                                7,345,586                2,641,814
    Income taxes payable                                                               4,493,344                3,731,687
                                                                             --------------------    ---------------------
    Net cash provided by operating activities                                         30,481,308               31,662,644
                                                                             --------------------    ---------------------

Cash flows from investing activities:
Purchase of equipment and improvements                                               (10,882,521)              (8,172,609)
Proceeds from tenant allowance                                                         1,115,734                  591,227
                                                                             --------------------    ---------------------
    Net cash used in investing activities                                             (9,766,787)              (7,581,382)
                                                                             --------------------    ---------------------

Cash flows from financing activities:
Repayments of and additions to capital leases                                            (41,305)                 (19,855)
Repayments of investment note                                                            (18,364)                 (26,771)
Net proceeds from issuance of common stock                                               552,366                  673,507
                                                                             --------------------    ---------------------
    Net cash provided by financing activities                                            492,697                  626,881
                                                                             --------------------    ---------------------

Effect of exchange rate changes on cash                                                 (137,723)                  36,766
Net increase in cash and equivalents                                                  21,069,495               24,744,909
Cash and equivalents:
    Beginning of period                                                               72,540,720               59,341,655
                                                                             --------------------    ---------------------
    End of period                                                                   $ 93,610,215             $ 84,086,564
                                                                             ====================    =====================





   See accompanying notes to condensed consolidated financial statements.

                                BEBE STORES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


INTERIM FINANCIAL STATEMENTS

         The accompanying Condensed Consolidated Balance Sheets of bebe stores, inc. as of December 31, 2000 and December 31, 1999 and the Condensed Consolidated Statements of Operations for the three months and six months ended December 31, 2000 and December 31, 1999 and Condensed Consolidated Statements of Cash Flows for the six months ended December 31, 2000 and December 31, 1999 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The Consolidated Balance Sheet at June 30, 2000 was derived from audited financial statements. Our business is affected by the pattern of seasonality common to most retail apparel businesses. The results for the current and prior periods are not necessarily indicative of future financial results.

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


                                                FOR THE THREE MONTHS             FOR THE SIX MONTHS
                                                  ENDED DECEMBER 31,              ENDED DECEMBER 31,
                                                2000           1999             2000           1999
                                            -------------  --------------   -------------  --------------


Basis weighted average number of
  Shares outstanding                          24,672,373      24,433,047      24,637,515      24,408,565
Incremental shares from assumed
  Issuance of stock options                      832,590         883,538         738,254         893,982
                                            -------------  --------------   -------------  --------------
Diluted weighted average number of
  Shares outstanding                          25,504,963      25,316,585      25,375,769      25,302,547
                                            =============  ==============   =============  ==============



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


RESULTS OF OPERATIONS

         The following table sets forth certain financial data as a percentage of net sales for the periods indicated:




                                                             FOR THE THREE MONTHS       FOR THE SIX MONTHS
                                                               ENDED DECEMBER 31,       ENDED DECEMBER 31,
STATEMENTS OF OPERATIONS DATA:                                 2000        1999          2000         1999
                                                               ----        ----          ----         ----


Net Sales                                                       100.0%       100.0%        100.0%       100.0%
Cost of sales, including buying and occupancy (1)                50.3         47.3          51.0         47.4
                                                                -----        -----         -----        -----
Gross profit                                                     49.7         52.7          49.0         52.6
Selling, general and administrative expenses (2)                 29.7         27.2          31.4         29.0
                                                                -----        -----         -----        -----
Income from operations                                           20.0         25.5          17.6         23.6
Interest and other expenses (income), net                        (0.9)        (1.0)         (1.1)        (1.0)
                                                                -----        -----         -----        -----
Earnings before income taxes                                     20.9         26.5          18.7         24.6
Provision for income taxes                                        8.1         10.5           7.2          9.8
                                                                -----        -----          ----        -----
Net earnings                                                     12.8%        16.0%         11.5%        14.8%
                                                                =====        =====         =====        =====






(1) Cost of sales includes the cost of merchandise, buying costs and store occupancy costs.
(2) Selling, general and administrative expenses primarily consist of non-occupancy store costs, corporate overhead and advertising costs.

         NET SALES. Net sales increased to $93.0 million during the three months ended December 31, 2000 from $78.1 million in the same period of the prior year, an increase of $14.9 million, or 19.1%. Net sales for the quarter were comprised of $70.5 million from stores open more than one year, representing a 1.2% decrease in comparable store sales versus the prior year. The remaining sales of $22.5 million were generated by stores not included in the comparable store sales base and to a lesser extent on-line sales, wholesale sales to international licensees, and royalty revenue from product licensees. For the six months ended December 31, 2000, net sales increased to $155.0 million from $134.8 million in the same six-month period of the prior year, an increase of $20.2 million, or 15.0%. Net sales for the six-month period were comprised of $116.4 million from stores open more than one year, representing a 5.9% decrease in comparable store sales versus the prior year. The remaining sales of $38.6 million were generated by stores not included in the comparable store sales base and to a lesser extent on-line sales, wholesale sales to international licensees, and royalty revenue from product licensees.

         We operated 137 stores at December 31, 2000 compared to 110 stores at December 31, 1999. We opened four new stores this quarter, eleven new stores in the first quarter and anticipate opening ten to fifteen additional new stores by the end of the fiscal year. We closed two stores in the first quarter and anticipate closing three additional stores during the fiscal year. In addition to our traditional brick-and-mortar stores, we also operate an on-line store, which can be found at www.bebe.com.

         GROSS PROFIT. Gross profit, which includes the cost of merchandise, buying and occupancy, increased to $46.2 million during the three months ended December 31, 2000 from $41.2 million for the same three-month period of the prior year, an increase of $5.0 million, or 12.1%. As a percentage of net sales, gross profit decreased to 49.7% for the three-month period ended December 31, 2000 from 52.7% in the same three-month period of the prior year. For the six months ended December 31, 2000, gross profit increased to $75.9 million from $70.9 million for the same six-month period of the prior year, an increase of $5.0 million, or 7.1%. As a percentage of net sales, gross profit decreased to 49.0% for the six-month period from 52.6% in the same six-month period of the prior year. The decrease in gross profit as a percentage of net sales resulted from the decrease of comparable store sales volume, increased occupancy costs related to new and expanded stores and lower net merchandise margins.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses, which primarily consist of non-occupancy store costs, corporate overhead and advertising costs, increased to $27.6 million during the three months ended December 31, 2000 from $21.2 million in the same period of the prior year, an increase of $6.4 million, or 30.2%. As a percentage of net sales, these expenses increased to 29.7% during the three-month period from 27.2% in the same period of the prior year. For the six months ended December 31, 2000, selling, general and administrative expenses increased to $48.7 million from $39.1 million in the same six-month period of the prior year, an increase of $9.6 million, or 24.6%. As a percentage of net sales, these expenses increased to 31.4% during the six-month period from 29.0% in the same period of the prior year. This increase as a percentage of net sales was largely a result of increased compensation, repairs and maintenance, and depreciation expenses as a percentage of sales. Selling, general and administrative expenses include the impact of a non-recurring expense of $0.9 million for the tentative resolution of a lawsuit. The company does not anticipate that the final resolution of the lawsuit will impact its ongoing operating cost structure.

         INTEREST AND OTHER EXPENSE (INCOME), NET. We generated approximately $0.9 million of interest and other income (net of other expenses) during the three months ended December 31, 2000 as compared to approximately $0.8 million in the same three-month period of the prior year. For the six months ended December 31, 2000, the Company generated $1.7 million of interest and other income (net of other expense) as compared to $1.4 million in the same six-month period of the prior year. We had no borrowings under our line of credit during the quarter ended December 31, 2000. The increase in interest and other income is a result of higher cash balances.

         PROVISION FOR INCOME TAXES. The effective tax rate for the quarter ended December 31, 2000, was approximately 38.9% as compared to 39.8% in the prior year. This quarter's tax rate decrease was largely due to income from tax-advantaged investments.


LIQUIDITY AND CAPITAL RESOURCES

         Our working capital requirements vary widely throughout the year and generally peak in the first and second fiscal quarters. At December 31, 2000, we had approximately $93.6 million of cash and cash equivalents on hand. In addition, we had a revolving line of credit, under which we could borrow or issue letters of credit up to a combined total of $10.0 million. As of December 31, 2000, there were no borrowings under the line of credit and letters of credit outstanding totaled $3.5 million.

         Net cash provided by operating activities for the six months ended December 31, 2000 was $30.5 million. Cash provided by operating activities for the period was primarily generated by earnings, depreciation and changes in working capital.

         Net cash used by investing activities for the six-month period ended December 31, 2000 was $9.8 million. The primary use of these funds was for the opening of new stores and investments in management information systems. We opened 15 new stores in the first six months of fiscal 2001 and expect to open approximately 10 to 15 stores in the second half of fiscal 2001. We estimate that capital expenditures will be between $18 million and $20 million in fiscal 2001.

         During the quarter, the Company entered into a lease agreement for a 144,000 square foot distribution facility in Benicia, CA. We expect to incur total capital expenditures of approximately $3 to $4 million related to the new facility during the second half of fiscal 2001 and first quarter of fiscal 2002.

         We are currently reviewing a proposal to consolidate our corporate offices into a space we currently lease at 400 Valley Drive, Brisbane, CA. The plan calls for the conversion of 37,000 square feet of warehouse and office space into a 58,000 square foot office building. If approved, we expect to incur capital expenditures of approximately $4 to $5 million related to the conversion and build-out. The new building would be ready for occupancy in fiscal 2002.

         Net cash provided by financing activities was $0.5 million for the six months ended December 31, 2000. Net cash provided by financing activities primarily was derived from proceeds from the issuance of common stock arising from stock option exercises.

         We believe that our cash on hand, together with our cash flow from operations, will be sufficient to meet our capital and operating requirements through fiscal 2001 and 2002. Our future capital requirements, however, will depend on numerous factors, including without limitation, the size and number of new and expanded stores and/or store concepts, investment costs for management information systems, corporate office and distribution center expansions, potential acquisitions and/or joint ventures, stock repurchase, and future results of operations.

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


RISKS RELATING TO OUR BUSINESS:

    1. IF WE MISCALCULATE THE DEMAND FOR OUR PRODUCTS, OUR SALES AND PROFITABILITY MAY BE NEGATIVELY IMPACTED. Our success depends on our ability to balance our inventory of merchandise with the demand for such merchandise. If we miscalculate the demand for our products, we may be faced with significant excess inventory or lack of inventory. This would result in excess fabric for some products and missed opportunities for others. This may result in weak sales and markdowns and/or write-offs, which could impair our profitability.

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

    3. WE HAVE IN THE PAST AND MAY IN THE FUTURE EXPERIENCE A DECLINE IN OUR COMPARABLE STORE SALES PERFORMANCE, WHICH COULD AFFECT OUR PROFITABILITY. In the second half of fiscal 2000 and first half of fiscal 2001, we experienced a decrease in comparable store sales volumes. While we are currently planning for flat to slightly positive comparable store sales for the third quarter, we expect to continue to experience decreases in comparable store sales volumes during months of the current quarter as compared to the same period last year. We also expect that comparable store growth, if any, in the future periods will be lower than rates achieved in fiscal 1998 and 1999 and the first half of fiscal 2000. During those recent periods of relatively high comparable store sales growth, we experienced favorable merchandise margins primarily because (i) we were able to sell our merchandise with lower markdown rates due in part to increases in same store sales and (ii) large comparable store sales increases resulted in favorable occupancy expense leverage. As comparable store sales performance has moderated, the decline in merchandise margins has reduced gross margins. In addition, newer and expanded stores have become a larger percentage of the entire store base, which has increased occupancy costs as a percentage of sales. These factors may further reduce gross margins. In addition, our selling, general and administrative expenses have increased as a percentage of net sales in the recent quarters. To the extent same store sales growth rates continue to moderate, it will be more difficult for us to generate favorable selling, general and administrative expense leverage.

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

-        control inventory shrinkage; and

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

    10. OUR BUSINESS IS SEASONAL AND OUR QUARTERLY RESULTS MAY FLUCTUATE WHICH MAY HARM OUR STOCK PRICE. OUR SALES VOLUMES AND LEVELS OF PROFITABILITY FLUCTUATE ON A QUARTERLY BASIS. We tend to generate larger sales and, to an even greater extent, profitability levels in the first and second quarters, which include the fall and holiday selling seasons, of our fiscal year. If for any reason sales are below seasonal norms during the first and second quarters of our fiscal year our quarterly and annual results of operations would be harmed. Our quarterly financial performance may also fluctuate widely as a result of a number of other factors such as:

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

    11. OUR SUCCESS DEPENDS ON OUR KEY EMPLOYEES, THE LOSS OF WHOM COULD DISRUPT OUR BUSINESS. WE DEPEND UPON THE EFFORTS OF OUR KEY EMPLOYEES, PARTICULARLY MANNY MASHOUF, THE FOUNDER, CHAIRMAN AND CHIEF EXECUTIVE OFFICER. Of our executive officers, only John Parros, President and Chief Operating Officer, is bounded by an employment agreement and therefore all other executive officers' employment is at will. Except for Mr. Mashouf, we do not carry "key person" life insurance policies on any of our employees. If we lose the services of Mr. Mashouf or any key officers or employees, it could harm our business and results of operations.

    In addition, our success depends to a significant degree on our ability to attract and retain experienced employees. There is substantial competition for experienced personnel, which we expect to continue. We compete for experienced personnel with companies who have greater financial resources than we do. In the past, we have experienced significant turnover of our personnel. If we fail to attract, motivate and retain qualified personnel, it could harm our business and results of operations.

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

    13. IF WE ARE NOT ABLE TO REGISTER OR PROTECT OUR TRADEMARKS, OUR ABILITY TO CAPITALIZE ON THE VALUE OF OUR BRAND NAME MAY BE IMPAIRED. We believe that our trademarks and other proprietary rights are important to our success. We have registered "bebe" and "bebe moda" and have applied for "bbsp" in the United States and certain foreign jurisdictions. Even though we take actions to establish and protect our trademarks and other proprietary rights, we cannot assure you that others will not imitate our products or infringe on our intellectual property rights. In addition, we cannot assure that others will not resist or seek to block the sale of our products as violative of their trademark and proprietary rights. In certain jurisdictions, other entities may have rights to names that contain the word "bebe," which could limit our ability to expand in such jurisdictions.

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

    Currently, we are evaluating our opportunities to expand our product offering and extend our geographic reach through licensing or joint venture arrangements. We have limited experience with any such arrangements, and we cannot assure that such arrangements will be successful. Furthermore, while we intend to maintain control of the presentation of bebe merchandise through the terms of any such agreement, we cannot assure that any licensee or joint venture partner will comply with such contractual provisions. Any deviation from the contracts' terms may harm our brand image.

    14. WE CURRENTLY OPERATE TWO CORPORATE OFFICES AND A DISTRIBUTION CENTER IN BRISBANE, CALIFORNIA. WE ALSO OPERATE A TECHNOLOGY SUPPORT CENTER IN SACRAMENTO, CALIFORNIA, A FABRIC WAREHOUSE IN SOUTH SAN FRANCISCO, CALIFORNIA, AND A DESIGN STUDIO IN LOS ANGELES, CALIFORNIA. We have entered into agreements that allow us to move our distribution center to Benicia, California. We are currently reviewing a proposal to consolidate our corporate offices into a space we currently lease at 400 Valley Drive, Brisbane, CA. Any serious disruption at these facilities whether due to the construction, relocation and employment needs of the new facilities, fire, earthquake or otherwise would harm our operations and could have a harmful effect on our business and results of operations. Furthermore, we have little experience operating facilities away from our main corporate offices in the past and are uncertain what effect operating such satellite facilities might have on business, personnel and results of operations.

    15. IF WE ARE NOT ABLE TO SUCCESSFULLY ENTER INTERNATIONAL MARKETS, OUR ABILITY TO EXPAND BEYOND THE UNITED STATES MAY BE IMPAIRED. We currently operate two stores in Canada and two stores in the United Kingdom. We are evaluating our opportunities to expand our geographic reach in additional markets. We have limited experience with doing business in foreign countries and our brand names do not have the same recognition in such markets as they do in the United States. Accordingly, we continually review the performance of these international stores and cannot assure that such expansion will be successful. Although we are currently reviewing alternatives to maintain our presence in such market, such as a licensing or joint venture arrangement, we plan to close the two stores in the United Kingdom prior to the end of fiscal 2001. We cannot assure you that we will be able to maintain our presence in such market or that any licensing or joint venture arrangement will be successful.

RISKS RELATING TO OUR INDUSTRY:

    1. WE FACE SIGNIFICANT COMPETITION IN THE RETAIL AND APPAREL INDUSTRY, WHICH COULD HARM OUR SALES AND PROFITABILITY. The retail and apparel industries are highly competitive and are characterized by low barriers to entry. We expect competition in our markets to increase. The primary competitive factors in our markets are:

-        brand name recognition;

-        product styling;

-        product quality;

-        product presentation;

-        product pricing;

-        store ambiance;

-        customer service; and

-        convenience.

    We compete with traditional department stores, specialty store retailers, business to consumer websites, off-price retailers and direct marketers for, among other things, raw materials, market share, retail space, finished goods, sourcing and personnel. Because there are a growing number of competitors and these competitors are larger and have substantially greater financial, distribution and marketing resources than we do, we may lack the resources to adequately compete with them. If we fail to compete in any way, it could harm our business, financial condition and results of operations.

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

RISKS RELATING TO OUR COMMON STOCK:

    1. OUR STOCK PRICE MAY FLUCTUATE BECAUSE OF THE SMALL NUMBER OF SHARES THAT CAN BE PUBLICLY TRADED AND THE LOW AVERAGE DAILY TRADING VOLUMES. The vast majority of our outstanding shares of our common stock are not registered and are subject to trading restrictions. As of December 31, 2000, only 3,790,313 shares of our common stock were available to be publicly traded, and as a result, our average daily trading volumes are relatively low, and our stock price is vulnerable to market swings due to large purchases, sales and short sales of our common stock.

    2. BECAUSE A PRINCIPAL SHAREHOLDER CONTROLS THE COMPANY, OTHER SHAREHOLDERS MAY NOT BE ABLE TO INFLUENCE THE DIRECTION THE COMPANY TAKES. As of December 31, 2000, Manny Mashouf, the Chairman, President and Chief Executive Officer, beneficially owned approximately 84.6% the outstanding shares of our common stock. As a result, he alone can control the election of directors and the outcome of all issues submitted to the shareholders. This may make it more difficult for a third party to acquire shares, may discourage acquisition bids, and could limit the price that certain investors might be willing to pay for shares of common stock. This concentration of stock ownership may have the effect of delaying, deferring or preventing a change in control of our company.

     3. ALL OF OUR RESTRICTED SECURITIES ARE ELIGIBLE TO BE SOLD, WHICH MAY CAUSE DILUTION OF OUR COMMON STOCK. As of December 31, 2000, we had a total of 24,693,119 shares of common stock outstanding. Of these shares, 20,901,607 are held by the existing shareholders as "restricted securities," which means they acquired these securities from our company in a transaction that did not involve a public offering. These shares may be sold in the public market only if they are registered or if they qualify for an exemption from registration under Rule 144 of the Securities Act. At this time, all restricted securities will be eligible to be sold, subject to certain volume and other limitations under Rule 144.

    As of December 31, 2000, options to purchase 2,448,032 shares of common stock were outstanding and exercisable, subject to certain vesting and repurchase restrictions.

4. OUR STOCK PRICE MAY BE VOLATILE BECAUSE OF RISKS INHERENT IN THE RETAIL INDUSTRY. THE STOCK MARKET HAS FROM TIME TO TIME EXPERIENCED EXTREME PRICE AND VOLUME VOLATILITY. In addition, the market price of our common stock, like that of the stock of other retail and apparel companies, may be highly volatile due to certain risks inherent in the apparel industry. Factors such as quarter-to-quarter variations in our net sales and earnings and changes in financial estimates by equity research analysts or other events or factors could cause the market price of the common stock to fluctuate significantly. Further, due to the volatility of the stock market and the prices of stocks of retail and apparel companies generally, the price of the common stock could fluctuate for reasons unrelated to our operating performance.

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

    6. WE DO NOT ANTICIPATE PAYING CASH DIVIDENDS, WHICH MAY AFFECT THE MARKET PRICE OF OUR COMMON STOCK. We intend to retain any future earnings for use in our business and, therefore, do not anticipate paying any cash dividends on common stock in the foreseeable future. Our future dividend policy will depend on our earnings, capital requirements and financial condition. In addition, it will depend on any restrictions imposed by existing credit agreements and other factors considered relevant by the Board of Directors.

STOCK PLANS. On June 26, 1997 the Board of Directors adopted the 1997 Stock Plan (the "Stock Plan"). Options granted under the Stock Plan have a ten-year term and may be either incentive stock options, non-qualified stock options, stock purchase rights or stock awards. We have reserved 4,330,000 shares of common stock for issuance under the Stock Plan. The options granted are immediately exercisable, but are subject to repurchase at the original exercise price in the event that the optionee's employment ceases for any reason. Our right of repurchase generally lapses over a four-year period as follows: 20% in each of the first two years after the grant date and 30% in the third and fourth years after the grant date, with full lapse of the repurchase option occurring on the fourth anniversary date.

    STOCK PURCHASE PLAN. On April 7, 1998, our 1998 Employee Stock Purchase Plan (the "Plan") was adopted and approved by the shareholders. A total of 750,000 shares of common stock have been reserved for issuance under the Plan. The Plan will allow eligible employees to purchase our common stock in an amount, which may not exceed 10% of the employee's compensation. The Plan will be implemented by sequential 24-month offerings. Each offering will generally be comprised of eight, three-month purchase periods, with shares purchased on the last day of each purchase period (a "Purchase Date"). The price at which stock may be purchased is equal to 85% of the lower of fair market value of our common stock on the first day of the purchase period or the Purchase Date. There were 8,526 shares issued under the Purchase plan in the quarter ended December 31, 2000.

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

         The interest payable on the Company's bank line of credit is based on variable interest rates and therefore affected by changes in market interest rates. If interest rates rose 95 basis points (a 10% change from the bank's reference rate as of December 31, 2000), the Company's results from operations and cash flows would not be materially effected.

FOREIGN CURRENCY RISKS

         The Company enters into a significant amount of purchase obligations outside of the U.S. which are settled in U.S. Dollars and, therefore, has only minimal exposure to foreign currency exchange risks. The Company also operates two subsidiaries with a base currency other than the U.S. Dollar. These subsidiaries represented less than two percent of total revenues and, therefore, present only minimal exposure to foreign currency exchange risks. The Company does not hedge against foreign currency risks and believes that foreign currency exchange risk is immaterial.



PART II  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         During the quarter, the Company recorded a non-recurring expense related to the tentative resolution of a lawsuit. The complaint alleged that certain store managers were incorrectly classified as exempt from overtime laws. The Company, without admitting or acknowledging any wrongdoing, believes that given the potential duration and expense of litigation, early resolution is in the best interest of its shareholders. The agreement, when executed, will be subject to subsequent judicial approval. Furthermore, the Company does not expect any change to its ongoing operating cost structure as a result of this settlement.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)      Annual Meeting of the Shareholders on November 20, 2000.

(b) The election of five (5) directors to hold office until the 2001 Annual Meeting of Shareholders and until their respective successors are elected and qualified.


                                                   FOR          WITHHELD


                        Manny Mashouf           24,222,727       96,656
                        Neda Mashouf            24,220,827       98,556
                        Barbara Bass            24,223,921       95,462
                        Corrado Federico        24,223,330       96,053
                        Phil Schlein            24,223,921       95,462



(c) The approval and ratification of the adoption of an increase in the maximum number of shares that may be issued under the Company's 1997 Stock Plan, as amended by 1,500,000 shares, from 2,830,000 shares to 4,330,000 shares.


                             FOR        AGAINST      ABSTAIN     NOT VOTED
                             ---        -------      -------     ---------


                         21,972,074     684,166       5,786      1,657,357


(d) The ratification of the appointment of Deloitte and Touche LLP as the Company's independent public auditors for the fiscal year ending June 30, 2001.



                               FOR            AGAINST          ABSTAIN
                               ---            -------          -------


                           24,307,018          3,677            8,688



ITEM 5.  OTHER INFORMATION

         Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)            EXHIBITS:

    10.1 Standard Industrial/Commercial-Tenant Lease-Net dated October 24, 2000 between Registrant and Lincoln PO Benicia Limited Partnership (lease for distribution facility in Benicia, California).

(b) REPORTS ON FORM 8-K: The Company filed an Employment Agreement on Form 8-K, dated November 20, 2000 (date of earliest event reported), on November 22, 2000, between the Company and John Parros, who will perform the duties of Chief Operating Officer and President of the Company, for a one-year term. Upon satisfactory completion of the initial term, the Agreement will terminate, and the Company will automatically employ Employee on an at-will basis.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                   Dated February 13, 2001

                   bebe stores, inc.

                   /s/   Blair W. Lambert
                   ----------------------------------------

                   Blair W. Lambert, Chief Financial Officer


                   /s/   Christina Perozzi
                   ----------------------------------------

                   Christina Perozzi, V.P. of Finance