Form 10-Q
period 2001-03-31
BEBE STORES INC
filed 2001-05-15
CIK 1059272

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

OR

☐                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
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
Yes ☒  No ☐

          Indicate the number of shares outstanding of each of the issuers of common stock, as of the latest practicable date.

          COMMON STOCK, PAR VALUE OF $0.001 PER SHARE, 25,003,137 SHARES OUTSTANDING AS OF APRIL 30, 2001

bebe stores, inc.

PART I.       FINANCIAL INFORMATION

ITEM 1.       Consolidated Financial Statements

bebe stores, inc.
CONDENSED CONSOLIDATED BALANCE SHEETS

	As of MARCH 31, 2001	As of JUNE 30, 2000	As of MARCH 31, 2000
	(Unaudited)		(Unaudited)
Assets:
Current assets:
Cash and equivalents	$87,152,683	$72,540,720	$76,361,351
Receivables (net of allowance of $365,330, $163,771 and $110,112)	2,685,656	2,198,862	2,645,851
Inventories, net	24,594,951	24,346,643	20,975,970
Prepaid and other	9,027,015	4,050,553	6,096,610
Total current assets	123,460,305	103,136,778	106,079,782
Equipment and leasehold improvements, net	36,644,985	30,602,719	24,153,059
Other assets	3,919,071	3,922,203	3,608,693
Total assets	$164,024,361	$137,661,700	$133,841,534

Liabilities and Shareholders' Equity:
Current liabilities:
Accounts payable	$11,400,179	$12,966,116	$12,336,577
Accrued liabilities	11,584,386	9,173,670	10,239,490
Other	79,263	285,790	119,569
Total current liabilities	23,063,828	22,425,576	22,695,636
Long-term debt	10,668	58,307	74,849
Deferred rent	3,733,391	3,377,881	3,471,003
Total liabilities	$26,807,887	$25,861,764	$26,241,488

Commitments and contingencies
Shareholders' equity:
Preferred stock-authorized 1,000,000 shares at $0.001 par value per share; no shares issued and outstanding	$-	$-	$-
Common stock-authorized 40,000,000 shares at $0.001 par value per share; issued and outstanding 24,989,249, 24,589,361 and 24,562,747 shares	24,989	24,590	24,563
Additional paid-in capital	27,848,113	24,661,509	24,527,177
Deferred compensation and other	(292,103)	(523,158)	(608,359)
Retained earnings	109,635,475	87,636,995	83,656,665
Total shareholders' equity	137,216,474	111,799,936	107,600,046
Total liabilities and shareholders' equity	$164,024,361	$137,661,700	$133,841,534

See accompanying notes to condensed consolidated financial statements.

bebe stores, inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2001	2000	2001	2000
Net sales	$66,187,434	$52,894,648	$221,139,031	$187,669,698
Cost of sales, including buying and occupancy	36,375,677	26,998,885	115,470,843	90,861,408
Gross profit	29,811,757	25,895,763	105,668,188	96,808,290
Selling, general and administrative expenses	23,782,901	18,210,892	72,438,585	57,306,221
Income from operations	6,028,856	7,684,871	33,229,603	39,502,069
Other expense (income):
Interest expense	6,503	5,044	14,941	16,925
Interest income	(926,834)	(920,008)	(2,653,959)	(2,337,272)
Other	(8,091)	12,497	40,000	13,966
Earnings before income taxes	6,957,278	8,587,338	35,828,621	41,808,450
Provision for income taxes	2,661,577	3,166,361	13,819,163	16,393,836
Net earnings	$4,295,701	$5,420,977	$22,009,458	$25,414,614
Basic earnings per share	$0.17	$0.22	$0.89	$1.04
Diluted earnings per share	$0.17	$0.22	$0.86	$1.01
Basic weighted average shares outstanding	24,839,090	24,508,407	24,703,841	24,446,287
Diluted weighted average shares outstanding	25,907,275	25,168,005	25,586,027	25,269,735

See accompanying notes to condensed consolidated financial statements.

bebe stores, inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended
	March 31,
	2001	2000
Cash flows from operating activities:
Net earnings	$22,009,458	$25,414,614
Adjustments to reconcile net earnings to cash provided by operating activities:
Non-cash compensation expense	349,875	520,092
Depreciation and amortization	6,046,930	3,579,624
Net loss on disposal of property	477,460	153,186
Tax benefit from options exercised	1,601,256	481,387
Deferred rent	370,961	39,595
Changes in operating assets and liabilities:
Receivables	262,984	(926,341)
Inventories	(267,671)	1,569,949
Other assets	(153,941)	(183,340)
Prepaid expenses	(4,994,964)	(2,876,231)
Accounts payable	(1,565,259)	(971,613)
Accrued liabilities	2,453,158	304,731
Income taxes payable	(71,555)	(330,246)
Net cash provided by operating activities	26,518,692	26,775,407

Cash flows from investing activities:
Purchase of equipment and leasehold improvements	(15,429,874)	(12,663,551)
Proceeds from tenant allowance	2,209,100	1,905,680
Net cash used in investing activities	(13,220,774)	(10,757,871)

Cash flows from financing activities:
Repayments of capital leases	(55,692)	(20,855)
Repayments of investment note	(18,364)	(44,430)
Net proceeds from issuance of common stock	1,605,919	1,051,864
Net cash provided by financing activities	1,531,863	986,579

Effect of exchange rate changes on cash	(217,818)	15,581
Net increase in cash and equivalents	14,611,963	17,019,696
Cash and equivalents:
Beginning of period	72,540,720	59,341,655
End of period	$87,152,683	$76,361,351

See accompanying notes to condensed consolidated financial statements.

bebe stores, inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

INTERIM FINANCIAL STATEMENTS

             The accompanying condensed consolidated balance sheets of bebe stores, inc. as of March 31, 2001 and 2000 and the condensed consolidated statements of operations for the three months and nine months ended March 31, 2001 and March 31, 2000 and condensed consolidated statements of cash flows for the nine months ended March 31, 2001 and March 31, 2000 have been prepared in accordance with accounting principles generally accepted  in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The condensed consolidated balance sheet at June 30, 2000 was derived from audited financial statements.

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

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2001	2000	2001	2000
Basic weighted average number ofshares outstanding	24,839,090	24,508,407	24,703,841	24,446,287
Incremental shares from the assumed issuance of stock options	1,068,185	659,598	882,186	823,448
Diluted weighted average number of shares outstanding	25,907,275	25,168,005	25,586,027	25,269,735

             The number of incremental shares from the assumed issuance of stock options is calculated applying the treasury stock method.

             Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued in June 1998 and  amended by SFAS Nos. 137 and 138, issued in June 2000. The new standards  establish accounting and reporting standards for derivative instruments,  including certain derivative instruments embedded in other contracts and  for hedging activities. Under the standard, certain contracts that were not  formerly considered derivatives may now meet the definition of a  derivative. The Company adopted the standard effective July 1, 2000. The  adoption of SFAS No. 133, as amended by SFAS Nos. 137 and 138, did not have  an impact on the financial position or results of operations of the Company.

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

RESULTS OF OPERATIONS

             The following table sets forth certain financial data as a percentage of net sales for the periods indicated:

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
Statements of Operations Data:	2001	2000	2001	2000
Net Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales, including buying and occupancy (1)	55.0	51.0	52.2	48.4
Gross profit	45.0	49.0	47.8	51.6
Selling, general and administrative expenses (2)	35.9	34.5	32.8	30.5
Income from operations	9.1	14.5	15.0	21.1
Interest and other expenses (income), net	(1.4)	(1.7)	(1.2)	(1.2)
Earnings before income taxes	10.5	16.2	16.2	22.3
Provision for income taxes	4.0	6.0	6.2	8.8
Net earnings	6.5%	10.2%	10.0%	13.5%

(1)	Cost of sales includes the cost of merchandise, buying costs and store occupancy costs.
(2)	Selling, general and administrative expenses primarily consist of non-occupancy store costs, corporate overhead and advertising costs.

             Net Sales. Net sales increased to $66.2 million during the three months ended March 31, 2001 from $52.9 million in the same period of the prior year, an increase of $13.3 million, or 25.1%. Net sales for the quarter were comprised of $48.5 million from stores open more than one year, representing a 2.0% decrease in comparable store sales versus the prior year. The remaining sales of $17.7 million were generated by stores not included in the comparable store sales base and to a lesser extent on-line sales, wholesale sales to international licensees, and royalty revenue from product licensees.  For the nine months ended March 31, 2001, net sales increased to $221.1 million from $187.7 million in the same nine-month period of the prior year, an increase of $33.4 million, or 17.8%. Net sales for the nine-month period were comprised of $164.9 million from stores open more than one year, representing a 4.8% decrease in comparable store sales versus the prior year. The remaining sales of $56.2 million were generated by stores not included in the comparable store sales base and to a lesser extent on-line sales, wholesale sales to international licensees, and royalty revenue from product licensees.

             We operated 138 stores at March 31, 2001 compared to 113 stores at March 31, 2000. We opened three new stores this quarter, eighteen new stores in the first nine months of fiscal year 2001 and anticipate opening six to eight additional new stores by the end of the fiscal year. We closed  two stores  during the quarter and plan to close an additional store in the fourth quarter.  In addition to our traditional brick-and-mortar stores, we also operate an on-line store, which can be found at www.bebe.com.

             Gross Profit. Gross profit, which includes the cost of merchandise, buying and occupancy, increased to $29.8 million during the three months ended March 31, 2001 from $25.9 million for the same three-month period of the prior year, an increase of $3.9 million, or 15.1%. As a percentage of net sales, gross profit decreased to 45.0% for the three-month period ended March 31, 2001 from 49.0% in the same three-month period of the prior year. For the nine months ended March 31, 2001, gross profit increased to $105.7 million from $96.8 million for the same nine-month period of the prior year, an increase of $8.9 million, or 9.2%.  As a percentage of net sales, gross profit decreased to 47.8% for the nine-month period from 51.6% in the same nine-month period of the prior year. The decrease in gross profit as a percentage of net sales resulted from lower net merchandise margins, the decrease of comparable store sales volume, and increased occupancy costs related to new and expanded stores.

             Selling, General and Administrative Expenses. Selling, general and administrative expenses, which primarily consist of non-occupancy store costs, corporate overhead and advertising costs, increased to $23.8 million during the three months ended March 31, 2001 from $18.2 million in the same period of the prior year, an increase of $5.6 million, or 30.8%. As a percentage of net sales, these expenses increased to 35.9% during the three-month period from 34.5% in the same period of the prior year. For the nine months ended March 31, 2001, selling, general and administrative expenses increased to $72.4 million from $57.3 million in the same nine-month period of the prior year, an increase of $15.1 million, or 26.4%. As a percentage of net sales, these expenses increased to 32.8% during the nine-month period from 30.5% in the same period of the prior year. This increase as a percentage of net sales was largely a result of increased compensation, repairs and maintenance, and depreciation expenses as a percentage of sales.

             Interest and Other Expense (Income), Net.  We generated approximately $0.9 million of interest and other income (net of other expenses) during the three months ended March 31, 2001 as compared to approximately $0.9 million in the same three-month period of the prior year. For the nine months ended March 31, 2001, the Company generated $2.6 million of interest and other income (net of other expense) as compared to $2.3 million in the same nine-month period of the prior year. The increase in interest and other income is a result of higher cash balances. We had no borrowings under our line of credit during the quarter ended March 31, 2001.

             Provision for Income Taxes. The effective tax rate for the nine months ended March 31, 2001, was approximately 38.6% as compared to 39.2% in the prior year. This decrease was largely due to income from tax-advantaged investments.

Liquidity and Capital Resources

             Our working capital requirements vary widely throughout the year and generally peak in the first and second fiscal quarters. At March 31, 2001, we had approximately $87.2 million of cash and cash equivalents on hand. In addition, we had a revolving line of credit, under which we could borrow or issue letters of credit up to a combined total of $10.0 million. As of March 31, 2001, there were no borrowings under the line of credit and letters of credit outstanding totaled $2.6 million.

             Net cash provided by operating activities for the nine months ended March 31, 2001 was $26.5 million. Cash provided by operating activities for the period was primarily generated by earnings, net of depreciation and reduced by changes in working capital.

             Net cash used by investing activities for the nine-month period ended March 31, 2001 was $13.2 million. The primary use of these funds was for the opening of new stores and investments in management information systems.  We opened 18 new stores in the first nine months of fiscal 2001 and expect to open approximately 6 to 8 stores in the last quarter of fiscal 2001.

             During the year, the Company entered into a lease agreement for a 144,000 square foot distribution facility in Benicia, CA.  We expect to incur total capital expenditures of approximately $3 to $4 million related to the new facility during the second half of fiscal 2001 and first half of fiscal 2002.

             We are currently reviewing a proposal to consolidate our corporate offices into a space we currently lease at 400 Valley Drive, Brisbane, CA.  The plan calls for the conversion of 37,000 square feet of warehouse and office space into a 58,000 square foot office building.  If approved, we expect to incurcapital expenditures of approximately $4 to $5 million related to the conversion and build-out during fiscal 2001 and the first half of fiscal 2002.

             We estimate that total capital expenditures will be between $18 million and $20 million in fiscal 2001 and between $17 million and $20 million in fiscal 2002.

             Net cash provided by financing activities was $1.5 million for the nine months ended March 31, 2001. Net cash provided by financing activities primarily was derived from proceeds from stock option exercises.

             We believe that our cash on hand, together with our cash flows from operations, will be sufficient to meet our capital and operating requirements through fiscal 2001 and 2002. Our future capital requirements, however, will depend on numerous factors, including without limitation, the size and number of new and expanded stores and/or store concepts, investment costs for management information systems, corporate office and distribution center expansions, potential acquisitions and/or joint ventures, stock repurchase, and future results of operations.

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

    2.  If we are not able to effectively manage our growth, our profitability may be negatively impacted. Our continued growth depends, to a significant degree, on our ability to identify sites and open and operate new stores on a profitable basis. We expect to open approximately  7 additional stores in fiscal 2001 and 25 to 30 stores in fiscal 2002. Our plan to expand successfully depends on the following factors:

•   the availability of desirable locations;
•   the ability to identify suitable locations;
•   the ability to negotiate acceptable leases for such locations;
•   the ability to manage the expansion of the store base;
•   the ability to source inventory adequate to meet the needs of new stores;
•   the ability to operate stores profitably once opened;
•   the development of adequate management information systems to support
•   expanded activity;
•   the ability to recruit and retain new employees;
•   the availability of capital; and
•   general economic and business conditions affecting consumer confidence and spending.

    In selected markets, we may open flagship stores that will be larger and more expensive to operate than existing stores. If these flagship stores do not generate sufficient revenues to cover their higher costs, our financial results could be negatively affected.

    We cannot assure that we will achieve our planned expansion on a timely and profitable basis. In addition, most of our new store openings in the remainder of fiscal 2001 and fiscal 2002 will be in existing markets. These openings may affect the existing stores' net sales volumes and profitability. Furthermore, we will need to hire experienced executive personnel to support the planned improvements and expansions of our business. We cannot assure that we will be successful in hiring such personnel in a time frame necessary to manage and support our expansion plans.

    3.  We have in the past and may in the future experience a decline in our comparable store sales performance, which could affect our profitability. In the second half of fiscal 2000 and first three quarters of fiscal 2001, we experienced a decrease in comparable store sales volumes. As comparable store sales performance moderated, the decline in merchandise margins reduced gross margins. In addition, newer and expanded stores became a larger percentage of the entire store base, which increased occupancy costs as a percentage of sales. While we are currently planning for flat to slightly positive comparable store sales for the fourth quarter of fiscal 2001 and each quarter of fiscal 2002, these factors may result in reduced gross margins in these quarters when compared to the same quarters of the prior year. We also expect that comparable store growth, if any, will be lower than rates achieved in fiscal 1998 and 1999 and the first half of fiscal 2000.

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

    Our future results of operations will depend on the number and timing of new store openings. Also, it will depend on, among other things, our ability to:

•   identify and capitalize upon changing fashion trends;

•   hire and retain qualified management and other personnel;

•   maintain appropriate inventory levels;

•   obtain needed raw materials;

•   identify and negotiate favorable leases for successful store locations;

•   control inventory shrinkage; and

•   control operating costs.

    In addition, future results of operations will depend on factors outside of our control, such as general economic conditions, availability of third party sourcing and raw materials, and actions of competitors.

    5.  If we are not able to effectively upgrade and expand our management information systems, our operations may be harmed. We have in the past and will continue in the future to make significant investments to improve existing management information systems and implement new systems in the areas of production, merchandise allocation, financial and distribution functions. We cannot assure that these enhancements will be successfully implemented. If we fail to implement and integrate such systems, it can have a harmful effect on our results of operations.

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

             If an independent manufacturer violates labor or other laws, or if their labor practices diverge from those generally accepted as ethical, it could harm our business and brand image. While we maintain a policy to monitor the operations of our independent manufacturers by having an independent firm inspect these manufacturing sites, and all manufacturers are contractually required to comply with such labor practices, we cannot control the actions of such manufacturers, nor can we assure that these manufacturers will conduct their businesses using ethical or legal labor practices.  Recently courts have addressed whether apparel companies can be held jointly liable for the wrongdoings of the manufacturers of their products.  While we do not control their employees’ employment conditions or the manufacturer’s business practices, and the manufacturers act in their own interest, they may act in a manner that results in negative public perceptions of us and/or employee allegations or court determinations that we are jointly liable.

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

    8.  If our foreign manufacturers are not able to provide us with sufficient merchandise to meet customer demand or if our imports are disrupted, our sales and profitability may be harmed. We purchase our raw materials from mills and other suppliers, a significant portion of which is purchased from suppliers outside the United States, primarily in Europe and Asia. We purchase a portion of our merchandise outside the United States, primarily in Asia and Europe.

We are subject to risks associated with doing business abroad. These risks include:

•   adverse fluctuations in currency exchange rates (particularly those of the U.S. dollar against certain foreign currencies);

•   changes in import duties or quotas;

•   the imposition of taxes or other charges on imports;

•   changes in foreign government regulation, political unrest, shipment disruption or delays; and

•   changes in economic conditions in countries in which our suppliers are located.

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

    9. Our business is seasonal and our quarterly results may fluctuate which may harm our stock price. Our sales volumes and levels of profitability fluctuate on a quarterly basis. We tend to generate larger sales and, to an even greater extent, profitability levels in the first and second quarters, which include the fall and holiday selling seasons, of our fiscal year. If for any reason sales are below seasonal norms during the first and second quarters of our fiscal year our quarterly and annual results of operations would be harmed. Our quarterly financial performance may also fluctuate widely as a result of a number of other factors such as:

•   the number and timing of new store openings;
•   acceptance of product offerings;
•   timing of product deliveries;
•   actions by competitors; and
•   effectiveness of advertising campaigns.

    Due to these factors, we believe that quarter to quarter comparisons of our operating results are not necessarily meaningful and that these comparisons cannot be relied upon as indicators of future performance.

    10. Our success depends on our key employees, the loss of whom could disrupt our business. We depend upon the efforts of our key employees, particularly Manny Mashouf, the Founder, Chairman and Chief Executive Officer. Of our executive officers, only John Parros, President and Chief Operating Officer, is bound by an employment agreement and therefore all other executive officers’ employment is at will. Except for Mr. Mashouf, we do not carry "key person" life insurance policies on any of our employees. If we lose the services of Mr. Mashouf or any key officers or employees, it could harm our business and results of operations.

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

    11. If we are not able to successfully develop product lines or new store concepts, our ability to expand our revenue base may be impaired. From time to time, we may introduce new categories of products or new store concepts. For example, we are currently testing in certain markets a "bbsp concept store" in which our product offering is limited to a combination of activewear and streetwear branded with the "bebe" and "bbsp" logos. If this limited product offering is not successful or if the bbsp brand name does not achieve the same recognition as the bebe and bebe moda brand names, our ability to expand into additional markets with this concept store may be impaired.

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

    13.  We currently operate two corporate offices and a distribution center in Brisbane, California.  We also operate a technology support center in Sacramento, California, a fabric warehouse in South San Francisco, California, and a design studio in Los Angeles, California.  We plan to move our distribution center to Benicia, California. Any delay or disruption at these facilities whether due to the construction, relocation, system implementation and integration, and employment needs or otherwise, may affect the control of inventory, the accuracy of product distributions and the timeliness of product deliveries. Additionally we are reviewing a proposal to consolidate our corporate offices into a space we currently lease at 400 Valley Drive, Brisbane, CA.  Any serious disruption at these facilities whether due to the construction, relocation and employment needs of the new facilities, fire, earthquake or otherwise would harm our operations and could have a harmful effect on our business and results of operations.  Furthermore, we have little experience operating facilities away from our main corporate offices in the past and are uncertain what effect operating such satellite facilities might have on business, personnel and results of operations.

    14. If we are not able to successfully enter international markets, our ability to expand beyond the United States may be impaired. We currently operate two stores in Canada and one store in the United Kingdom. We are evaluating our opportunities to expand our geographic reach in additional markets. We have limited experience with doing business in foreign countries and our brand names do not have the same recognition in such markets as they do in the United States. Accordingly, we continually review the performance of these international stores and cannot assure that such expansion will be successful. Although we are currently reviewing alternatives to maintain our presence in the United Kingdom market, such as a licensing or joint venture arrangement, we plan to close the store in the United Kingdom prior to the end of fiscal 2001. We cannot assure you that we will be able to maintain our presence in such market or that any licensing or joint venture arrangement will be successful.

    15.  If we are not able to successfully develop new store designs and merchandise presentation strategies, our ability to maximize store productivity and maintain customer acceptance of our brand may be impaired. From time to time, we may introduce new store design formats or merchandising presentation strategies. If these new strategies are not successful, our ability to maximize store productivity and maintain customer acceptance of our brand may be impaired.

    16.  If we are not able to effectively upgrade and enhance our on-line store, we may lose on-line sales and our image may be harmed. We intend to continue to make significant investments to improve the performance and content of our existing web site over the next two years. We cannot assure you that these enhancements will be successfully implemented. If we fail to implement and integrate such enhancements successfully, our results of operations may be harmed. Moreover, if we cannot develop an effective and engaging web site, potential future revenue that we would have otherwise gained through sales conducted over the internet and our image may be harmed.

RISKS RELATING TO OUR INDUSTRY:

    1.  We face significant competition in the retail and apparel industry, which could harm our sales and profitability. The retail and apparel industries are highly competitive and are characterized by low barriers to entry. We have experienced increased competition over the last three quarters and expect competition in our markets to increase further. The primary competitive factors in our markets are:

•   brand name recognition;
•   sourcing strategies;
•   product styling;
•   product quality;
•   product presentation;
•   product pricing;
•   timeliness of product development and delivery to market;
•   store ambiance;
•   customer service; and
•   convenience.

    We compete with traditional department stores, specialty store retailers, business to consumer websites, off-price retailers and direct marketers for, among other things, raw materials, market share, retail space, finished goods, sourcing and personnel. Because there are a growing number of competitors and some of these competitors are larger and have substantially greater financial, distribution and marketing resources than we do, we may lack the resources to adequately compete with them. Additionally, some competitors utilize fast-and-cheap operating strategies, that emphasize low price points rather than quality.If we fail to compete in any way, it could harm our business, financial condition and results of operations.

    2.  If we fail to deal with the risks inherent in the fashion and apparel industry, our profitability and brand image may be impaired. The apparel industry is subject to rapidly evolving fashion trends, shifting consumer demands and intense competition. If we misinterpret the current fashion trends or if we fail to respond to shifts in consumer tastes, demand for bebe products, profitability and brand image could be impaired. Also, we cannot assure that our competitors will not carry similar designs, which would undermine bebe's distinctive image and may harm our brand image. Our future success partly depends on our ability to anticipate, identify and capitalize upon emerging fashion trends, including products, styles, fabrics and colors. In addition, our success depends on our ability to distinguish ourselves within the women's apparel market. Our failure to address these risks may affect our year over year earnings growth, if any.

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

RISKS RELATING TO OUR COMMON STOCK:

    1.  Our stock price may fluctuate because of the small number of shares that can be publicly traded and the low average daily trading volumes. The vast majority of our outstanding shares of our common stock are not registered and are subject to trading restrictions. As of March 31, 2001, only4,120,161 shares of our common stock were available to be publicly traded, and as a result, our average daily trading volumes are relatively low, and our stock price is vulnerable to market swings due to large purchases, sales and short sales of our common stock.

    2.  Because a principal shareholder controls the company, other shareholders may not be able to influence the direction the company takes. As of March 31, 2001, Manny Mashouf, the Chairman and Chief Executive Officer, beneficially owned approximately 83.1% the outstanding shares of our common stock. As a result, he alone can control the election of directors and the outcome of all issues submitted to the shareholders. This may make it more difficult for a third party to acquire shares, may discourage acquisition bids, and could limit the price that certain investors might be willing to pay for shares of common stock. This concentration of stock ownership may have the effect of delaying, deferring or preventing a change in control of our company.

     3.  All of our restricted securities are eligible to be sold, which may cause dilution of our common stock. As of March 31, 2001, we had a total of 24,989,249 shares of common stock outstanding. Of these shares, 20,747,698 are held by the existing shareholders as "restricted securities," which means they acquired these securities from our company in a transaction that did not involve a public offering. These shares may be sold in the public market only if they are registered or if they qualify for an exemption from registration under Rule 144 of the Securities Act. At this time, all restricted securities will be eligible to be sold, subject to certain volume and other limitations under Rule 144.

    As of March 31, 2001, options to purchase 2,161,099 shares of common stock were outstanding and exercisable, subject to certain vesting and repurchase restrictions.

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

    Stock Purchase Plan. On April 7, 1998, our 1998 Employee Stock Purchase Plan (the "Plan") was adopted and approved by the shareholders. A total of 750,000 shares of common stock have been reserved for issuance under the Plan. The Plan will allow eligible employees to purchase our common stock in an amount, which may not exceed 10% of the employee's compensation. The Plan will be implemented by sequential 24-month offerings. Each offering will generally be comprised of eight, three-month purchase periods, with shares purchased on the last day of each purchase period (a "Purchase Date"). The price at which stock may be purchased is equal to 85% of the lower of fair market value of our common stock on the first day of the purchase period or the Purchase Date. There were 6,544 shares issued under the Purchase plan in the quarter ended March 31, 2001.

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

             The interest payable on the Company’s bank line of credit is based on variable interest rates and therefore affected by changes in market interest rates. If interest rates rose 80 basis points (a 10% change from the bank’s reference rate as of March 31, 2001), the Company’s results from operations and cash flows would not be materially effected.

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

PART II  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         As reported earlier, the Company recorded a non-recurring expense related to the tentative resolution of a lawsuit during the second quarter of fiscal 2001. The complaint alleged that certain store managers were incorrectly classified as exempt from overtime laws. The Company, without admitting or acknowledging any wrongdoing, entered into settlement agreement to allow for early resolution in the best interest of its shareholders. The settlement has been approved at the state level and remains subject to judicial approval at the federal level. The Company does not expect any change to its ongoing operating cost structure as a result of this settlement.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

ITEM 5.  OTHER INFORMATION

         Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         Not applicable.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated May 15, 2001

bebe stores, inc.

/s/ Blair W. Lambert

Blair W. Lambert, Chief Financial Officer

/s/ Christina Perozzi

Christina Perozzi, V.P. of Finance