Form 10-K405
period 2001-06-30
BEBE STORES INC
filed 2001-09-25
CIK 1059272

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

/x/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2001

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-24395

bebe stores, inc.
(Exact name of registrant as specified in its charter)

California	94-2450490
(State or Jurisdiction of Incorporation or Organization)	(IRS Employer Identification Number)

380 Valley Drive
Brisbane, California 94005
(Address of principal executive offices)
 Telephone: (415) 715-3900

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, par value $0.001 per share
(Title of class)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K. /x/

    The aggregate market value of voting stock held by non-affiliates of the registrant was approximately $135,744,366 as of August 31, 2001, based upon the closing sale price per share of $30.36 of the registrant's Common Stock as reported on the Nasdaq National Market on such date. Shares of Common Stock held by each executive officer and director and by each person who owns 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive for other purposes. As of August 31, 2001, 25,317,265 shares of Common Stock, $0.001 per share par value, of the registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

    Part III incorporates information by reference from the definitive Proxy Statement for the 2001 Annual Meeting of Shareholders, to be filed with the Commission no later than 120 days after the end of the registrant's fiscal year covered by this Form 10-K.

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

Company Overview

    We design, develop and produce a distinctive line of contemporary women's apparel and accessories. We market our products under the bebe, bebe moda and bbsp brand names through our 146 specialty retail stores located in 29 states, the District of Columbia, Canada, the United Kingdom, eight licensed stores in the Middle East, Singapore, Israel and Greece, and our on-line store at www.bebe.com. While we attract a broad audience, our target customers are 18-to 35-year-old women who seek current fashion trends interpreted to suit their lifestyle needs. The "bebe look," with an unmistakable hint of sensuality, appeals to a hip, sophisticated, body-conscious woman who takes pride in her appearance. The bebe customer is a discriminating consumer who demands value in the form of quality at a competitive price. Our broad product offering includes suits, tops, pants, skirts, dresses, logo and other activewear, outerwear, and handbags and other accessories. We design and develop most of our merchandise in-house. The merchandise is then manufactured to our specifications. The balance is developed primarily in conjunction with third-party manufacturers or, in some cases, selected directly from these manufacturers' lines.

    Founded by Manny Mashouf, our current Chairman and Chief Executive Officer, we opened our first store in San Francisco, California in 1976. In the last five years, we significantly strengthened our employee base and have implemented several strategic initiatives that have contributed to our recent strong performance. These strategic initiatives address all aspects of our operations and in particular the merchandising, planning, manufacturing and distribution functions. Our merchandising initiatives focus primarily on expanding our product line to include a broader selection of tops, pants, dresses, accessories and logo items. While the traditional bebe product offering spoke to the "nine to five" needs of a young professional woman, the expanded product line provides head-to-toe lifestyle dressing at a competitive price that easily adapts from day into evening. Also, the logo portion of the product line, which highlights the bebe logo on a variety of active and casual styles, enhances brand awareness while providing younger, "aspirational" customers an entry to the bebe product line at lower price points. The strategic initiatives that relate to the planning, manufacturing and distribution functions focus primarily on implementing more sophisticated procedures. Also, these initiatives involve a more disciplined approach to our business operations.

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

Operating Strategy

    While the market for women's apparel is extremely large, we believe that our distinctive, contemporary point of view that offers quality merchandise to an important market niche, presents us with opportunities for future growth. Our objective is to satisfy the fashion needs of the modern, sexy and sophisticated woman. The principal elements of our operating strategy to achieve this objective are as follows:

    1.  Provide distinctive fashion throughout a broad product line. Fashion from throughout the world inspires our designers and merchandisers. They interpret contemporary ideas for silhouettes, fabrications and colors into products and styles to meet the everyday lifestyle needs of the bebe customer. Our in-house design team provides us with fast access to the latest fashions. While many of our styles and products are represented season after season with variations in color, fabric or trim, our merchandisers are committed to bringing newness into the merchandise mix in response to emerging trends. Our merchandisers carefully plan our product lines to represent a broad selection of sleek, fashionable goods, emphasizing career wear, evening wear and weekend wear, with a continued focus on day-into-evening styles. Our product line is further supported by a broad selection of accessories that help our customers create a distinctive ensemble, while logo-embellished items provide an entry point for younger, aspirational customers.

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

    4.  Control distribution of merchandise. We believe that distributing our core apparel line through bebe stores, our on-line web-site and licensed stores, and distributing our licensed product categories through selected retail stores, greatly enhances our brand image. This controlled distribution strategy enables us to display the full assortment of our products, control the pricing, visual presentation and flow of goods, test new products and reinforce the brand's identity in the eyes of our customers.

    5.  Enhance brand image. Through an edgy, high-impact, visual advertising campaign using print, outdoor, in-store, electronic, and direct mail communication vehicles, we attract customers who are intrigued by the playfully sensual and evocative imagery of the bebe lifestyle. We also offer a line of merchandise branded with the distinctive bebe logo to increase brand awareness. Within our stores and through our on-line virtual store, we seek to create an upscale, inviting environment that further enhances the bebe brand and builds customer loyalty and demand for bebe merchandise. Furthermore, we train our sales associates to be responsive and knowledgeable and encourage them to reflect the bebe image.

Growth Strategy

    We plan to grow our operations in a controlled manner, primarily through the opening of new stores. We opened 26 stores in fiscal 2001, we currently plan to open approximately 25 to 30 stores in fiscal 2002, the majority of which will be in existing markets. We continually review our store base and have identified one under-performing store that we are considering closing during fiscal 2002.

    We also plan to grow by introducing new product categories. These can either be internally developed or developed in conjunction with licensees. During fiscal 2000, we introduced a denim product line, and our footwear licensee expanded its product offering. From time to time, we will consider licensing the bebe name for other select product categories on a limited basis. We currently license rights for footwear, eyewear and swimwear. Under the terms of these agreements, the licensees will manufacture and distribute products branded with the bebe logo to be sold at bebe stores and selected retailers.

    To support the introduction of new product categories in recent years and to handle higher sales volumes, we have developed a store prototype larger than the average of roughly 3,500 square feet for our existing stores. Our new store prototype is approximately 3,000 to 5,000 square feet. However, in selected markets, we have and may in the future open larger flagship stores. As opportunities arise, we also may expand certain existing stores.

    We are testing a new concept store format for the bbsp product line. The bbsp product line is a combination of activewear and streetwear featuring cotton logo knits, fleece, casual woven bottoms and denim, down and accessories that are easy, sexy and modern and maximize the brand identity. The average bbsp store is 1,700 square feet, which allows us to display the full bbsp assortment. As of June 30, 2001, we operate three bbsp concept stores, but currently have no plans to open more stores under this concept. These stores have been profitable on a stand alone basis. Nonetheless, we have seen very strong growth of the bbsp product line within the existing bebe stores. We plan to continue to grow the product line within the existing store base.

    Additionally, we are upgrading our on-line store to simplify and enhance our customers' on-line shopping experience and may continue to invest in such upgrades to further capitalize on the encouraging performance of our on-line sales.

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

    Product Categories.  After building a strong suiting business in the early 1990s, we diversified our product line in fiscal 1996. We significantly increased the breadth of our product offerings by expanding categories such as knits, tops, related separates, leather, dresses, lingerie, shoes, swimwear, sunglasses, logo and accessories. While each category's contribution as a percentage of total net sales varies seasonally, the product classifications are generally represented throughout the year.

    We regularly evaluate new categories that may be appropriate for introduction. In fall 1999, we introduced a denim product line. We have also entered into licensing agreements where licensees will manufacture and distribute footwear, eyewear and swimwear branded with the bebe logo to be sold at bebe stores and selected retailers. Finally, we believe licensing opportunities exist for a limited number of other product categories such as fragrance and cosmetics.

    Product Development.  Our disciplined product development process emphasizes the reduction of lead times. This allows our merchants to gain as much information as possible concerning current fashion trends before making fabric or product purchase commitments. We control the process by focusing on key color selection, fabric order, pattern development and production order deadlines. We establish the deadlines to ensure an adequate flow of inventory into the stores. While product development is seasonal, we make commitments monthly based on current sales and fashion trends. This enhances our ability to react promptly to customer demand. Merchandising teams and designers work together to continuously develop new styles to be presented at monthly product review and selection meetings. These new styles incorporate variations on existing styles in an effort to capitalize further on the more popular silhouettes or entirely new styles and fabrications that respond to emerging trends or customer preferences.

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

Marketing

    In recent years, we have initiated an extensive image advertising program, which addresses the lifestyles and aspirations of our target customers. Through edgy, high-impact, visual advertising campaigns, we attract customers who are intrigued by the playfully sensual and evocative imagery. We believe that our emphasis on non-product specific lifestyle advertising promotes brand awareness and supports numerous product line expansion opportunities. An outside advertising agency works with our internal Marketing Department to create these lifestyle advertising campaigns. The campaigns, which emphasize a forward-looking view of fashion, are communicated to consumers through a variety of means including fashion magazines, bus shelters, in-store displays and customer mailings. In addition, our Public Relations Department communicates directly with fashion editors and celebrities' stylists and supplies them with a continuous flow of product information. On occasion, we have co-sponsored promotional events with fashion magazines, such as Elle, Glamour, Marie Claire, Vogue, InStyle and Vanity Fair.

Stores

    Store Locations and Environment.  As of June 30, 2001, we operated 146 stores in 29 states, the District of Columbia, Canada and the United Kingdom. Our stores average approximately 3,500 square feet and are primarily located in regional shopping malls and freestanding street locations. While we may update our stores' environment from time to time, all of our stores are designed to create a clean, upscale boutique environment, featuring contemporary finishings and sophisticated details. Glass exteriors allow passersby to see easily into the store. The open floor design allows customers to readily view the majority of the merchandise on display while store fixtures allow for the efficient display of garments, outfits and accessories.

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

    Expansion Opportunities.  We believe that there is a significant opportunity to expand the number of stores in many markets within geographic areas in which bebe stores are currently located. We, together with our real estate consultant, also have identified specific mall and street locations within many markets to be considered for new bebe store locations. In selecting a specific site, we look for high traffic locations primarily in regional shopping centers and in free-standing street locations. We evaluate proposed sites based on the traffic pattern, co-tenancies, average sales per square foot achieved by neighboring stores, lease economics and other factors considered important within the specific location.

    We opened 26 new stores in fiscal 2001 and plan to open approximately 25 to 30 stores in fiscal 2002, the majority of which will be in existing markets. Our new store prototype is approximately 3,000 to 5,000 square feet, although in selected markets we may open larger stores that will be designed to further enhance the bebe image.

    During fiscal 2001, the average new store size was approximately 4,300 square feet. New store construction costs (before tenant allowances) averaged roughly $495,000. The average gross inventory investment was approximately $161,000 while pre-opening costs, which are expensed as incurred, were approximately $48,000 per store. Included in this average is a larger store located in Santa Monica, California. Average pre-opening costs not including this store were approximately $39,000. Our stores typically have achieved profitability at the store operating level within the first full quarter of operation; however, we cannot assure that our stores will do so in the future. Actual store growth and future store profitability and rates of return will depend on a number of factors that include, but are not limited to, individual store economics and suitability of available sites. Because of their higher cost structure, larger stores are not expected to achieve operating margins comparable to our other stores.

    In addition to opening new stores, we expanded or relocated three existing stores to larger spaces during fiscal 2001. We believe that as awareness of bebe's brand name increases, our product offering expands and our stores mature, additional expansions may be appropriate.

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

    Outlet Stores.  As of June 30, 2001, 18 of our 146 stores were located in outlet malls throughout the United States. In order to promote a better merchandise presentation within the full price specialty stores, the products offered in outlet stores are primarily slower moving inventory. Additionally, we round out the inventory of our outlet stores with casual logo styles sold at full price and, to a lesser extent, garments specifically produced for the outlet stores often using excess fabric inventories.

    The average new outlet store size was approximately 3,950 square feet. New store construction costs (before tenant allowances) averaged approximately $334,000, and the average inventory investment was approximately $224,000. Of the 26 stores opened in fiscal 2001, eight were outlet stores. Of the 25 to 30 stores planned to be opened in fiscal 2002, two to three are expected to be outlet stores.

    bbsp Concept Stores.  We are testing a new concept store format for the bbsp product line. The bbsp product line is a combination of activewear and streetwear featuring cotton logo knits, fleece, casual woven bottoms and denim, down and accessories that are easy, sexy and modern and maximize the brand identity. The average bbsp store is 1,700 square feet, which allows us to display the full bbsp assortment. As of June 30, 2001, we operate three bbsp concept stores, but currently have no plans to open more stores under this concept. These stores have been profitable on a stand alone basis. Nonetheless, we have seen very strong growth of the bbsp product line within the existing bebe stores. We plan to continue to grow the product line within the existing store base.

    Store Closures.  We monitor the financial performance of our stores and, from time to time, have closed in the past and will close in the future, stores that we do not consider to be viable. Many of the store leases contain early termination options that allow us to close the stores in certain specified years of the leases if certain minimum sales levels are not achieved. We closed four stores during fiscal 2001. We have reviewed our existing store base and have identified one under-performing store in the United Kingdom that we plan to close prior to the end of fiscal 2002.

Store Operations

    Store operations are organized into five regions and twenty-two districts. Each region is managed by a regional manager, and each district is managed by a district manager. Each regional manager is typically responsible for four to six districts, and each district manager is typically responsible for four to eight stores. Each store is typically staffed with two to four managers in addition to sales associates and store support employees.

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

    We also maintain a Loss Prevention Department to develop and implement programs for controlling losses. These programs include installing electronic surveillance systems in all stores, monitoring returns, voids, employee sales and deposits, and educating store personnel on loss prevention.

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

    All of the merchandise for our domestic stores is received, inspected, processed, warehoused and distributed through our distribution center. Details about each receipt are supplied to merchandise planners who determine how the product should be distributed among the stores based on current inventory levels, sales trends and specific product characteristics. Advance shipping notices are electronically communicated to the stores and any goods not shipped are stored for replenishment purposes. Merchandise typically is shipped to the stores as soon as possible after receipt in our distribution center using third party carriers.

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

    We are seeking to register our trademarks in targeted international markets that we believe represent large potential markets for our products. In some of these markets, local companies currently have registered competing marks, and/or regulatory obstacles exist that may prevent us from obtaining a trademark for the bebe name or related names. In such countries, we may be unable to use the bebe name unless we purchase the right or obtain a license to use the bebe name. In other countries, if we do not show use of our trademark rights, our trademark rights may lapse over time. We may not be able to register trademarks in these international markets, purchase the right, obtain a license to use the bebe name or show use of our trademarks on commercially reasonable terms. Furthermore in some jurisdictions, despite successful registration of our trademarks, third parties may allege infringement and bring actions against us. If we fail to obtain or perfect trademark, ownership or license rights, it would limit our ability to expand into certain international markets or enter such markets with the bebe name, and to capitalize on the value of our brand.

    Licensing.  We strive to provide our customers with high quality products and to maintain a consistent image in all of our advertising and marketing programs. We regularly evaluate opportunities to expand our product offering. Accordingly, we may from time to time selectively enter into licensing or joint venture agreements with third parties. In entering into such licensing and joint venture agreements, we seek to preserve the integrity of our brand by closely monitoring the design and quality of the products sold by licensees or joint venture partners and by controlling the manner in which our products are advertised, marketed and distributed. In addition to distributing such new products through bebe stores, we may elect to distribute these licensed products with the bebe logo through other channels. We currently license rights that allow licensees to manufacture and distribute footwear, eyewear and swimwear branded with the bebe logo to be sold at bebe stores and other retailers.

    We have signed licensing agreements to license the bebe brand name internationally to licensees who will open bebe stores. We have signed licensing agreements with companies who currently operate bebe retail stores in Greece, Israel, United Arab Emirates and Singapore. Under these agreements, we provide the use of our name, store design and advertising images, and the licensees purchase inventory from us.

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

    In the past, our investments in information systems have focused on our core store, merchandise and financial accounting systems. Currently, our focus is on integrating our production, planning and point of sales system. We made significant investments to improve existing management information systems and implemented new systems during fiscal 2001. We cannot assure you that we will be successful with the implementation of these new systems or plans. Failure to implement and integrate such systems or plans could have a harmful effect on our business, financial condition and results of operations.

Employees

    As of June 30, 2001, we had approximately 2,300 employees, of whom approximately 396 were employed in general and administrative functions at the corporate offices and distribution center, and 1,904 employees were employed in store operations. Approximately 879 were full-time employees and 1,415 were employed on a part-time basis. None of our employees is represented by a labor union, and we believe our relationship with our employees is good.

EXECUTIVE OFFICERS OF THE REGISTRANT

MANAGEMENT

Executive Officers, Directors and Key Personnel

    The following table sets forth certain information with respect to the executive officers, directors and other officers and key personnel of the Company as of September 1, 2001:

Name	Age	Position
Manny Mashouf(1)	63	Chairman and Chief Executive Officer
Barbara Bass(2)	50	Director
Corrado Federico(2)	60	Director
Neda Mashouf	38	Director and Merchandising Advisor
Philip Schlein(2)	67	Director
George Arvan(1)	54	Vice President of Sourcing and Production
Blair Lambert(1)	43	Chief Financial Officer
Tim Millen	41	Vice President of Information Services and Technology
Ferrell Ostrow	42	Vice President of Loss Prevention
John Parros(1)	47	President and Chief Operating Officer
Michelle Perna	48	Vice President Human Resources
Christina Perozzi	32	Vice President of Finance
Lilliemae Stephens(1)	30	Vice President, General Counsel and Corporate Secretary

(1)
Executive Officer.

(2)
Member, Audit Committee and Compensation Committee.

    Manny Mashouf founded the Company and has served as Chairman and Chief Executive Officer of the Company since the Company's incorporation in 1976. Mr. Mashouf is the husband of Neda Mashouf, a Director of the Company.

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

    Philip Schlein has served as a Director of the Company since December 1996. Since April 1985, Mr. Schlein has been a general partner of U.S. Venture Partners, a venture capital firm specializing in retail and consumer products companies. From January 1974 to January 1985, Mr. Schlein served as President and Chief Executive Officer of Macy's California, a division of R. H. Macy & Co, Inc., a department store chain. Mr. Schlein also serves on the Board of Directors of Quick Response Services.

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

    Blair Lambert has served as Chief Financial Officer of the Company since June 1996. From 1988 to 1996, Mr. Lambert was employed by Esprit, most recently as Corporate Vice President of Finance. Mr. Lambert is a Certified Public Accountant. Mr. Lambert is expected to retire from the Company effective October 4, 2001.

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

    John Parros has served as President and Chief Operating Officer since November 2000. Prior to joining bebe, Mr. Parros was a consultant to the Retail/Manufacturing Industry in New York in Primary Partnership with The Bureaux, A Creative Design Co. based in London. From 1994 to 1999, Mr. Parros was employed with Proffitt's/Saks Incorporated in various positions, most recently as Executive Vice President of Proffitt's Merchandising Group.

    Michelle Perna has served as Vice President of Human Resources since November 2000. Prior to joining the Company on November 1, 2000, Ms. Perna was President of HR1, an HR Consulting Company from May 1997 to October 2000. From November 1989 to May 1997, Ms. Perna was Vice President of Human Resources at Merv Griffin's Resorts Casino.

    Christina Perozzi has been employed by the Company since April 1995. In June of 2000, Ms. Perozzi became Vice President of Finance. From October 1993 to April 1995, Ms. Perozzi served as Revenue Manager at Gap Inc.

    Lilliemae Stephens has served as General Counsel of the Company since January 1999. In June 2000, Ms. Stephens became the Company's Vice President of Legal and Business Affairs. In October 1999, Ms. Stephens became the Company's Corporate Secretary. From October 1996 to January 1999, Ms. Stephens served as an attorney at Gray Cary Ware & Freidenrich LLP.

ITEM 2.  PROPERTIES

    As of June 30, 2001, our 146 stores, all of which are leased, encompassed approximately 513,000 total square feet. The typical store lease is for a 10-year term and requires us to pay a base rent and a percentage rent if certain minimum sales levels are achieved. Many of the leases provide a lease termination option in certain specified years of the lease if certain minimum sales levels are not achieved. In addition, leases for locations typically require us to pay property taxes, utilities and repairs and maintenance. Also, leases for mall locations may include common area maintenance fees.

    Our main corporate headquarters are currently located in two separate facilities in Brisbane, California. One located at 380 Valley Drive is a 70,000 square foot facility that houses administrative offices as well as our Distribution Center. Our second facility located at 400 Valley Drive is approximately 35,000 square feet and houses administrative offices, store support services, our on-line store and raw materials. The lease for 380 Valley Drive expires in March 2002 and the lease for 400 Valley Drive expires in April 2006. In addition, we currently lease approximately 20,000 square feet of warehouse space for fabric inspection, storage and distribution in South San Francisco; this lease expires in September 2001. We also lease a 144,000 square foot Distribution Center in Benicia, California, a technology support center in a leased facility in Sacramento, California and a design studio in a leased facility in Los Angeles, California.

    We plan to consolidate the administrative offices located at 380 Valley Drive into the 400 Valley Drive facility. Our fabric warehouse will also be consolidated with our 380 Valley Drive location during fiscal year 2002. When the lease for 380 Valley Drive expires, we plan to relocate this fabric warehouse. We also plan to move our distribution facility, currently located in the 380 Valley Drive facility, to the Benicia, California location during fiscal 2002.

ITEM 3.  LEGAL PROCEEDINGS

    The Company recorded a non-recurring expense of $890,000 related to the tentative resolution of a lawsuit during the second quarter of fiscal 2001. The complaint alleged that certain store managers were incorrectly classified as exempt from overtime laws. The Company, without admitting or acknowledging any wrongdoing, entered into settlement agreements to allow for early resolution in the best interest of its shareholders. The settlement has been approved at the state level and preliminarily approved at the federal level, which is subject to final judicial approval. The Company does not expect any change to its ongoing operating cost structure as a result of this settlement. The Company also believes that the final settlement amount will not have a material effect on the financial statements.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of our shareholders since June 30, 2001.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The common stock trades on the Nasdaq National Market under the symbol "BEBE". The following table sets forth the high and low sales of bebe common stock for the two years ended June 30, 2001 as reported by Nasdaq:

	High	Low
Fiscal 2000
First Quarter	$35.13	$22.50
Second Quarter	35.13	18.13
Third Quarter	28.84	10.50
Fourth Quarter	13.31	6.88
Fiscal 2001
First Quarter	$20.25	$7.25
Second Quarter	25.00	8.00
Third Quarter	31.00	19.31
Fourth Quarter	33.10	14.73

    As of September 1, 2001 the number of holders of record of our common stock was approximately 45 and the number of beneficial holders of our common stock was estimated to be in excess of 5,320.

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

	Fiscal Year Ended June 30,
	2001	2000	1999	1998	1997
	(in thousands, except per share data)
Statements of Operations Data:
Net sales	$290,836	$241,802	$201,341	$146,756	$95,086
Cost of sales, including buying and occupancy	151,204	119,850	95,440	71,713	53,969

Gross profit	139,632	121,952	105,901	75,043	41,117
Selling, general and administrative expenses	97,817	76,294	61,069	46,359	32,649

Income from operations	41,815	45,658	44,832	28,684	8,468
Interest and other expenses (income), net	(3,407)	(3,201)	(2,242)	(838)	(128)

Earnings before income taxes	45,222	48,859	47,074	29,522	8,596
Provision for income taxes	17,415	19,454	19,065	12,103	3,218

Net earnings	27,807	29,405	$28,009	$17,419	$5,378

Basic earnings per share	$1.12	$1.20	$1.16	$0.77	$0.24
Diluted earnings per share	$1.08	$1.17	$1.11	$0.73	$0.24
Basic weighted average shares outstanding	24,792	24,481	24,055	22,688	22,640
Diluted weighted average shares outstanding	25,697	25,226	25,327	23,862	22,651
Selected Operating Data:
Number of stores:
Opened during period	26	24	17	7	10
Closed during the period	4	1	2	4	0
Open at end of period	146	124	101	86	83
Net sales per average store(1)	$2,030	$2,164	$2,181	$1,719	$1,211
Comparable store sales increase (decrease)(2)	(2.3)%	0.4%	25.1%	41.3%	18.0%
	As of June 30,
	2001	2000	1999	1998	1997
Balance Sheet Data:
Working capital	$107,323	$80,711	$62,144	$35,904	$8,275
Total assets	174,730	137,662	107,366	64,209	29,109
Long-term debt, including current portion	82	173	260	187	320
Shareholders' equity	147,296	111,800	80,094	45,263	15,295

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

Results of Operations

    The following table sets forth certain financial data as a percentage of net sales for the periods indicated:

	Fiscal Year Ended June 30,
	2001	2000	1999
Statements of Operations Data:
Net sales	100.0%	100.0%	100.0%
Cost of sales, including buying and occupancy(1)	52.0	49.6	47.4

Gross profit	48.0	50.4	52.6
Selling, general and administrative expenses(2)	33.6	31.6	30.3

Income from operations	14.4	18.8	22.3
Interest and other expenses (income), net	(1.2)	(1.3)	(1.1)

Earnings before income taxes	15.6	20.1	23.4
Provision for income taxes	6.0	8.1	9.5

Net earnings	9.6%	12.0%	13.9%

(1)
Cost of sales includes the cost of merchandise, store occupancy costs and buying costs.

(2)
Selling, general and administrative expenses primarily consist of non-occupancy store costs, corporate overhead and advertising costs.

Years Ended June 30, 2001 and 2000

    Net Sales.  Net sales increased to $290.8 million during the year ended June 30, 2001 from $241.8 million in fiscal 2000, an increase of $49.0 million, or 20.3%. Of this increase, new, expanded or remodeled stores not included in the comparable store sales base added $54.0 million to sales, while a decrease in comparable store sales of 2.3% reduced sales by $5.0 million. Comparable store sales for the first half of fiscal 2001 decreased 5.9%. Comparable store sales for the second half of fiscal 2001 increased 2.3%. The decrease in comparable store sales in the first half of fiscal 2001 was attributable to missed opportunities in key product categories, our failure to provide a balanced product assortment that addressed our customer needs and increased competition. The increase in comparable store sales for the second half of fiscal 2001 was attributable to broader and more balanced product assortment.

    Gross Profit.  Gross profit, which includes the cost of merchandise, buying and occupancy, increased to $139.6 million for the year ended June 30, 2001 from $122.0 million in fiscal 2000, an increase of $17.6 million, or 14.4%. As a percentage of net sales, gross profit decreased to 48.0% for the year from 50.4% during fiscal 2000. The decrease in gross profit as a percentage of net sales resulted from negative occupancy expense leverage and reduced merchandise margins. Negative occupancy expense leverage was attributed to the lower sales productivity. Reduced merchandise margins was due to weaker product sell-through, which resulted in an increased level of markdowns necessary to sell off excess inventories.

    Selling, General and Administrative Expenses.  Selling, general and administrative expenses, which primarily consist of non-occupancy store costs, corporate overhead and advertising costs, increased to $97.8 million during the year ended June 30, 2001 from $76.3 million in fiscal 2000, an increase of

$21.5 million, or 28.2%. As a percentage of net sales, these expenses increased to 33.6% during the year ended June 30, 2001 from 31.6% in fiscal 2000. This increase as a percentage of net sales was primarily due to the decrease in comparable store sales, expenses related to an increase in total compensation costs at the corporate offices and higher depreciation expense.

    We recorded deferred compensation of $2.8 million in connection with option grants in June 1997, of which $412,988 was charged to expense for the year ended June 30, 2001.

    Interest and Other Expense (Income), Net.  We generated $3.4 million of interest and other income (net of other expenses) during the year ended June 30, 2001 as compared to $3.2 million in fiscal 2000 due to increases in average cash balances arising from operating results offset by lower interest rates.

    Provision for Income Taxes.  The effective tax rate for the year ended June 30, 2001 was 38.5% as compared to 39.8% in fiscal 2000. The lower effective tax rate for fiscal 2001 was primarily attributable to interest on tax free and tax-advantaged investments.

Years Ended June 30, 2000 and 1999

    Net Sales.  Net sales increased to $241.8 million during the year ended June 30, 2000 from $201.3 million in fiscal 1999, an increase of $40.5 million, or 20.1%. Of this increase, $1.0 million was attributable to the 0.4% increase in comparable store sales, and $39.5 million was attributable to stores not included in the comparable store sales base. Comparable store sales for the first half of fiscal 2000 increased 11.0%. Comparable store sales for the second half of fiscal 2000 decreased 10.1%. The decrease in comparable store sales in the second half of fiscal 2000 was attributable to missed opportunities in key product categories and our failure to provide a balanced product assortment.

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

    Selling, General and Administrative Expenses.  Selling, general and administrative expenses, which primarily consist of non-occupancy store costs, corporate overhead and advertising costs, increased to $76.3 million during the year ended June 30, 2000 from $61.1 million in fiscal 1999, an increase of $15.2 million, or 24.9%. As a percentage of net sales, these expenses increased to 31.6% during the year ended June 30, 2000 from 30.3% in fiscal 1999. This increase as a percentage of net sales was largely the result of depreciation expenses and higher compensation.

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

    Provision for Income Taxes.  The effective tax rate for the year ended June 30, 2000 was 39.8% as compared to 40.5% in fiscal 1999. The lower effective tax rate for fiscal 2000 was primarily attributable to investments in tax advantaged investments.

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

    The following table sets forth certain unaudited statements of operations data for each of the four quarters ended June 30, 2001, as well as such data expressed as a percentage of our total net sales for the periods indicated. This data has been derived from unaudited financial statements that, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for fair presentation of such information when read in conjunction with our Financial Statements and Notes thereto appearing elsewhere in this annual report on Form 10-K.

	September 30, 2000	December 31, 2000	March 31, 2001	June 30, 2001
Statements of Operations Data (in thousands):
Net sales	$61,958	$92,994	$66,187	$69,697
Gross profit	29,660	46,196	29,812	33,964
Selling, general and administrative expenses	21,039	27,617	23,783	25,378
Income from operations	8,621	18,580	6,029	8,585
Earnings before income taxes	9,435	19,436	6,957	9,394
Net earnings	5,837	11,876	4,296	5,798
Basic earnings per share	$0.24	$0.48	$0.17	$0.23
Diluted earnings per share	$0.23	$0.47	$0.17	$0.22
As a Percentage of Net Sales:
Net sales	100.0%	100.0%	100.0%	100.0%
Gross profit	47.9%	49.7%	45.0%	48.7%
Selling, general and administrative expenses	34.0%	29.7%	35.9%	36.4%
Income from operations	13.9%	20.0%	9.1%	12.3%
Earnings before income taxes	15.2%	20.9%	10.5%	13.5%
Net earnings	9.4%	12.8%	6.5%	8.3%

Liquidity and Capital Resources

    Our working capital requirements vary widely throughout the year and generally peak in the first and second fiscal quarters. At June 30, 2001, we had approximately $91.0 million of cash and cash equivalents on hand. In addition, we had a revolving line of credit, under which we could borrow or issue letters of credit up to a combined total of $10.0 million. As of June 30, 2001, there were no borrowings under the line of credit and letters of credit outstanding totaled $5.3 million.

    Net cash provided by operating activities in fiscal 2001, 2000 and 1999 was $33.7 million, $30.2 million and $33.3 million, respectively. The increase in cash provided by operating activities in fiscal 2001 compared to 2000 and 1999 was primarily the result of the decreases in net earnings offset by changes in working capital.

    Net cash used by investing activities was $18.0 million, $18.0 million and $12.0 million in fiscal 2001, 2000 and 1999, respectively. The primary use of these funds was for the opening of new stores, investments in management information systems and the expansion of our corporate offices. We opened 26 new stores in fiscal 2001 and expect to open approximately 25 to 30 stores in fiscal 2002.

    During fiscal 2001, new store construction costs (before tenant allowances) averaged $495,000. The average gross inventory investment was $161,000 while pre-opening costs, which are expensed as incurred, were less than $48,000 per store. Included in this average is a larger store located in Santa Monica, California. Average pre-opening costs per store not including this store were approximately

$39,000. The average total cost to build new stores will vary in the future, depending on various factors, including local construction costs, square footage, changes in store format and design and tenant improvement allowances.

    Net cash provided by financing activities was $2.9 million, $1.1 million and $1.4 million in fiscal 2001, fiscal 2000 and fiscal 1999, respectively. In each of these years, net cash provided by financing activities primarily was derived from proceeds from the issuance of common stock arising from stock option exercises.

    We believe that our cash on hand, together with our cash flow from operations, will be sufficient to meet our capital and operating requirements through fiscal 2002. Our future capital requirements, however, will depend on numerous factors, including without limitation, the size and number of new and expanded stores, investment costs for management information systems, potential acquisitions and/or joint ventures, repurchase of stock and future results of operations.

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

    2.  If we are not able to effectively manage our growth, our profitability may be negatively impacted. Our continued growth depends, to a significant degree, on our ability to identify sites and open and operate new stores on a profitable basis. We expect to open approximately 25 to 30 stores in fiscal 2002. Our plan to expand successfully depends on the following factors:

  •
  the availability of desirable locations;

  •
  the ability to identify suitable locations;

  •
  the ability to negotiate acceptable leases for such locations;

  •
  the ability to manage the expansion of the store base;

  •
  the ability to source inventory adequate to meet the needs of new stores;

  •
  the ability to operate stores profitably once opened;

  •
  the development of adequate management information systems to support expanded activity;

  •
  the ability to recruit and retain new employees;

  •
  the availability of capital; and

  •
  general economic and business conditions affecting consumer confidence and spending.

    In selected markets, we have opened and plan to open flagship stores that will be larger and more expensive to operate than existing stores. If these flagship stores do not generate sufficient revenues to cover their higher costs, our financial results could be negatively affected.

    We cannot assure that we will achieve our planned expansion on a timely and profitable basis. In addition, most of our new store openings in fiscal 2002 will be in existing markets. These openings may affect the existing stores' net sales volumes and profitability. Furthermore, we will need to hire experienced executive personnel to support the planned improvements and expansions of our business. We cannot assure that we will be successful in hiring such personnel in a time frame necessary to manage and support our expansion plans.

    3.  We have in the past and will in the future experience fluctuations in our comparable store sales performance, which could affect our profitability. If comparable store sales performance decreases, we may experience a decline in merchandise margins which will reduce gross margins. In addition, to the extent same store sales performance decreases, we will likely experience an increase of selling, general and administrative expenses as a percentage of sales.

    4.  If we are not able to consistently show increases in net earnings or are not able to operate on a profitable basis, our stock price may be negatively affected. We cannot guarantee that we will generate net earnings increases period to period or that we will remain profitable in the future. In the past five years, profitability rates have varied widely from quarter-to-quarter and from year-to-year. In particular, in fiscal 1996, we experienced a significant financial downturn. And although we were profitable, in fiscal 2000, we experienced a significantly lower rate of growth in earnings than experienced in the prior three fiscal years, and in fiscal 2001, earnings decreased versus the prior year.

    Our future results of operations will depend on a number of factors including, but not limited to, our ability to:

  •
  manage and execute the number and timing of new store openings;

  •
  identify and capitalize upon changing fashion trends;

  •
  hire and retain qualified management and other personnel;

  •
  maintain appropriate inventory levels;

  •
  obtain needed raw materials;

  •
  identify and negotiate favorable leases for successful store locations;

  •
  control inventory shrinkage results; and

  •
  control operating costs.

    In addition, future results of operations will depend on factors outside of our control, such as general economic conditions, availability of third party sourcing and raw materials, and actions of competitors.

    5.  If we are not able to effectively upgrade and expand our management information systems, our operations may be harmed. We have in the past and will continue in the future to make significant investments to improve existing management information systems and implement new systems in the areas of production, merchandise allocation, financial and distribution functions. We cannot assure that these enhancements will be successfully implemented. If we fail to implement and integrate such systems, it can have a harmful effect on our results of operation.

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

    7.  If an independent manufacturer violates labor or other laws, or is accused of violating any such laws, or if their labor practices diverge from those generally accepted as ethical, it could harm our business and brand image. While we maintain a policy to monitor the operations of our independent manufacturers by having an independent firm inspect these manufacturing sites, and all manufacturers are contractually required to comply with such labor practices, we cannot control the actions of or the public's perceptions of such manufacturers, nor can we assure that these manufacturers will conduct their businesses using ethical or legal labor practices. Recently courts have addressed whether apparel companies can be held jointly liable for the wrongdoings of the manufacturers of their products. While we do not control their employees' employment conditions or the manufacturer's business practices, and the manufacturers act in their own interest, they may act in a manner that results in negative public perceptions of us and/or employee allegations or court determinations that we are jointly liable.

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

    11. Our success depends on our key employees, the loss of whom could disrupt our business. We depend upon the efforts of our key employees, particularly Manny Mashouf, the founder, Chairman and Chief Executive Officer. Of our executive officers, only John Parros, President and Chief Operating Officer, is bound by an employment agreement, which will expire on November 20, 2001. As of such date, John Parros' and all other executive officers' employment is at will. Except for Mr. Mashouf, we do not carry "key person" life insurance policies on any of our employees. If we lose the services of Mr. Mashouf or any key officers or employees, it could harm our business and results of operations.

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

    We are seeking to register our trademarks in targeted international markets, which we believe represents large potential markets for our products. In some of these markets, local companies currently have registered competing marks, and/or regulatory obstacles exist that may prevent us from obtaining a trademark for the bebe name or related names. In such countries, we may be unable to use the bebe name unless we purchase the right or obtain a license to use the bebe name. In other countries, if we do not show use of our trademark rights, our trademark rights may lapse. We may not be able to register trademarks in these international markets, purchase the right or obtain a license to use the bebe name or show use of our trademarks on commercially reasonable terms. Furthermore in some jurisdictions, despite successful registration of our trademarks, third parties may allege infringement and bring actions against us. If we fail to obtain trademark, ownership or license rights, it would limit our ability to expand into certain international markets or enter such markets with the bebe name, and to capitalize on the value of our brand.

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

    14. We currently operate two corporate offices and a distribution center in Brisbane, California. We also operate a technology support center in Sacramento, California, a fabric warehouse in South San Francisco, California, and a design studio in Los Angeles, California. We plan to move our distribution center to Benicia, California. Any delay or disruption at these facilities whether due to the construction, relocation, system implementation and integration, and employment needs or otherwise, may affect the control of inventory, the accuracy of product distributions, the timeliness of product deliveries and cost of operations. Additionally we are reviewing a proposal to consolidate our corporate offices into a space we currently lease at 400 Valley Drive, Brisbane, California. We also have expanded our design studio in Los Angeles, California. Any serious disruption at these facilities whether due to the construction, relocation and employment needs of the new facilities, fire, earthquake or otherwise would harm our operations and could have a harmful effect on our business and results of operations.

Furthermore, we have little experience operating facilities away from our main corporate offices in the past and are uncertain what effect operating such satellite facilities might have on business, personnel and results of operations.

    Furthermore, merchandise is typically shipped as soon as possible after receipt in our distribution center using third-party carriers. If these third-party carriers are unable to deliver shipments to some or all of our stores in a timely or cost efficient manner, our business and results of operations may be harmed.

    15. If we are not able to successfully enter international markets, our ability to expand beyond the United States may be impaired. We currently operate two stores in Canada and one store in the United Kingdom. We plan to close the store in the United Kingdom prior to the end of fiscal 2002. We are evaluating our opportunities to expand our geographic reach in additional markets. We have limited experience with doing business in foreign countries and our brand names do not have the same recognition in such markets as they do in the United States. Accordingly, we continually review the performance of these international stores and cannot assure that such expansion will be successful.

    16. If we are not able to successfully develop new store designs and merchandise presentation strategies, our ability to maximize store productivity and maintain customer acceptance of our brand may be impaired. From time to time, we may introduce new store design formats or merchandising presentation strategies. If these new strategies are not successful, our ability to maximize store productivity and maintain customer acceptance of our brand may be impaired.

    17. If we are not able to effectively upgrade and enhance our on-line store, we may lose on-line sales and our image may be harmed. We intend to continue to make significant investments to improve the performance and content of our existing web site over the next two years. We cannot assure you that these enhancements will be successfully implemented. If we fail to implement and integrate such enhancements successfully, our results of operations may be harmed. Moreover, if we cannot develop an effective and engaging web site, potential future revenue that we would have otherwise gained through sales conducted over the internet and our image may be harmed.

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

    3.  If economic conditions deteriorate, then it could have a negative impact on our business, sales and profitability. The retail and apparel industries are subject to substantial cyclical variation. A recession in the general economy or a decline in consumer spending in the apparel industry could harm our financial performance. Consumers generally purchase less apparel and related merchandise during recessionary periods and consumer spending may decline at other times. Any economic slowdown or downturn could harm our financial condition. We cannot assure that our customers would continue to make purchases during such times.

Risks relating to our common stock:

    1.  Our stock price may fluctuate because of the small number of shares that can be publicly traded and the low average daily trading volumes. The vast majority of our outstanding shares of our common stock are not registered and are subject to trading restrictions. As of June 30, 2001, only 4,318,607 shares of our common stock were available to be publicly traded, and as a result, our average daily trading volumes are relatively low, and our stock price is vulnerable to market swings due to large purchases, sales and short sales of our common stock.

    2.  Because a principal shareholder controls the company, other shareholders may not be able to influence the direction the company takes. As of June 30, 2001, Manny Mashouf, the Chairman and Chief Executive Officer, beneficially owned approximately 82.8% the outstanding shares of our common stock. As a result, he alone can control the election of directors and the outcome of all issues submitted to the shareholders. This may make it more difficult for a third party to acquire shares, may discourage acquisition bids, and could limit the price that certain investors might be willing to pay for shares of common stock. This concentration of stock ownership may have the effect of delaying, deferring or preventing a change in control of our company.

    3.  All of our restricted securities are eligible to be sold, which may cause dilution of our common stock. As of June 30, 2001, we had a total of 25,187,695 shares of common stock outstanding. Of these shares, 20,869,088 are held by the existing shareholders as "restricted securities," which means they acquired these securities from our company in a transaction that did not involve a public offering. These shares may be sold in the public market only if they are registered or if they qualify for an exemption from registration under Rule 144 of the Securities Act. At this time, all restricted securities will be eligible to be sold, subject to certain volume and other limitations under Rule 144.

    As of June 30, 2001, options to purchase 1,990,059 shares of common stock were outstanding and exercisable, subject to certain vesting and repurchase restrictions.

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

    7.  We may consider a stock split in the future, if we believe that a stock split would enhance shareholder value. There can be no assurance that such an action will result in an increase in shareholder value. In addition, if the Company's performance is below expectations after a stock split, shareholder value could be impaired.

Stock Plans

    On June 26, 1997 the Board of Directors adopted the 1997 Stock Plan (the "Stock Plan"). Options granted under the Stock Plan have a ten-year term and may be either incentive stock options, non-qualified stock options, stock purchase rights or stock awards. We have reserved 4,330,000 shares of common stock for issuance under the Stock Plan, as amended. The options granted are immediately exercisable, but are subject to repurchase at the original exercise price in the event that the optionee's employment ceases for any reason. Our right of repurchase generally lapses over a four-year period as follows: 20% in each of the first two years after the grant date and 30% in the third and fourth years after the grant date, with full lapse of the repurchase option occurring on the fourth anniversary date. See Note 8 of Notes to Consolidated Financial Statements.

Stock Purchase Plan

    On April 7, 1998, our 1998 Employee Stock Purchase Plan (the "Plan") was adopted and approved by the shareholders. A total of 750,000 shares of common stock has been reserved for issuance under the Plan. The Plan will allow eligible employees to purchase our common stock in an amount, which may not exceed 10% of the employee's compensation. The Plan will be implemented by sequential

24-month offerings. Each offering will generally be comprised of four, six-month purchase periods, with shares purchased on the last day of each purchase period (a "Purchase Date"). The price at which stock may be purchased is equal to 85% of the lower of fair market value of our common stock on the first and last day of the offering period or the Purchase Date. Under the Purchase plan in the years ended June 30, 2001, 2000 and 1999 there were 29,109, 36,965 and 35,625 shares issued, respectively.

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

Interest Rate Risk.

    The Company has fixed and variable income investments consisting of cash equivalents and short-term investments, which are affected by changes in market interest rates. The Company does not use derivative financial instruments in its investment portfolio.

    The interest payable on the Company's bank line of credit is based on variable interest rates and therefore affected by changes in market interest rates. If interest rates rose 67.5 basis points (a 10% change from the bank's reference rate as of June 30, 2001), the Company's results from operations and cash flows would not be materially affected.

Foreign Currency Risks.

    The Company enters into a significant amount of purchase obligations outside of the U.S. which are settled in U.S. Dollars and, therefore, has only minimal exposure to foreign currency exchange risks. The Company also operates two subsidiaries with a base currency other than the U.S. Dollar. These subsidiaries represented less than one percent of total revenues for fiscal year 2001 and, therefore, present only minimal exposure to foreign currency exchange risks. The Company does not hedge against foreign currency risks and believes that foreign currency exchange risk is immaterial.

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

2.
Financial statement schedules are included on page F-16 or are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3.
Exhibits included or incorporated herein: See Index to Exhibits.

(b)
Reports on Form 8-K.

    There were no reports on Form 8-K filed during the last quarter of the fiscal year covered by this report.

bebe stores, inc.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JUNE 30, 2001, JUNE 30, 2000 AND JUNE 30, 1999:

F–1

INDEPENDENT AUDITORS' REPORT

Board of Directors and Shareholders of
bebe stores, inc.:

    We have audited the accompanying consolidated balance sheets of bebe stores, inc. as of June 30, 2001 and 2000 and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three fiscal years in the period ended June 30, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of bebe stores, inc. as of June 30, 2001 and 2000 and the results of its operations and its cash flows for each of the three fiscal years ended June 30, 2001 in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

San Francisco, California
August 3, 2001

F–2

bebe stores, inc.

CONSOLIDATED BALANCE SHEETS

	As of June 30,
	2001	2000
Assets:
Current assets:
Cash and equivalents	$90,999,693	$72,540,720
Receivables (net of allowance of $416,412 and $163,771)	2,342,078	2,198,862
Inventories	27,773,439	24,346,643
Deferred income taxes, net	2,493,742	2,901,980
Prepaid and other	7,189,525	1,148,573

Total current assets	130,798,477	103,136,778
Equipment and leasehold improvements, net	39,199,181	30,602,719
Deferred income taxes, net	2,879,541	2,261,159
Other assets	1,852,858	1,661,044

Total assets	$174,730,057	$137,661,700

Liabilities and Shareholders' Equity:
Current liabilities:
Accounts payable	$10,877,541	$12,966,116
Accrued liabilities	12,428,930	9,288,012
Income taxes payable	168,368	171,448

Total current liabilities	23,474,839	22,425,576
Long-term debt	6,580	58,307
Deferred rent	3,952,261	3,377,881

Total liabilities	27,433,680	25,861,764

Commitments and contingencies
Shareholders' equity:
Preferred stock-authorized 1,000,000 shares at $0.001 par value per share; no shares issued and outstanding
Common stock-authorized 40,000,000 shares at $0.001 par value per share; issued and outstanding 25,187,695 and 24,589,361 shares	25,188	24,590
Additional paid-in capital	32,017,280	24,661,509
Deferred compensation	—	(433,161)
Accumulated other comprehensive loss	(190,200)	(89,997)
Retained earnings	115,444,109	87,636,995

Total shareholders' equity	147,296,377	111,799,936

Total liabilities and shareholders' equity	$174,730,057	$137,661,700

See accompanying notes to consolidated financial statements.

F–3

bebe stores, inc.

CONSOLIDATED STATEMENTS OF INCOME

	Fiscal Year Ended June 30,
	2001	2000	1999
Net sales	$290,836,016	$241,801,958	$201,341,258
Cost of sales, including buying and occupancy	151,203,525	119,850,018	95,439,510

Gross profit	139,632,491	121,951,940	105,901,748
Selling, general and administrative expenses	97,817,096	76,294,384	61,069,273

Income from operations	41,815,395	45,657,556	44,832,475
Other expense (income):
Interest expense	16,156	20,529	13,608
Interest income	(3,452,765)	(3,241,172)	(2,266,861)
Other, net	29,645	19,479	11,820

Earnings before income taxes	45,222,359	48,858,720	47,073,908
Provision for income taxes	17,415,245	19,453,678	19,064,571

Net earnings	$27,807,114	$29,405,042	$28,009,337

Basic earnings per share	$1.12	$1.20	$1.16
Diluted earnings per share	$1.08	$1.17	$1.11
Basic weighted average shares outstanding	24,791,934	24,481,256	24,054,865
Diluted weighted average shares outstanding	25,696,568	25,225,657	25,326,580

See accompanying notes to consolidated financial statements.

F–4

bebe stores, inc.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Common Stock
						Accumulated Other Comprehensive Loss
	Number of Shares	Amount	Additional Paid- in Capital	Deferred Compensation	Retained Earnings		Total	Comprehensive Income
Balance as of June 30, 1998	23,889,997	23,890	17,078,200	(2,061,227)	30,222,616	—	45,263,479
Net earnings					28,009,337		28,009,337	$28,009,337
Foreign currency translation adjustments						(28,013)	(28,013)	(28,013)

Total comprehensive income								$27,981,324

Deferred compensation			(240,801)	779,080			538,279
Common stock issued under stock plans including tax benefit	497,736	498	6,310,396				6,310,894

Balance as of June 30, 1999	24,387,733	24,388	23,147,795	(1,282,147)	58,231,953	(28,013)	80,093,976
Net earnings					29,405,042		29,405,042	$29,405,042
Foreign currency translation adjustments						(61,984)	(61,984)	(61,984)

Total comprehensive income								$29,343,058

Deferred compensation			(175,624)	848,986			673,362
Common stock issued under stock plans including tax benefit	201,628	202	1,689,338				1,689,540

Balance as of June 30, 2000	24,589,361	24,590	24,661,509	(433,161)	87,636,995	(89,997)	111,799,936
Net earnings					27,807,114		27,807,114	$27,807,114
Foreign currency translation adjustments						(100,203)	(100,203)	(100,203)

Total comprehensive income								$27,706,911

Deferred compensation			(20,173)	433,161			412,988
Common stock issued under stock plans including tax benefit	598,334	598	7,375,944				7,376,542

Balance as of June 30, 2001	$25,187,695	$25,188	$32,017,280	$-	$115,444,109	$(190,200)	$147,296,377

See accompanying notes to consolidated financial statements

F–5

bebe stores, inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended June 30,
	2001	2000	1999
Cash flows from operating activities:
Net earnings	$27,807,114	$29,405,042	$28,009,337
Adjustments to reconcile net earnings to cash provided by operating activities:
Non-cash compensation expense	412,988	673,362	538,279
Depreciation and amortization	8,279,599	5,059,586	3,197,426
Tax benefit from stock options exercised	4,381,077	514,531	5,002,913
Net loss on disposal of property	690,635	307,733	803,106
Deferred income taxes	(214,915)	(1,500,784)	(1,009,780)
Deferred rent	589,246	(37,724)	396,816
Changes in operating assets and liabilities:
Receivables	405,437	(1,320,397)	(152,599)
Inventories	(3,436,960)	(1,813,547)	(8,132,159)
Other assets	(765,479)	(149,371)	(663,794)
Prepaid expenses	(6,057,733)	400,395	(1,425,571)
Accounts payable	(2,087,954)	(335,822)	6,396,465
Accrued liabilities	3,614,115	(892,456)	892,758
Income taxes payable	96,009	(158,293)	(560,190)

Net cash provided by operating activities	33,713,179	30,152,255	33,293,007
Cash flows from investing activities:
Purchase of equipment and improvements	(17,962,522)	(18,018,281)	(11,979,179)
Proceeds from sales of equipment	—	2,152	9,862

Net cash used by investing activities	(17,962,522)	(18,016,129)	(11,969,317)
Cash flows from financing activities:
Borrowings (repayments) of capital leases	(69,183)	(42,455)	124,122
Repayments of investment note	(18,364)	(44,430)	(51,077)
Net proceeds from issuance of common stock	2,995,465	1,175,009	1,307,981

Net cash provided by financing activities	2,907,918	1,088,124	1,381,026
Effect of exchange rate changes on cash	(199,602)	(25,185)	(14,678)
Net increase in cash and equivalents	18,458,973	13,199,065	22,690,038
Cash and equivalents:
Beginning of year	72,540,720	59,341,655	36,651,617

End of year	$90,999,693	$72,540,720	$59,341,655

Supplemental information:
Cash paid for interest	$16,156	$20,529	$13,710

Cash paid for income taxes	$18,273,643	$20,734,915	$15,400,731

See accompanying notes to consolidated financial statements.

F–6

bebe stores, inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1.  Summary of Significant Accounting Policies

    Nature of the business bebe stores, inc., the "Company," designs, develops and produces a distinctive line of contemporary women's apparel and accessories, which it markets under the bebe, bbsp and bebe moda brand names primarily through its 146 specialty retail stores located in 29 states, the District of Columbia, Canada, the United Kingdom and an on-line store at www.bebe.com.

    The Company has one reportable segment and has one brand with product lines of a similar nature. Revenues of the Company's international retail operations represent less than one percent of total revenues for fiscal year 2001. Therefore, the Company does not report segment results.

    Basis of financial statement presentation—The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America (GAAP) and general practice within the retail industry. Those policies that materially affect the determination of financial position, results of operations, and cash flow are summarized below.

    Consolidation—The consolidated financial statements include the accounts of the Company and its subsidiaries. All material intercompany transactions and balances have been eliminated.

    Use of estimates—The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    Reclassifications—Certain amounts for prior periods have been reclassified to conform with current financial statement presentation.

    Foreign currency adjustments—Translation adjustments result from the translation of foreign subsidiaries financial statements into US dollars. The results of operations of foreign subsidiaries are translated using the average exchange rate during the period. Balance sheet amounts are translated at the exchange rate in effect at the balance sheet date. The resulting translation adjustment is included in shareholders' equity.

    Cash and equivalents represent cash and short-term, highly liquid investments with original maturities of less than 90 days.

    Inventories are stated at the lower of FIFO (first-in, first-out) cost or market. Cost includes certain indirect purchasing, merchandise handling and storage costs.

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

    Deferred rent—Many of the Company's operating leases contain predetermined fixed increases of the minimum rental rate during the initial lease term. For these leases, the Company recognizes the related rental expense on a straight-line basis and records the difference between the amount charged to expense and the rent paid as deferred rent.

F–7

    Store preopening costs associated with the opening or remodeling of stores, such as preopening rent and payroll, are expensed as incurred.

    Advertising costs are charged to expense when the advertising first takes place. Advertising costs were $10,410,970, $9,793,824 and $8,357,456 respectively, during fiscal 2001, 2000 and 1999.

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

    Fair value of financial instruments—The carrying values of cash and equivalents, investments, receivables and accounts payable approximates the estimated fair values.

    Impairment of long-lived assets—The Company regularly reviews the carrying value of its long-lived assets. Whenever events or changes in circumstances indicate that the carrying amount of its assets might not be recoverable, the Company, using its best estimates based on reasonable and supportable assumptions and projections, has reviewed for impairment the carrying value of long-lived assets. Based on the Company's review at June 30, 2001, no impairment losses were recorded.

    Stock based compensation—The Company accounts for stock based awards to employees using the intrinsic value-based method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related Interpretations.

    Earnings per share—Basic earnings per share (EPS) is computed as net earnings divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through the exercise of outstanding dilutive stock options.

    Revenue recognition—Net sales consist of all product sales, net of estimated returns. Gift certificates sold are carried as a liability and revenue is recognized when the gift certificate is redeemed. Similarly, customers may receive a store credit in exchange for returned goods. Store credits are carried as a liability until redeemed. License revenue is recorded as earned.

    Comprehensive income consists of net income and other comprehensive income (income, expenses, gains and losses that bypass the income statement and are reported directly as a separate component of equity). The Company's comprehensive income equals net income plus unrealized gains on marketable securities plus foreign currency translation adjustments for all periods presented. Such components of comprehensive income are shown in the Consolidated Statements of Shareholders' Equity.

New accounting pronouncements

    In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 133, as amended, "Accounting for Derivative Instruments and Hedging Activities". The statement requires the Company to recognize all derivatives as either assets or liabilities on the balance sheet and to measure those instruments at fair value. The Company adopted SFAS No. 133 on July 1, 2000 and adoption did not have a material impact on the Company's financial position or results of operations.

F–8

    In July 2001, the FASB issued SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will rather be tested at least annually for impairment. The Company will adopt SFAS No. 142 for its fiscal year beginning July 1, 2002 and is currently evaluating the provisions of the new standards and assessing their potential impact, if any, on the Company's financial position and results of operations.

2.  Inventories

    The Company's inventories consist of:

	As of June 30,
	2001	2000
Raw materials	$6,469,725	$6,177,276
Merchandise available for sale	21,303,714	18,169,367

Inventories, net	$27,773,439	$24,346,643

3.  Credit Facilities

    The Company has an unsecured commercial line of credit agreement with a bank, which provides for borrowings and issuance of letters of credit of up to $10,000,000 and expires on June 1, 2002. The outstanding balance bears interest at either the bank's reference rate (which was 6.75% and 9.5%, as of June 30, 2001 and 2000, respectively) or the LIBOR rate plus 1.75 percentage points. As of June 30, 2001 and 2000, there was $5,344,345 and $2,838,427, respectively, outstanding in letters of credit.

    This credit facility requires the Company to comply with certain financial covenants, including a minimum tangible net worth and certain restrictions on making loans and investments. In addition, under the line of credit, cash dividends can not be paid without the prior consent of the lending institution. As of June 30, 2001 and 2000, the Company was in compliance with such covenants.

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

    Rent expense for the fiscal years ended June 30, 2001, 2000 and 1999 was $34,528,683, $26,050,147, and $19,205,735, respectively. Rent expense includes percentage rent and other lease-required expenses for the years ended 2001, 2000 and 1999 of $11,299,643, $9,143,433, and $7,311,922, respectively.

F–9

    Future minimum lease payments under operating leases at June 30, 2001 are as follows:

Fiscal year ending June 30,
2002	$23,495,735
2003	23,340,921
2004	23,084,878
2005	21,749,738
2006	19,735,677
Thereafter	70,336,998

Total minimum lease payments	$181,743,947

5.  Income Taxes

    Significant components of the provision for income taxes are as follows:

	Fiscal Year Ended June 30,
	2001	2000	1999
Current:
Federal	$13,538,432	$16,396,755	$15,862,695
State	3,894,157	4,448,816	4,194,630
Foreign	197,571	107,911	16,620

	17,630,160	20,953,482	20,073,945

Deferred
Federal	(91,957)	(1,231,820)	(685,785)
State	(79,760)	(266,586)	(159,799)
Foreign	(43,198)	(1,398)	(163,790)

	(214,915)	(1,499,804)	(1,009,374)

Provision	$17,415,245	$19,453,678	$19,064,571

    A reconciliation of the federal statutory tax rate with the Company's effective income tax rate is as follows:

	Fiscal Year Ended June 30,
	2001	2000	1999
Federal statutory rate	35.0%	35.0%	35.0%
State rate, net of federal benefit	5.5	5.6	5.6
Other	0.2	0.8	(0.1)
Tax-exempt interest	(2.2)	(1.6)	—

Effective tax rate	38.5%	39.8%	40.5%

F–10

    Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax reporting purposes.

    Significant components of the Company's deferred tax assets (liabilities) are as follows:

	As of June 30,
	2001	2000
Current:
Gift Certificates/Store credits	$714,232	$467,849
Inventory reserve	1,068,420	1,602,821
Accrued vacation	227,631	245,217
Uniform capitalization	(182,255)	(143,598)
Other	665,714	729,691

Total Current	2,493,742	2,901,980

Noncurrent:
Basis difference in fixed assets	1,363,957	1,010,073
Deferred rent	1,146,502	829,189
Net operating loss	288,470	61,341
Other	263,946	534,767

Total Noncurrent	3,062,875	2,435,370
Valuation allowance	(183,334)	(174,211)

Net deferred tax assets	$5,373,283	$5,163,139

    A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. The Company had established a valuation allowance for 100% of the net deferred asset related to the United Kingdom operations at June 30, 2001 and 2000 due to the uncertainty of realizing future tax benefits from its foreign net operating loss carryforward (NOL) and other deferred tax assets.

    At June 30, 2001, the Company has a net operating loss carryforward with an indefinite carryforward period to offset future taxable income related to the United Kingdom operations of approximately $1,741,000.

F–11

bebe stores, inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.  Equipment and Leasehold Improvements

    Equipment and leasehold improvements consist of the following:

	As of June 30
	2001	2000
Leasehold improvements	$27,935,610	$19,316,369
Furniture, fixtures, equipment and vehicles	11,808,054	8,371,602
Computer hardware and software	13,995,223	8,960,720
Assets under capital lease	328,594	355,504
Construction in progress	6,189,397	6,970,105

Total	60,256,878	43,974,300
Less: accumulated depreciation and amortization	(21,057,697)	(13,371,581)

Equipment and leasehold improvements, net	$39,199,181	$30,602,719

7.  Employee Benefit Plan

    Employees are eligible to participate in the Company's 401(k) plan if they have been employed by the Company for one year, have reached age 21, and work at least 1,000 hours annually. Generally, employees can defer up to 15% of their gross wages up to the maximum limit allowable under the Internal Revenue Code. The employer can make a discretionary matching contribution for the employee. Employer contributions to the plan for the years ended June 30, 2001, 2000 and 1999 were $126,339, $68,120, and $87,888, respectively.

8.  Preferred Stock and Common Stock Plans

Preferred Stock

    Our shareholders have granted the Board of Directors the authority to issue up to 1,000,000 shares of $0.001 par value preferred stock and to fix the rights, preferences, privileges and restrictions including voting rights, of these shares without any further vote or approval by the shareholders. No preferred stock has been issued to date.

Common Stock Plans

    Options granted under the 1997 Stock Plan (the "Stock Plan") have a ten-year term and may be incentive stock options, non-qualified stock options, stock purchase rights or stock awards. As of June 30, 2001, the Company has reserved 4,330,000 shares of common stock for issuance under the Stock Plan.

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

F–12

Stock Purchase Plan

    The 1998 Employee Stock Purchase Plan (the "Plan") has a total of 750,000 shares of common stock reserved for issuance under the Plan. The Plan allows eligible employees to purchase our common stock in an amount, which may not exceed 10% of the employee's compensation. The Plan is implemented in sequential 24-month offerings. Each offering is generally comprised of four, six-month purchase periods, with shares purchased on the last day of each purchase period (a "Purchase Date"). The price at which stock may be purchased is equal to 85% of the lower of fair market value of our common stock on the first and last day of the offering period or the Purchase Date. Under the Purchase plan in the years ended June 30, 2001, 2000 and 1999 there were 29,109, 36,965 and 35,625 shares issued, respectively.

    The following summarizes stock option activity:

	Shares Outstanding	Weighted Average Exercise Price Per Share
Balance June 30, 1998	1,821,090	$2.63
Granted	479,360	21.08
Exercised	(462,111)	2.11
Canceled	(153,445)	3.68

Balance June 30, 1999	1,684,894	7.92
Granted	748,775	20.04
Exercised	(164,663)	3.67
Canceled	(588,979)	18.23

Balance June 30, 2000	1,680,027	10.24
Granted	1,229,617	13.90
Exercised	(567,810)	4.71
Canceled	(351,775)	15.52

Balance June 30, 2001	1,990,059	$12.75

    As of June 30, 2001 there were 1,152,432 shares available for future grant.

F–13

    The following table summarizes information about stock options outstanding at June 30, 2001:

	Options Outstanding			Options Vested
Exercise Prices	Number of Options	Weighted Average Remaining Life (in years)	Weighted Average Exercise Price	Number of Options at June 30, 2001	Weighted Average Exercise Price
$1.77	402,731	5.99	$1.77	402,731	$1.77
$5.65 to $9.13	198,109	8.15	7.11	56,700	6.33
$9.69 to $9.97	374,553	9.10	9.97	30,678	9.97
$10.13 to $14.00	388,962	8.74	13.06	51,945	13.09
$14.25 to $26.16	333,543	9.42	17.00	2,942	17.12
$26.70 to $32.50	292,161	8.32	30.00	98,008	30.69

	1,990,059	8.24	$12.75	643,004	$7.96

    Had compensation expense for the Stock Plan been determined based on the fair value at the grant dates for awards under the Stock Plan, consistent with the method of SFAS No. 123, the Company's net earnings, basic EPS and diluted EPS would have been reduced to the pro forma amounts indicated below:

		Fiscal Year Ended June 30,
		2001	2000	1999
Net income	As reported	$27,807,114	$29,405,042	$28,009,337
	Proforma	$25,529,828	$27,798,031	$27,216,130
Basic EPS	As reported	$1.12	$1.20	$1.16
	Proforma	$1.03	$1.14	$1.13
Diluted EPS	As reported	$1.08	$1.17	$1.11
	Proforma	$0.99	$1.10	$1.07

    The weighted average fair value of options granted during the fiscal year ended June 30, 2001, 2000, and 1999 was $6.26, $12.38 and $12.91, respectively. The fair value of each option grant was estimated on the date of the grant using the minimum value method with the following weighted-average assumptions:

	Fiscal Year Ended June 30,
	2001	2000	1999
Expected dividend rate	0.00%	0.00%	0.00%
Volatility	97.74%	82.63%	81.38%
Risk-free interest rate	5.75%	5.90%	5.74%
Expected lives (years)	5.67	5.94	6.07

9.  Litigation

    The Company is subject to legal proceedings and claims that arise in the ordinary course of business. Management believes, based on the advice of legal counsel, that the ultimate resolution of these matters will not have a material adverse effect on the financial statements taken as a whole.

F–14

    During the second quarter of fiscal 2001, the Company recorded a non-recurring expense of $890,000 related to the tentative resolution of a lawsuit. The complaint alleged that certain store managers were incorrectly classified as exempt from overtime laws. The Company, without admitting or acknowledging any wrongdoing, entered into settlement agreement to allow for early resolution in the best interest of its shareholders. The settlement has been approved at the state level and preliminarily approved at the federal level, which will be subject to final judicial approval. The Company does not expect any change to its ongoing operating cost structure as a result of this settlement.

10.  Earnings Per Share

    Under SFAS No. 128, the Company provides dual presentation of EPS on a basic and diluted basis. The Company's granting of certain stock options resulted in potential dilution of basic EPS. The following table summarizes the difference between basic weighted average shares outstanding and diluted weighted average shares outstanding used to compute diluted EPS.

	Fiscal Year Ended June 30,
	2001	2000	1999
Basic weighted average number of shares outstanding	24,791,934	24,481,256	24,054,865
Incremental shares from assumed issuance of stock options	904,634	744,401	1,271,715

Diluted weighted average number of shares outstanding	25,696,568	25,225,657	25,326,580

    The number of incremental shares from the assumed issuance of stock options is calculated applying the treasury stock method.

    Excluded from the computation of the number of diluted weighted average shares outstanding were antidilutive options of 289,218, 935,626 and 413,179 for fiscal 2001, 2000 and 1999, respectively.

F–15

11.  Quarterly Financial Information (Unaudited)

    The quarterly financial information presented below reflects all adjustments which, in the opinion of the Company's management, are of a normal and recurring nature necessary to present fairly the results of operations for the periods presented.

	2001 Quarter Ended
	Sept. 30	Dec. 31	March 31	June 30
	(in thousands, except per share amounts)
Net sales	$61,958	$92,994	$66,187	$69,697
Gross profit	29,660	46,196	29,812	33,964
Selling, general and administrative expenses	21,039	27,617	23,783	25,378
Income from operations	8,621	18,580	6,029	8,585
Earnings before income taxes	9,435	19,436	6,957	9,394
Net earnings	5,837	11,876	4,296	5,798
Basic earnings per share	$0.24	$0.48	$0.17	$0.23
Diluted earnings per share	$0.23	$0.47	$0.17	$0.22
	2000 Quarter Ended
	Sept. 30	Dec. 31	March 31	June 30
	(in thousands, except per share amounts)
Net sales	$56,637	$78,138	$52,895	$54,132
Gross profit	29,718	41,194	25,896	25,144
Selling, general and administrative expenses	17,854	21,241	18,211	18,988
Income from operations	11,864	19,953	7,685	6,155
Earnings before income taxes	12,463	20,758	8,587	7,050
Net earnings	7,490	12,504	5,421	3,990
Basic earnings per share	$0.31	$0.51	$0.22	$0.16
Diluted earnings per share	$0.30	$0.49	$0.22	$0.16

F–16

SIGNATURES

    Pursuant to the requirements of the Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Brisbane, State of California, on the 25th day of September 2001.

bebe stores, inc.
By:	Manny Mashouf Chief Executive Officer (Principal Executive Officer)

POWER OF ATTORNEY

    KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Manny Mashouf and Lilliemae I. Stephens, and each of them acting individually, as his true and lawful attorneys-in-fact and agents, each with full power of substitution, for him in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, with full power of each to act alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully for all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or his or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

    Pursuant to the requirements of the Exchange Act, this Annual Report on Form 10-K has been signed by the following persons in the capacities and on the dates indicated:

Name	Title	Date
/s/ MANNY MASHOUF Manny Mashouf	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	September 25, 2001
/s/ BLAIR LAMBERT Blair Lambert	Chief Financial Officer (Principal Financial Officer)	September 25, 2001
/s/ CHRISTINA PEROZZI Christina Perozzi	VP of Finance (Principal Accounting Officer)	September 25, 2001
/s/ NEDA MASHOUF Neda Mashouf	Director	September 25, 2001
/s/ BARBARA BASS Barbara Bass	Director	September 25, 2001
/s/ CORRADO FEDERICO Corrado Federico	Director	September 25, 2001
/s/ PHILIP SCHLEIN Philip Schlein	Director	September 25, 2001

II–1

SCHEDULE

bebe stores, inc.
VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Charged to Other Accounts	Deduction	Balance at end of Period
Year Ended June 30, 1999
Allowance for doubtful accounts receivable	$51,784	$90,694		$(34,400)	$108,078
Reserve for store closures	239,950	466,375		(140,542)	565,783

	$291,734	$557,069		$(174,942)	$673,861

Year Ended June 30, 2000
Allowance for doubtful accounts receivable	$108,078	$185,713		$(130,020)	$163,771
Reserve for store closures	565,783	623,588		(487,860)	701,511

	$673,861	$809,301		$(617,880)	$865,282

Year Ended June 30, 2001
Allowance for doubtful accounts receivable	$163,771	$349,436		$(96,795)	$416,412
Reserve for store closures	701,511	244,800		(724,083)	222,228

	$865,282	$594,236		$(820,878)	$638,640

S–1

INDEX TO EXHIBITS

Exhibit Number	Description of Document
3.1*	Amended and Restated Articles of Incorporation of the Registrant.
3.2*	Bylaws of the Registrant.
4.1*	Specimen certificate representing the Common Stock (in standard printer form, not provided).
10.1*	1997 Stock Plan.
10.2*	1998 Stock Purchase Plan.
10.3*	Form of Indemnification Agreement.
10.4*	Standard Industrial/Commercial-Tenant Lease-Net dated August 8, 1994 between the Registrant and California State Teachers' Retirement System, as amended (lease for corporate headquarters and distribution center in Brisbane, California).
10.6**	Standard Industrial/Commercial-Tenant Lease-Net dated November 30, 1998 between Registrant and Far Western Land and Investment Company, Inc., (lease for additional building to house administrative departments in Brisbane, California).
10.7**	Retail Store License Agreement between the Registrant and Sakal Duty Free LTD., a duly registered Israeli private company, and Sakal Sports LTD., a duly registered Israeli private company, effective as of November 1, 1998.
10.8***	Form of Retail Store License Agreement between Registrant and [company].
10.9****	Amendment No. 1 to Lease Agreement (amendment to Standard Industrial/Commercial-Tenant Lease-Net dated November 30, 1998 between Registrant and Far Western Land and Investment Company, Inc.)
10.10*****	Employment Agreement between the Company and John Parros.
23.1	Independent Auditors' Consent and Report on Schedule.
24.1	Power of Attorney (see signature page).

*	Incorporated by reference from exhibits of the same number in Registrant's Registration Statement on Form S-1 (Reg. No. 333-50333), effective June 16, 1998.
**	Incorporated by reference from exhibits of the same number in Registrant's Quarterly Report on Form 10-Q filed on February 16, 1999.
***	Incorporated by reference from exhibits of the same number in Registrant's Annual Report on Form 10-K filed on September 28, 1999.
****	Incorporated by reference from exhibits of the same number in Registrant's Annual Report on Form 10-K filed on September 28, 2000.
*****	Incorporated by reference from exhibits of the same number in Registrant's Report on Form 8-K filed on November 20, 2000.

QuickLinks

PART I
  ITEM 1. BUSINESS
EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
  ITEM 6. SELECTED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
PART IV
  ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
bebe stores, inc. INDEX TO CONSOLIDATED FINANCIAL STATEMENTS YEARS ENDED JUNE 30, 2001, JUNE 30, 2000 AND JUNE 30, 1999
INDEPENDENT AUDITORS' REPORT
bebe stores, inc. CONSOLIDATED BALANCE SHEETS
bebe stores, inc. CONSOLIDATED STATEMENTS OF INCOME
bebe stores, inc. CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY bebe stores, inc. CONSOLIDATED STATEMENTS OF CASH FLOWS
SIGNATURES
POWER OF ATTORNEY
bebe stores, inc. VALUATION AND QUALIFYING ACCOUNTS
INDEX TO EXHIBITS