Form 10-Q
period 2001-09-30
BEBE STORES INC
filed 2001-11-14
CIK 1059272

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

OR

☐	TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-24395

bebe stores, inc.

(Exact name of registrant as specified in its charter)

California

94-2450490

(State or Jurisdiction of	(IRS Employer
Incorporation or Organization)	Identification Number)

380 Valley Drive Brisbane, California	94005
(Address of principal executive offices)	(zip code)

(415) 715-3900
(Registrant’s telephone number, including area code)

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

COMMON STOCK, PAR VALUE OF $0.001 PER SHARE, 25,330,084 SHARES OUTSTANDING AS OF NOVEMBER 1, 2001

bebe stores, inc.

PART I.       FINANCIAL INFORMATION

ITEM 1.       Condensed Consolidated Financial Statements

bebe stores, inc

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	SEPTEMBER 30,	JUNE 30,	SEPTEMBER 30,
	2001	2001	2000
Assets:
Current assets:
Cash and equivalents	$98,403,845	$90,999,693	$72,455,570
Receivables (net of allowance of $502,426, $416,412 and $224,254)	2,670,617	2,342,078	1,683,728
Inventories	33,504,557	27,773,439	27,747,915
Prepaid and other	5,024,409	9,683,267	4,730,806
Total current assets	139,603,428	130,798,477	106,618,019
Equipment and leasehold improvements, net	42,290,668	39,199,181	36,251,875
Other assets	4,746,147	4,732,399	3,865,938
Total assets	$186,640,243	$174,730,057	$146,735,832

Liabilities and Shareholders' Equity:
Current liabilities:
Accounts payable	$12,713,530	$10,877,541	$13,097,906
Accrued liabilities	10,431,283	12,428,930	8,660,905
Income taxes payable	2,121,852	168,368	3,257,022
Total current liabilities	25,266,665	23,474,839	25,015,833
Long-term debt	1,048	6,580	40,623
Deferred rent	5,479,057	3,952,261	3,556,457
Total liabilities	30,746,770	27,433,680	28,612,913

Commitments and contingencies
Shareholders' equity:
Preferred stock-authorized 1,000,000 shares at $0.001 par value per share; no shares issued and outstanding	-	-	-
Common stock-authorized 40,000,000 shares at $0.001 par value per share; issued and outstanding 25,323,723, 25,187,695 and 24,640,960 shares	25,324	25,188	24,642
Additional paid-in capital	34,184,112	32,017,280	25,039,076
Accumulated other comprehensive loss and other	(246,828)	(190,200)	(415,102)
Retained earnings	121,930,865	115,444,109	93,474,303
Total shareholders' equity	155,893,473	147,296,377	118,122,919
Total liabilities and shareholders' equity	$186,640,243	$174,730,057	$146,735,832

See accompanying notes to condensed consolidated financial statements.

bebe stores, inc

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,
	2001	2000
Net sales	$73,645,170	$61,957,688
Cost of sales, including buying and occupancy	39,374,825	32,297,460
Gross profit	34,270,345	29,660,228
Selling, general and administrative expenses	24,617,808	21,039,131
Income from operations	9,652,537	8,621,097
Other expense (income):
Interest income, expense and other	(653,353)	(814,131)
Earnings before income taxes	10,305,890	9,435,228
Provision for income taxes	3,819,138	3,597,919
Net earnings	$6,486,752	$5,837,309
Basic earnings per share	$0.26	$0.24
Diluted earnings per share	$0.25	$0.23
Basic weighted average shares outstanding	25,257,076	24,607,443
Diluted weighted average shares outstanding	26,088,347	25,263,702

See accompanying notes to condensed consolidated financial statements.

bebe stores, inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended September 30,
	2001	2000
Cash flows from operating activities:
Net earnings	$6,486,752	$5,837,309
Adjustments to reconcile net earnings to cash provided by operating activities:
Non-cash compensation expense	-	148,151
Depreciation and amortization	2,297,966	1,800,577
Tax benefit from stock options exercised	910,569	155,962
Net loss on disposal of property	342,639	45,774
Store closing reserve	(293,358)	(75,684)
Deferred rent	1,524,104	184,875
Changes in operating assets and liabilities:
Receivables	154,802	175,003
Inventories	(5,741,048)	(3,409,178)
Other assets	(86,219)	(1,905)
Prepaid expenses	4,663,797	(683,220)
Accounts payable	1,836,555	133,232
Accrued liabilities	(1,684,481)	(513,094)
Income taxes payable	1,954,711	3,087,975
Net cash provided by operating activities	12,366,789	6,885,777

Cash flows used in investing activities:
Purchase of equipment and leasehold improvements	(6,137,900)	(7,129,205)

Cash flows from financing activities:
Repayments on capital leases	(33,110)	(20,583)
Repayments of investment note	-	(18,364)
Net proceeds from issuance of common stock	1,256,399	241,765
Net cash provided by financing activities	1,223,289	202,818
Effect of exchange rate changes on cash
Net increase (decrease) in cash and equivalents	7,404,152	(85,150)
Cash and equivalents:
Beginning of period	90,999,693	72,540,720
End of period	$98,403,845	$72,455,570

See accompanying notes to condensed consolidated financial statements.

bebe stores, inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

INTERIM FINANCIAL STATEMENTS

The accompanying condensed consolidated balance sheets of bebe stores, inc. as of September 30, 2001 and 2000 and the condensed consolidated statements of operations and condensed consolidated statements of cash flows for the three months ended September 30, 2001 and 2000 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X without audit. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position at the balance sheet dates and the results of operations for three months then ended have been included. The condensed consolidated balance sheet at June 30, 2001, presented herein, was derived from audited balance sheet included in the Form 10-K for the fiscal year ended June 30, 2001.

Our business is affected by the pattern of seasonality common to most retail apparel businesses. The results for the current and prior periods are not necessarily indicative of future financial results.

Certain notes and other information have been condensed or omitted from the interim condensed consolidated financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these condensed consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended June 30, 2001.

EARNINGS PER SHARE

Basic earnings per share is computed as net earnings divided by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur from common shares issuable through stock options, warrants and other convertible securities.

The following is a reconciliation of the number of shares used in the basic and diluted earnings per share computations:

	Three Months Ended September 30,
	2001	2000
Basic weighted average number of shares outstanding	25,257,076	24,607,443
Incremental shares from the assumed issuance of stock options	831,271	656,259
Diluted weighted average number of shares outstanding	26,088,347	25,263,702

The number of incremental shares from the assumed issuance of stock options is calculated applying the treasury stock method.

Excluded from the computation of the number of diluted weighted average shares outstanding were antidilutive options of 296,550 and 137,500 for the three months ended September 30, 2001 and 2000, respectively.

In June 2001, the Financial Accounting Standards Board issued SFAS No. 141 "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will rather be tested at least annually for impairment. The Company is required to adopt SFAS No. 142 for its fiscal year beginning July 1, 2002 and has not determined the impact, if any, it will have on the consolidated financial position or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements, which involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under "Risks That May Affect Results" in this section. Our fiscal year ends on June 30 of each year.

RESULTS OF OPERATIONS

The following table sets forth certain financial data as a percentage of net sales for the periods indicated:

	Three Months Ended September 30,
Statements of Operations Data:	2001	2000
Net Sales	100.0%	100.0%
Cost of sales, including buying and occupancy (1)	53.5	52.1

Gross profit	46.5	47.9
Selling, general and administrative expenses (2)	33.4	34.0

Income from operations	13.1	13.9
Interest and other expenses (income), net	(0.9)	(1.3)

Earnings before income taxes	14.0	15.2
Provision for income taxes	5.2	5.8

Net earnings	8.8%	9.4%

(1)           Cost of sales includes the cost of merchandise, buying costs and store occupancy costs.

(2)           Selling, general and administrative expenses primarily consist of non-occupancy store costs, corporate overhead and advertising costs.

Net Sales. Net sales increased to $73.6 million during the three months ended September 30, 2001 from $62.0 million in the same period of the prior year, an increase of $11.6 million, or 18.7%. Net sales for the quarter included $58.5 million from stores open more than one year. During the quarter we generated a 2.6% increase in comparable store sales versus the prior year. The remaining sales of $15.1 million were generated by stores not included in the comparable store sales base and to a lesser extent on-line sales, wholesale sales to international licensees, and royalty revenue from product licensees.

We operated 150 stores at September 30, 2001 compared to 133 stores at September 30, 2000. We opened four new stores this quarter and anticipate opening a total of approximately twenty-five to thirty new stores during the fiscal year. We closed one store during the quarter in the United Kingdom.In addition to our traditional brick-and-mortar stores, we also operate an on-line store, which can be found at www.bebe.com.

Gross Profit. Gross profit, which includes the cost of merchandise, buying and occupancy, increased to $34.3 million during the three months ended September 30, 2001 from $29.7 million for the same three-month period of the prior year, an increase of $4.6 million, or 15.5%. As a percentage of net sales, gross profit decreased to 46.5% for the three-month period ended September 30, 2001 from 47.9% in the same three-month period of the prior year. The decrease in gross profit as a percentage of net sales resulted from a higher percentage of outlet stores in our store base compared to the prior year’s percentage and lower net merchandise margins, offset by slightly lower occupancy costs related to stores.

Selling, General and Administrative Expenses. Selling, general and administrative expenses, which primarily consist of non-occupancy store costs, corporate overhead and advertising costs, increased to $24.6 million during the three months ended September 30, 2001 from $21.0 million in the same period of the prior year, an increase of $3.6 million, or 17.1%. As a percentage of net sales, these expenses decreased to 33.4% during the three-month period from 34.0% in the same period of the prior year. This decrease as a percentage of net sales was largely a result of lower operating supply costs, professional fees and travel costs, offset by higher compensation, advertising and depreciation expenses.

Interest and Other Expense (Income), Net.    We generated approximately $0.7 million of interest and other income (net of other expenses) during the three months ended September 30, 2001 as compared to approximately $0.8 million in the same three-month period of the prior year. The decrease in interest and other income is a result of lower interest rates offset by higher average cash balances.

Provision for Income Taxes. The effective tax rate for the three months ended September 30, 2001, was approximately 37.1% as compared to 38.1% in the prior year. This decrease was largely due to income from tax-free and tax-advantaged investments.

Liquidity and Capital Resources

Our working capital requirements vary widely throughout the year and generally peak in the first and second fiscal quarters. At September 30, 2001, we had approximately $98.4 million of cash and cash equivalents on hand. In addition, we had a revolving line of credit, under which we could borrow or issue letters of credit up to a combined total of $10.0 million. As of September 30, 2001, there were no borrowings under the line of credit and letters of credit outstanding totaled $9.2 million.

Net cash provided by operating activities for the three months ended September 30, 2001 was $12.4 million. Cash provided by operating activities for the period was primarily generated by earnings adjusted for non-cash operating expenses, depreciation, deferred rent and an increase in working capital.

Net cash used by investing activities for the three month period ended September 30, 2001 was $6.1 million. The primary use of these funds was for the opening of new stores, a new distribution facility and investments in management information systems.  We opened 4 new stores in the first three months of fiscal 2002 and expect to open approximately 25 stores during fiscal 2002.

During fiscal 2001, the Company entered into a lease agreement for a 144,000 square foot distribution facility in Benicia, CA.  We expect to incur total capital expenditures of approximately $4 million related to the new facility.

We are currently reviewing a proposal to consolidate our corporate offices into a space we currently lease at 400 Valley Drive, Brisbane, CA.  The plan calls for the conversion of warehouse space into office space.  If completed, we expect to incur capital expenditures of approximately $1 to $3 million related to the conversion and build-out during fiscal 2002.

We estimate that total capital expenditures will be approximately $20 million to $24 million in fiscal 2002 and $15 million to $20 million in fiscal 2003.

Net cash provided by financing activities was $1.2 million for the three months ended September 30, 2001. Net cash provided by financing activities primarily was derived from proceeds from stock option exercises.

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

RISKS RELATING TO OUR BUSINESS:

1. If we misjudge our customers’ acceptance of, or demand for, our products, our sales and profitability may be negatively impacted. Our success depends on our ability to develop or select the right products, present a balanced product assortment and manage our inventory with the demand for such merchandise. Our ability to accurately predict the demand for our products is further affected by uncertainties created by the slowed economy, recent international affairs and consumer spending fluctuations. If we miscalculate our customers’ product preferences or the demand for our products, we may be faced with significant excess inventory or lack of inventory. This would result in excess fabric for some products and missed opportunities for others. This may result in weak sales and markdowns and/or write-offs, which would impair our profitability.

2. If we are unable to obtain raw materials or find production facilities, our financial condition may be harmed. We do not own any production facilities and therefore depend on a limited number of third parties to manufacture our products. Independent manufacturers make merchandise designed by the bebe in-house design team with raw materials purchased from independent mills and other suppliers. We place all of our orders for production of merchandise and raw materials by purchase order and do not have any long-term contracts with any manufacturer or supplier. We compete with many other companies for production facilities and raw materials. If we fail to obtain sufficient quantities of raw materials, it would have a harmful effect on our financial condition. For example, in fiscal 1996, we had difficulty obtaining needed quantities of raw materials on a timely basis because of competition with other apparel vendors for raw materials. This resulted in a loss of sales and a decrease in gross profit. Furthermore, we have received in the past, and may receive in the future, shipments of products from manufacturers that fail to conform to our quality control standards. In such event, unless we are able to obtain replacement products in a timely manner, we may lose sales. If we fail to maintain favorable relationships with these production facilities and to obtain an adequate supply of quality raw materials on commercially reasonable terms, it could harm our business and results of operations. Furthermore, we cannot assure that these production facilities will not supply similar raw materials to or manufacture similar products for our competitors.

3. If we are not able to consistently show increases in net earnings or are not able to operate on a profitable basis, our stock price may be negatively affected. We cannot guarantee that we will generate net earnings increases period to period or that we will remain profitable in the future. In the past five years, profitability rates have varied widely from quarter-to-quarter and from year-to-year. In particular, in fiscal 1996, we experienced a significant financial downturn. And although we were profitable, in fiscal 2000, we experienced a significantly lower rate of growth in earnings than experienced in the prior three fiscal years, and in fiscal 2001, earnings decreased versus the prior year.

Our future results of operations will depend on a number of factors including, but not limited to, our ability to manage and execute:

•      the number and timing of new store openings;

•       identify and capitalize upon changing fashion trends;

•       identify, hire and retain qualified management and other personnel;

•       maintain appropriate inventory levels;

•       obtain needed raw materials;

•       identify and negotiate favorable leases for successful store locations;

•       control inventory shrinkage results; and

•       control operating costs.

In addition, future results of operations will depend on factors outside of our control, such as general economic conditions (including the effects of the events of September 11, 2001 and uncertainties related to the ongoing conflicts), availability of third party sourcing and raw materials, and actions of competitors.

4. If we are not able to effectively manage our growth, our profitability may be negatively impacted. Our continued growth depends, to a significant degree, on our ability to identify sites and open and operate new stores on a profitable basis. We expect to open a total of approximately 25 to 30 stores in fiscal 2002. Our plan to expand successfully depends on a number of factors, including but not limited to, the following:

•      the availability of desirable locations;

•      the availability to identify suitable locations;

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

5. Our success depends on our key employees, the loss of whom could disrupt our business. We depend upon the expertise and execution of our key employees, particularly Manny Mashouf, the founder, Chairman, Chief Executive Officer and majority shareholder.  Of our executive officers, only John Parros, President and Chief Operating Officer, is bound by an employment agreement, which will expire on November 20, 2001. As of such date, John Parros’ and all other executive officers’ employment is at will. Except for Mr. Mashouf, we do not carry "key person" life insurance policies on any of our employees. If we lose the services of Mr. Mashouf or any key officers or employees, it could harm our business and results of operations.

Also, our success depends on our ability to attract and retain experienced employees and utilize all employees’ strengths. There is substantial competition for experienced personnel, which we expect to continue. We compete for experienced personnel with companies who have greater financial resources than we do. In the past, we have experienced significant turnover of our executive management team and retail store personnel. If we fail to attract, motivate and retain qualified personnel, or capitalize on such persons’ expertise, it could harm our business and results of operations.

6.  We have in the past and will in the future experience fluctuations in our comparable store sales performance, which could affect our profitability. If comparable store sales performance decreases, we may experience a decline in merchandise margins, which will reduce gross margins. In addition, to the extent same store sales performance decreases, we will likely experience an increase of selling, general and administrative expenses as a percentage of sales.

7.  If we are not able to effectively upgrade and expand our management information systems, our operations may be harmed. We have in the past and will continue in the future to make significant investments to improve existing management information systems and implement new systems in the areas of production, merchandise allocation, financial and distribution functions. We cannot assure that these enhancements will be successfully implemented. If we fail to implement and integrate such systems, it can have a harmful effect on our results of operations.

8.  If an independent manufacturer violates labor or other laws, or is accused of violating any such laws, or if their labor practices diverge from those generally accepted as ethical, it could harm our business and brand image. While we maintain a policy to monitor the operations of our independent manufacturers by having an independent firm inspect these manufacturing sites, and all manufacturers are contractually required to comply with such labor practices, we cannot control the actions or the public’s perceptions of such manufacturers, nor can we assure that these manufacturers will conduct their businesses using ethical or legal labor practices.  Recently courts have addressed whether apparel companies can be held jointly liable for the wrongdoings of the manufacturers of their products.  While we do not control their employees’ employment conditions or the manufacturer’s business practices, and the manufacturers act in their own interest, they may act in a manner that results in negative public perceptions of us and/or employee allegations or court determinations that we are jointly liable.

9.  We depend on third party apparel manufacturers, and our sales may be negatively affected if the manufacturers do not perform acceptably. We develop a significant portion of our merchandise in conjunction with third party apparel manufacturers. In some cases, we select merchandise directly from these manufacturers' lines. We do not have long-term contracts with any third party apparel manufacturers and purchase all of the merchandise from such manufacturers by purchase order. Furthermore, we have received in the past, and may receive in the future, shipments of products from manufacturers that fail to conform to our quality control standards. In such event, unless we are able to obtain replacement products in a timely manner, we may lose sales. We cannot assure that third party manufacturers (1) will not supply similar products to our competitors, (2) will not stop supplying products to us completely or (3) will supply products that satisfy our quality control standards.

10.  If our foreign manufacturers are not able to provide us with sufficient merchandise to meet customer demand or if our imports are disrupted, our sales and profitability may be harmed. We purchase our raw materials from mills and other suppliers, a significant portion of which is purchased from suppliers outside the United States, primarily in Europe and Asia. We purchase a portion of our merchandise outside the United States, primarily in Asia and Europe.

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

•      changes in economic conditions in countries in which our suppliers are located; and

•      changes in US foreign trading policies or relationships with countries in which our suppliers are located.

The likelihood and/or magnitude of the effect of these or other unforeseen risks may increase as international conflicts continue or worsen. If any of these occur, it could harm our business, financial condition and operating results.

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

11.  If we are not able to effectively upgrade and enhance our on-line store, we may lose on-line sales and our image may be harmed. We intend to continue to make significant investments to improve the performance and content of our existing web site over the next two years. We cannot assure you that these enhancements will be successfully implemented. If we fail to implement and integrate such enhancements successfully, our results of operations may be harmed. Moreover, if we cannot develop an effective and engaging web site, potential future revenue that we would have otherwise gained through sales conducted over the internet and our image may be harmed.

12. Our business is seasonal and our quarterly results may fluctuate which may harm our stock price. Our sales volumes and levels of profitability fluctuate on a quarterly basis. We tend to generate larger sales and, to an even greater extent, profitability levels in the first and second quarters, which include the fall and holiday selling seasons, of our fiscal year. If for any reason sales are below seasonal norms during the first and second quarters of our fiscal year our quarterly and annual results of operations would be harmed. Our quarterly financial performance may also fluctuate widely as a result of a number of other factors such as:

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

13. We currently operate two corporate offices and a distribution center in Brisbane, California.  We also operate a technology support center in Sacramento, California, a fabric warehouse in South San Francisco, California, and a design studio in Los Angeles, California. We plan to move our distribution center to Benicia, California. Any delay or disruption at these facilities whether due to the construction, relocation, system implementation and integration, and employment needs or otherwise, may affect the control of inventory, the accuracy of product distributions, the timeliness of product deliveries and cost of operations. Additionally we are reviewing a proposal to consolidate our corporate offices into the space we currently lease at 400 Valley Drive, Brisbane, California.  We also have expanded our design studio in Los Angeles, California. Any serious disruption at these facilities whether due to the construction, relocation and employment needs of the new facilities, fire, earthquake, terrorist acts or otherwise would harm our operations and could have a harmful effect on our business and results of operations. Furthermore, we have little experience operating essential functions away from our main corporate offices and are uncertain what effect operating such satellite facilities might have on business, personnel and results of operations.

Furthermore, merchandise is typically shipped as soon as possible after receipt in our distribution center using third-party carriers. If these third-party carriers are unable to deliver shipments to some or all of our stores in a timely or cost efficient manner or if shipments are slowed due to actual or threats of terrorist attacks, our business and results of operations may be harmed.

14. If we are not able to register or protect our trademarks, our ability to capitalize on the value of our brand name may be impaired. We believe that our trademarks and other proprietary rights are important to our success. We have registered "bebe" and "bebe moda" and have applied for "bbsp" in the United States and certain foreign jurisdictions. Even though we take actions to establish and protect our trademarks and other proprietary rights, we cannot assure you that others will not imitate our products or infringe on our intellectual property rights. In addition, we cannot assure that others will not resist or seek to block the sale of our products as violative of their trademark and proprietary rights. In certain jurisdictions, other entities may have rights to names that contain the word "bebe," which could limit our ability to expand in such jurisdictions.

We are seeking to register our trademarks in targeted international markets, which we believe represents large potential markets for our products. In some of these markets, local companies currently have registered competing marks, and/or regulatory obstacles exist that may prevent us from obtaining a trademark for the bebe name or related names. In such countries, we may be unable to use the bebe name unless we purchase the right or obtain a license to use the bebe name. In other countries, if we do not show use of our trademark rights, our trademark rights may lapse. We may not be able to register trademarks in these international markets, purchase the right or obtain a license to use the bebe name or show use of our trademarks on commercially reasonable terms. Furthermore in some jurisdictions, despite successful registration of our trademarks, third parties may allege infringement, and bring actions against us. If we fail to obtain trademark, ownership or license rights, it would limit our ability to expand into certain international markets or enter such markets with the bebe name, and to capitalize on the value of our brand.

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

16. If we are not able to successfully enter or expand in international markets, our ability to increase our presence beyond the United States may be impaired. We currently operate two stores in Canada. In the first quarter of fiscal 2002, we closed the one remaining bebe-owned store in the United Kingdom. We also have entered into international licensing agreements with certain parties, which allow them to operate retail stores in foreign countries. We are evaluating our opportunities to expand our geographic reach in additional markets. We have limited experience with doing business in foreign countries and our brand names do not have the same recognition in such markets as they do in the United States. Accordingly, we continually review the performance of these international stores and cannot assure that such expansion will be successful.

Additionally, certain licensees operate stores located in Greece, Israel and the United Arab Emirates. We cannot gauge what affect, if any, our presence in such locations will have on our operations.

17.  If we are not able to successfully develop new store designs and merchandise presentation strategies, our ability to maximize store productivity and maintain customer acceptance of our brand may be impaired. From time to time, we may introduce new store design formats or merchandising presentation strategies. If these new strategies are not successful, our ability to maximize store productivity and maintain customer acceptance of our brand may be impaired.

RISKS RELATING TO OUR INDUSTRY:

1.  If economic conditions deteriorate, then it could have a negative impact on our business, sales and profitability. The retail and apparel industries are subject to substantial cyclical variation. A recession in the general economy or a decline in consumer spending in the apparel industry could harm our financial performance. Consumers generally purchase less apparel and related merchandise during recessionary periods and consumer spending may decline at other times. Any economic slowdown or downturn could harm our financial condition. We cannot assure that our customers would continue to make purchases during such times.

2.  We face significant competition in the retail and apparel industry, which could harm our sales and profitability. The retail and apparel industries are highly competitive and are characterized by low barriers to entry. We expect competition in our markets to increase. The primary competitive factors in our markets are:

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

3.  If we fail to deal with the risks inherent in the fashion and apparel industry, our profitability and brand image may be impaired. The apparel industry is subject to rapidly evolving fashion trends, shifting consumer demands and intense competition. If we misinterpret the current fashion trends or if we fail to respond to shifts in consumer tastes, demand for bebe products, profitability and brand image could be impaired. Also, we cannot assure that our competitors will not carry similar designs, which would undermine bebe's distinctive image and may harm our brand image. Our future success partly depends on our ability to anticipate, identify and capitalize upon emerging fashion trends, including products, styles, fabrics and colors. In addition, our success depends on our ability to distinguish ourselves within the women's apparel market.

RISKS RELATING TO OUR COMMON STOCK:

1.  Our stock price may fluctuate because of the small number of shares that can be publicly traded and the low average daily trading volumes. The vast majority of our outstanding shares of our common stock are not registered and are subject to trading restrictions. As of September 30, 2001, only4,471,177 shares of our common stock were available to be publicly traded, and as a result, our average daily trading volumes are relatively low, and our stock price is vulnerable to market swings due to large purchases, sales and short sales of our common stock.

2.  Because a principal shareholder controls the company, other shareholders may not be able to influence the direction the company takes. As of September 30, 2001, Manny Mashouf, the Chairman and Chief Executive Officer, beneficially owned approximately 82.3% the outstanding shares of our common stock. As a result, he alone can control the election of directors and the outcome of all issues submitted to the shareholders. This may make it more difficult for a third party to acquire shares, may discourage acquisition bids, and could limit the price that certain investors might be willing to pay for shares of common stock. This concentration of stock ownership may have the effect of delaying, deferring or preventing a change in control of our company.

3.  All of our restricted securities are eligible to be sold, which may cause dilution of our common stock. As of September 30, 2001, we had a total of 25,323,723 shares of common stock outstanding. Of these shares, 20,846,088 are held by the existing shareholders as "restricted securities," which means they acquired these securities from our company in a transaction that did not involve a public offering. These shares may be sold in the public market only if they are registered or if they qualify for an exemption from registration under Rule 144 of the Securities Act. At this time, all restricted securities will be eligible to be sold, subject to certain volume and other limitations under Rule 144.

As of September 30, 2001, options to purchase 2,055,854 shares of common stock were outstanding and exercisable, subject to certain vesting and repurchase restrictions.

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

Stock Purchase Plan

On April 7, 1998, our 1998 Employee Stock Purchase Plan (the "Plan") was adopted and approved by the shareholders. A total of 750,000 shares of common stock has been reserved for issuance under the Plan. The Plan will allow eligible employees to purchase our common stock in an amount, which may not exceed 10% of the employee's compensation. The Plan will be implemented by sequential 24-month offerings. Each offering will generally be comprised of eight, three-month purchase periods, with shares purchased on the last day of each purchase period (a "Purchase Date"). The price at which stock may be purchased is equal to 85% of the lower of fair market value of our common stock on the first and last day of the offering period or the Purchase Date. There were 3,430 shares issued under the Purchase plan in the quarter ended September 30, 2001.

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

The interest payable on the Company’s bank line of credit is based on variable interest rates and therefore affected by changes in market interest rates. If interest rates rose .60 basis points (a 10% change from the bank’s reference rate as of September 30, 2001), the Company’s results from operations and cash flows would not be materially affected.

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

Dated November 14, 2001

bebe stores, inc.

/s/ John Parros

John Parros, President and Chief Operating Officer

/s/ Christina Perozzi

Christina Perozzi, V.P. of Finance and Chief Accounting Officer