Form 10-Q
period 2001-12-31
BEBE STORES INC
filed 2002-02-14
CIK 1059272

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2001

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

COMMON STOCK, PAR VALUE OF $0.001 PER SHARE, 25,402,903 SHARES
OUTSTANDING AS OF JANUARY 31, 2002

bebe stores, inc.

PART I.      FINANCIAL INFORMATION

ITEM 1.       Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	DECEMBER 31,	JUNE 30,	DECEMBER 31,
	2001	2001	2000

Assets:
Current assets:
Cash and equivalents	$123,762,276	$90,999,693	$93,610,215
Receivables (net of allowance of $248,538, $416,412 and $294,096)	2,051,197	2,342,078	2,166,887
Inventories	23,317,594	27,773,439	24,819,956
Prepaid and other	4,429,256	9,683,267	4,856,450
Total current assets	153,560,323	130,798,477	125,453,508
Equipment and leasehold improvements, net	48,026,801	39,199,181	36,152,182
Other assets	4,733,271	4,732,399	3,906,606
Total assets	$206,320,395	$174,730,057	$165,512,296

Liabilities and Shareholders’ Equity:
Current liabilities:
Accounts payable	$10,432,417	$10,877,541	$9,871,371
Accrued liabilities	16,045,203	12,428,930	16,733,011
Income taxes payable	3,050,849	168,368	4,566,092
Total current liabilities	29,528,469	23,474,839	31,170,474
Long-term debt	—	6,580	24,454
Deferred rent	7,921,316	3,952,261	3,729,523
Total liabilities	37,449,785	27,433,680	34,924,451

Commitments and contingencies
Shareholders’ equity:
Preferred stock-authorized 1,000,000 shares at $0.001 par value per share; no shares issued and outstanding	—	—	—
Common stock-authorized 40,000,000 shares at $0.001 par value per share; issued and outstanding 25,397,320, 25,187,695 and 24,693,119 shares	25,398	25,188	24,694
Additional paid-in capital	34,942,650	32,017,280	25,462,214
Accumulated other comprehensive loss and other	(286,832)	(190,200)	(237,778)
Retained earnings	134,189,394	115,444,109	105,338,715
Total shareholders’ equity	168,870,610	147,296,377	130,587,845
Total liabilities and shareholders’ equity	$206,320,395	$174,730,057	$165,512,296

See accompanying notes to condensed consolidated financial statements.

bebe stores, inc.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

	Three Months Ended Decmber 31,		Six Months Ended December 31,
	2001	2000	2001	2000
Net sales	$98,706,639	$92,993,910	$172,351,809	$154,951,597
Cost of sales, including buying and occupancy	51,688,860	46,797,706	91,063,685	79,095,166
Gross profit	47,017,779	46,196,204	81,288,124	75,856,431
Selling, general and administrative expenses	27,697,206	27,616,552	52,315,014	48,655,683
Income from operations	19,320,573	18,579,652	28,973,110	27,200,748
Other expense (income):
Interest income, expense and other	(517,233)	(856,463)	(1,170,587)	(1,670,594)
Earnings before income taxes	19,837,806	19,436,115	30,143,697	28,871,342
Provision for income taxes	7,579,277	7,559,667	11,398,416	11,157,586
Net earnings	$12,258,529	$11,876,448	$18,745,281	$17,713,756
Basic earnings per share	$0.48	$0.48	$0.74	$0.72
Diluted earnings per share	$0.47	$0.47	$0.72	$0.70
Basic weighted average shares outstanding	25,341,118	24,672,373	25,299,097	24,637,515
Diluted weighted average shares outstanding	25,844,390	25,504,963	25,969,421	25,375,769

See accompanying notes to condensed consolidated financial statements.

bebe stores, inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended December 31,
	2001	2000
Cash flows from operating activities
Net earnings	$18,745,281	$17,713,756
Adjustments to reconcile net earnings to cash provided by operating activities:
Non-cash compensation expense	—	277,368
Depreciation and amortization	4,688,335	4,090,353
Tax benefit from stock options exercised	1,001,271	268,615
Net loss on disposal of property	347,724	45,778
Store closing reserve	(293,358)	—
Deferred rent	3,966,618	354,622
Changes in operating assets and liabilities:
Receivables	336,937	339,605
Inventories	4,443,723	(476,156)
Other assets	(127,139)	(75,458)
Prepaid expenses	5,255,588	(802,106)
Accounts payable	(444,225)	(3,093,999)
Accrued liabilities	3,947,839	7,345,586
Income taxes payable	2,883,677	4,493,344
Net cash provided by operating activities	44,752,271	30,481,308

Cash flows used in investing activities
Purchase of equipment and leasehold improvements	(13,776,710)	(9,766,787)

Cash flows from financing activities
Repayments on capital leases	(50,318)	(41,305)
Repayments of investment note and shareholder	(15,567)	(18,364)
Net proceeds from issuance of common stock	1,924,309	552,366
Net cash provided by financing activities	1,858,424	492,697

Effect of exchange rate changes on cash	(71,402)	(137,723)
Net increase in cash and equivalents	32,762,583	21,069,495
Cash and equivalents:
Beginning of period	90,999,693	72,540,720
End of period	$123,762,276	$93,610,215

See accompanying notes to condensed consolidated financial statements.

bebe stores, inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

INTERIM FINANCIAL STATEMENTS

The accompanying condensed consolidated balance sheets of bebe stores, inc. as of December 31, 2001 and 2000 and the condensed consolidated statements of earnings for the three months and six months ended December 31, 2001 and 2000 and condensed consolidated statements of cash flows for the six months ended December 31, 2001 and 2000 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X without audit. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position at the balance sheet dates and the results of earnings for three and six months then ended have been included. The condensed consolidated balance sheet at June 30, 2001, presented herein, was derived from audited balance sheet included in the Form 10-K for the fiscal year ended June 30, 2001.

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

The following is a reconciliation of the number of shares used in the basic and diluted earnings per share computations:

	Three Months Ended December 31,		Six Months Ended December 31,
	2001	2000	2001	2000

Basic weighted average number of shares outstanding	25,341,118	24,672,373	25,299,097	24,637,515
Incremental shares from the assumed issuance of stock options	503,272	832,590	670,324	738,254
Diluted weighted average number of shares outstanding	25,844,390	25,504,963	25,969,421	25,375,769

The number of incremental shares from the assumed issuance of stock options is calculated applying the treasury stock method.

Excluded from the computation of the number of diluted weighted average shares outstanding were antidilutive options of 1,070,230 and 628,880 for the three months ended December 31, 2001 and

2000, respectively, and 939,230 and 877,880 for the six months ended December 31, 2001 and 2000 respectively.

In June 2001, the Financial Accounting Standards Board issued SFAS No. 141 “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will rather be tested at least annually for impairment. The Company is required to adopt SFAS No. 142 for its fiscal year beginning July 1, 2002 and has not determined the impact, if any, it will have on the consolidated financial position or results of operations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements, which involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under “Risks That May Affect Results” in this section. Our fiscal year ends on June 30 of each year.

RESULTS OF OPERATIONS

The following table sets forth certain financial data as a percentage of net sales for the periods indicated:

	Three Months Ended December 31,		Six Months Ended December 31,
Statements of Operations Data:	2001	2000	2001	2000

Net Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales, including buying and occupancy (1)	52.4	50.3	52.8	51.0

Gross profit	47.6	49.7	47.2	49.0
Selling, general and administrative expenses (2)	28.1	29.7	30.4	31.4

Income from operations	19.5	20.0	16.8	17.6
Interest and other expense (income), net	(0.5)	(0.9)	(0.7)	(1.1)

Earnings before income taxes	20.0	20.9	17.5	18.7
Provision for income taxes	7.7	8.1	6.6	7.2

Net earnings	12.3%	12.8%	10.9%	11.5%

(1)                                  Cost of sales includes the cost of merchandise, buying costs and store occupancy costs.

(2)                                  Selling, general and administrative expenses primarily consist of non-occupancy store costs, corporate overhead and advertising costs.

We operated 160 stores at December 31, 2001 compared to 137 stores at December 31, 2000. We opened eleven new stores this quarter and anticipate opening a total of approximately twenty-five to thirty new stores during the fiscal year. In addition to our traditional brick-and-mortar stores, we also operate an on-line store, which can be found at www.bebe.com.

Net Sales. Net sales increased to $98.7 million during the three months ended December 31, 2001 from $93.0 million in the same period of the prior year, an increase of $5.7 million, or 6.1%. Net sales for the quarter included $79.8 million from stores open more than one year. During the quarter we generated a 7.9% decrease in comparable store sales versus the prior year. Management believes this decrease is due to a more challenging economic environment. The remaining sales of $18.9 million were generated by stores not included in the comparable store sales base and to a lesser extent on-line sales, wholesale sales to international licensees, and royalty revenue from product licensees. For the six months ended December 31, 2001, net sales increased to $172.4 million from $155.0 million in the same six-month period of the prior year, an increase of $17.4 million, or 11.2%. Net sales for the six-month period were comprised of $138.4 million from stores open more than one year, representing a 3.7% decrease in comparable store sales versus the prior year.  The remaining sales of $34.0 million were generated by stores not included in the comparable store sales base and to a lesser extent on-line sales, wholesale sales to international licensees, and royalty revenue from product licensees.

Gross Profit. Gross profit, which includes the cost of merchandise, buying and occupancy, increased to $47.0 million during the three months ended December 31, 2001 from $46.2 million for the same three-month period of the prior year, an increase of $0.8 million, or 1.7%. As a percentage of net sales, gross profit decreased to 47.6% for the three-month period ended December 31, 2001 from 49.7% in the same three-month period of the prior year. For the six months ended December 31, 2001, gross profit increased to $81.3 million from $75.9 million for the same six-month period of the prior year, an increase of  $5.4 million, or 7.1%. The decrease in gross profit as a percentage of net sales resulted from a higher percentage of outlet stores in our store base compared to the prior year’s percentage and lower net merchandise margins, and slightly higher occupancy expense as a percentage of sales.

Selling, General and Administrative Expenses. Selling, general and administrative expenses, which primarily consist of non-occupancy store costs, corporate overhead and advertising costs, increased to $27.7 million during the three months ended December 31, 2001 from $27.6 million in the same period of the prior year, an increase of $0.1 million, or 0.4%. As a percentage of net sales, these expenses decreased to 28.1% during the three-month period from 29.7% in the same period of the prior year. For the six months ended December 31, 2001, selling, general and administrative expenses increased to $52.3 million from $48.7 million in the same six-month period of the prior year, an increase of $3.6 million, or 7.4%. As a percentage of net sales, these expenses decreased to 30.4% during the six-month period from 31.4% in the same period of the prior year. This decrease as a percentage of net sales was largely a result of lower compensation and professional fees. In addition, the Company reported in the prior year a non-recurring charge of $890,000 related to a legal complaint.

Interest and Other Expense (Income), Net.    We generated approximately $0.5 million of interest and other income (net of other expenses) during the three months ended December 31, 2001 as compared to approximately $0.9 million in the same three-month period of the prior year. For the six months ended December 31, 2001, the Company generated $1.2 million of interest and other income (net of other expense) as compared to $1.7 million in the same six-month period of the prior year. The decrease in interest and other income is a result of lower interest rates offset by higher average cash balances.

Provision for Income Taxes. The effective tax rate for the three months ended December 31, 2001, was approximately 38.2% as compared to 38.9% in the prior year. This decrease was largely due to more income from tax-free investments and less income from tax-advantaged investments.

Liquidity and Capital Resources

Our working capital requirements vary widely throughout the year and generally peak in the first and second fiscal quarters. At December 31, 2001, we had approximately $123.8 million of cash and cash equivalents on hand. In addition, we had a revolving line of credit, under which we could borrow or issue letters of credit up to a combined total of $10.0 million. As of December 31, 2001, there were no borrowings under the line of credit and letters of credit outstanding totaled $2.0 million.

Net cash provided by operating activities for the six months ended December 31, 2001 was $44.8 million. Cash provided by operating activities for the period was primarily generated by earnings adjusted for depreciation, deferred rent and reduced inventory and prepaid asset balances.

Net cash used by investing activities for the six month period ended December 31, 2001 was $13.8 million. The primary use of these funds was for the opening of new stores, a new distribution facility and investments in management information systems.  We opened 15 new stores in the first six months of fiscal 2002 and expect to open approximately 25 stores during fiscal 2002.

During fiscal 2001, the Company entered into a lease agreement for a 144,000 square foot distribution facility in Benicia, CA.  We incurred capital expenditures of approximately $2.9 million in fiscal 2002 and $1.6 million in fiscal 2001 related to the new facility.

We are currently reviewing a proposal to consolidate our corporate offices into a space we currently lease at 400 Valley Drive, Brisbane, CA.  The plan calls for the conversion of warehouse space into office space.  If completed, we expect to incur capital expenditures of approximately $1 to $2 million related to the conversion and build-out during fiscal 2002.

We estimate that total capital expenditures will be approximately $20 million to $24 million in fiscal 2002 and $15 million to $20 million in fiscal 2003.

Net cash provided by financing activities was $1.9 million for the six months ended December 31, 2001. Net cash provided by financing activities primarily was derived from proceeds from stock option exercises.

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

RISKS RELATING TO OUR BUSINESS:

    1.  If we misjudge our customers’ acceptance of, or demand for, our products, our sales and profitability may be negatively impacted. Our success depends on our ability to develop or select the right products, present a balanced product assortment and manage our inventory with the demand for such merchandise. Our ability to accurately predict the demand for our products is further affected by uncertainties created by the slowed economy, recent international affairs and consumer spending fluctuations. If we miscalculate our customers’ product preferences or the demand for our products, we may be faced with significant excess inventory or lack of inventory. This could result in excess fabric for some products and missed opportunities for others. This may result in weak sales and markdowns and/or write-offs, which would impair our profitability.

    2.  If we are unable to obtain raw materials or find manufacturing facilities, our financial condition may be harmed. We do not own any manufacturing facilities and therefore depend on a limited number of third parties to manufacture our products. Independent manufacturers make merchandise designed by the bebe in-house design team with raw materials purchased from independent mills and other suppliers. We place all of our orders for production of merchandise and raw materials by purchase order and do not have any long-term contracts with any manufacturer or supplier. We compete with many other companies for production facilities and raw materials. If we fail to obtain sufficient quantities of raw materials, it would have a harmful effect on our financial condition. Furthermore, we have received in the past, and may receive in the future, shipments of products from manufacturers that fail to conform to our quality control standards. In such event, unless we are able to obtain replacement products in a timely manner, we may lose sales. If we fail to maintain favorable relationships with these production facilities and to obtain an adequate supply of quality raw materials on commercially reasonable terms, it could harm our business and results of operations. Furthermore, we cannot assure that these production facilities will not supply similar raw materials to or manufacture similar products for our competitors.

3.  If we cannot successfully transfer our production responsibilities to our new facility in Los Angeles, we could lose sales and increase our cost of goods. We plan to shift our production responsibilities from our facility in Brisbane to a new production facility in Los Angeles, California. As a result, we may experience difficulty in implementing our production processes in this new facility. Any disruption related to this transition whether due to the hiring and training of new personnel, differences in the techniques and processes used, system integration and implementation or other factors, may affect the timeliness of product deliveries, control of inventory including raw materials, work-in-process and finished goods and the quality of our merchandise, and could ultimately harm our sales, adversely affect our reputation and result in additional costs.

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

•                control inventory shrinkage results;

•                control operating costs; and

•                produce finished goods in a timely manner.

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

    We cannot assure that we will achieve our planned expansion on a timely and profitable basis. In addition, most of our new store openings in fiscal 2002 will be in existing markets. These openings may affect the existing stores’ net sales volumes and profitability. Furthermore, we will need to hire experienced executive personnel to support the planned improvements and expansions of our business. We cannot assure that we will be successful in hiring such personnel in a time frame necessary to manage and support our expansion plans.

    6. Our success depends on our key employees, the loss of whom could disrupt our business. We depend upon the expertise and execution of our key employees, particularly Manny Mashouf, the founder, Chairman, Chief Executive Officer and majority shareholder. Except for Mr. Mashouf, we do not carry “key person” life insurance policies on any of our employees. If we lose the services of Mr. Mashouf or any key officers or employees, it could harm our business and results of operations.

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

    7.  We have in the past and will in the future experience fluctuations in our comparable store sales performance, which could affect our profitability. If comparable store sales performance decreases, we may experience a decline in merchandise margins, which will reduce gross margins. In addition, to the extent same store sales performance decreases, we will likely experience an increase of selling, general and administrative expenses as a percentage of sales.

    8.  If we are not able to effectively upgrade and expand our management information systems, our operations may be harmed. We have in the past and will continue in the future to make significant investments to improve existing management information systems and implement new systems in the areas of production, merchandise allocation, financial and distribution functions. We cannot assure that these enhancements will be successfully implemented. If we fail to implement and integrate such systems, it can have a harmful effect on our results of operations.

    9.  If an independent manufacturer violates labor or other laws, or is accused of violating any such laws, or if their labor practices diverge from those generally accepted as ethical, it could harm our business and brand image. While we maintain a policy to monitor the operations of our independent manufacturers by having an independent firm inspect these manufacturing sites, and all manufacturers are contractually required to comply with such labor practices, we cannot control the actions or the public’s perceptions of such manufacturers, nor can we assure that these manufacturers will conduct their businesses using ethical or legal labor practices.  Recently courts have addressed whether apparel companies can be held jointly liable for the wrongdoings of the manufacturers of their products.  While we do not control their employees’ employment conditions or the manufacturer’s business practices, and the manufacturers act in their own interest, they may act in a manner that results in negative public perceptions of us and/or employee allegations or court determinations that we are jointly liable.

    10.  We depend on third party apparel manufacturers, and our sales may be negatively affected if the manufacturers do not perform acceptably. We develop a significant portion of our merchandise in conjunction with third party apparel manufacturers. In some cases, we select merchandise directly from these manufacturers’ lines. We do not have long-term contracts with any third party apparel manufacturers and purchase all of the merchandise from such manufacturers by purchase order. Furthermore, we have received in the past, and may receive in the future, shipments of products from manufacturers that fail to conform to our quality control standards. In such event, unless we are able to obtain replacement products in a timely manner, we may lose sales. We cannot assure that third party manufacturers (1) will not supply similar products to our competitors, (2) will not stop supplying products to us completely or (3) will supply products that satisfy our quality control standards.

    11.  If our foreign manufacturers are not able to provide us with sufficient merchandise to meet customer demand or if our imports are disrupted, our sales and profitability may be harmed. We purchase our raw materials from mills and other suppliers, a significant portion of which is purchased from suppliers outside the United States, primarily in Europe and Asia. We purchase a portion of our merchandise outside the United States, primarily in Asia and Europe.

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

Also, manufacturing facilities in China produce a significant portion of our foreign-supplied products. Recently, China and the United States have been in a number of trade disputes. The United States has threatened to impose punitive tariffs and duties on products imported from China and to withdraw China’s “most favored nation” trade status. If China loses the most favored nation status, there are changes in the current tariff or duty structures or United States adopts other trade polices or sanctions adverse to China, it could harm our sales and profitability.

   12.  If we are not able to effectively upgrade and enhance our on-line store, we may lose on-line sales and our image may be harmed. We intend to continue to make significant investments to improve the performance and content of our existing web site over the next two years. We cannot assure you that these enhancements will be successfully implemented. If we fail to implement and integrate such enhancements successfully, our results of operations may be harmed. Moreover, if we cannot develop an effective and engaging web site, potential future revenue that we would have otherwise gained through sales conducted over the internet and our image may be harmed.

    13. Our business is seasonal and our quarterly results may fluctuate which may harm our stock price. Our sales volumes and levels of profitability fluctuate on a quarterly basis. We tend to generate larger sales and, to an even greater extent, profitability levels in the first and second quarters, which include the fall and holiday selling seasons, of our fiscal year. If for any reason sales are below seasonal norms during the first and second quarters of our fiscal year our quarterly and annual results of operations would be harmed. Our quarterly financial performance may also fluctuate widely as a result of a number of other factors such as:

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

    14.  We currently operate two corporate offices and a distribution center in Benicia, California. We also operate a technology support center in Sacremento, California, and a design studio in Los Angeles, California.  We plan to move our production facility to Los Angeles, California. Additionally we plan to consolidate our corporate offices into the space we currently lease at 400 Valley Drive, Brisbane, California. Any serious disruption at these facilities whether due to the construction, relocation, employment needs of these facilities, fire, earthquake, terrorist acts or otherwise would harm our operations and could have a harmful effect on our business and results of operations. Furthermore, we have little experience operating essential functions away from our main corporate offices and are uncertain what effect operating such satellite facilities might have on business, personnel and results of operations.

Furthermore, merchandise is typically shipped as soon as possible after receipt in our distribution center using third-party carriers. If these third-party carriers are unable to deliver shipments to some or all of our stores in a timely or cost efficient manner or if shipments are slowed due to actual or threats of terrorist attacks, our business and results of operations may be harmed.

    15. If we are not able to register or protect our trademarks, our ability to capitalize on the value of our brand name may be impaired. We believe that our trademarks and other proprietary rights are important to our success. We have registered “bebe” and “bebe moda” and have applied for “bbsp” in the United States and certain foreign jurisdictions. Even though we take actions to establish and protect our trademarks and other proprietary rights, we cannot assure you that others will not imitate our products or infringe on our intellectual property rights. In addition, we cannot assure that others will not resist or seek to block the sale of our products as violative of their trademark and proprietary rights. In certain jurisdictions, other entities may have rights to names that contain the word “bebe,” which could limit our ability to expand in such jurisdictions.

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

 Currently, we are evaluating our opportunities to expand our product offering and extend our geographic reach through licensing or joint venture arrangements. We have limited experience with any such arrangements, and we cannot assure that such arrangements will be successful. Furthermore, while we intend to maintain control of the presentation of bebe merchandise through the terms of any such agreement, we cannot assure that any licensee or joint venture partner will comply with such contractual provisions. Any deviation from the contracts’ terms may harm our brand image.

16. If we are not able to successfully develop product lines or new store concepts, our ability to expand our revenue base may be impaired. From time to time, we may introduce new categories of products or new store concepts. For example, we are currently testing in certain markets a “bbsp concept store” in which our product offering is limited to a combination of activewear and streetwear branded with the “bebe” and “bbsp” logos. If this limited product offering is not successful or if the bbsp brand name does not achieve the same recognition as the bebe and bebe moda brand names, our ability to expand into additional markets with this concept store may be impaired.

    17. If we are not able to successfully enter or expand in international markets, our ability to increase our presence beyond the United States may be impaired. We currently operate two stores in Canada. In the first quarter of fiscal 2002, we closed the one remaining bebe-owned store in the United Kingdom. We also have entered into international licensing agreements with certain parties, which allow them to operate retail stores in foreign countries. We are evaluating our opportunities to expand our geographic reach in additional markets. We have limited experience with doing business in foreign countries and our brand names do not have the same recognition in such markets as they do in the United States. Accordingly, we continually review the performance of these international stores and cannot assure that such expansion will be successful.

Additionally, certain licensees operate stores located in Greece, Israel and the United Arab Emirates. We cannot gauge what affect, if any, our presence in such locations will have on our operations.

   18.  If we are not able to successfully develop new store designs and merchandise presentation strategies, our ability to maximize store productivity and maintain customer acceptance of our brand may be impaired. From time to time, we may introduce new store design formats or merchandising presentation strategies. If these new strategies are not successful, our ability to maximize store productivity and maintain customer acceptance of our brand may be impaired.

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

    3.  If we fail to deal with the risks inherent in the fashion and apparel industry, our profitability and brand image may be impaired. The apparel industry is subject to rapidly evolving fashion trends, shifting consumer demands and intense competition. If we misinterpret the current fashion trends or if we fail to respond to shifts in consumer tastes, demand for bebe products, profitability and brand image could be impaired. Also, we cannot assure that our competitors will not carry similar designs, which would undermine bebe’s distinctive image and may harm our brand image. Our future success partly depends on our ability to anticipate, identify and capitalize upon emerging fashion trends, including products, styles, fabrics and colors. In addition, our success depends on our ability to distinguish ourselves within the women’s apparel market.

RISKS RELATING TO OUR COMMON STOCK:

    1.  Our stock price may fluctuate because of the small number of shares that can be publicly traded and the low average daily trading volumes. The vast majority of our outstanding shares of our common stock are not registered and are subject to trading restrictions. As of December 31, 2001, only 4,615,899 shares of our common stock were available to be publicly traded, and as a result, our average daily trading volumes are relatively low, and our stock price is vulnerable to market swings due to large purchases, sales and short sales of our common stock.

    2.  Because a principal shareholder controls the company, other shareholders may not be able to influence the direction the company takes. As of December 31, 2001, Manny Mashouf, the Chairman and Chief Executive Officer, beneficially owned approximately 81.8% the outstanding shares of our common stock. As a result, he alone can control the election of directors and the outcome of all issues submitted to the shareholders. This may make it more difficult for a third party to acquire shares, may discourage acquisition bids, and could limit the price that certain investors might be willing to pay for shares of common stock. This concentration of stock ownership may have the effect of delaying, deferring or preventing a change in control of our company.

     3.  All of our restricted securities are eligible to be sold, which may cause dilution of our common stock. As of December 31, 2001, we had a total of 25,397,320 shares of common stock outstanding. Of these shares, 20,778,588 are held by the existing shareholders as “restricted securities,” which means they acquired these securities from our company in a transaction that did not involve a public offering. These shares may be sold in the public market only if they are registered or if they qualify for an exemption from registration under Rule 144 of the Securities Act. At this time, all restricted securities will be eligible to be sold, subject to certain volume and other limitations under Rule 144.

    As of December 31, 2001, options to purchase 1,748,149 shares of common stock were outstanding and exercisable, subject to certain vesting and repurchase restrictions.

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

     7. We may consider a stock split in the future, if we believe that a stock split would enhance shareholder value. There can be no assurance that such an action will result in an increase in shareholder value. In addition, if the Company’s performance is below expectations after a stock split, shareholder value could be impaired.

Stock Plans

On June 26, 1997 the Board of Directors adopted the 1997 Stock Plan (the “Stock Plan”). Options granted under the Stock Plan have a ten-year term and may be either incentive stock options, non-qualified stock options, stock purchase rights or stock awards. We have reserved 4,330,000 shares of common stock for issuance under the Stock Plan. The options granted are immediately exercisable, but are subject to repurchase at the original exercise price in the event that the optionee’s employment ceases for any reason. Our right of repurchase generally lapses over a four-year period as follows: 20% in each of the first two years after the grant date and 30% in the third and fourth years after the grant date, with full lapse of the repurchase option occurring on the fourth anniversary date.

Stock Purchase Plan

On April 7, 1998, our 1998 Employee Stock Purchase Plan (the “Plan”) was adopted and approved by the shareholders. A total of 750,000 shares of common stock has been reserved for issuance under the Plan. The Plan will allow eligible employees to purchase our common stock in an amount, which may not exceed 10% of the employee’s compensation. The Plan will be implemented by sequential 24-month offerings. Each offering will generally be comprised of eight, three-month purchase periods, with shares purchased on the last day of each purchase period (a “Purchase Date”). The price at which stock may be purchased is equal to 85% of the lower of fair market value of our common stock on the first and last day of the offering period or the Purchase Date. There were 5,740 shares issued under the Purchase plan in the quarter ended December 31, 2001.

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

The interest payable on the Company’s bank line of credit is based on variable interest rates and therefore affected by changes in market interest rates. If interest rates rose .475 basis points (a 10% change from the bank’s reference rate as of December 31, 2001), the Company’s results from operations and cash flows would not be materially affected.

Foreign Currency Risks

The Company enters into a significant amount of purchase obligations outside of the U.S. which are settled in U.S. Dollars and, therefore, has only minimal exposure to foreign currency exchange risks. The Company also operates one subsidiary with a base currency other than the U.S. Dollar. This subsidiary represented less than one percent of total revenues and, therefore, presents only minimal exposure to foreign currency exchange risks. The Company does not hedge against foreign currency risks and believes that foreign currency exchange risk is immaterial.

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

Dated February 14, 2002

bebe stores, inc.

/s/ John Parros

John Parros, President and Chief Operating Officer

/s/ Christina Perozzi

Christina Perozzi, V.P. of Finance and Chief Accounting Officer