Form 10-Q
period 2002-03-31
BEBE STORES INC
filed 2002-05-15
CIK 1059272

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

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

COMMON STOCK, PAR VALUE OF $0.001 PER SHARE, 25,546,870 SHARES OUTSTANDING AS OF APRIL 30, 2002

bebe stores, inc.

PART I.            FINANCIAL INFORMATION

ITEM 1.            Condensed Consolidated Fianancial Statements

bebe stores, inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	MARCH 31, 2002	JUNE 30, 2001	MARCH 31, 2001

Assets:
Current assets:
Cash and equivalents	$117,206,556	$90,999,693	$87,152,683
Receivables (net of allowance of $557,295, $416,412 and $365,330)	2,412,024	2,342,078	2,685,656
Inventories	19,860,908	27,773,439	24,594,951
Prepaid and other	10,030,251	9,683,267	9,027,015
Total current assets	149,509,739	130,798,477	123,460,305
Equipment and leasehold improvements, net	50,008,066	39,199,181	36,644,985
Other assets	4,786,365	4,732,399	3,919,071
Total assets	$204,304,170	$174,730,057	$164,024,361

Liabilities and Shareholders’ Equity:
Current liabilities:
Accounts payable	$10,730,962	$10,877,541	$11,400,179
Accrued liabilities	9,999,713	12,597,298	11,663,649
Total current liabilities	20,730,675	23,474,839	23,063,828
Long-term debt	—	6,580	10,668
Deferred rent	9,177,364	3,952,261	3,733,391
Total liabilities	29,908,039	27,433,680	26,807,887

Commitments and contingencies
Shareholders’ equity:
Preferred stock-authorized 1,000,000 shares at $0.001 par value per share; no shares issued and outstanding	—	—	—
Common stock-authorized 40,000,000 shares at $0.001 par value per share; issued and outstanding 25,537,084, 25,187,695 and 24,989,249 shares	25,537	25,188	24,989
Additional paid-in capital	36,700,164	32,017,280	27,848,113
Accumulated other comprehensive loss and other	(293,407)	(190,200)	(292,103)
Retained earnings	137,963,837	115,444,109	109,635,475
Total shareholders’ equity	174,396,131	147,296,377	137,216,474
Total liabilities and shareholders’ equity	$204,304,170	$174,730,057	$164,024,361

See accompanying notes to condensed consolidated financial statements.

bebe stores, inc.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2002	2001	2002	2001
Net sales	$70,610,727	$66,187,434	$242,962,535	$221,139,031
Cost of sales, including buying and occupancy	41,630,174	36,375,677	132,693,859	115,470,843
Gross profit	28,980,553	29,811,757	110,268,676	105,668,188
Selling, general and administrative expenses	23,407,622	23,782,901	75,722,638	72,438,585
Income from operations	5,572,931	6,028,856	34,546,038	33,229,603
Interest income, expense and other	(468,018)	(928,422)	(1,638,605)	(2,599,018)
Earnings before income taxes	6,040,949	6,957,278	36,184,643	35,828,621
Provision for income taxes	2,266,499	2,661,577	13,664,915	13,819,163
Net earnings	$3,774,450	$4,295,701	$22,519,728	$22,009,458
Basic earnings per share	$0.15	$0.17	$0.89	$0.89
Diluted earnings per share	$0.15	$0.17	$0.87	$0.86
Basic weighted average shares outstanding	25,448,689	24,839,090	25,348,233	24,703,841
Diluted weighted average shares outstanding	25,956,026	25,907,275	25,966,871	25,586,027

See accompanying notes to condensed consolidated financial statements.

bebe stores, inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended March 31,
	2002	2001
Cash flows from operating activities
Net earnings	$22,519,728	$22,009,458
Adjustments to reconcile net earnings to cash provided by operating activities:
Non-cash compensation expense	—	349,875
Depreciation and amortization	7,322,242	6,046,930
Tax benefit from stock options exercised	1,364,351	477,460
Net loss on disposal of property	476,776	1,601,256
Store closing reserve	(293,358)	—
Deferred rent	5,222,682	370,961
Changes in operating assets and liabilities:
Receivables	(52,830)	262,984
Inventories	7,900,014	(267,671)
Other assets	(228,469)	(153,941)
Prepaid expenses	(347,301)	(4,994,964)
Accounts payable	(145,086)	(1,565,259)
Accrued liabilities	(2,252,195)	2,381,603
Net cash provided by operating activities	41,486,554	26,518,692

Cash flows used in investing activities
Purchase of equipment and leasehold improvements	(18,453,870)	(13,220,774)

Cash flows from financing activities
Repayments on capital leases and other	(77,719)	(74,056)
Net proceeds from issuance of common stock	3,318,882	1,605,919
Net cash provided by financing activities	3,241,163	1,531,863

Effect of exchange rate changes on cash	(66,984)	(217,818)
Net increase in cash and equivalents	26,206,863	14,611,963
Cash and equivalents:
Beginning of period	90,999,693	72,540,720
End of period	$117,206,556	$87,152,683

See accompanying notes to condensed consolidated financial statements.

bebe stores, inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

INTERIM FINANCIAL STATEMENTS

The accompanying condensed consolidated balance sheets of bebe stores, inc. as of March 31, 2002 and 2001 and the condensed consolidated statements of earnings for the three months and nine months ended March 31, 2002 and 2001 and condensed consolidated statements of cash flows for the nine months ended March 31, 2002 and 2001 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X without audit. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position at the balance sheet dates and the results of earnings for three and nine months then ended have been included. The condensed consolidated balance sheet at June 30, 2001, presented herein, was derived from audited balance sheet included in the Form 10-K for the fiscal year ended June 30, 2001.

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

The following is a reconciliation of the number of shares used in the basic and diluted earnings per share computations:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2002	2001	2002	2001
Basic weighted average number of shares outstanding	25,448,689	24,839,090	25,348,233	24,703,841
Incremental shares from the assumed issuance of stock options	507,337	1,068,185	618,638	882,186
Diluted weighted average number of shares outstanding	25,956,026	25,907,275	25,966,871	25,586,027

The number of incremental shares from the assumed issuance of stock options is calculated applying the treasury stock method.

Excluded from the computation of the number of diluted weighted average shares outstanding were antidilutive options of 1,175,230 and 554,380 for the three months ended March 31, 2002 and 2001, respectively, and 970,230 and 693,880 for the nine months ended March 31, 2002 and 2001 respectively.

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and establishes standards for the recognition and measurement of asset impairment and disposal cost. SFAS 144 supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. This statement is effective for bebe in the fiscal year beginning July 1, 2002 and adoption is not expected to have a material impact on our financial position or results of operations.

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

RESULTS OF OPERATIONS

The following table sets forth certain financial data as a percentage of net sales for the periods indicated:

	Three Months Ended March 31,		Nine Months Ended March 31,
Statements of Operations Data:	2002	2001	2002	2001

Net Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales, including buying and occupancy (1)	59.0	55.0	54.6	52.2

Gross profit	41.0	45.0	45.4	47.8
Selling, general and administrative expenses (2)	33.2	35.9	31.2	32.8

Income from operations	7.8	9.1	14.2	15.0
Interest and other expense (income), net	(0.7)	(1.4)	(0.7)	(1.2)

Earnings before income taxes	8.5	10.5	14.9	16.2
Provision for income taxes	3.2	4.0	5.6	6.2

Net earnings	5.3%	6.5%	9.3%	10.0%

(1)                                  Cost of sales includes the cost of merchandise, buying costs and store occupancy costs.

(2)                                  Selling, general and administrative expenses primarily consist of non-occupancy store costs, corporate overhead and advertising costs.

We operated 162 stores at March 31, 2002 compared to 138 stores at March 31, 2001. We opened 16 new stores in the first nine months of fiscal 2002 and expect to open approximately 22 stores during fiscal 2002. In addition to our traditional brick-and-mortar stores, we also operate an on-line store, which can be found at www.bebe.com.

Net Sales. Net sales increased to $70.6 million during the three months ended March 31, 2002 from $66.2 million in the same period of the prior year, an increase of $4.4 million, or 6.6%. Net sales for the quarter included $55.5 million from stores open more than one year. During the quarter we generated an 8.2% decrease in comparable store sales versus the prior year. Management believes this decrease is due to lower than planned inventory levels as a result of the Production Department move. The remaining sales of $15.1 million were generated by stores not included in the comparable store sales base and to a lesser extent on-line sales, wholesale sales to international licensees, and royalty revenue from product licensees. For the nine months ended March 31, 2002, net sales increased to $243.0 million from $221.1 million in the same nine-month period of the prior year, an increase of $21.9 million, or 9.9%. Net sales for the nine-month period were comprised of $193.9 million from stores open more than one year, representing a 5.0% decrease in comparable store sales versus the prior year.  The remaining sales of $49.1 million were generated by stores not included in the comparable store sales base and to a lesser extent on-line sales, wholesale sales to international licensees, and royalty revenue from product licensees.

Gross Profit. Gross profit, which includes the cost of merchandise, buying and occupancy, decreased to $29.0 million during the three months ended March 31, 2002 from $29.8 million for the same three-month period of the prior year, a decrease of $0.8 million, or 2.7%. As a percentage of net sales, gross profit decreased to 41.0% for the three-month period ended March 31, 2002 from 45.0% in the same three-month period of the prior year. For the nine months ended March 31, 2002, gross profit increased to $110.3 million from $105.7 million for the same nine-month period of the prior year, an increase of  $4.6 million, or 4.4%. As a percentage of net sales, gross profit decreased to 45.4% for the nine-month period ended March 31, 2002 from 47.8% in the same nine-month period of the prior year. The decrease in gross profit as a percentage of net sales resulted from lower merchandise margins and higher occupancy expense as a percentage of sales. The decrease in merchandise margins was due to the mix of outlets versus our full price stores and to more competitive pricing. There was also a $412K charge associated with the write-off of fabric.

Selling, General and Administrative Expenses. Selling, general and administrative expenses, which primarily consist of non-occupancy store costs, corporate overhead and advertising costs, decreased to $23.4 million during the three months ended March 31, 2002 from $23.8 million in the same period of the prior year, a decrease of $0.4 million, or 1.7%. As a percentage of net sales, these expenses decreased to 33.2% during the three-month period from 35.9% in the same period of the prior year. For the nine months ended March 31, 2002, selling, general and administrative expenses increased to $75.7 million from $72.4 million in the same nine-month period of the prior year, an increase of $3.3 million, or 4.6%. As a percentage of net sales, these expenses decreased to 31.2% during the nine-month period from 32.8% in the same period of the prior year. This decrease as a percentage of net sales was largely the result of lower compensation resulting from the reversal of an expense associated with the Company’s incentive plan, as well as the favorable claims received from settlements.

Interest and Other Expense (Income), Net. We generated approximately $0.5 million of interest and other income (net of other expenses) during the three months ended March 31, 2002 as compared to approximately $0.9 million in the same three-month period of the prior year. For the nine months ended March 31, 2002, the Company generated $1.6 million of interest and other income (net of other expense) as compared to $2.6 million in the same nine-month period of the prior year. The decrease in interest and other income is a result of lower interest rates offset by higher average cash balances.

Provision for Income Taxes. The effective tax rate for the nine months ended March 31, 2002, was approximately 37.8 % as compared to 38.6% in the prior year. This decrease was largely due to more income from tax-free investments and less income from taxable and tax-advantaged investments.

Liquidity and Capital Resources

Our working capital requirements vary widely throughout the year and generally peak in the first and second fiscal quarters. At March 31, 2002, we had approximately $117.2 million of cash and cash equivalents on hand. In addition, we had a revolving line of credit, under which we could borrow or issue letters of credit up to a combined total of $10.0 million. As of March 31, 2002, there were no borrowings under the line of credit and letters of credit outstanding totaled $1.4 million.

Net cash provided by operating activities for the nine months ended March 31, 2002 was $41.5 million. Cash provided by operating activities for the period was primarily generated by earnings adjusted for depreciation, deferred rent and reduced inventory and prepaid asset balances.

Net cash used by investing activities for the nine month period ended March 31, 2002 was $18.5 million primarily for the opening of new stores, a new distribution facility and investments in management information systems.  We opened 16 new stores in the first nine months of fiscal 2002 and expect to open approximately 22 stores during fiscal 2002.

During fiscal 2001, the Company entered into a lease agreement for a 144,000 square foot distribution facility in Benicia, CA.  We incurred capital expenditures of approximately $2.9 million in fiscal 2002 and $1.6 million in fiscal 2001 related to the new facility.

We are currently consolidating our corporate offices into one space we currently lease at 400 Valley Drive, Brisbane, CA.  This consolidation consists of the conversion of warehouse space into office space.  We expect to incur capital expenditures of approximately $2 million related to the conversion and build-out during fiscal 2002.

We estimate that total capital expenditures will be approximately $20 million to $24 million in fiscal 2002 and $15 million to $20 million in fiscal 2003.

Net cash provided by financing activities was $3.2 million for the nine months ended March 31, 2002 and was primarily derived from proceeds from stock option exercises.

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

2.  If we cannot successfully transition our production responsibilities to our new facility in Los Angeles, we could lose sales and increase our cost of goods. We moved our production responsibilities from our facility in Brisbane to a new production facility in Los Angeles, California. We have and may continue to experience difficulty in implementing our production processes in this new facility. Any disruption related to this transition whether due to the hiring and training of new personnel, differences in the techniques and processes used, system integration and implementation or other factors, may affect the timeliness of product deliveries, control of inventory including raw materials, work-in-process and finished goods and the quality of our merchandise, and could ultimately harm our sales, adversely affect our reputation and result in additional costs.

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

•                  comparable store sales performance;

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

5.  If we are not able to effectively manage our growth, our profitability may be negatively impacted. Our continued growth depends, to a significant degree, on our ability to identify sites and open and operate new stores on a profitable basis. We have opened sixteen stores year to date and expect to open an additional six stores in fiscal 2002. Our plan to expand successfully depends on a number of factors, including but not limited to, the following:

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

9.  We depend on third party apparel manufacturers, and our sales may be negatively affected if the manufacturers do not perform acceptably. We develop a significant portion of our merchandise in conjunction with third party apparel manufacturers. In some cases, we select merchandise directly from these manufacturers’ lines. We do not have long-term contracts with any third party apparel manufacturers and purchase all of the merchandise from such manufacturers by purchase order. Furthermore, we have received in the past, and may receive in the future, shipments of products from manufacturers that fail to conform to our quality control standards. In such event, unless we are able to obtain replacement products in a timely manner, we may lose sales. We cannot assure you that third party manufacturers (1) will not supply similar products to our competitors, (2) will not stop supplying products to us completely or (3) will supply products that satisfy our quality control standards.

10.  Our business is seasonal and as a result our sales volumes and levels of profitability fluctuate on a quarterly basis. We tend to generate larger sales and, to an even greater extent, profitability levels in the first and second quarters, which include the fall and holiday selling seasons, of our fiscal year. If for any reason sales are below seasonal norms during the first and second quarters of our fiscal year our quarterly and annual results of operations would be harmed. Our quarterly financial performance may also fluctuate widely as a result of a number of other factors such as:

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

11.  We currently operate two corporate offices and a distribution center in Benicia, California.  We also operate a technology support center in Sacramento, California, and a design studio and production facility in Los Angeles, California. Any serious disruption at these facilities could have a harmful effect on our business. Additionally we are currently consolidating our corporate offices into the space we currently lease at 400 Valley Drive, Brisbane, California. Any serious disruption at these facilities whether due to the construction, relocation, employment needs of these facilities, fire, earthquake, terrorist acts or otherwise would harm our operations and could have a harmful effect on our business and results of operations. Furthermore, we have little experience operating essential functions away from our main corporate offices and are uncertain what effect operating such satellite facilities might have on business, personnel and results of operations.

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

RISKS RELATING TO OUR COMMON STOCK:

1.  Our stock price may fluctuate because of the small number of shares that can be publicly traded and the low average daily trading volumes. The vast majority of our outstanding shares of our common stock are not registered and are subject to trading restrictions. As of March 31, 2002, only 4,760,496 shares of our common stock were available to be publicly traded, and as a result, our average daily trading volumes are relatively low, and our stock price is vulnerable to market swings due to large purchases, sales and short sales of our common stock.

2.  Because a principal shareholder controls the company, other shareholders may not be able to influence the direction the company takes. As of March 31, 2002, Manny Mashouf, the Chairman and Chief Executive Officer, beneficially owned approximately 81.4% the outstanding shares of our common stock. As a result, he alone can control the election of directors and the outcome of all issues submitted to the shareholders. This may make it more difficult for a third party to acquire shares, may discourage acquisition bids, and could limit the price that certain investors might be willing to pay for shares of common stock. This concentration of stock ownership may have the effect of delaying, deferring or preventing a change in control of our company.

3.  All of our restricted securities are eligible to be sold, which may cause dilution of our common stock. As of March 31, 2002, we had a total of 25,537,084 shares of common stock outstanding. Of these shares, 20,776,588 are held by the existing shareholders as “restricted securities,” which means they acquired these securities from our company in a transaction that did not involve a public offering. These shares may be sold in the public market only if they are registered or if they qualify for an exemption from registration under Rule 144 of the Securities Act. At this time, all restricted securities will be eligible to be sold, subject to certain volume and other limitations under Rule 144.

As of March 31, 2002, options to purchase 1,820,086 shares of common stock were outstanding and exercisable, subject to certain vesting and repurchase restrictions.

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

The interest payable on the Company’s bank line of credit is based on variable interest rates and therefore affected by changes in market interest rates. If interest rates rose .475 basis points (a 10% change from the bank’s reference rate as of March 31, 2002), the Company’s results from operations and cash flows would not be materially affected.

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

PART II  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

From time to time, the Company may be involved in litigation relating to claims arising out of its operations. As of the date of this filing, the Company is not engaged in any legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on the Company’s business, financial condition or results of operations.

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

Dated May 15, 2002

bebe stores, inc.

/s/ John Kyees

John Kyees, Chief Financial Officer and Chief Administrative Officer

/s/ Christina Perozzi

Christina Perozzi, V.P. of Finance