Form 10-K
period 2002-06-30
BEBE STORES INC
filed 2002-09-27
CIK 1059272

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-24395

bebe stores, inc.
(Exact name of registrant as specified in its charter)

California (State or Jurisdiction of Incorporation or Organization)	94-2450490 (IRS Employer Identification Number)

400 Valley Drive
Brisbane, California 94005
(Address of principal executive offices)
 Telephone: (415) 715-3900
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, par value $0.001 per share
(Title of class)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        The aggregate market value of voting stock held by non-affiliates of the registrant was approximately $65,485,571 as of August 30, 2002, based upon the closing sale price per share of $13.50 of the registrant's Common Stock as reported on the Nasdaq National Market on such date. Shares of Common Stock held by each executive officer and director and by each person who owns 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive for other purposes. As of August 30, 2002, 25,621,981 shares of Common Stock, $0.001 per share par value, of the registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

        Part III incorporates information by reference from the definitive Proxy Statement for the 2002 Annual Meeting of Shareholders, to be filed with the Commission no later than 120 days after the end of the registrant's fiscal year covered by this Form 10-K.

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

Company Overview

        We design, develop and produce a distinctive line of contemporary women's apparel and accessories. We market our products under the bebe, bebe moda and bbsp (future bebe sport) brand names through our 165 specialty retail stores located in 30 states, the District of Columbia, Canada, 11 licensed stores in Greece, Israel, United Arab Emirates and Singapore, and an on-line store at www.bebe.com. While we attract a broad audience, our target customers are 18-to 35-year-old women who seek current fashion trends interpreted to suit their lifestyle needs. The "bebe look," with an unmistakable hint of sensuality, appeals to a hip, sophisticated, body-conscious woman who takes pride in her appearance. The bebe customer is a discriminating consumer who demands value in the form of quality at a competitive price. Our broad product offering includes tops, pants, skirts, dresses, suits, logo, casual sportswear, activewear, outerwear, handbags and other accessories. We design and develop the majority of our merchandise in-house. The merchandise is then manufactured to our specifications. The remainder of our merchandise is selected directly from third party manufacturers' lines.

        Founded by Manny Mashouf, our current Chairman of the Board and Chief Executive Officer, we opened our first store in San Francisco, California in 1976. In the last five years, we significantly strengthened our employee base and have implemented several strategic initiatives that have contributed to our overall growth. These strategic initiatives address all aspects of our operations and in particular the merchandising, planning, production, design and distribution functions. Our merchandising initiatives focus primarily on expanding our product line to include lifestyle dressing at a competitive price that easily adapts from day to evening. In addition, to offering day to eveningwear, we offer a casual assortment of denim, logo and bebe sport. The logo product line highlights the bebe logo on a variety of casual silhouettes, enhancing brand awareness and providing younger, "aspirational" customers an entry to the bebe product line at lower price points. The bebe sport product line is active inspired sportswear featuring cotton knits, fleece, casual active bottoms, sweaters, outerwear and accessories that are easy, sexy and modern. The strategic initiatives that relate to the planning, production, design and distribution functions focus primarily on implementing more sophisticated processes. Also, these initiatives involve a more disciplined approach to our business operations.

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

Operating Strategy

        While the market for women's apparel is extremely large, we believe that our distinctive, contemporary point of view that offers quality merchandise to an underserved market segment, presents us with opportunities for future growth. Our objective is to satisfy the fashion needs of the modern, sexy and sophisticated woman. The principal elements of our operating strategy to achieve this objective are as follows:

        1.    Provide distinctive fashion throughout a broad product line.    Fashion from throughout the world inspires our designers and merchandisers. They interpret contemporary ideas for silhouettes, fabrications and colors into products and styles to meet the everyday lifestyle needs of the bebe customer. Our in-house design team provides us with fast access to the latest fashions. While many of our styles and products are represented season after season with variations in color, fabric or trim, our merchandisers are committed to bringing newness into the merchandise mix in response to emerging trends. Our merchandisers carefully plan our product lines to represent a broad selection of sleek, fashionable goods, including day wear, evening wear and weekend wear, with a continued focus on day-into-evening styles. Our product line is further supported by a broad selection of accessories that help our customers create a distinctive ensemble, while logo-embellished items provide an entry point for younger, aspirational customers.

        2.    Vertically integrate design, production, merchandising and retail functions.    We believe that our vertical integration of processes from design to market coupled with our financial discipline enable us to produce distinctive quality merchandise of exceptional value. We maintain flexibility in our sourcing by subcontracting production of our own designs, developing products in conjunction with third-party apparel manufacturers, or selecting merchandise directly from manufacturers' lines. This approach also enables us to respond quickly to changing fashion trends, while reducing our risk of excess inventory.

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

        4.    Control distribution of merchandise.    We believe that distributing our core apparel line through bebe stores, our on-line web-site, licensed stores and selected retail stores greatly enhances our brand image. This controlled distribution strategy enables us to display the full assortment of our products, control the pricing, visual presentation and flow of goods, test new products and reinforce the brand's identity in the eyes of our customers.

        5.    Enhance brand image.    Through an edgy, high-impact, visual advertising campaign using print, outdoor, in-store, electronic, and direct mail communication vehicles, we attract customers who are intrigued by the playfully sensual and evocative imagery of the bebe lifestyle. We also offer a line of merchandise branded with the distinctive bebe logo to increase brand awareness. Within our stores and through our on-line store, we seek to create an upscale, inviting environment that further enhances the bebe brand and builds customer loyalty and demand for bebe merchandise. Furthermore, we train our sales associates to be responsive and knowledgeable and encourage them to reflect the bebe image.

        6.    Enhance customer relations management.    We believe a private label credit card with GE Capital will enhance customer loyalty, improve customer communications and enable us to respond to the needs of the customer.

Growth Strategy

        We plan to grow our operations in a controlled manner, primarily through the opening of new stores. We opened 20 stores in fiscal 2002, we currently plan to open approximately 25 to 30 stores in fiscal 2003, the majority of which will be in existing markets. We continually review our store base for under-performing stores.

        We also plan to grow by introducing new product categories, such as a fragrance line. These can either be internally developed or developed in conjunction with licensees. From time to time, we will consider licensing the bebe name for other select product categories on a limited basis. We currently license rights for footwear, eyewear and swimwear. Under the terms of these agreements, the licensees will manufacture and distribute products branded with the bebe logo to be sold at bebe stores and selected retailers.

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

        We have tested a new concept store format, bbsp, soon to be renamed bebe sport. The bebe sport product line is active inspired sportswear featuring cotton knits, fleece, casual active bottoms, sweaters, outerwear and accessories that are easy, sexy and modern. The average bebe sport store will be 2,500 square feet, which will allow us to display the full bebe sport assortment. As of June 30, 2002, we operate three bbsp concept stores. We will convert the bbsp concept stores to bebe sport stores and open eight to ten new bebe sport stores in fiscal 2003.

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

Merchandising

        Our merchandising strategy is to provide current, timely fashions in a broad selection of categories to suit the lifestyle needs of our customers. We market all of our merchandise under the bebe, bebe moda and bbsp (future bebe sport) brand names. We design and develop most of our merchandise in-house and contract to have the merchandise manufactured to our specifications. In some cases, we select merchandise directly from third-party apparel manufacturers' lines and market it under our "bebe," "bebe moda" or "bbsp (future bebe sport)" labels. We do not have long-term contracts with any third party apparel manufacturers and purchase all of the merchandise from such manufacturers by purchase order.

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

        We regularly evaluate new categories that may be appropriate for introduction. For example, in fall 1999, we introduced a denim product line.

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

Stores

        Store Locations and Environment.    As of June 30, 2002, we operated 165 stores in 30 states, the District of Columbia, and Canada. Our stores average approximately 3,600 square feet and are primarily located in regional shopping malls and freestanding street locations. While we may update our stores' environment from time to time, all of our stores are designed to create a clean, upscale boutique environment, featuring contemporary finishings and sophisticated details. Glass exteriors allow passersby to see easily into the store. The open floor design allows customers to readily view the majority of the merchandise on display while store fixtures allow for the efficient display of garments, outfits and accessories.

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

        Expansion Opportunities.    We believe that there is a significant opportunity to expand the number of stores in many markets within geographic areas in which bebe stores are currently located. We, together with our real estate consultant, also have identified specific mall and street locations within many markets to be considered for new bebe store locations. In selecting a specific site, we look for high traffic locations primarily in regional shopping centers and in freestanding street locations. We evaluate proposed sites based on the traffic pattern, co-tenancies, average sales per square foot achieved by neighboring stores, lease economics, demographic characteristics and other factors considered important within the specific location.

        We opened 20 new stores in fiscal 2002 and plan to open approximately 25 to 30 stores in fiscal 2003, the majority of which will be in existing markets. Our new store prototype is approximately 3,000 to 5,000 square feet, although in selected markets we may open larger stores that will be designed to further enhance the bebe image.

        During fiscal 2002, the average new store size was approximately 4,200 square feet. New store construction costs (before tenant allowances) averaged roughly $578,000. The average gross inventory investment is approximately $105,000. Our stores typically have achieved profitability at the store operating level within the first full quarter of operation; however, we cannot assure that our stores will do so in the future. Actual store growth and future store profitability and rates of return will depend on a number of factors that include, but are not limited to, individual store economics and suitability of available sites. Because of their higher cost structure, larger stores are not expected to achieve operating margins comparable to our other stores.

        In addition to opening new stores, we expanded or relocated three existing stores to larger spaces during fiscal 2002. We believe that as awareness of bebe's brand name increases, our product offering expands and our stores mature, additional expansions may be appropriate.

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

        Outlet Stores.    As of June 30, 2002, 20 of our 165 stores were located in outlet malls throughout the United States. In order to promote a better merchandise presentation within the full price specialty stores, the products offered in outlet stores are primarily slower moving inventory. Additionally, we round out the inventory of our outlet stores with casual logo styles sold at full price and, to a lesser extent, garments specifically produced for the outlet stores often using excess fabric inventories.

        The average new outlet store size was approximately 3,800 square feet. New store construction costs (before tenant allowances) averaged approximately $439,000, and the average inventory investment was approximately $151,000. Of the 20 stores opened in fiscal 2002, two were outlet stores. Of the 25 to 30 stores planned to be opened in fiscal 2003, eight to ten are expected to be bebe sport stores and none are expected to be outlet stores.

        bbsp (future bebe sport) Concept Stores.    We have tested a new concept store format, bbsp, soon to be renamed bebe sport. The bebe sport product line is active inspired sportswear featuring cotton knits, fleece, casual active bottoms, sweaters, outerwear and accessories that are easy, sexy and modern. The average bebe sport store will be 2,500 square feet, which will allow us to display the full bebe sport assortment. As of June 30, 2002, we operate three bbsp concept stores. We expect to convert the bbsp concept stores to bebe sport stores and open eight to ten new bebe sport stores in fiscal 2003.

        Store Closures.    We monitor the financial performance of our stores and, from time to time, have closed in the past and will close in the future, stores that we do not consider to be viable. Many of the store leases contain early termination options that allow us to close the stores in certain specified years of the leases if certain minimum sales levels are not achieved. We closed our one remaining store in the United Kingdom during fiscal 2002.

Store Operations

        Store operations are organized into four regions and nineteen districts. Each region is managed by a regional manager, and each district is managed by a district manager. Each regional manager is typically responsible for four to six districts, and each district manager is typically responsible for seven to ten stores. Each store is typically staffed with two to four managers in addition to sales associates and store support employees.

        We seek to instill enthusiasm and dedication in our store management personnel and sales associates through incentive programs and regular communication with the stores. Sales associates, excluding associates in outlet stores, receive commissions on sales with a guaranteed minimum hourly compensation. Store managers receive base compensation plus incentive compensation based on sales and inventory control. Regional and district managers receive base compensation plus incentive compensation based on meeting profitability benchmarks.

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

Sourcing, Quality Control and Distribution

        All of our merchandise is marketed under the bebe, bebe moda and bbsp (future bebe sport) brand names. Much of this merchandise is designed and developed in-house and manufactured to our specifications. The balance is developed primarily in conjunction with third-party apparel manufacturers. In some cases, we select merchandise directly from these manufacturers' lines. When we contract for merchandise production, we use facilities in the United States and foreign manufacturers. These facilities produce garments based on designs, patterns and detailed specifications produced by us.

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

        All of the merchandise for our domestic stores and licensed stores are received, inspected, processed, warehoused and distributed through our distribution center. Details about each receipt are supplied to merchandise planners who determine how the product should be distributed among the stores based on current inventory levels, sales trends and specific product characteristics. Advance shipping notices are electronically communicated to the stores and any goods not shipped are stored for replenishment purposes. Merchandise typically is shipped to the stores on a daily basis using common carriers.

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

Intellectual Property and Proprietary Rights

        Trademarks and Service Marks.    We believe that our trademarks and other proprietary rights are important to our success. We have registered "bebe" and "bebe moda" in the United States and certain foreign jurisdictions and have applied for "bbsp" and "bebe sport" in the United States and certain foreign jurisdictions. Even though we take actions to establish and protect our trademarks and other proprietary rights, we cannot assure that others will not imitate our products or infringe on our intellectual property rights. In addition, we cannot assure that others will not resist or seek to block the sale of our products as infringements of their trademark and proprietary rights. In certain jurisdictions, other entities may have rights to names that contain the word "bebe," which could limit our ability to expand in such jurisdictions.

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

        In the past, our investments in information systems have focused on our core store, merchandise and financial accounting systems. Currently, our focus is on integrating our production, planning and point of sales system. We made investments to improve existing management information systems and implemented new systems during fiscal 2002 and plan to make additional investments in fiscal 2003. We cannot assure you that we will be successful with the implementation of these new systems or plans. Failure to implement and integrate such systems or plans could have a harmful effect on our business, financial condition and results of operations.

Employees

        As of August 31, 2002, we had approximately 2,400 employees, of whom approximately 300 were employed at the corporate offices and distribution center. The remaining 2,100 employees were employed in store operations. Approximately 920 were full-time employees and 1,480 were employed on a part-time basis. None of our employees is represented by a labor union, and we believe our relationship with our employees is good.

EXECUTIVE OFFICERS OF THE REGISTRANT

MANAGEMENT

Executive Officers, Directors and Key Personnel

        The following table sets forth certain information with respect to the executive officers, directors and other officers and key personnel as of September 1, 2002:

Name	Age	Position
Manny Mashouf(1)	64	Chairman of the Board and Chief Executive Officer
Barbara Bass(2)	51	Director
Corrado Federico(2)	61	Director
Neda Mashouf(1)	39	Vice Chairman of the Board and General Merchandising Manager of Design
Philip Schlein(2)	68	Director
John Kyees(1)	55	Chief Financial Officer and Chief Administrative Officer
Kathy Lee(1)	52	General Merchandising Manager
Patrick McGahan(1)	50	Vice President of Stores
Tim Millen(1)	42	Vice President of Information Services and Technology
Ferrell Ostrow(1)	43	Vice President of Loss Prevention
Michelle Perna(1)	49	Vice President of Human Resources
Tom Curtis	39	General Merchandising Manager of bebe sport

(1)
Executive Officer.

(2)
Member, Audit Committee and Compensation Committee.

        Manny Mashouf founded bebe stores, inc. and has served as Chairman of the Board and Chief Executive Officer since our incorporation in 1976. Mr. Mashouf is the husband of Neda Mashouf, Vice Chairman of the Board and General Merchandising Manager of Design.

        Barbara Bass has served as a Director since February 1997. Since 1993, Ms. Bass has served as the President of the Gerson Bakar Foundation. From 1989 to 1992, Ms. Bass served as President and Chief Executive Officer of the Emporium Weinstock Division of Carter Hawley Hale Stores, Inc., a department store chain. Ms. Bass also serves on the Board of Directors of Starbucks Corporation and DFS Group Limited.

        Corrado Federico has served as a Director since November 1996. Mr. Federico is President of Solaris Properties and has served as the President of Corado, Inc., a land development firm, since 1991. From 1986 to 1991, Mr. Federico held the position of President and Chief Executive Officer of Esprit de Corp, Inc., a wholesaler and retailer of junior and children's apparel, footwear and accessories ("Esprit"). Mr. Federico also serves on the Board of Directors of Hot Topic, Inc.

        Neda Mashouf has served as Vice Chairman of the Board since November 2001 and has been employed by us since 1984, most recently as General Merchandising Manager of Design. Ms. Mashouf is the wife of Manny Mashouf, Chairman of the Board and Chief Executive Officer.

        Philip Schlein has served as a Director since December 1996. Since April 1985, Mr. Schlein has been a general partner of U.S. Venture Partners, a venture capital firm specializing in retail and consumer products companies. From January 1974 to January 1985, Mr. Schlein served as President and Chief Executive Officer of Macy's California, a division of R. H. Macy & Co, Inc., a department store chain. Mr. Schlein also serves on the Board of Directors of Quick Response Services and several private companies.

        John Kyees has served as Chief Financial Officer and Chief Administrative Officer since March 2002. Prior to joining bebe stores, inc., Mr. Kyees held various executive positions at both specialty and national retailers including Skinmarket, Inc., Chas. A Stevens, a division of Hartmax; J.L. Hudsons Co and HC Holdings. Mr. Kyees was also the Chief Financial Officer of Express, a division of the Limited, Inc. for over twelve years.

        Kathy Lee has served as General Merchandising Manager since October 2000. From 1996 to 2000, Ms. Lee served as a Senior Merchandising Manager. Prior to joining bebe stores, inc., Ms. Lee was at Esprit de Corp, Inc. ("Esprit"), for 10 years where she held various positions. Prior to Esprit, Ms. Lee was a merchandise buyer for I. Magnin & Co. for 10 years.

        Patrick McGahan has served as Vice President of Stores since February 2002. From 1991 to 2001, Mr. McGahan directed all sales and business operations for up to 550 stores nationwide for Structure, a division of the Limited, Inc. Prior to that, Mr. McGahan was the Regional Sales Manager with Express, a division of the Limited, Inc. for 10 years where he managed operations at up to 125 specialty retail stores in the western United States.

        Tim Millen has served as Vice President of Information Services and Technology since November 1997. From July 1996 to November 1997, Mr. Millen served as Vice President of Information Systems for AZ3 Inc. (d.b.a. BCBG), a women's apparel retail and wholesale company. From August 1994 to July 1996, Mr. Millen served as Vice President of Management Information Systems for Francine Browner Inc., an apparel wholesale company. From 1991 to 1994, Mr. Millen was an independent information technology consultant, focusing on the retail and wholesale apparel market.

        Ferrell Ostrow has served as Vice President of Loss Prevention since March 1999. From February 1998 to February 1999, Mr. Ostrow served as the Director of Loss Prevention for The Wet Seal Inc. From February 1988 to February 1998, Mr. Ostrow served as Director of Loss Prevention with Pacific Sunwear of California Inc.

        Michelle Perna has served as Vice President of Human Resources since November 2000. From May 1997 to October 2000, Ms. Perna was President of HR1, an HR consulting company. From November 1989 to May 1997, Ms. Perna was Vice President of Human Resources at Merv Griffin's Resorts Casino.

        Tom Curtis has served as General Merchandising Manager of bebe sport since June 2002. From 1998 to 2002, Mr. Curtis served as a Senior Merchandising Manager. Prior to joining bebe stores, inc., Mr. Curtis was at The Walt Disney Co., Rampage Clothing Co. and R.H. Macy & Co., Inc. where he held various positions.

ITEM 2.    PROPERTIES

        As of June 30, 2002, our 165 stores, all of which are leased, encompassed approximately 601,000 total square feet. The typical store lease is for a 10-year term and requires us to pay a base rent and a percentage rent if certain minimum sales levels are achieved. Many of the leases provide a lease termination option in certain specified years of the lease if certain minimum sales levels are not achieved. In addition, leases for locations typically require us to pay property taxes, utilities and repairs and maintenance. Also, leases for mall locations may include common area maintenance fees.

        Our main corporate headquarters are currently located in a facility in Brisbane, California. The facility located at 400 Valley Drive is approximately 35,000 square feet and houses administrative offices, store support services, and our on-line store. The lease for 400 Valley Drive expires in April 2014. During fiscal 2002, we consolidated the administrative offices located at 380 Valley Drive into the 400 Valley Drive facility. We also lease a 144,000 square foot distribution center in Benicia, California, a technology support center in a leased facility in Sacramento, California and a design studio in a leased facility in Los Angeles, California.

ITEM 3.    LEGAL PROCEEDINGS

        From time to time, we may be involved in litigation relating to claims arising out of its operations. As of the date of this filing, we are not engaged in any legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on our business, financial condition or results of operations.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of our shareholders since June 30, 2002.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
                  MATTERS

        The common stock trades on the Nasdaq National Market under the symbol "BEBE". The following table sets forth the high and low sales of our common stock for the two years ended June 30, 2002, as reported by Nasdaq:

	High	Low
Fiscal 2001
First Quarter	$20.25	$7.25
Second Quarter	25.00	8.00
Third Quarter	31.00	19.31
Fourth Quarter	33.10	14.73
Fiscal 2002
First Quarter	$35.50	$14.50
Second Quarter	21.91	12.87
Third Quarter	26.20	18.27
Fourth Quarter	24.78	17.26

        As of August 30, 2002, the number of holders of record of our common stock was 55 and the number of beneficial holders of our common stock was approximately 2,700.

        We have never declared or paid any dividends on our common stock and do not intend to pay any dividends on our common stock in the foreseeable future. In addition, our current line of credit arrangements prohibit the payment of cash dividends on our capital stock.

        Information with respect to equity plan compensation is incorporated by reference from our definitive Proxy Statement to be filed with the Commission not later than 120 days after the end of our fiscal year.

ITEM 6.    SELECTED FINANCIAL DATA

Selected Financial and Operating Data

        The following selected financial data is qualified by reference to, and should be read in conjunction with, the Financial Statements and Notes thereto and the other financial information appearing elsewhere in this filing. These historical results are not necessarily indicative of results to be expected in the future.

	Fiscal Year Ended June 30,
Statements of Operations Data:
	2002	2001	2000	1999	1998
	(Dollars in thousands, except per share data)
Net sales	$316,424	$290,836	$241,802	$201,341	$146,756
Cost of sales, including buying and occupancy	174,048	151,204	119,850	95,440	71,713

Gross profit	142,376	139,632	121,952	105,901	75,043
Selling, general and administrative expenses	101,828	97,817	76,294	61,069	46,359

Income from operations	40,548	41,815	45,658	44,832	28,684
Interest and other expenses (income), net	(2,074)	(3,407)	(3,201)	(2,242)	(838)

Earnings before income taxes	42,622	45,222	48,859	47,074	29,522
Provision for income taxes	16,138	17,415	19,454	19,065	12,103

Net earnings	$26,484	$27,807	$29,405	$28,009	$17,419

Basic earnings per share	$1.04	$1.12	$1.20	$1.16	$0.77
Diluted earnings per share	$1.02	$1.08	$1.17	$1.11	$0.73
Basic weighted average shares outstanding	25,404	24,792	24,481	24,055	22,688
Diluted weighted average shares outstanding	25,964	25,697	25,226	25,327	23,862
Selected Operating Data:
Number of stores:
Opened during period	20	26	24	17	7
Closed during the period	1	4	1	2	4
Open at end of period	165	146	124	101	86
Net sales per average store(1)	$1,957	$2,030	$2,164	$2,181	$1,719
Comparable store sales increase (decrease)(2)	(5.7)%	(2.3)%	0.4%	25.1%	41.3%
	As of June 30,
	2002	2001	2000	1999	1998
Balance Sheet Data:
Working capital	$133,738	$107,323	$80,711	$62,144	$35,904
Total assets	213,165	174,730	137,662	107,366	64,209
Long-term debt, including current portion	2	82	173	260	187
Shareholders' equity	180,541	147,296	111,800	80,094	45,263

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

Critical Accounting Policies

        Management's Discussion and Analysis of Financial Condition and Results of Operations are based upon our consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America.

        The preparation of these financial statements requires the appropriate application of certain accounting policies, many of which require us to make estimates and assumptions about future events and their impact on amounts reported in our financial statements and related notes. Since future events and their impact cannot be determined with certainty, the actual results will inevitably differ from our estimates. Such differences could be material to the financial statements. We believe our application of accounting policies, and the estimates inherently required therein, are reasonable. These accounting policies and estimates are constantly reevaluated, and adjustments are made when facts and circumstances dictate a change. Our accounting policies are more fully described in Note 1 to the financial statements.

        We have identified certain critical accounting policies, which are described below.

        Inventories.    Our inventories are stated at the lower of FIFO (first-in, first-out) cost or market. In order to assess that inventory is recorded properly at the lower of cost or market, we make certain assumptions based on historical experience and current information. These assumptions can have a significant impact on current and future operating results and financial position.

        Long-lived assets.    We review long-lived assets for impairment whenever events or changes in circumstances, such as store closures, indicate that the carrying value of an asset may not be recoverable. At the time a decision is made to close a store, we record an impairment charge, if appropriate, or accelerate depreciation over the revised useful life. We believe at this time that the long-lived assets' carrying values and useful lives continue to be appropriate.

Recent Accounting Pronouncements

        In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will rather be tested at least annually for impairment. We will adopt SFAS No. 142 at the beginning of fiscal 2003 and we do not expect the adoption to have a significant impact on our financial statements.

        In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 will become effective for us at the beginning of fiscal 2003. SFAS

No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and the accounting and reporting provisions relating to the disposal of a segment of a business of Accounting Principals Board No. 30. We do not expect that the adoption of SFAS No. 144 will have a significant impact on our financial statements.

        In June 2002, the FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities", which addresses accounting for restructuring and similar costs. SFAS 146 supersedes previous accounting guidance, principally Emerging Issues Task Force Issue No. 94-3. We will adopt the provisions of SFAS 146 for any restructuring activities initiated after December 31, 2002. SFAS 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost was recognized at the date of the company's commitment to an exit plan. SFAS 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS 146 may effect the timing of recognizing any future restructuring costs as well as the amounts recognized.

Results of Operations

        The following table sets forth certain financial data as a percentage of net sales for the periods indicated:

	Fiscal Year Ended June 30,
Statements of Operations Data:
	2002	2001	2000
Net sales	100.0%	100.0%	100.0%
Cost of sales, including buying and occupancy(1)	55.0	52.0	49.6

Gross profit	45.0	48.0	50.4
Selling, general and administrative expenses(2)	32.2	33.6	31.6

Income from operations	12.8	14.4	18.8
Interest and other expenses (income), net	(0.7)	(1.2)	(1.3)

Earnings before income taxes	13.5	15.6	20.1
Provision for income taxes	5.1	6.0	8.1

Net earnings	8.4%	9.6%	12.0%

(1)
Cost of sales includes the cost of merchandise, occupancy costs and buying costs.
(2)
Selling, general and administrative expenses primarily consist of non-occupancy store costs, corporate overhead and advertising costs.

Years Ended June 30, 2002 and 2001

        Net Sales.    Net sales increased to $316.4 million during the year ended June 30, 2002 from $290.8 million in fiscal 2001, an increase of $25.6 million, or 8.8%. Of this increase, new, expanded or remodeled stores not included in the comparable store sales base added $41.0 million to sales, while a decrease in comparable store sales of 5.7% reduced sales by $15.4 million. Comparable store sales for the first half of fiscal 2002 decreased 3.7%. Comparable store sales for the second half of fiscal 2002 decreased 8.1%. Comparable store sales were positive from July 1, 2001 through September 10, 2001. Following the September 11th terrorist attack, the decrease in comparable store sales was attributed to the following: marketplace conditions, missed opportunities in key product categories, a product assortment heavily skewed toward the casual lifestyle, and the move of the production operation from Brisbane, California to Los Angeles, California.

        Gross Profit.    Gross profit, which includes the cost of merchandise, buying and occupancy, increased to $142.4 million for the year ended June 30, 2002 from $139.6 million in fiscal 2001, an increase of $2.8 million, or 2.0%. As a percentage of net sales, gross profit decreased to 45.0% for the year from 48.0% during fiscal 2001. The decrease in gross profit as a percentage of net sales resulted from negative occupancy expense leverage and reduced merchandise margins. Negative occupancy expense leverage was attributed to the lower sales productivity. Reduced merchandise margins were due to increased production costs related to the move of the production facility to Los Angeles, California, production delays and charges associated with the write-off of fabric of approximately $1.5 million. Merchandise margins were also reduced by a weaker product sell-through, primarily in the first six months of the fiscal year, resulting in an increased level of markdowns and a change in the mix of sales between full price and outlet stores.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses, which primarily consist of non-occupancy store costs, corporate overhead and advertising costs, increased to $101.8 million during the year ended June 30, 2002 from $97.8 million in fiscal 2001, an increase of $4.0 million, or 4.1%. As a percentage of net sales, these expenses decreased to 32.2% during the year ended June 30, 2002 from 33.6% in fiscal 2001. This decrease as a percentage of net sales was primarily due to lower compensation resulting from a change in our incentive plan, and a favorable settlement on a lawsuit. In fiscal 2001, we recorded $890,000 of expenses related to the tentative resolution of a lawsuit. The decrease in expenses was offset by negative leverage associated with the decrease in comparable store sales and $1.2 million of charges related to abandoned information technology projects.

        Interest and Other Expense (Income), Net.    We generated $2.1 million of interest and other income (net of other expenses) during the year ended June 30, 2002 as compared to $3.4 million in fiscal 2001. Average cash balances continued to increase, however lower interest rates during fiscal 2002 resulted in a reduction in interest income.

        Provision for Income Taxes.    The effective tax rate for the year ended June 30, 2002 was 37.9% as compared to 38.5% in fiscal 2001. The lower effective tax rate for fiscal 2002 was primarily attributable to the benefits of converting the United Kingdom operations into a disregarded entity for U.S. federal income tax purposes.

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

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses, which primarily consist of non-occupancy store costs, corporate overhead and advertising costs, increased to $97.8 million during the year ended June 30, 2001 from $76.3 million in fiscal 2000, an increase of $21.5 million, or 28.2%. As a percentage of net sales, these expenses increased to 33.6% during the year ended June 30, 2001 from 31.6% in fiscal 2000. This increase as a percentage of net sales was primarily due to a decrease in comparable store sales, expenses related to an increase in compensation at the corporate office, increase in depreciation expense and $890,000 of expense related to a legal settlement.

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

Liquidity and Capital Resources

        Our working capital requirements vary widely throughout the year and generally peak in the first and second fiscal quarters. At June 30, 2002, we had approximately $123.4 million of cash and cash equivalents on hand. In addition, we had a revolving line of credit, under which we could borrow or issue letters of credit up to a combined total of $10.0 million. As of June 30, 2002, there were no borrowings under the line of credit and letters of credit outstanding totaled $2.3 million.

        Net cash provided by operating activities in fiscal 2002, 2001 and 2000 was $49.9 million, $33.7 million and $30.2 million, respectively. The increase in cash provided by operating activities in fiscal 2002 compared to 2001 and 2000 was primarily the result of net income and changes in working capital.

        Net cash used by investing activities was $21.9 million, $18.0 million and $18.0 million in fiscal 2002, 2001 and 2000, respectively. The primary use of these funds was for the opening of new stores, investments in management information systems, the relocation of our distribution center to Benicia, California, and the expansion of our corporate offices. We opened 20 new stores in fiscal 2002, 26 new stores in fiscal 2001 and 24 new stores in fiscal 2000. We expect to open approximately 25 to 30 stores in fiscal 2003.

        During fiscal 2002, new store construction costs (before tenant allowances) averaged $578,000. The average gross inventory investment was $105,000.

        Net cash provided by financing activities was $4.2 million, $2.9 million and $1.1 million in fiscal 2002, fiscal 2001 and fiscal 2000, respectively, and was derived from proceeds from the issuance of common stock arising from stock option exercises.

        We believe that our cash on hand, together with our cash flow from operations, will be sufficient to meet our capital and operating requirements through fiscal 2003. Our future capital requirements, however, will depend on numerous factors, including without limitation, the size and number of new and expanded stores, investment costs for management information systems, potential acquisitions and/or joint ventures, repurchase of stock and future results of operations.

Summary Disclosures about Contractual Obligations and Commercial Commitments:

        The following table summarizes significant contractual obligations as of June 30, 2002:

	Amount of Commitment Expiration Period (Dollars in thousands)
	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
CONTRACTUAL OBLIGATIONS
Operating leases	$211	$28	$79	$46	$58

	Amount of Commitment Expiration Period (Dollars in thousands)
	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
OTHER COMMERCIAL COMMITMENTS
Revolving line of credit, net of outstanding letters of credit	$7,667	$—	$7,667	$—	$—
Standby letters of credit	384	384	—	—	—
Trade letters of credit	1,949	1,949	—	—	—

Total Commercial Commitments	$10,000	$2,333	$7,667	$—	$—

As of June 30, 2002, there were no borrowings outstanding under the line of credit.

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

RISKS RELATING TO OUR BUSINESS:

        1.    If we misjudge our customers' acceptance of, or demand for, our products, our sales and profitability may be negatively impacted.    Our success depends on our ability to develop or select the right products, present a balanced product assortment and manage our inventory with the demand for such merchandise. Our ability to accurately predict the demand for our products is further affected by uncertainties created by the slowed economy, recent international affairs and consumer spending fluctuations. If we miscalculate our customers' product preferences or the demand for our products, we may be faced with significant excess inventory or lack of inventory. This could result in excess fabric for some products and missed opportunities for others. This may result in weak sales and markdowns and/or write-offs, which would impair our profitability.

        2.    If we cannot successfully transition our production responsibilities with our new personnel in Los Angeles, California, we could lose sales and increase our cost of goods.    In March 2002, We shifted the production responsibilities from existing personnel in Brisbane, California, to new personnel in Los Angeles, California. We have and may continue to experience difficulty in implementing our production processes with these new personnel. Any disruption related to this transition whether due to the hiring and training of new personnel, differences in the techniques and processes used, system integration and implementation or other factors, may affect the timeliness of product deliveries, control of inventory including raw materials, work-in-process and finished goods and the quality of our merchandise, and could ultimately harm our sales, adversely affect our reputation and result in additional costs.

        3.    If we are not able to consistently show increases in net sales and net earnings or are not able to operate on a profitable basis, our stock price may be negatively affected.    We cannot guarantee that we will generate net earnings increases period to period or that we will remain profitable in the future. In the past five years, profitability rates have varied widely from quarter-to-quarter and from year-to-year. In particular, in fiscal 2000, we experienced a significantly lower rate of growth in earnings than experienced in the prior three fiscal years. Although we were profitable, in fiscal 2001 and fiscal 2002, we experienced a decrease in earnings versus the prior year.

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

        5.    If we are not able to effectively manage our growth, our profitability may be negatively impacted.    Our continued growth depends, to a significant degree, on our ability to identify sites and open and operate new stores on a profitable basis. We expect to open approximately 25 to 30 stores in fiscal 2003. Our plan to expand successfully depends on a number of factors, including but not limited to, the following:

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

        We cannot assure that we will achieve our planned expansion on a timely and profitable basis. In addition, most of our new store openings in fiscal 2003 will be in existing markets. These openings may affect the existing stores' net sales volumes and profitability. Furthermore, we will need to hire experienced executive personnel to support the planned improvements and expansions of our business. We cannot assure that we will be successful in hiring such personnel in a time frame necessary to manage and support our expansion plans.

        6.    Our success depends on our key employees, the loss of whom could disrupt our business. We depend upon the expertise and execution of our key employees, particularly Manny Mashouf, the founder, Chairman of the Board, Chief Executive Officer and majority shareholder.    Except for Mr. Mashouf, we do not carry "key person" life insurance policies on any of our employees. If we lose the services of Mr. Mashouf or any key officers or employees, it could harm our business and results of operations.

        Also, our success depends on our ability to attract and retain experienced employees and utilize all employees' strengths. There is substantial competition for experienced personnel, which we expect to continue. We compete for experienced personnel with companies who have greater financial resources than we do. In the past, we have experienced significant turnover of our executive management team and retail store personnel. If we fail to attract, motivate and retain qualified personnel, or capitalize on such persons' expertise, it could harm our business and results of operations.

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

        8.    If an independent manufacturer violates labor or other laws, or is accused of violating any such laws, or if their labor practices diverge from those generally accepted as ethical, it could harm our business and brand image.    While we maintain a policy to monitor the operations of our independent manufacturers by having an independent firm inspect these manufacturing sites, and all manufacturers are contractually required to comply with such labor practices, we cannot control the actions or the public's perceptions of such manufacturers, nor can we assure that these manufacturers will conduct their businesses using ethical or legal labor practices. Apparel companies can be held jointly liable for the wrongdoings of the manufacturers of their products. While we do not control their employees' employment conditions or the manufacturer's business practices, and the manufacturers act in their own interest, they may act in a manner that results in negative public perceptions of us and/or employee allegations or court determinations that we are jointly liable. Currently, there are two litigation matters pending that involve labor disputes. Although the amount of liability with respect to these actions cannot be accurately predicted, in the opinion of Management, any such liability will not individually or in the aggregate have a material adverse effect on our business, financial condition or results of operations.

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

        11.    Any serious disruption at our major facilities could have a harmful effect on our business.    We currently operate our corporate office in Brisbane, California, and a distribution facility in Benicia, California. We also operate a technology support center in Sacramento, California, and a design studio and production facility in Los Angeles, California. Any serious disruption at these facilities whether due to the construction, relocation, employment needs of these facilities, fire, earthquake, terrorist acts or otherwise would harm our operations and could have a harmful effect on our business and results of operations. Furthermore, we have little experience operating essential functions away from our main corporate offices and are uncertain what effect operating such satellite facilities might have on business, personnel and results of operations.

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

        12.    If we are not able to successfully develop product lines or new store concepts or acquire businesses that extend our product lines, our ability to expand our revenue base may be impaired.    From time to time, we may introduce new categories of products or new store concepts or acquire businesses. For example, we have tested a new concept store format, bbsp, soon to be renamed bebe sport, in which our product offering is limited to active inspired sportswear branded with the "bebe" and "bbsp (future bebe sport)" logo. If this limited product offering is not successful or if the bbsp (future bebe sport) brand name does not achieve the same recognition as the bebe and bebe moda brand names, our ability to expand into additional markets with this concept store may be impaired.

        13.    If we are not able to successfully protect our existing copyrights and trademarks, our ability to capitalize on the value of our brand name may be impaired.    We have to ensure our licensees are using the intellectual property correctly or the goodwill associated with these trademarks will be diluted which will have an impact on our business. Currently, we are protecting our trademarks in litigation, which may result in us posting a material bond.

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

        14.    Legislative actions and potential new accounting pronouncements are likely to cause our general and administrative expenses to increase and impact our future financial position and results of operations.    In order to comply with the newly adopted Sarbanes-Oxley Act of 2002, as well as proposed changes to listing standards by Nasdaq, and proposed accounting changes by the Securities and Exchange Commission, we may be required to increase our internal controls, hire additional personnel and additional outside legal, accounting and advisory services, all of which could cause our general and administrative costs to increase. Proposed changes in the accounting rules, including legislative and other proposals to account for employees stock options as compensation expense among others, could increase the expenses we report under GAAP and adversely affect our operating results.

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

RISKS RELATING TO OUR COMMON STOCK:

        1.    Our stock price may fluctuate because of the small number of shares that can be publicly traded and the low average daily trading volumes.    The vast majority of our outstanding shares of our common stock are not registered and are subject to trading restrictions. As of June 30, 2002, only 4,840,858 shares of our common stock were available to be publicly traded, and as a result, our average daily trading volumes are relatively low, and our stock price is vulnerable to market swings due to large purchases, sales and short sales of our common stock.

        2.    Because a principal shareholder controls the company, other shareholders may not be able to influence the direction the company takes.    As of June 30, 2002, Manny Mashouf, the Chairman of the Board and Chief Executive Officer, beneficially owned approximately 81.1% of the outstanding shares of our common stock. As a result, he alone can control the election of directors and the outcome of all issues submitted to the shareholders. This may make it more difficult for a third party to acquire shares, may discourage acquisition bids, and could limit the price that certain investors might be willing to pay for shares of common stock. This concentration of stock ownership may have the effect of delaying, deferring or preventing a change in control of our company.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We are exposed to market risks, which include changes in U.S. interest rates and, to a lesser extent, foreign exchange rates. We do not engage in financial transactions for trading or speculative purposes.

Interest Rate Risk.

        We have fixed and variable income investments consisting of cash equivalents and short-term investments, which are affected by changes in market interest rates. We do not use derivative financial instruments in its investment portfolio.

        The interest payable on our bank line of credit is based on variable interest rates and therefore affected by changes in market interest rates. If interest rates rose .475 basis points (a 10% change from the bank's reference rate as of June 30, 2002), our results from operations and cash flows would not be significantly affected.

Foreign Currency Risks.

        We enter into a significant amount of purchase obligations outside of the U.S. which are settled in U.S. Dollars and, therefore, have only minimal exposure to foreign currency exchange risks. We also operate a subsidiary with a base currency other than the U.S. Dollar. This subsidiary represented less than two percent of total revenues for fiscal year 2002 and, therefore, presents only minimal exposure to foreign currency exchange risks. We do not hedge against foreign currency risks and believe that foreign currency exchange risk is immaterial.

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

2.
Financial statement schedules are included on page S-1 or are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3.
Exhibits included or incorporated herein: See Index to Exhibits.

(b)
Reports on Form 8-K.

        There were no reports on Form 8-K filed during the last quarter of the fiscal year covered by this report.

SIGNATURES

        Pursuant to the requirements of the Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Brisbane, State of California, on the 27th day of September 2002.

bebe stores, inc.
By:	MANNY MASHOUF Chief Executive Officer (Principal Executive Officer)

POWER OF ATTORNEY

        KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Manny Mashouf and John Kyees, and each of them acting individually, as his true and lawful attorneys-in-fact and agents, each with full power of substitution, for him in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, with full power of each to act alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully for all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or his or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

        Pursuant to the requirements of the Exchange Act, this Annual Report on Form 10-K has been signed by the following persons in the capacities and on the dates indicated:

Name	Title	Date
/s/ MANNY MASHOUF Manny Mashouf	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	September 27, 2002
/s/ JOHN KYEES John Kyees	Chief Financial Officer and Chief Administrative Officer (Principal Financial Officer and Principal Accounting Officer)	September 27, 2002
/s/ NEDA MASHOUF Neda Mashouf	Vice Chairman of the Board	September 27, 2002
/s/ BARBARA BASS Barbara Bass	Director	September 27, 2002
/s/ CORRADO FEDERICO Corrado Federico	Director	September 27, 2002
/s/ PHILIP SCHLEIN Philip Schlein	Director	September 27, 2002

CERTIFICATIONS

I, Manny Mashouf, Chief Executive Officer of bebe stores, inc. (the "Registrant"), do hereby certify, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, that:

(1)
I have reviewed this Annual Report on Form 10-K of the Registrant (the "Report").

(2)
Based on my knowledge, the Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the Report.

(3)
Based on my knowledge, the financial statements, and other financial information included in the Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant, as of, and for, the periods presented in the Report.

Dated: September 27, 2002	/s/ MANNY MASHOUF Manny Mashouf, Chief Executive Officer

I, John Kyees, Chief Financial Officer of bebe stores, inc. (the "Registrant"), do hereby certify, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, that:

(1)
I have reviewed this Annual Report on Form 10-K of the Registrant (the "Report").

(2)
Based on my knowledge, the Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the Report.

(3)
Based on my knowledge, the financial statements, and other financial information included in the Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant, as of, and for, the periods presented in the Report.

Dated: September 27, 2002	/s/ JOHN KYEES John Kyees, Chief Financial Officer

bebe stores, inc.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JUNE 30, 2002, JUNE 30, 2001 AND JUNE 30, 2000:

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of
bebe stores, inc.:

        We have audited the accompanying consolidated balance sheets of bebe stores, inc. as of June 30, 2002 and 2001 and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three fiscal years in the period ended June 30, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of bebe stores, inc. as of June 30, 2002 and 2001 and the results of its operations and its cash flows for each of the three fiscal years in the period ended June 30, 2002 in conformity with accounting principles generally accepted in the United States of America.

Deloitte & Touche LLP

San Francisco, California
July 30, 2002

bebe stores, inc.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)

	As of June 30,
	2002	2001
Assets:
Current assets:
Cash and cash equivalents	$123,431	$91,000
Receivables (net of allowance of $190 and $416)	2,249	2,342
Inventories	23,357	27,773
Deferred income taxes, net	2,389	2,494
Prepaid and other	4,849	7,189

Total current assets	156,275	130,798
Equipment and leasehold improvements, net	50,573	39,199
Deferred income taxes, net	4,563	2,880
Other assets	1,754	1,853

Total assets	$213,165	$174,730

Liabilities and Shareholders' Equity:
Current liabilities:
Accounts payable	$12,138	$10,878
Accrued liabilities	10,337	12,429
Income taxes payable	62	168

Total current liabilities	22,537	23,475
Long-term debt	—	7
Deferred rent	10,087	3,952

Total liabilities	32,624	27,434

Commitments and contingencies
Shareholders' equity:
Preferred stock-authorized 1,000,000 shares at $0.001 par value per share; no shares issued and outstanding
Common stock-authorized 40,000,000 shares at $0.001 par value per share; issued and outstanding 25,612,056 and 25,187,695 shares	26	25
Additional paid-in capital	38,624	32,017
Accumulated other comprehensive loss	(37)	(190)
Retained earnings	141,928	115,444

Total shareholders' equity	180,541	147,296

Total liabilities and shareholders' equity	$213,165	$174,730

See accompanying notes to consolidated financial statements.

bebe stores, inc.

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share amounts)

	Fiscal Year Ended June 30,
	2002	2001	2000
Net sales	$316,424	$290,836	$241,802
Cost of sales, including buying and occupancy	174,048	151,204	119,850

Gross profit	142,376	139,632	121,952
Selling, general and administrative expenses	101,828	97,817	76,294

Income from operations	40,548	41,815	45,658
Other expense (income):
Interest expense	4	16	21
Interest income	(2,191)	(3,453)	(3,241)
Other, net	113	30	19

Earnings before income taxes	42,622	45,222	48,859
Provision for income taxes	16,138	17,415	19,454

Net earnings	$26,484	$27,807	$29,405

Basic earnings per share	$1.04	$1.12	$1.20
Diluted earnings per share	$1.02	$1.08	$1.17
Basic weighted average shares outstanding	25,404	24,792	24,481
Diluted weighted average shares outstanding	25,964	25,697	25,226

See accompanying notes to consolidated financial statements.

bebe stores, inc.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(Amounts in thousands)

	Common Stock
	Number of Shares	Amount	Additional Paid-in Capital	Deferred Compensation	Retained Earnings	Accumulated Other Comprehensive Loss	Total	Comprehensive Income
Balance as of June 30, 1999	24,388	$24	$23,148	$(1,282)	$58,232	$(28)	$80,094
Net earnings					29,405		29,405	$29,405
Foreign currency translation adjustment						(62)	(62)	(62)

Total comprehensive income								$29,343

Deferred compensation			(176)	849			673
Common stock issued under stock plans including tax benefit	202	0	1,689				1,689

Balance as of June 30, 2000	24,590	$24	$24,661	$(433)	$87,637	$(90)	$111,799
Net earnings					27,807		27,807	$27,807
Foreign currency translation adjustment						(100)	(100)	(100)

Total comprehensive income								$27,707

Deferred compensation			(20)	433			413
Common stock issued under stock plans including tax benefit	598	1	7,376				7,377

Balance as of June 30, 2001	25,188	$25	$32,017	$—	$115,444	$(190)	$147,296
Net earnings					26,484		26,484	$26,484
Foreign currency translation adjustment						153	153	153

Total comprehensive income								$26,637

Common stock issued under stock plans including tax benefit	424	1	6,607				6,608

Balance as of June 30, 2002	25,612	$26	$38,624	$—	$141,928	$(37)	$180,541

See accompanying notes to consolidated financial statements

bebe stores, inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Fiscal Year Ended June 30,
	2002	2001	2000
Cash flows from operating activities:
Net earnings	$26,484	$27,807	$29,405
Adjustments to reconcile net earnings to cash provided by operating activities:
Non-cash compensation expense	—	413	673
Depreciation and amortization	10,071	8,280	5,060
Tax benefit from stock options exercised	2,289	4,381	515
Net loss on disposal of property	713	691	308
Deferred income taxes	(1,578)	(215)	(1,501)
Deferred rent	6,130	589	(38)
Changes in operating assets and liabilities:
Receivables	33	405	(1,320)
Inventories	4,414	(3,437)	(1,814)
Other assets	(404)	(765)	(149)
Prepaid expenses	2,347	(6,058)	400
Accounts payable	1,261	(2,088)	(336)
Accrued liabilities	(1,736)	3,614	(893)
Income taxes payable	(99)	96	(158)

Net cash provided by operating activities	49,925	33,713	30,152
Cash flows from investing activities:
Purchase of equipment and improvements	(21,945)	(17,963)	(18,018)
Proceeds from sales of equipment	39	—	2

Net cash used by investing activities	(21,906)	(17,963)	(18,016)
Cash flows from financing activities:
Repayments of capital leases	(73)	(69)	(43)
Repayments of investment note	—	(18)	(44)
Net proceeds from issuance of common stock	4,318	2,995	1,175

Net cash provided by financing activities	4,245	2,908	1,088
Effect of exchange rate changes on cash	167	(199)	(25)
Net increase in cash and cash equivalents	32,431	18,459	13,199
Cash and cash equivalents:
Beginning of year	91,000	72,541	59,342

End of year	$123,431	$91,000	$72,541

Supplemental information:
Cash paid for interest	$4	$16	$21

Cash paid for income taxes	$17,825	$18,274	$20,735

See accompanying notes to consolidated financial statements.

1.    Summary of Significant Accounting Policies

        Nature of the business—bebe stores, inc., the "Company," designs, develops and produces a distinctive line of contemporary women's apparel and accessories, which it markets under the bebe, bbsp (future bebe sport) and bebe moda brand names primarily through its 165 specialty retail stores located in 30 states, the District of Columbia, Canada, 11 licensed stores in Greece, Israel, United Arab Emirates and Singapore and an on-line store at www.bebe.com.

        The Company has one reportable segment and has one brand with product lines of a similar nature. Revenues of the Company's international retail operations represent less than two percent of total revenues for fiscal year 2002.

        Basis of financial statement presentation—The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America (GAAP).

        Consolidation—The consolidated financial statements include the accounts of the Company and its subsidiary. All material intercompany transactions and balances have been eliminated.

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

        Reclassifications—Certain amounts for prior years have been reclassified to conform with current year presentation.

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

        Cash and cash equivalents represent cash and short-term, highly liquid investments with original maturities of less than 90 days.

        Inventories are stated at the lower of FIFO (first-in, first-out) cost or market. Cost includes certain indirect purchasing, merchandise handling and storage costs.

        Equipment and leasehold improvements, net are stated at cost. Depreciation on equipment and leasehold improvements is computed using the straight-line method over the following estimated useful lives.

Description	Years
Leasehold improvements	10
Furniture, fixtures, equipment and vehicles	5
Computer hardware and software	3
Assets under capital lease	3

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

        Construction allowance—The Company receives construction allowances from landlords, which are deferred and amortized on a straight-line basis over the life of the lease as a reduction of rent expense. Construction allowances are recorded under deferred rent on the balance sheet.

        Store preopening costs associated with the opening or remodeling of stores, such as preopening rent and payroll, are expensed as incurred.

        Advertising costs are charged to expense when the advertising first takes place. Advertising costs were $10.7 million, $10.4 million and $9.8 million respectively, during fiscal 2002, 2001 and 2000.

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

        Fair value of financial instruments—The carrying values of cash and cash equivalents, investments, receivables and accounts payable approximates the estimated fair values.

        Concentration of credit risk—Financial instruments, which principally subject the Company to concentration of credit risk, consist principally of cash and cash equivalents. The Company places its cash with financial institutions. At times, such amounts may be in excess of FDIC insurance limits.

        Impairment of long-lived assets—The Company regularly reviews the carrying value of its long-lived assets. Whenever events or changes in circumstances indicate that the carrying amount of its assets might not be recoverable, the Company, using its best estimates based on reasonable and supportable assumptions and projections, has reviewed for impairment the carrying value of long-lived assets. During fiscal 2002 the Company recorded $1.2 million of charges related to abandoned information technology projects.

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

        Comprehensive income consists of net income and other comprehensive income (income, expenses, gains and losses that bypass the income statement and are reported directly as a separate component of equity). The Company's comprehensive income equals net income plus foreign currency translation adjustments for all periods presented. Such components of comprehensive income are shown in the Consolidated Statements of Shareholders' Equity.

New accounting pronouncements

        In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and

Other Intangible Assets." SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will rather be tested at least annually for impairment. The Company will adopt SFAS No. 142 at the beginning of fiscal 2003 and does not expect the adoption to have a significant impact on its financial statements.

        In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 will become effective for the Company at the beginning of fiscal 2003. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and the accounting and reporting provisions relating to the disposal of a segment of a business of Accounting Principals Board No. 30. The Company does not expect that the adoption of SFAS No. 144 will have a significant impact on its financial statements.

        In June 2002, the FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities", which addresses accounting for restructuring and similar costs. SFAS 146 supersedes previous accounting guidance, principally Emerging Issues Task Force Issue No. 94-3. The Company will adopt the provisions of SFAS 146 for any restructuring activities initiated after December 31, 2002. SFAS 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost was recognized at the date of the company's commitment to an exit plan. SFAS 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS 146 may effect the timing of recognizing any future restructuring costs as well as the amounts recognized.

2.    Inventories

        The Company's inventories consist of:

	As of June 30,
	2002	2001
	(Dollars in thousands)
Raw materials	$3,758	$6,469
Merchandise available for sale	19,599	21,304

Inventories	$23,357	$27,773

3.    Credit Facilities

        The Company has an unsecured commercial line of credit agreement with a bank, which provides for borrowings and issuance of letters of credit of up to $10.0 million and expires on December 1, 2003. The outstanding balance bears interest at either the bank's reference rate (which was 4.75% and 6.75%, as of June 30, 2002 and 2001, respectively) or the LIBOR rate plus 1.75 percentage points. As of June 30, 2002 and 2001, there was $2.3 million and $5.3 million, respectively, outstanding in letters of credit.

        This credit facility requires the Company to comply with certain financial covenants, including a minimum tangible net worth and certain restrictions on making loans and investments. In addition, under the line of credit, cash dividends can not be paid without the prior consent of the lending institution.

4.    Operating Leases

        The Company has operating leases for its retail store locations, corporate headquarters, distribution center and certain office equipment. Store leases typically provide for payment by the Company of certain operating expenses, real estate taxes and additional rent based on a percentage of net sales if a specified net sales target is exceeded. In addition, certain leases have escalation clauses and provide for terms of renewal and/or early termination based on the net sales volumes achieved.

        Rent expense for the fiscal years ended June 30, 2002, 2001 and 2000 was $40.2 million, $34.5 million and $26.1 million, respectively. Rent expense includes percentage rent and other lease-required expenses for the years ended 2002, 2001 and 2000 of $12.7 million, $11.3 million, and $9.1 million, respectively.

        Future minimum lease payments under operating leases at June 30, 2002 are as follows:

Fiscal year ending June 30 (Dollars in thousands),
2003	$28,178
2004	27,874
2005	26,606
2006	24,580
2007	23,299
Thereafter	80,349

Total minimum lease payments	$210,886

5.    Income Taxes

        Significant components of the provision for income taxes are as follows:

	Fiscal Year Ended June 30,
	2002	2001	2000
	(Dollars in thousands)
Current:
Federal	$13,639	$13,538	$16,398
State	3,869	3,894	4,449
Foreign	208	198	108

	17,716	17,630	20,955

Deferred
Federal	(1,278)	(92)	(1,233)
State	(328)	(80)	(267)
Foreign	28	(43)	(1)

	(1,578)	(215)	(1,501)

Provision	$16,138	$17,415	$19,454

        A reconciliation of the federal statutory tax rate with the Company's effective income tax rate is as follows:

	Fiscal Year Ended June 30,
	2002	2001	2000
Federal statutory rate	35.0%	35.0%	35.0%
State rate, net of federal benefit	5.4	5.5	5.6
Tax-exempt interest	(1.5)	(2.2)	(1.6)
Other	(1.0)	0.2	0.8

Effective tax rate	37.9%	38.5%	39.8%

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax reporting purposes.

        Significant components of the Company's deferred tax assets (liabilities) are as follows:

	As of June 30,
	2002	2001
	(Dollars in thousands)
Current:
Gift certificates/store credits	$892	$714
Inventory reserve	745	1,068
Accrued vacation	273	228
Uniform capitalization	(135)	(182)
Other	614	666

Total current	2,389	2,494

Noncurrent:
Basis difference in fixed assets	2,575	1,364
Deferred rent	1,674	1,147
Net operating loss	0	288
Other	314	264

Total noncurrent	4,563	3,063
Valuation allowance	0	(183)

Net deferred tax assets	$6,952	$5,374

        A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. The Company had established a valuation allowance for 100% of the net deferred tax asset related to the United Kingdom operations at June 30, 2001 due to the uncertainty of realizing future tax benefits from its foreign net operating loss carryforward (NOL) and other deferred tax assets.

        During the year ended June 30, 2002, the Company ceased doing business in the United Kingdom and does not anticipate filing income tax returns in the United Kingdom for periods beyond June 30, 2002.

6.    Equipment and Leasehold Improvements

        Equipment and leasehold improvements consist of the following:

	As of June 30,
	2002	2001
	(Dollars in thousands)
Leasehold improvements	$44,006	$27,936
Furniture, fixtures, equipment and vehicles	15,538	11,808
Computer hardware and software	16,454	13,995
Assets under capital lease	329	329
Construction in progress	4,611	6,189

Total	80,938	60,257
Less: accumulated depreciation and amortization	(30,365)	(21,058)

Equipment and leasehold improvements, net	$50,573	$39,199

7.    Employee Benefit Plan

        Employees are eligible to participate in the Company's 401(k) plan if they have been employed by the Company for one year, have reached age 21, and work at least 1,000 hours annually. Generally, employees can defer up to 15% of their gross wages up to the maximum limit allowable under the Internal Revenue Code. The employer can make a discretionary matching contribution for the employee. Employer contributions to the plan for the years ended June 30, 2002, 2001 and 2000 were $131,543, $126,339, and $68,120, respectively.

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

Common Stock Plans

        Options granted under the 1997 Stock Plan (the "Stock Plan") have a ten-year term and may be incentive stock options, non-qualified stock options, stock purchase rights or stock awards. As of June 30, 2002, the Company has reserved 4,330,000 shares of common stock for issuance under the Stock Plan.

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

Stock Purchase Plan

        The 1998 Employee Stock Purchase Plan (the "Plan") has a total of 750,000 shares of common stock reserved for issuance under the Plan. The Plan allows eligible employees to purchase our common stock in an amount, which may not exceed 10% of the employee's compensation. The Plan is implemented in sequential 24-month offerings. Each offering is generally comprised of eight, three-month purchase periods, with shares purchased on the last day of each purchase period (a "Purchase Date"). The price at which stock may be purchased is equal to 85% of the lower of fair market value of our common stock on the first and last day of the offering period or the Purchase Date. Under the Purchase plan in the years ended June 30, 2002, 2001 and 2000 there were 16,908, 29,109 and 36,965 shares issued, respectively.

        The following summarizes stock option activity:

	Shares Outstanding	Weighted Average Exercise Price Per Share
	(Amounts in thousands)
Balance June 30, 1999	1,685	$7.92
Granted	749	20.04
Exercised	(165)	3.67
Canceled	(589)	18.23

Balance June 30, 2000	1,680	10.24
Granted	1,230	13.90
Exercised	(568)	4.71
Canceled	(352)	15.52

Balance June 30, 2001	1,990	12.75
Granted	779	25.16
Exercised	(407)	9.92
Canceled	(760)	18.19

Balance June 30, 2002	1,602	$17.02

        As of June 30, 2002 there were 1,124,667 shares available for future grant.

        The following table summarizes information about stock options outstanding at June 30, 2002:

	Options Outstanding			Options Vested
Exercise Prices	Number	Weighted Average Remaining Life	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
	(In thousands)	(in years)		(In thousands)
$1.77	321	4.99	$1.77	321	$1.77
$5.65 to $13.25	286	7.80	9.85	73	10.06
$13.63 to $22.04	357	9.04	18.20	39	15.26
$22.25 to $26.20	269	9.54	23.36	10	24.14
$27.45 to $30.64	349	8.33	29.97	129	29.94
$31.29 to $35.05	20	7.30	33.11	11	32.50

	1,602	7.91	$17.02	583	$10.92

        Had compensation expense for the Stock Plan been determined based on the fair value at the grant dates for awards under the Stock Plan, consistent with the method of SFAS No. 123, the

Company's net earnings, basic EPS and diluted EPS would have been reduced to the pro forma amounts indicated below:

		Fiscal Year Ended June 30,
		2002	2001	2000
		(Dollars in thousands, except per share amounts)
Net income	As reported	$26,484	$27,807	$29,405
	Proforma	$23,699	$25,530	$27,798
Basic EPS	As reported	$1.04	$1.12	$1.20
	Proforma	$0.93	$1.03	$1.14
Diluted EPS	As reported	$1.02	$1.08	$1.17
	Proforma	$0.91	$0.99	$1.10

        The weighted average fair value of options granted during the fiscal year ended June 30, 2002, 2001, and 2000 was $11.80, $6.26 and $12.38, respectively. The fair value of each option grant was estimated on the date of the grant using the minimum value method with the following weighted-average assumptions:

	Fiscal Year Ended June 30,
	2002	2001	2000
Expected dividend rate	0.00%	0.00%	0.00%
Volatility	63.50%	97.74%	82.63%
Risk-free interest rate	5.52%	5.75%	5.90%
Expected lives (years)	5.32	5.67	5.94

9.    Litigation

        From time to time, the Company may be involved in litigation relating to claims arising out of its operations. As of the date of this filing, the Company is not engaged in any legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on the Company's business, financial condition or results of operations.

10.    Earnings Per Share

        The Company's granting of stock options may result in dilution of basic EPS. The following table summarizes the difference between basic weighted average shares outstanding and diluted weighted average shares outstanding used to compute diluted EPS. The number of incremental shares from the assumed issuance of stock options is calculated applying the treasury stock method.

	Fiscal Year Ended June 30,
	2002	2001	2000
	(in thousands)
Basic weighted average number of shares outstanding	25,404	24,792	24,481
Incremental shares from assumed issuance of stock options	560	905	745

Diluted weighted average number of shares outstanding	25,964	25,697	25,226

        Excluded from the computation of the number of diluted weighted average shares outstanding were antidilutive options of 1,183,930, 289,218 and 935,626 for fiscal 2002, 2001 and 2000, respectively.

11.    Quarterly Financial Information (Unaudited)

        The quarterly financial information presented below reflects all adjustments which, in the opinion of the Company's management, are of a normal and recurring nature necessary to present fairly the results of operations for the periods presented.

	2002 Quarter Ended
	Sept. 30	Dec. 31	March 31	June 30
	(in thousands, except per share amounts)
Net sales	$73,645	$98,707	$70,611	$73,461
Gross profit	34,270	47,018	28,981	32,107
Selling, general and administrative expenses	24,618	27,697	23,408	26,105
Income from operations	9,652	19,321	5,573	6,002
Earnings before income taxes	10,306	19,838	6,041	6,437
Net earnings	6,487	12,259	3,774	3,964
Basic earnings per share	$0.26	$0.48	$0.15	$0.16
Diluted earnings per share	$0.25	$0.47	$0.15	$0.15

	2001 Quarter Ended
	Sept. 30	Dec. 31	March 31	June 30
Net sales	$61,958	$92,994	$66,187	$69,697
Gross profit	29,660	46,196	29,812	33,964
Selling, general and administrative expenses	21,039	27,617	23,783	25,378
Income from operations	8,621	18,580	6,029	8,585
Earnings before income taxes	9,435	19,436	6,957	9,394
Net earnings	5,837	11,876	4,296	5,798
Basic earnings per share	$0.24	$0.48	$0.17	$0.23
Diluted earnings per share	$0.23	$0.47	$0.17	$0.22

        During the fourth quarter ended June 30, 2002, the Company recorded $1.2 million of charges related to abandoned information technology projects.

SCHEDULES

bebe stores, inc.

VALUATION AND QUALIFYING ACCOUNTS

(Dollars in thousands)

Column A	Column B	Column C	Column D	Column E
Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deduction	Balance at end of Period
Year Ended June 30, 2000
Allowance for doubtful accounts receivable	$108	$186	$(130)	$164
Reserve for store closures	566	624	(488)	702

	$674	$810	$(618)	$866

Year Ended June 30, 2001
Allowance for doubtful accounts receivable	$164	$349	$(97)	$416
Reserve for store closures	702	245	(724)	223

	$866	$594	$(821)	$639

Year Ended June 30, 2002
Allowance for doubtful accounts receivable	$416	$235	$(461)	$190
Reserve for store closures	223	—	(223)	—

	$639	$235	$(684)	$190

S-1

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION OF DOCUMENT
3.1*	Amended and Restated Articles of Incorporation of Registrant.
3.2*	Bylaws of Registrant.
4.1*	Specimen certificate representing the Common Stock (in standard printer form, not provided).
10.1*	1997 Stock Plan.
10.2*	1998 Stock Purchase Plan.
10.3*	Form of Indemnification Agreement.
10.6**
Standard Industrial/Commercial-Tenant Lease-Net dated November 30, 1998 between Registrant and Far Western Land and Investment Company, Inc., (lease for additional building to house administrative departments in Brisbane, California).
10.7**
Retail Store License Agreement between Registrant and Sakal Duty Free LTD., a duly registered Israeli private company, and Sakal Sports LTD., a duly registered Israeli private company, effective as of November 1, 1998.
10.8***	Form of Retail Store License Agreement between Registrant and [company].
10.9****	Amendment No. 1 to Lease Agreement (amendment to Standard Industrial/Commercial-Tenant Lease-Net dated November 30, 1998 between Registrant and Far Western Land and Investment Company, Inc.)
21.1	Subsidiaries of Registrant.
23.1	Independent Auditors' Consent and Report on Schedules.
24.1	Power of Attorney (see signature page).
99.1	Certification of Chief Executive Officer.
99.2	Certification of Chief Financial Officer.

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
  Selected Financial and Operating Data
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
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
PART IV
  ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
SIGNATURES
POWER OF ATTORNEY
CERTIFICATIONS
bebe stores, inc. INDEX TO CONSOLIDATED FINANCIAL STATEMENTS YEARS ENDED JUNE 30, 2002, JUNE 30, 2001 AND JUNE 30, 2000
INDEPENDENT AUDITORS' REPORT
bebe stores, inc. CONSOLIDATED BALANCE SHEETS (Dollars in thousands, except share data)
bebe stores, inc. CONSOLIDATED STATEMENTS OF INCOME (Dollars in thousands, except per share amounts)
bebe stores, inc. CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Amounts in thousands)
bebe stores, inc. CONSOLIDATED STATEMENTS OF CASH FLOWS (Dollars in thousands)
bebe stores, inc. VALUATION AND QUALIFYING ACCOUNTS (Dollars in thousands)
INDEX TO EXHIBITS