Form 10-Q
period 2002-09-30
BEBE STORES INC
filed 2002-11-15
CIK 1059272

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

COMMON STOCK, PAR VALUE OF $0.001 PER SHARE, 25,634,714 SHARES
OUTSTANDING AS OF OCTOBER 30, 2002

bebe stores, inc.

PART I.     FINANCIAL INFORMATION

ITEM 1.     Condensed Consolidated Financial Statements

bebe stores, inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)

(unaudited)

	SEPTEMBER 30, 2002	JUNE 30, 2002	SEPTEMBER 30, 2001
Assets:
Current assets:
Cash and cash equivalents	$121,166	$123,431	$98,404
Marketable securities	6,228	—	—
Receivables (net of allowance of $223, $190 and $502)	2,785	2,249	2,670
Inventories	29,359	23,357	33,505
Prepaid and other	7,854	7,238	5,024
Total current assets	167,392	156,275	139,603
Equipment and leasehold improvements, net	54,002	50,573	42,291
Other assets	6,292	6,317	4,746
Total assets	$227,686	$213,165	$186,640

Liabilities and Shareholders’ Equity:
Current liabilities:
Accounts payable	$17,054	$12,138	$12,714
Accrued liabilities	9,891	10,337	10,431
Income taxes payable	3,046	62	2,122
Total current liabilities	29,991	22,537	25,267
Deferred rent	11,937	10,087	5,480
Total liabilities	41,928	32,624	30,747

Commitments and contingencies
Shareholders’ equity:
Preferred stock-authorized 1,000,000 shares at $0.001 par value per share; no shares issued and outstanding	—	—	—
Common stock-authorized 40,000,000 shares at $0.001 par value per share; issued and outstanding 25,625,819, 25,612,056 and 25,323,723 shares	26	26	25
Additional paid-in capital	38,793	38,624	34,184
Accumulated other comprehensive loss and other	(84)	(37)	(247)
Retained earnings	147,023	141,928	121,931
Total shareholders’ equity	185,758	180,541	155,893
Total liabilities and shareholders’ equity	$227,686	$213,165	$186,640

See accompanying notes to condensed consolidated financial statements.

bebe stores, inc.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Amounts in thousands)

(Unaudited)

	Three Months Ended September 30,
	2002	2001
Net sales	$73,842	$73,645
Cost of sales, including buying and occupancy	40,150	39,375
Gross profit	33,692	34,270
Selling, general and administrative expenses	26,026	24,618
Income from operations	7,666	9,652
Interest income, expense and other	(483)	(654)
Earnings before income taxes	8,149	10,306
Provision for income taxes	3,054	3,819
Net earnings	$5,095	$6,487
Basic earnings per share	$0.20	$0.26
Diluted earnings per share	$0.20	$0.25
Basic weighted average shares outstanding	25,621	25,257
Diluted weighted average shares outstanding	25,887	26,088

See accompanying notes to condensed consolidated financial statements.

bebe stores, inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Three Months Ended September 30,
	2002	2001
Cash flows from operating activities
Net earnings	$5,095	$6,487
Adjustments to reconcile net earnings to cash provided by operating activities:
Depreciation and amortization	2,843	2,298
Tax benefit from stock options exercised	34	910
Net loss on disposal of property	5	343
Store closing reserve	—	(293)
Deferred rent	1,851	1,524
Changes in operating assets and liabilities:
Receivables	(75)	155
Inventories	(6,013)	(5,741)
Other assets	(37)	(86)
Prepaid expenses	(619)	4,664
Accounts payable	4,916	1,836
Accrued liabilities	(438)	(1,685)
Income taxes payable	2,976	1,955
Net cash provided by operating activities	10,538	12,367

Cash flows used in investing activities
Purchase of equipment and leasehold improvements	(6,663)	(6,138)
Proceeds from sales of equipment	6	—
Purchase of marketable securities, net	(6,228)	—
Net cash used in investing activities	(12,885)	(6,138)

Cash flows from financing activities
Repayments on capital leases	(19)	(33)
Net proceeds from issuance of common stock	134	1,256
Net cash provided by financing activities	115	1,223

Effect of exchange rate changes on cash	(33)	(48)
Net increase (decrease) in cash and cash equivalents	(2,265)	7,404
Cash and cash equivalents:
Beginning of period	123,431	91,000
End of period	$121,166	$98,404

See accompanying notes to condensed consolidated financial statements.

bebe stores, inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

INTERIM FINANCIAL STATEMENTS

The accompanying condensed consolidated balance sheets of bebe stores, inc. as of September 30, 2002, June 30, 2002 and September 30, 2001, the condensed consolidated statements of earnings for the three months ended September 30, 2002 and 2001 and the condensed consolidated statements of cash flows for the three months ended September 30, 2002 and 2001 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X without audit. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position at the balance sheet dates and the results of earnings for three months then ended have been included. The condensed consolidated balance sheet at June 30, 2002, presented herein, was derived from the audited balance sheet included in the Form 10-K for the fiscal year ended June 30, 2002.

Our business is affected by the pattern of seasonality common to most retail apparel businesses. The results for the current and prior periods are not necessarily indicative of future financial results.

Certain notes and other information have been condensed or omitted from the interim condensed consolidated financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these condensed consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended June 30, 2002.

MARKETABLE SECURITIES

The Company’s marketable securities are classified as “available for sale”. Fluctuations in fair value are included in accumulated other comprehensive income (loss) on the accompanying consolidated balance sheets. Marketable securities are comprised primarily of tax-exempt municipal bonds.

EARNINGS PER SHARE

Basic earnings per share is computed as net earnings divided by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur from common shares issuable through stock options, warrants and other convertible securities.

The following is a reconciliation of the number of shares used in the basic and diluted earnings per share computations:

	Three Months Ended September 30,
	2002	2001
	(In thousands)
Basic weighted average number of shares outstanding	25,621	25,257
Incremental shares from the assumed issuance of stock options	266	831
Diluted weighted average number of shares outstanding	25,887	26,088

The number of incremental shares from the assumed issuance of stock options is calculated applying the treasury stock method.

Excluded from the computation of the number of diluted weighted average shares outstanding were antidilutive options of 387,000 and 296,550 for the three months ended September 30, 2002 and 2001, respectively.

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will rather be tested at least annually for impairment. The Company adopted SFAS No. 142 on July 1, 2002. The adoption did not have a significant impact on the financial statements.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of” and the accounting and reporting provisions relating to the disposal of a segment of a business of Accounting Principals Board No. 30.  The Company adopted SFAS No. 144 on July 1, 2002. The adoption did not have a significant impact on the financial statements.

In June 2002, the FASB issued SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities”, which addresses accounting for restructuring and similar costs.  SFAS 146 supersedes previous accounting guidance, principally Emerging Issues Task Force Issue No. 94-3.  The Company will adopt the provisions of SFAS 146 for any restructuring activities initiated after December 31, 2002.  SFAS 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred.  Under Issue 94-3, a liability for an exit cost was recognized at the date of the company’s commitment to an exit plan.  SFAS 146 also establishes that the liability should initially be measured and recorded at fair value.  Accordingly, SFAS 146 may effect the timing of recognizing any future restructuring costs as well as the amounts recognized.

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

OVERVIEW

We design, develop and produce a distinctive line of contemporary women’s apparel and accessories.  We market our products under the bebe and bbsp (future bebe sport) brand names through our 171 specialty retail stores located in 30 states, the District of Columbia, Canada, 12 licensed stores in Greece, Israel, United Arab Emirates and Singapore, and an on-line store at www.bebe.com. While we attract a broad audience, our target customers are 18- to 35-year-old women who seek current fashion trends interpreted to suit their lifestyle needs. The “bebe look,” with an unmistakable hint of sensuality, appeals to a hip, sophisticated, body-conscious woman who takes pride in her appearance. The bebe customer is a discriminating consumer who demands value in the form of quality at a competitive price. Our broad product offering includes tops, pants, skirts, dresses, suits, logo, casual sportswear, activewear, outerwear, handbags, fragrances and other accessories. We design and develop the majority of our merchandise in-house. The merchandise is then manufactured to our specifications. The remainder of our merchandise is selected directly from third party manufacturers’ lines.

Founded by Manny Mashouf, our current Chairman of the Board and Chief Executive Officer, we opened our first store in San Francisco, California in 1976.  In the last five years, we significantly strengthened our employee base and have implemented several strategic initiatives that have contributed to our overall growth. These strategic initiatives address all aspects of our operations and in particular the merchandising, planning, production, design and distribution functions. Our merchandising initiatives focus primarily on expanding our product line to include lifestyle dressing at a competitive price that easily adapts from day to evening.  In addition, to offering day to eveningwear, we offer a casual assortment of denim, logo and bebe sport.  The logo product line highlights the bebe logo on a variety of casual silhouettes, enhancing brand awareness and providing younger, “aspirational” customers an entry to the bebe product line at lower price points.  The bebe sport product line is active inspired sportswear featuring cotton knits, fleece, casual active bottoms, sweaters, outerwear and accessories that are easy, sexy and modern. The strategic initiatives that relate to the planning, production, design and distribution functions focus primarily on implementing more sophisticated processes.  Also, these initiatives involve a more disciplined approach to our business operations.

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

CRITICAL ACCOUNTING POLICIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations are based upon our consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America.

The preparation of these financial statements requires the appropriate application of certain accounting policies, many of which require us to make estimates and assumptions about future events and their impact on amounts reported in our financial statements and related notes. Since future events and their impact cannot be determined with certainty, the actual results will inevitably differ from our estimates. Such differences could be material to the financial statements. We believe our application of accounting policies, and the estimates inherently required therein, are reasonable. These accounting policies and estimates are constantly reevaluated, and adjustments are made when facts and circumstances dictate a change. Our accounting policies are more fully described in Note 1 to the financial statements in our annual report on Form 10-K for the year ended June 30, 2002.

We have identified certain critical accounting policies, which are described below.

Inventories. Our inventories are stated at the lower of weighted average cost or market. In order to assess that inventory is recorded properly at the lower of cost or market, we make certain assumptions based on historical experience and current information. These assumptions can have a significant impact on current and future operating results and financial position.

Long-lived assets. We review long-lived assets for impairment whenever events or changes in circumstances, such as store closures, indicate that the carrying value of an asset may not be recoverable. At the time a decision is made to close a store, we record an impairment charge, if appropriate, or accelerate depreciation over the revised useful life. We believe at this time that the long-lived assets’ carrying values and useful lives continue to be appropriate.

RESULTS OF OPERATIONS

The following table sets forth certain financial data as a percentage of net sales for the periods indicated:

	Three Months Ended September 30,
	2002	2001
Statements of Operations Data:

Net Sales	100.0%	100.0%
Cost of sales, including buying and occupancy (1)	54.4	53.5

Gross profit	45.6	46.5
Selling, general and administrative expenses (2)	35.2	33.4

Income from operations	10.4	13.1
Interest and other expense (income), net	(0.6)	(0.9)

Earnings before income taxes	11.0	14.0
Provision for income taxes	4.1	5.2

Net earnings	6.9%	8.8%

(1)                                  Cost of sales includes the cost of merchandise, buying costs and occupancy costs.

(2)                                  Selling, general and administrative expenses primarily consist of non-occupancy store costs, corporate overhead and advertising costs.

We operated 171 stores at September 30, 2002 compared to 149 stores at September 30, 2001. We opened 6 new stores in the first three months of fiscal 2003 and expect to open approximately 25 stores during fiscal 2003. In addition to our traditional brick-and-mortar stores, we also operate an on-line store, which can be found at www.bebe.com.

Net Sales. Net sales increased to $73.8 million during the three months ended September 30, 2002 from $73.6 million in the same period of the prior year, an increase of $0.2 million, or 0.3%. Net sales for the quarter included $62.1 million from stores open more than one year. During the quarter comparable store sales decreased 10.3% versus the prior year. Management believes the decrease in comparable store sales was attributed to missed opportunities in key product categories and a product assortment heavily skewed toward the casual lifestyle, which resulted in lower average selling prices. The remaining sales of $11.7 million, were generated by stores not included in the comparable store sales base, on-line sales, wholesale sales to international licensees, and royalty revenue from product licensees.

Gross Profit. Gross profit decreased to $33.7 million during the three months ended September 30, 2002 from $34.3 million for the same three-month period of the prior year, a decrease of $0.6 million, or 1.7%.As a percentage of net sales, gross profit decreased to 45.6% for the three-month period ended September 30, 2002 from 46.5% in the same three-month period of the prior year. The decrease in gross profit as a percentage of net sales was the result of negative occupancy leverage offset partially by higher net merchandise margins.

Selling, General and Administrative Expenses. Selling, general and administrative expenses, which primarily consist of non-occupancy store costs, corporate overhead and advertising costs, increased to $26.0 million during the three months ended September 30, 2002 from $24.6 million in the same period of the prior year, an increase of $1.4 million, or 5.7%. As a percentage of net sales, these expenses increased to 35.2% during the three-month period from 33.4% in the same period of the prior year. This increase as a percentage of net sales was largely the result of higher professional fees, advertising fees and depreciation expenses offset by lower compensation expenses. Higher professional fees were a result of the corporate legal entity restructuring and an increase in legal fees. Higher advertising fees were a result of an increase in national outdoor advertising and Miss America sponsorship expenses. Depreciation expenses were a result of new stores, the relocation of our distribution center and consolidation of our administrative offices.

Interest and Other Expense (Income), Net. We generated approximately $0.5 million of interest and other income (net of other expenses) during the three months ended September 30, 2002 as compared to approximately $0.7 million in the same three-month period of the prior year. The decrease in interest and other income is a result of lower interest rates offset by higher average cash balances.

Provision for Income Taxes. The effective tax rate for the three months ended September 30, 2002, was approximately 37.5% as compared to 37.1% in the prior year.

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

LIQUIDITY AND CAPITAL RESOURCES

Our working capital requirements vary widely throughout the year and generally peak in the first and second fiscal quarters. At September 30, 2002, we had approximately $127.4 million of cash, cash equivalents and marketable securities on hand. In addition, we had a revolving line of credit, under which we could borrow or issue letters of credit up to a combined total of $10.0 million. As of September 30, 2002, there were no borrowings under the line of credit and letters of credit outstanding totaled $4.7 million.

Net cash provided by operating activities for the three months ended September 30, 2002 was $10.5 million. Cash provided by operating activities for the period was primarily generated by earnings adjusted for depreciation, deferred rent and a decrease in working capital.

Net cash used by investing activities for the three-month period ended September 30, 2002 was $12.9 million primarily due to the opening of new stores, investments in management information systems, and the increase in marketable securities.  We opened 6 new stores in the first three months of fiscal 2003 and expect to open approximately 25 stores during fiscal 2003.

We estimate that total capital expenditures will be approximately $20.0 million to $25.0 million in fiscal 2003.

Net cash provided by financing activities was $0.1 million for the three months ended September 30, 2002 and was primarily derived from proceeds from stock option exercises.

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

5.    If we are not able to effectively manage our growth, our profitability may be negatively impacted. Our continued growth depends, to a significant degree, on our ability to identify sites and open and operate new stores on a profitable basis. We expect to open approximately 25 stores in fiscal 2003. Our plan to expand successfully depends on a number of factors, including but not limited to, the following:

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

Our success depends also on our ability to attract and retain experienced employees and our ability to utilize all of our employees’ strengths. There is substantial competition for experienced personnel, which we expect to continue. We compete for experienced personnel with companies who have greater financial resources than we do. In the past, we have experienced significant turnover of our executive management team and retail store personnel. If we fail to attract, motivate and retain qualified personnel, or capitalize on such persons’ expertise, it could harm our business and results of operations.

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

9.    We depend on third party apparel manufacturers, and our sales may be negatively affected if the manufacturers do not perform acceptably. We develop a portion of our merchandise in conjunction with third party apparel manufacturers. In some cases, we select merchandise directly from these manufacturers’ lines. We do not have long-term contracts with any third party apparel manufacturers and purchase all of the merchandise from such manufacturers by purchase order. Furthermore, we have received in the past, and may receive in the future, shipments of products from manufacturers that fail to conform to our quality control standards. In such event, unless we are able to obtain replacement products in a timely manner, we may lose sales. We cannot assure you that third party manufacturers (1) will not supply similar products to our competitors, (2) will not stop supplying products to us completely or (3) will supply products that satisfy our quality control standards.

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

12.   If we are not able to successfully develop product lines or new store concepts or acquire businesses that extend our product lines, our ability to expand our revenue base may be impaired. From time to time, we may introduce new categories of products or new store concepts or acquire businesses. For example, we have tested a new concept store format, bbsp, soon to be renamed bebe sport, in which our product offering is limited to active inspired sportswear branded with the “bebe” and “bbsp (future bebe sport)” logo. If this limited product offering is not successful or if the bbsp (future bebe sport) brand name does not achieve the same recognition as the bebe brand name, our ability to expand into additional markets with this concept store may be impaired.

13.   If we are not able to successfully protect our existing copyrights and trademarks, our ability to capitalize on the value of our brand name may be impaired. We have to ensure our licensees are using the intellectual property correctly or the goodwill associated with these trademarks will be diluted which will have an impact on our business. Currently, we are protecting our trademarks in litigation, which resulted in us posting a $3.0 million bond.

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

RISKS RELATING TO OUR COMMON STOCK:

1.  Our stock price may fluctuate because of the small number of shares that can be publicly traded and the low average daily trading volumes. The vast majority of our outstanding shares of our common stock are not registered and are subject to trading restrictions. As of September 30, 2002, only 4,853,588 shares of our common stock were available to be publicly traded, and as a result, our average daily trading volumes are relatively low, and our stock price is vulnerable to market swings due to large purchases, sales and short sales of our common stock.

2.  Because a principal shareholder controls the company, other shareholders may not be able to influence the direction the company takes. As of September 30, 2002, Manny Mashouf, the Chairman and Chief Executive Officer, beneficially owned approximately 81.1% the outstanding shares of our common stock. As a result, he alone can control the election of directors and the outcome of all issues submitted to the shareholders. This may make it more difficult for a third party to acquire shares, may discourage acquisition bids, and could limit the price that certain investors might be willing to pay for shares of common stock. This concentration of stock ownership may have the effect of delaying, deferring or preventing a change in control of our company.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks, which include changes in U.S. interest rates and, to a lesser extent, foreign exchange rates. We do not engage in financial transactions for trading or speculative purposes.

Interest Rate Risk

We currently maintain a portfolio of fixed and variable investments consisting of cash equivalents and short term marketable securities, which are affected by changes in market interest rates.  According to our investment policy, we may invest in taxable and tax exempt instruments.  In addition, the policy establishes limits on credit quality, maturity, issuer and type of instrument.  Marketable securities are classified as “available for sale”.  Fluctuations in fair value are included in accumulated other comprehensive income (loss) on the accompanying consolidated balance sheets.  Marketable securities are comprised of tax-exempt municipal bonds.  We do not use derivative financial instruments in our investment portfolio.

All highly liquid investments with a maturity of three months or less at the date of purchase are considered to be cash equivalents.  The remaining investments are considered short-term marketable securities if maturities range between four and twelve months or long term marketable securities if maturities range between thirteen and twenty four months.

The following table lists our cash equivalents and short-term marketable securities at September 30, 2002:

	2002	Fair Value
	(Dollars in thousands)
Cash equivalents	$118,401	$118,401
Weighted average interest rate	2.38%
Short term marketable securities	6,228	6,228
Weighted average interest rate	2.70%
Total	$124,629	$124,629

The interest payable on our bank line of credit is based on variable interest rates and therefore affected by changes in market interest rates. If interest rates rose .475 basis points (a 10% change from the bank’s reference rate as of September 30, 2002), our results from operations and cash flows would not be materially affected.

Foreign Currency Risks

We enter into a significant amount of purchase obligations outside of the U.S. which are settled in U.S. Dollars and, therefore, have only minimal exposure to foreign currency exchange risks. We also operate a subsidiary with a base currency other than the U.S. Dollar. This subsidiary represented less than two percent of total revenues for the quarter ended September 30, 2002 and, therefore, presents only minimal exposure to foreign currency exchange risks. We do not hedge against foreign currency risks and believe that foreign currency exchange risk is immaterial.

ITEM 4.  CONTROLS AND PROCEDURES

(a)           Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), within 90 days prior to the filing date of this report. Based on their evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective.

(b)           There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in paragraph (a) above.

PART II  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5.  OTHER INFORMATION

Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.  The following is a list of exhibits filed as part of this Report on Form 10-Q.

Exhibit Number	Description

99.1	Certification of Chief Executive Officer
99.2	Certification of Chief Financial Officer

(b) Reports on Form 8-K.  None.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated November 14, 2002

bebe stores, inc.

/s/ John Kyees

John Kyees, Chief Financial Officer and Chief Administrative Officer

CERTIFICATIONS

I, Manny Mashouf, certify that:

1.             I have reviewed this quarterly report on Form 10-Q of bebe stores, inc. (the “Registrant”);

2.             Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3.             Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4.             I:

(A) am responsible for establishing and maintaining the Registrant’s disclosure controls and procedures;

(B) have designed such disclosure controls and procedures to ensure that material relating to the Registrant and its consolidated subsidiaries is made known to me by others within those entities for the period in which this quarterly report was prepared;

(C) have evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing of this quarterly report (the “Evaluation Date”); and

(D) have presented in this quarterly report my conclusions about the effectiveness of the Registrant’s disclosure controls and procedures based upon my evaluation as of the Evaluation Date.

5.             I have disclosed to the Registrant’s auditors and the audit committee of the Registrant’s board of directors the following:

(A) all significant deficiencies in the design or operation of disclosure controls and procedures which could adversely affect the Registrant’s ability to record, process, summarize and report financial data and have identified for the Registrant’s auditors any material weaknesses in disclosure controls and procedures; and

(B) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s disclosure controls and procedures.

6.             I have indicated in this quarterly report whether or not there were significant changes in disclosure controls and procedures or in other factors that could significantly affect the disclosure controls and procedures subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002	/s/ Manny Mashouf
Manny Mashouf
Chief Executive Officer

I, John Kyees, certify that:

1. I have reviewed this quarterly report on Form 10-Q of bebe stores, inc. (the “Registrant”);

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4.             I:

(A) am responsible for establishing and maintaining the Registrant’s disclosure controls and procedures;

(B) have designed such disclosure controls and procedures to ensure that material relating to the Registrant and its consolidated subsidiaries is made known to me by others within those entities for the period in which this quarterly report was prepared;

(C) have evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing of this quarterly report (the “Evaluation Date”); and

(D) have presented in this quarterly report my conclusions about the effectiveness of the Registrant’s disclosure controls and procedures based upon my evaluation as of the Evaluation Date.

5.             I have disclosed to the Registrant’s auditors and the audit committee of the Registrant’s board of directors the following:

(A) all significant deficiencies in the design or operation of disclosure controls and procedures which could adversely affect the Registrant’s ability to record, process, summarize and report financial data and have identified for the Registrant’s auditors any material weaknesses in disclosure controls and procedures; and

(B) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s disclosure controls and procedures.

6.             I have indicated in this quarterly report whether or not there were significant changes in disclosure controls and procedures or in other factors that could significantly affect the disclosure controls and procedures subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002	/s/ John Kyees
John Kyees
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
99.1	Certification of Chief Executive Officer
99.2	Certification of Chief Financial Officer