Form 10-Q
period 2002-12-31
BEBE STORES INC
filed 2003-02-14
CIK 1059272

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2002

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

COMMON STOCK, PAR VALUE OF $0.001 PER SHARE, 25,646,862 SHARES
OUTSTANDING AS OF JANUARY 31, 2003

bebe stores, inc.

PART I.     FINANCIAL INFORMATION

ITEM 1.     Condensed Consolidated Financial Statements

bebe stores, inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share data)
(unaudited)

	DECEMBER 31, 2002	JUNE 30, 2002	DECEMBER 31, 2001

Assets:
Current assets:
Cash and cash equivalents	$142,588	$123,431	$123,762
Short-term marketable securities	5,400	—	—
Receivables (net of allowance of $245, $190 and $532)	1,705	2,249	2,051
Inventories	22,149	23,357	23,318
Prepaid and other	4,733	7,238	4,429
Total current assets	176,575	156,275	153,560
Equipment and leasehold improvements, net	55,186	50,573	48,027
Long-term marketable securities	2,000	—	—
Other assets	9,273	6,317	4,733
Total assets	$243,034	$213,165	$206,320

Liabilities and Shareholders’ Equity:
Current liabilities:
Accounts payable	$12,003	$12,138	$10,433
Accrued liabilities	17,203	10,337	16,045
Income taxes payable	5,128	62	3,051
Total current liabilities	34,334	22,537	29,529
Deferred rent	12,034	10,087	7,921
Total liabilities	46,368	32,624	37,450

Commitments and contingencies
Shareholders’ equity:
Preferred stock-authorized 1,000,000 shares at $0.001 par value per share; no shares issued and outstanding	—	—	—
Common stock-authorized 40,000,000 shares at $0.001 par value per share; issued and outstanding 25,641,945, 25,612,056 and 25,397,320 shares	26	26	25
Additional paid-in capital	38,927	38,624	34,943
Accumulated other comprehensive loss	(101)	(37)	(287)
Retained earnings	157,814	141,928	134,189
Total shareholders’ equity	196,666	180,541	168,870
Total liabilities and shareholders’ equity	$243,034	$213,165	$206,320

See accompanying notes to condensed consolidated financial statements.

bebe stores, inc.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Amounts in thousands)

(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2002	2001	2002	2001
Net sales	$100,823	$98,707	$174,664	$172,352
Cost of sales, including buying and occupancy	52,403	51,689	92,552	91,064
Gross profit	48,420	47,018	82,112	81,288
Selling, general and administrative expenses	31,730	27,697	57,756	52,315
Income from operations	16,690	19,321	24,356	28,973
Interest income, expense and other, net	(562)	(517)	(1,045)	(1,171)
Earnings before income taxes	17,252	19,838	25,401	30,144
Provision for income taxes	6,461	7,579	9,515	11,399
Net earnings	$10,791	$12,259	$15,886	$18,745
Basic earnings per share	$0.42	$0.48	$0.62	$0.74
Diluted earnings per share	$0.42	$0.47	$0.61	$0.72
Basic weighted average shares outstanding	25,638	25,341	25,630	25,299
Diluted weighted average shares outstanding	25,849	25,844	25,869	25,969

See accompanying notes to condensed consolidated financial statements.

bebe stores, inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Six Months Ended December 31,
	2002	2001
Cash flows from operating activities
Net earnings	$15,886	$18,745
Adjustments to reconcile net earnings to cash provided by operating activities:
Depreciation and amortization	5,777	4,688
Tax benefit from stock options exercised	38	1,001
Net loss on disposal of property	3	348
Store closing reserve		(293)
Deferred rent	1,948	3,967
Changes in operating assets and liabilities:
Receivables	(37)	337
Inventories	1,200	4,444
Other assets	(3,065)	(127)
Prepaid expenses	2,503	5,255
Accounts payable	(135)	(444)
Accrued liabilities	6,874	3,948
Income taxes payable	5,057	2,883
Net cash provided by operating activities	36,049	44,752

Cash flows used in investing activities
Purchase of equipment and leasehold improvements	(9,695)	(13,777)
Proceeds from sales of equipment	5	—
Purchase of marketable securities, net	(7,400)	—
Net cash used in investing activities	(17,090)	(13,777)

Cash flows from financing activities
Repayments on capital leases	(29)	(66)
Net proceeds from issuance of common stock	265	1,924
Net cash provided by financing activities	236	1,858

Effect of exchange rate changes on cash	(38)	(71)
Net increase in cash and cash equivalents	19,157	32,762
Cash and cash equivalents:
Beginning of period	123,431	91,000
End of period	$142,588	$123,762

See accompanying notes to condensed consolidated financial statements.

bebe stores, inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

INTERIM FINANCIAL STATEMENTS

The accompanying condensed consolidated balance sheets of bebe stores, inc. (“bebe” or the “Company”) as of December 31, 2002, June 30, 2002 and December 31, 2001, the condensed consolidated statements of earnings for the three months and six months ended December 31, 2002 and 2001 and the condensed consolidated statements of cash flows for the six months ended December 31, 2002 and 2001 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X without audit. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position at the balance sheet dates and the results of earnings for three and six months then ended have been included. The condensed consolidated balance sheet at June 30, 2002, presented herein, was derived from the audited balance sheet included in the Form 10-K for the fiscal year ended June 30, 2002.

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

MARKETABLE SECURITIES

The Company’s marketable securities are classified as “available for sale”. Fluctuations in fair value are included in accumulated other comprehensive loss on the accompanying consolidated balance sheets. Marketable securities are comprised of tax-exempt municipal bonds.

EARNINGS PER SHARE

Basic earnings per share is computed as net earnings divided by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur from common shares issuable through stock options, warrants and other convertible securities.

The following is a reconciliation of the number of shares used in the basic and diluted earnings per share computations:

	Three Months Ended December 31,		Six Months Ended December 31,
	2002	2001	2002	2001
	(In thousands)		(In thousands)
Basic weighted average number of shares outstanding	25,638	25,341	25,630	25,299
Incremental shares from the assumed issuance of stock options	211	503	239	670
Diluted weighted average number of shares outstanding	25,849	25,844	25,869	25,969

The number of incremental shares from the assumed issuance of stock options is calculated by applying the treasury stock method.

Excluded from the computation of the number of diluted weighted average shares outstanding were antidilutive options of 3,123,185 and 1,070,230 for the three months ended December 31, 2002 and 2001, respectively, and 2,649,185 and 939,230 for the six months ended December 31, 2002 and 2001, respectively.

TRADEMARK INFRINGEMENT LAWSUIT

The Company posted a $3.0 million bond during the three months ended December 31, 2002. The bond, representing an escrow amount pending a full trial, was ordered by the Federal District Court in order to grant a preliminary injunction against May Company and it’s “be” brand. The bond is being held in an interest bearing account and is included in other assets on the accompanying balance sheet..

RECENT ACCOUNTING PRONOUNCEMENTS

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

OVERVIEW

We design, develop and produce a distinctive line of contemporary women’s apparel and accessories.  We market our products under the bebe and bebe sport brand names through our 153 bebe retail stores, 5 bebe sport retail stores, and 20 bebe outlet stores located in 30 states, the District of Columbia, Canada, 13 licensed stores in Greece, Israel, United Arab Emirates and Singapore, and an on-line store at www.bebe.com. While we attract a broad audience, our target customers are 18- to 35-year-old women who seek current fashion trends interpreted to suit their lifestyle needs. The “bebe look,” with an unmistakable hint of sensuality, appeals to a hip, sophisticated, body-conscious woman who takes pride in her appearance. The bebe customer is a discriminating consumer who demands value in the form of quality at a competitive price. Our broad product offering includes tops, pants, skirts, dresses, suits, logo, casual sportswear, activewear, outerwear, handbags, fragrances and other accessories. We design and develop the majority of our merchandise in-house. The merchandise is then manufactured to our specifications. The remainder of our merchandise is selected directly from third party manufacturers’ lines.

Founded by Manny Mashouf, our current Chairman of the Board and Chief Executive Officer, we opened our first store in San Francisco, California in 1976.  In the last five years, we significantly strengthened our employee base and have implemented several strategic initiatives that have contributed to our overall growth. These strategic initiatives address all aspects of our operations and in particular the merchandising, planning, production, design and distribution functions. Our merchandising initiatives focus primarily on expanding our product line to include lifestyle dressing at a competitive price that easily adapts from day to evening.  In addition to offering day to eveningwear, we offer a casual assortment of denim, logo and bebe sport.  The logo product line highlights the bebe logo on a variety of casual silhouettes, enhancing brand awareness and providing younger, “aspirational” customers an entry to the bebe product line at lower price points.  The bebe sport product line is active inspired sportswear featuring cotton knits, fleece, casual active bottoms, sweaters, outerwear and accessories that are easy, sexy and modern. The strategic initiatives that relate to the planning, production, design and distribution functions focus primarily on implementing more sophisticated processes.  Also, these initiatives involve a more disciplined approach to our business operations.

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

We have identified certain critical accounting policies, which are described below:

Inventories. Our inventories are stated at the lower of weighted average cost or market. In order to assess that inventory is recorded properly at the lower of cost or market, we make certain assumptions based on historical experience and current information. These assumptions can have a significant impact on current and future operating results and financial position. We estimate shortage for the period between the last physical count and balance sheet date. Our estimate can be affected by shortage trends.

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

RESULTS OF OPERATIONS

The following table sets forth certain financial data as a percentage of net sales for the periods indicated:

	Three Months Ended December 31,		Six Months Ended December 31,
Statements of Operations Data:	2002	2001	2002	2001

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales, including buying and occupancy (1)	52.0	52.4	53.0	52.8

Gross profit	48.0	47.6	47.0	47.2
Selling, general and administrative expenses (2)	31.5	28.1	33.1	30.4

Income from operations	16.5	19.5	13.9	16.8
Interest and other expense (income), net	(0.6)	(0.6)	(0.6)	(0.7)

Earnings before income taxes	17.1	20.1	14.5	17.5
Provision for income taxes	6.4	7.7	5.4	6.6

Net earnings	10.7%	12.4%	9.1%	10.9%

(1)                                  Cost of sales includes the cost of merchandise, buying costs and occupancy costs.

(2)                                  Selling, general and administrative expenses primarily consist of non-occupancy store costs, corporate overhead and advertising costs.

We operated 178 stores at December 31, 2002 compared to 160 stores at December 31, 2001. We opened thirteen new stores in the first six months of fiscal 2003, of which 2 were bebe sport stores, and we expect to open an additional 7 to 10 stores during the remainder of fiscal 2003, of which 4 to 6 will be bebe sport stores.  In addition to our traditional brick-and-mortar stores, we also operate an on-line store, which can be found at www.bebe.com.

Net Sales. Net sales increased to $100.8 million during the three months ended December 31, 2002 from $98.7 million in the same period of the prior year, an increase of $2.1 million, or 2.1%. Net sales for the quarter included $86.8 million from stores open more than one year. During the quarter comparable store sales decreased 8.1% versus the prior year. Management believes the decrease in comparable store sales was attributed to a decrease in consumer spending, a product assortment with lower average selling prices and inventory levels during the quarter that were below the prior year. As yet to be determined is the impact of the May Company’s trademark infringement on the bebe brand. The remaining sales of $14.0 million were generated by stores not included in the comparable store sales base, on-line sales, wholesale sales to international licensees, and royalty revenue from product licensees. For the six months ended December 31, 2002, net sales increased to $174.7 million from $172.4 million in the same six-month period of the prior year, an increase of $2.3 million, or 1.3%. Net sales for the six-month period were comprised of $148.8 million from stores open more than one year, representing a 9.0% decrease in comparable store sales versus the prior year. Management believes the decrease in comparable store sales was attributed to a decrease in consumer spending, a product assortment with lower average selling prices, inventory levels during the second quarter that were below the prior year, and missed opportunites in key product categories. The remaining sales of $25.9 million were generated by stores not included in the comparable store sales base, on-line sales, wholesale sales to international licensees, and royalty revenue from product licensees.

Gross Profit. Gross profit increased to $48.4 million during the three months ended December 31, 2002 from $47.0 million for the same three-month period of the prior year, an increase of $1.4 million, or 3.0%. As a percentage of net sales, gross profit increased to 48.0% for the three-month period ended December 31, 2002 from 47.6% in the same three-month period of the prior year. The increase in gross profit as a percentage of net sales was the result of higher net merchandise margins offset by negative occupancy leverage. Gross profit increased to $82.1 million during the six months ended December 31, 2002 from $81.3 million for the same six-month period of the prior year, an increase of $0.8 million, or 1.0% . As a percentage of net sales, gross profit decreased to 47.0% for the six-month period ended December 31, 2002 from 47.2% in the same six-month period of the prior year. The decrease in gross profit as a percentage of net sales was the result of negative occupancy leverage offset partially by higher net merchandise margins.

Selling, General and Administrative Expenses. Selling, general and administrative expenses, which primarily consist of non-occupancy store costs, corporate overhead and advertising costs, increased to $31.7 million during the three months ended December 31, 2002 from $27.7 million in the same period of the prior year, an increase of $4.0 million, or 14.4%. As a percentage of net sales, these expenses increased to 31.5% for the three-month period ended December 31, 2002 from 28.1% in the same three-month period of the prior year. For the six months ended December 31, 2002, selling, general and administrative expenses increased to $57.8 million from $52.3 million in the same six-month period of the prior year, an increase of $5.5 million, or 10.5%. As a percentage of net sales, these expenses increased to 33.1% for the six-month period ended December 31, 2002 from 30.4% in the same six-month period of the prior year. This increase as a percentage of net sales was largely the result of higher compensation, professional fees, and depreciation expenses. Higher professional fees were due to trademark defense and a corporate legal entity restructuring. Depreciation expenses were a result of new stores, the relocation of our distribution center and consolidation of our administrative offices.

Interest and Other Expense (Income), Net. We generated approximately $0.6 million of interest and other income (net of other expenses) during the three months ended December 31, 2002 as compared to approximately $0.5 million in the same three-month period of the prior year. For the six months ended December 31, 2002, we generated approximately $1.0 million of interest and other income (net of other expenses) as compared to approximately $1.2 million in the same six-month period of the prior year. The decrease in interest and other income is a result of lower interest rates offset by higher average cash balances.

Provision for Income Taxes. The effective tax rate for the three months ended December 31, 2002, was approximately 37.5% as compared to 38.2% in the prior year.

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

LIQUIDITY AND CAPITAL RESOURCES

Our working capital requirements vary widely throughout the year and generally peak in the first and second fiscal quarters. At December 31, 2002, we had approximately $150.0 million of cash, cash equivalents and marketable securities on hand. In addition, we had a revolving line of credit, under which we could borrow or issue letters of credit up to a combined total of $10.0 million. As of December 31, 2002, there were no borrowings under the line of credit, and letters of credit outstanding totaled $4.1 million. We posted a $3.0 million bond during the three months ended December 31, 2002. The bond, representing an escrow amount pending a full trial, was ordered by the Federal District Court in order to grant a preliminary injunction against the May Company and its’ “be” brand. The bond is being held in an interest bearing account.

Net cash provided by operating activities for the six months ended December 31, 2002 was $36.0 million compared to $44.8 million in the prior year. Cash provided by operating activities is primarily generated by earnings adjusted for depreciation, deferred rent and changes in working capital. The decrease from the prior year is due to lower earnings and changes in working capital items.

Net cash used by investing activities for the six-month period ended December 31, 2002 was $17.1 million primarily due to the opening of new stores, investments in management information systems, and the increase in marketable securities.  We opened thirteen new stores in the first six months of fiscal 2003, of which 2 were bebe sport stores, and we expect to open an additional 7 to 10 stores during the remainder of fiscal 2003, of which 4 to 6 will be bebe sport stores.

We estimate that total capital expenditures will be approximately $15.0 million to $18.0 million in fiscal 2003.

Net cash provided by financing activities was $0.2 million for the six months ended December 31, 2002 and was primarily derived from proceeds from stock option exercises.

We believe that our cash on hand, together with cash flows generated from operations, will be sufficient to meet our capital and operating requirements through fiscal 2003. Our future capital requirements, however, will depend on numerous factors, including without limitation, the size and number of new and expanded stores and/or store concepts, investment costs for management information systems, corporate office and distribution center expansions, potential acquisitions and/or joint ventures, stock repurchase, and future results of operations.

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

2.             If we are not able to consistently show increases in net sales and net earnings or are not able to operate on a profitable basis, our stock price may be negatively affected. We cannot guarantee that we will generate net earnings increases period to period or that we will remain profitable in the future. In the past five years, profitability rates have varied widely from quarter-to-quarter and from year-to-year. In particular, in fiscal 2000 we experienced a significantly lower rate of growth in earnings than experienced in the prior three fiscal years. Although we were profitable, in fiscal 2001 and fiscal 2002, we experienced a decrease in earnings versus the prior year.

Our future results of operations will depend on a number of factors including, but not limited to, our ability to:

•              effectively manage the number and timing of new store openings;

•              identify and capitalize upon changing fashion trends;

•              identify, hire and retain qualified management and other personnel;

•              maintain appropriate inventory levels;

•              obtain needed raw materials;

•              identify and negotiate favorable leases for successful store locations;

•              maximize comparable store sales performance;

•              control inventory shrinkage results;

•              control operating costs; and

•              produce finished goods in a timely manner.

In addition, future results of operations will depend on factors outside of our control, such as general economic conditions (including the global uncertainties related to the ongoing conflicts), availability of third party sourcing and raw materials, and actions of competitors.

3.             If we are unable to obtain raw materials or find manufacturing facilities, our financial condition may be harmed. We do not own any manufacturing facilities and therefore depend on a limited number of third parties to manufacture our products. Independent manufacturers make merchandise designed by the bebe in-house design team with raw materials purchased from independent mills and other suppliers. We place all of our orders for production of merchandise and raw materials by purchase order and do not have any long-term contracts with any manufacturer or supplier. We compete with many other companies for production facilities and raw materials. If we fail to obtain sufficient quantities of raw materials, it would have a harmful effect on our financial condition. Furthermore, we have received in the past, and may receive in the future, shipments of products from manufacturers that fail to conform to our quality control standards. In such event, unless we are able to obtain replacement products in a timely manner, we may lose sales. If we fail to maintain favorable relationships with these production facilities and to obtain an adequate supply of quality raw materials on commercially reasonable terms, it could harm our business and results of operations. Furthermore, we cannot assure that these production facilities will not supply similar raw materials to or manufacture similar products for our competitors.

4.             If we are not able to effectively manage our growth, our profitability may be negatively impacted. Our continued growth depends, to a significant degree, on our ability to identify sites and open and operate new stores on a profitable basis. We expect to open 20 to 23 stores in fiscal 2003, of which 6 to 8 are bebe sport stores. Our plan to expand successfully depends on a number of factors, including but not limited to, the following:

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

5.             Our success depends on our key employees, the loss of whom could disrupt our business. We depend upon the expertise and execution of our key employees, particularly Manny Mashouf, our founder, Chairman of the Board, Chief Executive Officer and majority shareholder. Except for Mr. Mashouf, we do not carry “key person” life insurance policies on any of our employees. If we lose the services of Mr. Mashouf or any key officers or employees, it could harm our business and results of operations.

Our success depends also on our ability to attract and retain experienced employees and our ability to utilize all of our employees’ strengths. There is substantial competition for experienced personnel, which we expect to continue. We compete for experienced personnel with companies that have greater financial resources than we do. In the past, we have experienced significant turnover of our executive management team and retail store personnel. If we fail to attract, motivate and retain qualified personnel, or capitalize on such persons’ expertise, it could harm our business and results of operations.

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

11.          If we are not able to successfully develop product lines or new store concepts or acquire businesses that extend our product lines, our ability to expand our revenue base may be impaired. From time to time, we may introduce new categories of products or new store concepts or acquire businesses. For example, we have tested a new concept store format, bebe sport, in which our product offering is limited to active inspired sportswear branded with the “bebe” and “bebe sport” logo. If this limited product offering is not successful, our ability to expand into additional markets with this concept store may be impaired.

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

13.          If we cannot successfully transition our production responsibilities with our new personnel in Los Angeles, California, we could lose sales and increase our cost of goods. In March 2002, we shifted the production responsibilities from existing personnel in Brisbane, California, to new personnel in Los Angeles, California. We have and may continue to experience difficulty in implementing our production processes with these new personnel. Any disruption related to this transition whether due to the hiring and training of new personnel, differences in the techniques and processes used, system integration and implementation or other factors, may affect the timeliness of product deliveries, control of inventory including raw materials, work-in-process and finished goods and the quality of our merchandise, and could ultimately harm our sales, adversely affect our reputation and result in additional costs.

14.          Legislative actions and potential new accounting pronouncements are likely to cause our general and administrative expenses to increase and impact our future financial position and results of operations. In order to comply with the newly adopted Sarbanes-Oxley Act of 2002, as well as proposed changes to listing standards by Nasdaq, and proposed accounting changes by the Securities and Exchange Commission, we may be required to hire additional personnel and additional outside legal, accounting and advisory services, all of which could cause our general and administrative costs to increase. Proposed changes in the accounting rules, including legislative and other proposals to account for employees stock options as compensation expense among others, could increase the expenses we report under GAAP and adversely affect our operating results.

RISKS RELATING TO OUR INDUSTRY:

1.             If economic conditions continue to deteriorate, it could have a prolonged negative impact on our business, sales and profitability. The retail and apparel industries are subject to substantial cyclical variation. A recession in the general economy or a decline in consumer spending in the apparel industry could harm our financial performance. Consumers generally purchase less apparel and related merchandise during recessionary periods and consumer spending may decline at other times. We believe that the current economic downturn has effected our sales. A continued economic slowdown or downturn would have a negative effect on our financial condition. We cannot assure that our customers would continue to make purchases during such times.

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

RISKS RELATING TO OUR COMMON STOCK:

1.             Our stock price may fluctuate because of the small number of shares that can be publicly traded and the low average daily trading volumes. The vast majority of our outstanding shares of our common stock are not registered and are subject to trading restrictions. As of December 31, 2002, only 4,869,714 shares of our common stock were available to be publicly traded, and as a result, our average daily trading volumes are relatively low, and our stock price is vulnerable to market swings due to large purchases, sales and short sales of our common stock.

2.             Because a principal shareholder controls the company, other shareholders may not be able to influence the direction the company takes. As of December 31, 2002, Manny Mashouf, the Chairman and Chief Executive Officer, beneficially owned approximately 81.0% of the outstanding shares of our common stock. As a result, he alone can control the election of directors and the outcome of all issues submitted to the shareholders. This may make it more difficult for a third party to acquire shares, may discourage acquisition bids, and could limit the price that certain investors might be willing to pay for shares of our common stock. This concentration of stock ownership may have the effect of delaying, deferring or preventing a change in control of our company.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks, which include changes in U.S. interest rates and, to a lesser extent, foreign exchange rates. We do not engage in financial transactions for trading or speculative purposes.

Interest Rate Risk

We currently maintain a portfolio of fixed and variable investments consisting of cash equivalents, short-term marketable securities and long-term marketable securities, which are affected by changes in market interest rates.  According to our investment policy, we may invest in taxable and tax exempt instruments.  In addition, the policy establishes limits on credit quality, maturity, issuer and type of instrument.  Marketable securities are classified as “available for sale”.  Fluctuations in fair value are included in accumulated other comprehensive loss on the accompanying consolidated balance sheets.  Marketable securities are comprised of tax-exempt municipal bonds.  We do not use derivative financial instruments in our investment portfolio.

All highly liquid investments with a maturity of three months or less at the date of purchase are considered to be cash equivalents.  The remaining investments are considered short-term marketable securities if maturities range between four and twelve months or long term marketable securities if maturities range between thirteen and twenty four months.

The following table lists our cash equivalents, short-term marketable securities and long-term marketable securities at December 31, 2002:

	2002	Fair Value
	(Dollars in thousands)
Cash equivalents	$126,277	$126,277
Weighted average interest rate	2.32%
Short-term marketable securities	5,400	5,400
Weighted average interest rate	2.63%
Long-term marketable securities	2,000	2,000
Weighted average interest rate	3.38%
Total	$133,677	$133,677

We posted a $3.0 million bond during the three months ended December 31, 2002. The bond, representing an escrow amount pending a full trial, was ordered by the Federal District Court in order to grant a preliminary injunction against the May Company and it’s “be” brand. The bond is being held in an interest bearing account.

The interest payable on our bank line of credit is based on variable interest rates and therefore affected by changes in market interest rates. If interest rates rose ..475 basis points (a 10% change from the bank’s reference rate as of December 31, 2002), our results from operations and cash flows would not be materially affected.

Foreign Currency Risks

We enter into a significant amount of purchase obligations outside of the U.S. which are settled in U.S. Dollars and, therefore, have only minimal exposure to foreign currency exchange risks. We also operate a subsidiary with a base currency other than the U.S. Dollar. This subsidiary represented less than two percent of total revenues for the quarter ended December 31, 2002 and, therefore, presents only minimal exposure to foreign currency exchange risks. We do not hedge against foreign currency risks and believe that foreign currency exchange risk is immaterial.

ITEM 4.  CONTROLS AND PROCEDURES

(a)           Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended, within 90 days prior to the filing date of this report. Based on their evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective.

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

We filed a lawsuit on August 16, 2002 in the Federal District Court for the Eastern District of Missouri (the “Court”) against May Department Stores Company (“May Company”).  This is a civil action for preliminary and permanent injunctive relief and damages sought against May Company for trademark infringement, trademark dilution, unfair competition and false designation of origin, arising, in part under the Lanham Act.  This action also arises under the statutes and common law of the State of Missouri involving trademark infringement and dilution.  We are seeking (i) a permanent injunction prohibiting May Company from using or permitting the use of the name “be” and all other names which are confusingly similar to the bebe marks; (ii) an accounting and disgorgement of May Company’s profits; (iii) an award of punitive damages; and (iv) any other relief including prejudgment interest, post-judgment interest and costs that the Court deems just and proper.

The Court has since issued a temporary restraining order against May Company and has ordered us to post a $3.0 million bond to be held in escrow pending a full trial on the merits.

The litigation process is inherently uncertain.  If the outcome of the litigation is adverse to us, it may have a negative impact on our business.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

bebe stores, inc. held its annual meeting of shareholders at its headquarters in Brisbane, California on November 19, 2002.  Of the 25,627,127 shares outstanding as of the record date, 24,754,764 shares were represented by proxy at the meeting.  Proxies were solicited by bebe pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.  At the meeting, bebe’s shareholders voted on the following matters:

(1)  Proposal to elect six directors to hold office for a one-year term and until their successors are elected and qualified.

	For	Withheld
Manny Mashouf	24,257,187	497,577
Neda Mashouf	24,257,187	497,577
Barbara Bass	24,555,013	199,751
Corrado Federico	24,554,892	199,872
Robert M. Jaffe	24,626,607	128,157
Daniel L. Wardlow	24,626,755	128,009

(2)  Proposal to ratify the appointment of Deloitte & Touche LLP as our independent auditors for the fiscal year ending June 30, 2003.

For	Withheld	Abstain
24,552,194	199,595	2,975

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

Dated February 14, 2003

bebe stores, inc.

/s/ John Kyees

John Kyees, Chief Financial Officer and Chief Administrative Officer

CERTIFICATIONS

I, Manny Mashouf, certify that:

1.             I have reviewed this quarterly report on Form 10-Q of bebe stores, inc. (the “Registrant”);

2.             Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3.             Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.             The Registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

(A) have designed such disclosure controls and procedures to ensure that material relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(B) have evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing of this quarterly report (the “Evaluation Date”); and

(C) have presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based upon our evaluation as of the Evaluation Date;

5.             The Registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the audit committee of the Registrant’s board of directors:

(A) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant’s ability to record, process, summarize and report financial data and have identified for the Registrant’s auditors any material weaknesses in disclosure controls and procedures; and

(B) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls; and

6.             The Registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect the disclosure controls and procedures subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 14, 2003	/s/ Manny Mashouf
Manny Mashouf
Chief Executive Officer

I, John Kyees, certify that:

1.             I have reviewed this quarterly report on Form 10-Q of bebe stores, inc. (the “Registrant”);

2.             Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3.             Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.             The Registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

(A) have designed such disclosure controls and procedures to ensure that material relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(B) have evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing of this quarterly report (the “Evaluation Date”); and

(C) have presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based upon our evaluation as of the Evaluation Date;

5.             The Registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the audit committee of the Registrant’s board of directors:

(A) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant’s ability to record, process, summarize and report financial data and have identified for the Registrant’s auditors any material weaknesses in disclosure controls and procedures; and

(B) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls; and

6.             The Registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect the disclosure controls and procedures subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 14, 2003	/s/ John Kyees

John Kyees
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
99.1	Certification of Chief Executive Officer
99.2	Certification of Chief Financial Officer