Form 10-Q
period 2003-03-31
BEBE STORES INC
filed 2003-05-15
CIK 1059272

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

Yes ☒ No ☐

Indicate by check mark whether the registrant (1) is an accelerated filer (as defined in Rule 12b-2 if the Securities Exchange Act).

Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuers of common stock, as of the latest practicable date.

COMMON STOCK, PAR VALUE OF $0.001 PER SHARE, 25,655,493 SHARES
OUTSTANDING AS OF APRIL 30, 2003

bebe stores, inc.

PART I.      FINANCIAL INFORMATION

ITEM 1       Condensed Consolidated Financial Statements

bebe stores, inc.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)

(unaudited)

	As of MARCH 31,	As of JUNE 30,	As of MARCH 31,
	2003	2002	2002
	(Unaudited)		(Unaudited)
Assets:
Current assets:
Cash and cash equivalents	$120,833	$123,431	$117,207
Short-term marketable securities	10,400	—	—
Receivables (net of allowance of $259, $190 and $557)	5,610	2,249	2,412
Inventories	25,686	23,357	19,861
Prepaid and other	5,626	7,238	10,030
Total current assets	168,155	156,275	149,510
Equipment and leasehold improvements, net	53,115	50,573	50,008
Long-term marketable securities	7,875	—	—
Other assets	6,287	6,317	4,786
Total assets	$235,432	$213,165	$204,304

Liabilities and Shareholders’ Equity:
Current liabilities:
Accounts payable	$13,536	$12,138	$10,731
Accrued liabilities	12,504	10,399	10,000
Total current liabilities	26,040	22,537	20,731
Deferred rent	12,268	10,087	9,177
Total liabilities	38,308	32,624	29,908

Commitments and contingencies
Shareholders’ equity:
Preferred stock-authorized 1,000,000 shares at $0.001 par value per share; no shares issued and outstanding	—	—	—
Common stock-authorized 40,000,000 shares at $0.001 par value per share; issued and outstanding 25,653,593, 25,612,056 and 25,537,084 shares	26	26	26
Additional paid-in capital	39,077	38,624	36,700
Accumulated other comprehensive gain (loss)	65	(37)	(294)
Retained earnings	157,956	141,928	137,964
Total shareholders’ equity	197,124	180,541	174,396
Total liabilities and shareholders’ equity	$235,432	$213,165	$204,304

See accompanying notes to condensed consolidated financial statements.

bebe stores, inc.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Amounts in thousands)

(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2003	2002	2003	2002
Net sales	$68,772	$70,611	$243,437	$242,963
Cost of sales, including buying and occupancy	39,839	41,630	132,392	132,694
Gross profit	28,933	28,981	111,045	110,269
Selling, general and administrative expenses	29,258	23,408	87,014	75,723
Income (loss) from operations	(325)	5,573	24,031	34,546
Interest income, expense and other, net	(552)	(468)	(1,597)	(1,639)
Earnings before income taxes	227	6,041	25,628	36,185
Provision for income taxes	85	2,267	9,600	13,665
Net earnings	$142	$3,774	$16,028	$22,520
Basic earnings per share	$0.01	$0.15	$0.63	$0.89
Diluted earnings per share	$0.01	$0.15	$0.62	$0.87
Basic weighted average shares outstanding	25,650	25,449	25,638	25,348
Diluted weighted average shares outstanding	25,897	25,956	25,885	25,967

See accompanying notes to condensed consolidated financial statements.

bebe stores, inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Nine Months Ended March 31,
	2003	2002
Cash flows from operating activities
Net earnings	$16,028	$22,520
Adjustments to reconcile net earnings to cash provided by operating activities:
Depreciation and amortization	9,506	7,322
Tax benefit from stock options exercised	60	1,364
Net loss (gain) on disposal of property	(84)	477
Store closing reserve	—	(293)
Deferred rent	2,180	5,223
Changes in operating assets and liabilities:
Receivables	(4,017)	(53)
Inventories	(2,319)	7,900
Other assets	(124)	(229)
Prepaid expenses	1,613	(347)
Accounts payable	1,397	(145)
Accrued liabilities	2,123	(2,252)
Net cash provided by operating activities	26,363	41,487

Cash flows used in investing activities
Purchase of equipment and leasehold improvements	(11,180)	(18,454)
Proceeds from sales of equipment	6	—
Purchase of marketable securities, net	(18,275)	—
Net cash used in investing activities	(29,449)	(18,454)

Cash flows from financing activities
Repayments on capital leases	(25)	(78)
Net proceeds from issuance of common stock	393	3,319
Net cash provided by financing activities	368	3,241

Effect of exchange rate changes on cash	120	(67)
Net increase (decrease) in cash and cash equivalents	(2,598)	26,207
Cash and cash equivalents:
Beginning of period	123,431	91,000
End of period	$120,833	$117,207

See accompanying notes to condensed consolidated financial statements.

bebe stores, inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

INTERIM FINANCIAL STATEMENTS

The accompanying condensed consolidated balance sheets of bebe stores, inc. (“bebe” or the “Company”) as of March 31, 2003, June 30, 2002 and March 31, 2002, the condensed consolidated statements of earnings for the three months and nine months ended March 31, 2003 and 2002 and the condensed consolidated statements of cash flows for the nine months ended March 31, 2003 and 2002 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X without audit. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals, except as described below) considered necessary to present fairly the financial position at the balance sheet dates and the results of earnings for three and nine months then ended have been included. The condensed consolidated balance sheet at June 30, 2002, presented herein, was derived from the audited balance sheet included in the Form 10-K for the fiscal year ended June 30, 2002.

During the quarter ended March 31, 2003, the Company recorded four unusual items: a write-off of abandoned technology software, a write-off of obsolete inventory, a favorable litigation settlement, and revenue recognition of dormant gift certificates and store credits. The net effect of these adjustments did not have a significant impact on the financial statements.

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

MARKETABLE SECURITIES

The Company’s marketable securities are classified as “available for sale”. Fluctuations in fair value are included in accumulated other comprehensive gain (loss) on the accompanying consolidated balance sheets. Marketable securities are comprised of tax-exempt municipal bonds.

EARNINGS PER SHARE

Basic earnings per share is computed as net earnings divided by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur from common shares issuable through stock options, warrants and other convertible securities.

The following is a reconciliation of the number of shares used in the basic and diluted earnings per share computations:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2003	2002	2003	2002
	(In thousands)		(In thousands)
Basic weighted average number of shares outstanding	25,650	25,449	25,638	25,348
Incremental shares from the assumed issuance of stock options	247	507	247	619
Diluted weighted average number of shares outstanding	25,897	25,956	25,885	25,967

The number of incremental shares from the assumed issuance of stock options is calculated by applying the treasury stock method.

Excluded from the computation of the number of diluted weighted average shares outstanding were antidilutive options of 2,314,930 and 1,175,230 for the three months ended March 31, 2003 and 2002, respectively, and 2,314,930 and 970,230 for the nine months ended March 31, 2003 and 2002, respectively.

SETTLEMENT OF TRADEMARK INFRINGEMENT LAWSUIT

The Company posted a $3.0 million bond during the three months ended December 31, 2002. The bond, representing an escrow amount pending a full trial, was ordered by the Federal District Court in order to grant a preliminary injunction against May Company and their “be” brand. The bond, which was being held in an interest bearing account, has been released and is included in receivables on the accompanying balance sheet. Also during the quarter, the Company resolved the pending lawsuit to their satisfaction.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2002, the FASB issued SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities”, which addresses accounting for restructuring and similar costs.  SFAS 146 supersedes previous accounting guidance, principally Emerging Issues Task Force Issue No. 94-3.  The Company adopted the provisions of SFAS 146 for all restructuring activities initiated after December 31, 2002.  SFAS 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred.  Under Issue 94-3, a liability for an exit cost was recognized at the date of the company’s commitment to an exit plan.  SFAS 146 also establishes that the liability should initially be measured and recorded at fair value.  Accordingly, SFAS 146 may effect the timing of recognizing any future restructuring costs as well as the amounts recognized. The adoption of SFAS 146 did not have an impact on the Consolidated Financial Statements.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of Accounting Principles Board (APB) Opinion No. 28, Interim Financial Reporting, to require proforma disclosure in interim financial statements by companies that elect to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25. The Company continues to use the intrinsic value method of accounting for stock-based compensation. As a result, the transition provisions will not have an effect on the Company’s consolidated financial statements.

INVENTORIES

The Company’s inventories consist of:

	As of March 31,
	2003	2002
	(Dollars in thousands)
Raw materials	$7,762	$3,386
Merchandise available for sale	17,924	16,475
Inventories	$25,686	$19,861

STOCK PLAN INFORMATION

The Company has various non-qualified stock-based compensation programs, which include stock options and restricted stock awards.

The Company has various stock option plans that provide for the granting of stock options to officers, key employees and directors. The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” whereby the options are granted at market price, and therefore no compensation costs are recognized. The Company has elected to retain its current method of accounting as described above and has adopted the SFAS Nos. 123 and 148 disclosure requirements.

If compensation expense for the Company’s various stock option plans had been determined based upon the fair values at the grant dates for awards under those plans in accordance with SFAS No. 123, the Company’s pro-forma net earnings, basic and diluted earnings per common share would have been as follows:

	Three Months Ended		Nine Months Ended
	March 30, 2003	March 30, 2002	March 30, 2003	March 30, 2002
	(Dollars in thousands, except per share amounts)
Net income
As reported	$142	$3,774	$16,028	$22,520

Deduct: Stock based employee compensation determined under the fair value method, net of income tax	$(462)	$(651)	$(2,012)	$(2,099)
Proforma	$(320)	$3,123	$14,016	$20,421

Basic EPS
As reported	$0.01	$0.15	$0.63	$0.89

Proforma	$(0.01)	$0.12	$0.55	$0.81

Diluted EPS
As reported	$0.01	$0.15	$0.62	$0.87

Proforma	$(0.01)	$0.12	$0.54	$0.79

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This quarterly report on Form 10-Q, including the following sections, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve risks and uncertainties, and the cautionary statements set forth below and those contained in the section entitled “Risks That May Affect Results” identify important factors that could cause actual results to differ materially from those predicted in any such forward-looking statements. When used in this report, the words “expects,” “could,” “would,” “may,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” and similar expressions, as well as statements regarding bebe’s focus for the future, are generally intended to identify forward-looking statements. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. We caution investors that actual results may differ materially from those projected in the forward-looking statements as a result of certain risk factors identified in this quarterly report on Form 10-Q and other filings we have made with the Securities and Exchange Commission. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document. Our fiscal year ends on June 30 of each year.

OVERVIEW

We design, develop and produce a distinctive line of contemporary women’s apparel and accessories.  We market our products under the bebe and BEBE SPORT brand names through our 153 bebe retail stores, 6 BEBE SPORT retail stores, and 18 bebe outlet stores located in 30 states, the District of Columbia, Canada, and an on-line store at www.bebe.com. We also sell bebe product to 13 licensed stores in Greece, Israel, United Arab Emirates, Thailand and Singapore. While we attract a broad audience, our target customers are 18 to 35-year-old women who seek current fashion trends interpreted to suit their lifestyle needs. The “bebe look,” with an unmistakable hint of sensuality, appeals to a hip, sophisticated, body-conscious woman who takes pride in her appearance. The bebe customer is a discriminating consumer who demands value in the form of quality and fashion at a competitive price. Our broad product offering includes tops, pants, skirts, dresses, suits, logo, casual sportswear, activewear, outerwear, handbags, fragrances and other accessories. We design and develop the majority of our merchandise in-house. The merchandise is then manufactured to our specifications. The remainder of our merchandise is selected directly from third party manufacturers’ lines.

Founded by Manny Mashouf, our current Chairman of the Board and Chief Executive Officer, we opened our first store in San Francisco, California in 1976.  In the last five years, we have implemented several strategic initiatives that have contributed to our overall growth. These strategic initiatives address all aspects of our operations and in particular the merchandising, planning, production, design and distribution functions. Our merchandising initiatives focus primarily on expanding our product line to include lifestyle dressing at a competitive price that easily adapts from day to evening.  In addition to offering day to eveningwear, we offer a casual assortment of denim, logo and BEBE SPORT.  The logo product line highlights the bebe logo on a variety of casual silhouettes, enhancing brand awareness and providing younger, “aspirational” customers an entry to the bebe product line at lower price points.  The BEBE SPORT product line is active inspired sportswear featuring cotton knits, fleece, casual active bottoms, sweaters, outerwear and accessories that are easy, sexy and modern. The strategic initiatives that relate to the planning, production, design and distribution functions focus primarily on implementing more sophisticated processes.  Also, these initiatives involve a more disciplined approach to our business operations.

We reinforce our brand with a distinctive lifestyle image advertising campaign, using prominent fashion photographers. We believe that our emphasis on non-product specific lifestyle advertising promotes brand awareness and attracts customers who are intrigued by the playfully sensual and evocative imagery. We communicate the images to consumers through a variety of advertising vehicles including fashion magazines, bus shelters, in-store displays, customer mailings and the BEBE SPORT catalog. We further enhance the bebe brand image by designing our on-line and retail stores to create an upscale, inviting boutique environment.

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

We have identified certain critical accounting policies, which are described below:

Inventories. Our inventories are stated at the lower of weighted average cost or market. In order to assess that inventory is recorded properly at the lower of cost or market, we make certain assumptions based on historical experience and current information. These assumptions can have a significant impact on current and future operating results and financial position. During the quarter ended March 31, 2003, we recorded a $0.8 million write-off of obsolete inventory. We estimate shortage for the period between the last physical count and balance sheet date. Our estimate can be affected by shortage trends.

Long-lived assets. We review long-lived assets for impairment whenever events or changes in circumstances, such as store closures, indicate that the carrying value of an asset may not be recoverable. At the time a decision is made to close a store, we record an impairment charge, if appropriate, or accelerate depreciation over the revised useful life. During the quarter ended March 31, 2003, we recorded a $0.8 million write-off of abandoned information technology projects. We believe at this time that the long-lived assets’ carrying values and useful lives continue to be appropriate.

RESULTS OF OPERATIONS

The following table sets forth certain financial data as a percentage of net sales for the periods indicated:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2003	2002	2003	2002
Statements of Operations Data:
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales, including buying and occupancy (1)	57.9	59.0	54.4	54.6
Gross profit	42.1	41.0	45.6	45.4
Selling, general and administrative expenses (2)	42.5	33.2	35.7	31.2
Income (loss) from operations	(0.4)	7.8	9.9	14.2
Interest and other expense (income), net	(0.8)	(0.7)	(0.6)	(0.7)
Earnings before income taxes	0.4	8.5	10.5	14.9
Provision for income taxes	0.2	3.2	3.9	5.6
Net earnings	0.2%	5.3%	6.6%	9.3%

(1)           Cost of sales includes the cost of merchandise, buying costs and occupancy costs.

(2)           Selling, general and administrative expenses primarily consist of non-occupancy store costs, corporate overhead and advertising costs.

We operated 177 stores at March 31, 2003 compared to 161 stores at March 31, 2002. We opened fifteen new stores in the first nine months of fiscal 2003, of which 3 were BEBE SPORT stores, and we expect to open an additional 5 to 8 stores during the remainder of fiscal 2003, of which 3 to 5 will be BEBE SPORT stores.  In addition to our traditional brick-and-mortar stores, we also operate an on-line store, which can be found at www.bebe.com.

Net Sales. Net sales decreased to $68.8 million during the three months ended March 31, 2003 from $70.6 million in the same period of the prior year, a decrease of $1.8 million, or 2.5%. Net sales for the quarter included $59.9 million from stores open more than one year. During the quarter comparable store sales decreased 11.0% versus the prior year. Management believes the decrease in comparable store sales was attributed to a decrease in consumer spending, a product assortment with lower average selling prices, store merchandise inventory levels during the quarter that were below the prior year and a shift in the timing of the Easter Holiday. The remaining sales of $8.9 million were generated by stores not included in the comparable store sales base, on-line sales, wholesale sales to international licensees, and royalty revenue from product licensees. For the nine months ended March 31, 2003, net sales increased to $243.4 million from $243.0 million in the same nine-month period of the prior year, an increase of $0.4 million, or 0.2%. Net sales for the nine-month period included $208.7 million from stores open more than one year, representing a 9.6% decrease in comparable store sales versus the prior year. Management believes the decrease in comparable store sales was attributed to a decrease in consumer spending, a product assortment with lower average selling prices, lower store merchandise inventory levels during the second and third quarters compared to the prior year, and missed opportunities in key product categories. The remaining sales of $34.7 million were generated by stores not included in the comparable store sales base, on-line sales, wholesale sales to international licensees, and royalty revenue from product licensees.

Gross Profit. Gross profit decreased to $28.9 million during the three months ended March 31, 2003 from $29.0 million for the same three-month period of the prior year. As a percentage of net sales, gross profit increased to 42.1% for the three-month period ended March 31, 2003 from 41.0% in the same three-month period of the prior year. The increase in gross profit as a percentage of net sales was the result of higher net merchandise margins offset by negative occupancy leverage. Gross margin was positively impacted as a result of the corporate restructure which included a change in policy with respect to dormant gift certificates and store credits and recognized approximately $0.7 million in revenue and gross profit. Gross profit increased to $111.0 million during the nine months ended March 31, 2003 from $110.3 million for the same nine-month period of the prior year, an increase of $0.7 million, or 0.6%. As a percentage of net sales, gross profit increased to 45.6% for the nine-month period ended March 31, 2003 from 45.4% in the same nine-month period of the prior year. The increase in gross profit as a percentage of net sales was the result of higher net merchandise margins offset partially by negative occupancy leverage.

Selling, General and Administrative Expenses. Selling, general and administrative expenses, which primarily consist of non-occupancy store costs, corporate overhead and advertising costs, increased to $29.3 million during the three months ended March 31, 2003 from $23.4 million in the same period of the prior year, an increase of $5.9 million, or 25.2%. As a percentage of net sales, these expenses increased to 42.5% for the three-month period ended March 31, 2003 from 33.2% in the same three-month period of the prior year. For the nine months ended March 31, 2003, selling, general and administrative expenses increased to $87.0 million from $75.7 million in the same nine-month period of the prior year, an increase of $11.3 million, or 14.9%. As a percentage of net sales, these expenses increased to 35.7% for the nine-month period ended March 31, 2003 from 31.2% in the same nine-month period of the prior year. This increase as a percentage of net sales was largely the result of higher compensation, depreciation, and advertising expenses. Expenses were also impacted by charges related to abandoned information technology projects which were offset by a favorable legal settlement.

Interest and Other Expense (Income), Net. We generated approximately $0.6 million of interest and other income (net of other expenses) during the three months ended March 31, 2003 as compared to approximately $0.5 million in the same three-month period of the prior year. For the nine months ended March 31, 2003, we generated approximately $1.6 million of interest and other income (net of other expenses) as compared to approximately $1.6 million in the same nine-month period of the prior year.

Provision for Income Taxes. The effective tax rate for the three months ended March 31, 2003, was approximately 37.5% as compared to 37.5% in the prior year.

Seasonality of Business and Quarterly Results

Our business varies with general seasonal trends that are characteristic of the retail apparel industry. As a result, our typical store generates a disproportionate amount of our annual net sales in the first half of our fiscal year (which includes the fall and holiday selling seasons) compared to the second half of our fiscal year. If for any reason our sales were below seasonal norms during the first half of our fiscal year, our annual operating results would be negatively impacted. Because of the seasonality of our business, results for any quarter are not necessarily indicative of results that may be achieved for a full fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

Our working capital requirements vary widely throughout the year and generally peak in the first and second fiscal quarters. At March 31, 2003, we had approximately $139.1 million of cash, cash equivalents and marketable securities (short-term and long-term) on hand. In addition, we had a revolving line of credit, under which we could borrow or issue letters of credit up to a combined total of $10.0 million. As of March 31, 2003, there were no borrowings under the line of credit, and letters of credit outstanding totaled $1.3 million.

Net cash provided by operating activities for the nine months ended March 31, 2003 was $26.4 million compared to $41.5 million in the prior year. Cash provided by operating activities is primarily generated by earnings adjusted for depreciation, deferred rent and changes in working capital. The decrease from the prior year is due to lower earnings and changes in working capital items.

Net cash used by investing activities for the nine-month period ended March 31, 2003 was $29.4 million primarily due to the opening of new stores, investments in management information systems, and the increase in marketable securities.  We opened fifteen new stores in the first nine months of fiscal 2003, of which 3 were BEBE SPORT stores, and we expect to open an additional 5 to 8 stores during the remainder of fiscal 2003, of which 3 to 5 will be BEBE SPORT stores.

We estimate that total capital expenditures will be approximately $14.0 million to $16.0 million in fiscal 2003.

Net cash provided by financing activities was $0.4 million for the nine months ended March 31, 2003 and was primarily derived from proceeds from stock option exercises.

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

2.     If we are not able to consistently show increases in net sales and net earnings or are not able to operate on a profitable basis, our stock price may be negatively affected. We cannot guarantee that we will generate net earnings increases period to period or that we will remain profitable in the future. In the past five years, profitability rates have varied widely from quarter-to-quarter and from year-to-year. In particular, in fiscal 2000 we experienced a significantly lower rate of growth in earnings than experienced in the prior three fiscal years. Although we were profitable, in fiscal 2001, fiscal 2002 and for the nine months ended March 31, 2003, we experienced a decrease in earnings versus the prior year.

Our future results of operations will depend on a number of factors including, but not limited to, our ability to:

•      effectively manage the number and timing of new store openings;

•      identify and capitalize upon changing fashion trends;

•      identify, hire and retain qualified management and other personnel;

•      utilize owned raw material;

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

We cannot ensure that we will achieve our planned expansion on a timely and profitable basis. In addition, most of our new store openings in fiscal 2003 will be in existing markets. These openings may affect the existing stores’ net sales volumes and profitability. Furthermore, we will need to hire experienced executive personnel to support the planned improvements and expansions of our business. We cannot assure that we will be successful in hiring such personnel in a time frame necessary to manage and support our expansion plans.

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

7.     If an independent manufacturer violates labor or other laws, or is accused of violating any such laws, or if their labor practices diverge from those generally accepted as ethical, it could harm our business and brand image. While we maintain a policy to monitor the operations of our independent manufacturers by having an independent firm inspect these manufacturing sites, and all manufacturers are contractually required to comply with such labor practices, we cannot control the actions or the public’s perceptions of such manufacturers, nor can we assure that these manufacturers will conduct their businesses using ethical or legal labor practices. Apparel companies can be held jointly liable for the wrongdoings of the manufacturers of their products.  While we do not control the manufacturer’s employees employment conditions or business practices, and the manufacturers act in their own interest, they may act in a manner that results in negative public perceptions of us and/or employee allegations or court determinations that we are jointly liable. Currently, there are two litigation matters pending that involve labor disputes. Although the amount of liability with respect to these actions cannot be accurately predicted, in the opinion of management, any such liability will not individually or in the aggregate have a material adverse effect on our business, financial condition or results of operations.

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

RISKS RELATING TO OUR INDUSTRY:

1.  If economic conditions continue to deteriorate, it could have a prolonged negative impact on our business, sales and profitability. The retail apparel industry is subject to substantial cyclical variation. A recession in the general economy or a decline in consumer spending in the apparel industry could harm our financial performance. Consumers generally purchase less apparel and related merchandise during recessionary periods and consumer spending may decline at other times. We believe that the current economic downturn has affected our sales. A continued economic slowdown or downturn would have a negative effect on our financial condition. We cannot ensure that our customers would continue to make purchases during such times.

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

RISKS RELATING TO OUR COMMON STOCK:

1.  Our stock price may fluctuate because of the small number of shares that can be publicly traded and the low average daily trading volumes. The vast majority of our outstanding shares of our common stock are not registered and are subject to trading restrictions. As of March 31, 2003, only 4,882,395 shares of our common stock were available to be publicly traded, and as a result, our average daily trading volumes are relatively low, and our stock price is vulnerable to market swings due to large purchases, sales and short sales of our common stock.

2.  Because a principal shareholder controls the company, other shareholders may not be able to influence the direction the company takes. As of March 31, 2003, Manny Mashouf, the Chairman and Chief Executive Officer, beneficially owned approximately 81.0% of the outstanding shares of our common stock. As a result, he alone can control the election of directors and the outcome of all issues submitted to the shareholders. This may make it more difficult for a third party to acquire shares, may discourage acquisition bids, and could limit the price that certain investors might be willing to pay for shares of our common stock. This concentration of stock ownership may have the effect of delaying, deferring or preventing a change in control of our company.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks, which include changes in U.S. interest rates and, to a lesser extent, foreign exchange rates. We do not engage in financial transactions for trading or speculative purposes.

Interest Rate Risk

We currently maintain a portfolio of fixed and variable investments consisting of cash equivalents, short-term marketable securities and long-term marketable securities, which are affected by changes in market interest rates.  According to our investment policy, we may invest in taxable and tax exempt instruments.  In addition, the policy establishes limits on credit quality, maturity, issuer and type of instrument.  Marketable securities are classified as “available for sale”.  Fluctuations in fair value are included in accumulated other comprehensive gain (loss) on the accompanying consolidated balance sheets.

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

The following table lists our cash equivalents, short-term marketable securities and long-term marketable securities at March 31, 2003:

	2003	Fair Value
	(Dollars in thousands)
Cash equivalents	$115,219	$115,219
Weighted average interest rate	1.87%
Short-term marketable securities	10,400	10,400
Weighted average interest rate	2.63%
Long-term marketable securities	7,875	7,875
Weighted average interest rate	2.72%
Total	$133,494	$133,494

We posted a $3.0 million bond during the three months ended December 31, 2002. The bond, representing an escrow amount pending a full trial, was ordered by the Federal District Court in order to grant a preliminary injunction against the May Department Stores Company and their “be” brand. The bond, which was being held in an interest bearing account, has been released and is included in receivables on the accompanying balance sheet. For more information about this litigation, see “Legal Proceedings” below.

The interest payable on our bank line of credit is based on variable interest rates and therefore affected by changes in market interest rates. If interest rates rose .425 percentage points (a 10% change from the bank’s reference rate as of March 31, 2003), our results from operations and cash flows would not be materially affected.

Foreign Currency Risks

We enter into a significant amount of purchase obligations outside of the U.S. which are settled in U.S. Dollars and, therefore, have only minimal exposure to foreign currency exchange risks. We also operate a subsidiary with a base currency other than the U.S. Dollar. This subsidiary represented less than two percent of total revenues for the quarter ended March 31, 2003 and, therefore, presents only minimal exposure to foreign currency exchange risks. We do not hedge against foreign currency risks and believe that foreign currency exchange risk is immaterial.

ITEM 4.  CONTROLS AND PROCEDURES

(a)           Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended, within the 90 day period prior to the filing date of this report. Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of that date.

(b)           There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in paragraph (a) above.

PART II  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

From time to time, we may be involved in litigation relating to claims arising out of our operations. As of the date of this filing, other than as mentioned below, we are not engaged in any legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on our business, financial condition or results of operations.

The lawsuit we filed on August 16, 2002 in the Federal District Court for the Eastern District of Missouri (the “Court”) against May Department Stores Company (“May Company”) has been settled to our satisfaction.  This was a civil action for preliminary and permanent injunctive relief and damages sought against May Company for trademark infringement, trademark dilution, unfair competition and false designation of origin, arising, in part under the Lanham Act.  This action also arose under the statutes and common law of the State of Missouri involving trademark infringement and dilution.  We were seeking (i) a permanent injunction prohibiting May Company from using or permitting the use of the name “be” and all other names which are confusingly similar to the bebe marks; (ii) an accounting and disgorgement of May Company’s profits; (iii) an award of punitive damages; and (iv) any other relief including prejudgment interest, post-judgment interest and costs that the Court deems just and proper.

The Court had ordered a $3.0 million bond which was being held in an interest bearing account but has since been released.

Along with approximately one hundred other parties, we were named in a class action suit filed in Los Angeles Superior Court (case No. BC294155) concerning the substance of one of the questions on our employment application. At present, we have not been formally served.

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

Dated May 15, 2003

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

Date: May 15, 2003	/s/ Manny Mashouf
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

Date: May 15, 2003	/s/ John Kyees
John Kyees
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
99.1	Certification of Chief Executive Officer
99.2	Certification of Chief Financial Officer