Form 10-K
period 2003-06-30
BEBE STORES INC
filed 2003-09-29
CIK 1059272

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended June 30, 2003
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 0-24395

bebe stores, inc.
(Exact name of registrant as specified in its charter)

California (State or Jurisdiction of Incorporation or Organization)	94-2450490 (IRS Employer Identification Number)
400 Valley Drive Brisbane, California 94005 (Address of principal executive offices)
(415) 715-3900 (Telephone)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.001 per share
(Title of class)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        Indicate by check mark whether the registrant is an accelerated filer. Yes ☐    No ☒

        The aggregate market value of voting stock held by non-affiliates of the registrant was approximately $65,254,168 as of December 31, 2002, the last business day of the registrant's most recently completed second fiscal quarter, based upon the closing sale price per share of $13.40 of the registrant's Common Stock as reported on the Nasdaq National Market on such date. Shares of Common Stock held by each executive officer and director and by each person who owns 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive for other purposes.

        As of August 29, 2003, 25,759,149 shares of Common Stock, $0.001 per share par value, of the registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

        Part III incorporates information by reference from the definitive Proxy Statement for the 2003 Annual Meeting of Shareholders, to be filed with the Commission no later than 120 days after the end of the registrant's fiscal year covered by this Form 10-K.

        The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from the results discussed in the forward-looking statements. This Form 10-K includes forward-looking statements that could differ from actual future results. Statements that are predictive in nature, that depend upon or refer to future events or conditions or that include words such as "expects," "anticipates," "intends," "plans," "believes," "estimates," "thinks" and similar expressions are forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors, including our ability to respond to changing fashion trends, competition within our industry, our ability to manage our growth and other factors described below, that may cause our actual results and performance to be materially different from any future results or performance expressed or implied by these forward-looking statements. Although we believe that these statements are based upon reasonable assumptions, we cannot assure you that our goals will be achieved. These forward-looking statements are made as of the date of this Form 10-K, and we assume no obligation to update or revise them or provide reasons why actual results may differ. Factors that might cause such a difference include, but are not limited to, current openings in key management positions, miscalculation of the demand for our products, effective management of our growth, decline in comparable store sales performance, ongoing competitive pressures in the apparel industry, changes in the level of consumer spending or preferences in apparel, our ability to attract and retain key management personnel and/or other factors discussed in "Risk Factors" and elsewhere in this Form 10-K.

PART I

ITEM 1. BUSINESS

General

        We design, develop and produce a distinctive line of contemporary women's apparel and accessories. While we attract a broad audience, our target customers are 21 to 35-year-old women who seek current fashion trends interpreted to suit their lifestyle needs. The "bebe look," appeals to a hip, sophisticated, body-conscious woman who takes pride in her appearance. The bebe customer expects value in the form of quality at a competitive price.

        Our broad product offering includes tops, pants, skirts, dresses, suits, logo products, casual sportswear, activewear, outerwear, handbags and other accessories. We design and develop the majority of our merchandise in-house. The merchandise is then manufactured to our specifications, the majority of which is produced domestically. The remainder of our merchandise is selected directly from third party manufacturers' lines.

        Our stores are designed to create a clean, upscale boutique environment, featuring contemporary furnishings and sophisticated details. The open floor design allows customers to readily view the majority of the merchandise on display while store fixtures allow for the efficient display of garments, outfits and accessories.

        We market our products under the bebe and BEBE SPORT brand names through our 180 retail stores, of which 153 are bebe stores, 9 are BEBE SPORT stores, and 18 are bebe outlet stores. These stores are located in 32 states, the District of Columbia and Canada. In addition, we have an on-line store at www.bebe.com and our licensees operate 16 international stores.

        bebe stores.    The Company was founded by Manny Mashouf, our current Chairman of the Board and Chief Executive Officer. We opened our first store in San Francisco, California in 1976, which was also the year we incorporated.

        BEBE SPORT stores.    The Company launched BEBE SPORT in the first half of fiscal 2003 to satisfy the casual lifestyle needs of the bebe customer. The BEBE SPORT product line is active inspired sportswear featuring cotton knits, fleece, casual active bottoms, sweaters, outerwear and accessories that are easy, sexy and modern. During fiscal 2003 we opened 6 BEBE SPORT stores and converted 3 bbsp stores (a concept the Company has discontinued). As of June 30, 2003 the Company operated 9 BEBE SPORT stores in 7 states.

        bebe outlet stores.    As of June 30, 2003 the Company operated 18 bebe outlet stores in 10 states. Strategically the company utilizes the outlets as a clearance vehicle for merchandise from our retail stores. Additionally, we round out the inventory of these stores with full price logo merchandise and, to a lesser extent, garments specifically produced for the outlet stores often using excess fabric inventory.

        On-line store.    During fiscal 1999 the Company launched our web based store, bebe.com. The on-line store was created to offer the customer an extension of the bebe store experience and provide a broader merchandise assortment from which the customer can choose. It is also used as a vehicle to communicate with our customers through advertising and direct mail. For the fiscal year ended 2003, bebe.com represented approximately 2% of total revenue.

        We reinforce our brand with a distinctive lifestyle image advertising campaign, using prominent fashion photographers. We believe that our emphasis on non-product specific lifestyle advertising promotes brand awareness and attracts customers. We communicate the images to consumers through a variety of advertising vehicles including fashion magazines, bus shelters, in-store displays, customer mailings and the BEBE SPORT catalog. We further enhance the bebe brand image by designing our on-line and retail stores to create an upscale, inviting, boutique environment.

Operating Strategy

        Our objective is to satisfy the fashion needs of the modern, sexy and sophisticated woman. The principal elements of our operating strategy to achieve this objective are as follows:

  1.
  Provide distinctive fashion throughout a broad product line.    Fashion from throughout the world inspires our designers and merchandisers. They interpret contemporary ideas for designs, colors and fabrications into products to meet the lifestyle needs of the bebe customer. Our in-house design team allows us to quickly react to fashion trends. While certain styles and products are represented each season, our design and merchandise teams are committed to bringing newness into the merchandise mix in response to emerging trends.

  2.
  Vertically integrate design, production, merchandising and retail functions.    Our vertical integration enables us to respond quickly to changing fashion trends, reduce our risk of excess inventory, and produce distinctive quality merchandise of exceptional value.

  3.
  Manage merchandise mix.    Our approach to merchandising and a proactive inventory management program is critical to our success. By actively monitoring sell-through rates and managing the mix of categories and products in our stores, we believe that we are able to respond to emerging trends in a timely manner, minimize our dependence on any particular category, style or fabrication, and preserve a balanced, coordinated presentation of merchandise within each store.

  4.
  Control distribution of merchandise.    We control the distribution of our product through Company owned retail stores and an on-line store. This distribution strategy enables us to display the full assortment of our products, control the pricing, control the visual presentation and flow of goods, test new products and reinforce the brands' identity in the eyes of our customers.

  5.
  Enhance brand image.    We attract customers through edgy, high-impact, visual advertising campaigns using print, outdoor, in-store, electronic, and direct mail communication vehicles. We also offer a line of merchandise branded with the distinctive bebe logo to increase brand awareness. We seek to create an upscale, inviting environment that further enhances the bebe brand and builds customer loyalty and demand for bebe merchandise.

Stores and Expansion Opportunities

        We believe that there is a significant opportunity to expand the number of bebe and BEBE SPORT stores in new and existing domestic markets. In selecting a specific site, we look for high traffic locations primarily in regional shopping centers and in freestanding street locations. We evaluate proposed sites based on the traffic pattern, co-tenancies, average sales per square foot achieved by neighboring stores, lease economics, demographic characteristics and other factors considered important within the specific location.

        For fiscal 2004, we plan to grow our operations in a controlled manner, primarily through the opening of new stores. We have been conservative in our growth plans while we continue to evaluate the new BEBE SPORT concept. In addition, we are focused on recruiting key management personnel in order to ensure the infrastructure can support a more aggressive growth plan.

        Our stores typically have achieved profitability at the store operating level within the first full quarter of operation; however, we cannot assure you that our stores will do so in the future. Actual store growth and future store profitability and rates of return will depend on a number of factors that include, but are not limited to, individual store economics and suitability of available sites.

        During fiscal 2003, we opened 20 stores and closed 5 stores and in fiscal 2004 we plan to open approximately 12 to 16 stores and close approximately 2 stores. The majority of the new stores will be BEBE SPORT.

        bebe stores.    During fiscal 2003, we opened 14 and closed 3 stores. In addition to opening new stores, we expanded or relocated 3 existing stores to larger spaces during fiscal 2003. Our stores average approximately 3,650 square feet in size and are primarily located in regional shopping malls and freestanding street locations. Future bebe stores will average 3,500 square feet. In fiscal 2004, we plan on opening approximately 4 to 6 bebe stores.

        BEBE SPORT stores.    During fiscal 2003, we opened 6 BEBE SPORT stores and converted 3 bbsp stores. Our stores average approximately 2,200 square feet in size and are primarily located in regional shopping malls. Future BEBE SPORT stores will average 1,800 to 2,000 square feet. In fiscal 2004, we plan on opening approximately 8 to 10 BEBE SPORT stores.

        bebe outlet stores.    During fiscal 2003, we closed 2 stores. Our stores average approximately 3,700 square feet in size and are primarily located in outlet malls. Current growth plans do not include additional outlet stores.

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

        Store Closures.    During fiscal 2003, we closed 5 stores. We monitor the financial performance of our stores and have closed and will continue to close stores that we do not consider to be viable. Many of the store leases contain early termination options that allow us to close the stores in certain specified years of the leases if certain minimum sales levels are not achieved.

        On-line store.    During fiscal 2004, we plan on upgrading our on-line store to simplify and enhance our customers' on-line shopping experience and may continue to invest in such upgrades to further capitalize on the encouraging sales performance of our store.

Merchandising

        Our merchandising strategy is to provide current, timely fashions in a broad selection of categories to suit the lifestyle needs of our customers. We market all of our merchandise under the "bebe" and "BEBE SPORT" brand names. In some cases, we select merchandise directly from third-party apparel manufacturers' lines and market it under our "bebe" or "BEBE SPORT" labels. We do not have long-term contracts with any third party apparel manufacturers and purchase all of the merchandise from such manufacturers by purchase order.

        Product Categories.    After building a strong women's suiting business in the early 1990s, and we have since diversified our product line. We significantly increased the breadth of our product offerings by expanding categories such as sweaters, tops, related separates, leather, dresses, lingerie, shoes, swimwear, eyewear, logo merchandise and accessories. While each category's contribution as a percentage of total net sales varies seasonally, each of the product classifications is represented throughout the year. We regularly evaluate new categories that may be appropriate for introduction. We also plan to grow by introducing new product categories. These categories can be internally developed or developed in conjunction with licensees. As of June 30, 2003, our product licensee business represented less than 1% of total revenue. We currently license rights for footwear, eyewear and swimwear. Under the terms of these agreements, the licensees will manufacture and distribute products branded with the bebe logo to be sold at bebe stores and selected retailers.

        Product Development.    Our approach to the product development process allows our merchants to gain as much information as possible concerning current fashion trends before making fabric or product purchase commitments. We control the process by focusing on key color selection, fabric order, pattern development and production order deadlines. We establish the deadlines to ensure an adequate flow of inventory into the stores. While product development is seasonal, we make commitments monthly based on current sales and fashion trends. This enhances our ability to react promptly to customer demand.

        A detailed merchandising plan supports the product development process. This merchandising plan includes sales, inventory and profitability targets for each product classification. We use the plan to adjust production orders as needed to meet inventory and sales targets. If we miscalculate consumer demand for our products, we may be faced with significant excess inventory and fabric for some products and missed sales opportunities for others. Weak sales and resulting markdowns could cause our profitability to be impaired.

Marketing

        We have an extensive image advertising program, which addresses the lifestyle needs and aspirations of our target customers. Through edgy, high-impact, visual advertising campaigns, we attract customers who are intrigued by the playfully sensual and evocative imagery. We believe that our emphasis on non-product specific lifestyle advertising promotes brand awareness and supports numerous product line expansion opportunities. An outside advertising agency works with our internal Marketing Department to create a lifestyle advertising campaign. This campaign, which emphasizes a forward-looking view of fashion, is communicated to consumers through a variety of means including fashion magazines, bus shelters, in-store displays, customer mailings and the BEBE SPORT catalog. In addition, our Public Relations Department communicates directly with fashion editors and supplies them with a continuous flow of product information. We are often featured in fashion magazine editorials. On occasion, we have co-sponsored promotional events with fashion magazines, such as Elle, Glamour, Marie Claire, Vogue, InStyle and Vanity Fair.

Store Operations

        Store operations are organized into four regions and twenty-eight districts. Each region is managed by a regional manager, and each district is managed by a district manager. Each regional manager is typically responsible for five to eight districts, and each district manager is typically responsible for five to nine stores. Each store is typically staffed with two to four managers in addition to sales associates.

        We seek to instill enthusiasm and dedication in our store management personnel and our sales associates through incentive programs and regular communication with the stores. Sales associates, excluding associates in outlet stores, receive commissions on sales with a guaranteed minimum hourly compensation. Store managers receive base compensation plus incentive compensation based on sales and inventory control. Our regional and district managers receive base compensation plus incentive compensation based on meeting profitability benchmarks.

Sourcing, Quality Control and Distribution

        All of our merchandise is marketed under the "bebe" and "BEBE SPORT" brand names. The majority of our merchandise is designed and developed in-house and manufactured to our specifications. The balance is developed primarily in conjunction with third-party apparel manufacturers. In some cases, we select merchandise directly from these manufacturers' lines. When we contract for merchandise production, we use facilities primarily in the United States and some foreign manufacturers. These facilities produce garments based on designs, patterns and detailed specifications produced by us.

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

        The majority of our merchandise is received, inspected, processed, warehoused and distributed through our distribution center. Details about each receipt are supplied to merchandise planners who determine how the product should be distributed among the stores based on current inventory levels, sales trends and specific product characteristics. Advance shipping notices are electronically communicated to the stores and any goods not shipped are stored for replenishment purposes. Merchandise typically is shipped to the stores three times per week using common carriers.

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

Competition

        The retail and apparel industries are highly competitive and are characterized by low barriers to entry. Key competitors include, but are not limited to Arden B, BCBG, Express, Guess, Forever 21, and the Savvy Department within Nordstrom. We expect competition in our markets to increase. The primary competitive factors in our markets are: brand name recognition, product styling, product quality, product presentation, product pricing, store ambiance, customer service, and convenience.

        We also compete with traditional department stores, specialty store retailers, on-line retailers, off-price retailers and direct marketers for, among other things, raw materials, market share, retail space, finished goods, sourcing and personnel. Because many of our competitors are larger and have substantially greater financial, distribution and marketing resources than we do, we may lack the resources to adequately compete with them. If we fail to compete in any way, it may have a harmful effect on our business, financial condition and results of operations.

Intellectual Property and Proprietary Rights

        "bebe", "BEBE SPORT" and certain other trademarks either have been registered or applications are pending with United States Patent and Trademark Office and with certain foreign registries.

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

        Our investments in information systems have focused on our production, merchandise, store and financial accounting systems. We made investments to improve existing management information systems and implemented new systems during fiscal 2003. During fiscal 2003, we wrote-off approximately $800,000 in IT investments as the company direction changed from developing new software applications to leveraging and upgrading our existing systems.

        Currently, our focus is on better utilizing our production, planning and point of sale system. In fiscal 2004, we plan to make additional investments of approximately $2.9 million. We cannot assure you that we will be successful with the implementation of these new systems or plans. Failure to implement and integrate such systems or plans could have a harmful effect on our business, financial condition and results of operations.

Employees

        As of June 30, 2003, we had approximately 2,400 employees, of whom approximately 300 were employed at the corporate offices and distribution center. The remaining 2,100 employees were employed in store operations. Approximately 940 were full-time employees and 1,460 were employed on a part-time basis. This is comparable to last fiscal year. In addition, our employees are not represented by any labor union, and we believe our relationship with our employees is good.

EXECUTIVE OFFICERS OF THE REGISTRANT

MANAGEMENT

Executive Officers, Directors, and Key Personnel

        The following table sets forth certain information with respect to the executive officers, directors, and key personnel as of September 1, 2003:

Name	Age	Position
Manny Mashouf(1)	65	Chairman of the Board and Chief Executive Officer
Robert Jaffe(2*)(3)(4*)	52	Vice Chairman of the Board
Barbara Bass(2)(3*)(4)	52	Director
Corrado Federico(2)(3)(4)	62	Director
Neda Mashouf(1)	40	Director and General Merchandising Manager of Design—BEBE SPORT
Daniel Wardlow(3)	52	Director

John Kyees(1)	56	Chief Financial Officer and Chief Administrative Officer
Renee Bell	41	Acting General Merchandise Manager of Design—bebe
Tom Curtis	40	General Merchandise Manager of BEBE SPORT
Paul Mashouf(1)	38	Vice President of Sourcing
Ferrell Ostrow(1)	44	Vice President of Stores and Loss Prevention
Michelle Perna(1)	50	Vice President of Human Resources

(1)
Executive Officer.

(2)
Member, Audit Committee.

(3)
Member, Compensation and Management Development Committee.

(4)
Member, Nominating and Corporate Governance Committee.

*
Chairman of the Committee

        Manny Mashouf founded bebe stores, inc. and has served as Chairman of the Board and Chief Executive Officer since our incorporation in 1976. Mr. Mashouf is the husband of Neda Mashouf, Director and General Merchandising Manager of Design—BEBE SPORT.

        Robert Jaffe has served as a Director since November 2002. Mr. Jaffe is a Co-Founder, and has served as President and Chief Executive Officer of Sorrento Associates, Inc., a venture capital firm, since 1985. He currently serves as Chairman of the Board of A-Life Medical, Inc., a transcription and medical billing code company. He is also a Director of Digirad Corporation, Perlan Therapeutics, and IP Mobilenet Corporation. From 1992 to 2002, Mr. Jaffe was Chairman of the Board of Hot Topic, Inc. Mr. Jaffe was previously an investment banker with Merrill Lynch Capital Markets, Salomon Brothers and Goldman, Sachs & Company.

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

        Neda Mashouf has served as Director since June 1985, General Merchandising Manager of Design—BEBE SPORT since August 2003, and has been with the Company since 1984. Ms. Mashouf is the wife of Manny Mashouf, Chairman of the Board and Chief Executive Officer.

        Daniel Wardlow has served as a Director since November 2002. Dr. Wardlow is a Professor of Marketing at San Francisco State University, and from 1995 to 1998 served as the chairman of SFSU's Marketing Department. He completed his MBA and PhD studies in 1991 at the Broad Graduate School of Management at Michigan State University. He is the author and a co-author of a number of books and articles in the fields of logistics management and consumer behavior. Dr. Wardlow's work experience includes broadcasting, ownership of two retail stores and a small independent music label. Until joining the bebe Board of Directors, he was a frequent industry consultant.

        John Kyees has served as Chief Financial Officer and Chief Administrative Officer since March 2002. From 1997 to 2002, Mr. Kyees held various executive positions at HC Holdings and Skinmarket, Inc., both specialty retailers. From 1984 to 1996, Mr. Kyees was the Chief Financial Officer of Express, a division of the Limited, Inc.

        Renee Bell has served as Acting General Merchandise Manager of Design since June 2003. From 1997 to 2003, Ms. Bell served as Vice President of Merchandising for Rampage, a division of Charlotte Russe. From 1987 to 1996, Ms. Bell held various positions at bebe stores, inc. and other specialty retailers.

        Tom Curtis has served as General Merchandise Manager of BEBE SPORT since June 2002. From 1998 to 2002, Mr. Curtis served as a Senior Merchandising Manager. From 1986 to 1998, Mr. Curtis held various positions at the following specialty retailers: The Walt Disney Co., Rampage Clothing Co. and R.H. Macy & Co., Inc.

        Paul Mashouf has served as a Vice President of Sourcing since March 2003 and has been with the Company since 1990. Prior to his role as Vice President of Sourcing, Mr. Mashouf held various positions within the Company, including Director of IS&T for Production, Production Manager and Store Manager.

        Ferrell Ostrow has served as Vice President of Stores since April 2003 and Vice President of Loss Prevention since March 1999. From 1998 to 1999, Mr. Ostrow served as the Director of Loss Prevention for The Wet Seal Inc. From 1988 to 1998, Mr. Ostrow served as Director of Loss Prevention with Pacific Sunwear of California Inc.

        Michelle Perna has served as Vice President of Human Resources since November 2000. From 1997 to 2000, Ms. Perna was President of HR1, an HR consulting company. From 1989 to 1997, Ms. Perna was Vice President of Human Resources at Merv Griffin's Resorts Casino.

ITEM 2. PROPERTIES

        As of June 30, 2003, our 180 stores, all of which are leased, encompassed approximately 654,000 total square feet. The typical store lease is for a 10-year term and requires us to pay a base rent and a percentage rent if certain minimum sales levels are achieved. Many of the leases provide a lease termination option in certain specified years of the lease if certain minimum sales levels are not achieved. In addition, leases for locations typically require us to pay property taxes, utilities and repairs and common area maintenance fees.

        Our main corporate headquarters are currently located in a facility in Brisbane, California. The facility located at 400 Valley Drive is approximately 35,000 square feet and houses administrative offices, store support services, and our on-line store. The lease for 400 Valley Drive expires in April 2014. We also lease a 144,000 square foot distribution center in Benicia, California and a 22,500 square foot design studio and production facility in Los Angeles, California. The leases expire in April 2013 and February 2005, respectively.

ITEM 3. LEGAL PROCEEDINGS

        From time to time, we may be involved in litigation relating to claims arising out of our operations. As of the date of this filing, we are currently involved in several ongoing legal proceedings; however, none of these proceedings are expected, individually or in the aggregate, to have a material adverse effect on our business, financial condition or results of operations.

        The lawsuit we filed on August 16, 2002 in the Federal District Court for the Eastern District of Missouri (the "Court") against May Department Stores Company ("May Company") has been settled to our satisfaction. This was a civil action for preliminary and permanent injunctive relief and damages sought against May Company for trademark infringement, trademark dilution, unfair competition and false designation of origin, arising, in part under the Lanham Act. This action also arose under the statutes and common law of the State of Missouri involving trademark infringement and dilution. We were seeking (i) a permanent injunction prohibiting May Company from using or permitting the use of the name "be" and all other names which are confusingly similar to the bebe marks; (ii) an accounting and disgorgement of May Company's profits; (iii) an award of punitive damages; and (iv) any other relief including prejudgment interest, post-judgment interest and costs that the Court deems just and proper.

        Along with approximately one hundred and seven other parties, we were named in a class action suit filed in Los Angeles Superior Court (case No. BC294155) concerning the substance of one of the questions on our employment application.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of our shareholders since June 30, 2003.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        The common stock trades on the Nasdaq National Market under the symbol "BEBE". The following table sets forth the high and low sales of our common stock for the two years ended June 30, 2003, as reported by Nasdaq:

	High	Low
Fiscal 2002
First Quarter	$35.50	$14.50
Second Quarter	21.91	12.87
Third Quarter	26.20	18.27
Fourth Quarter	24.78	17.26
Fiscal 2003
First Quarter	$21.22	$11.52
Second Quarter	14.97	9.58
Third Quarter	17.27	10.97
Fourth Quarter	19.99	11.72

        As of August 29, 2003, the number of holders of record of our common stock was 60 and the number of beneficial holders of our common stock was approximately 2,140.

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

	Fiscal Year Ended June 30,
	2003	2002	2001	2000	1999
	(Dollars in thousands, except per share data)
Statements of Operations Data:
Net sales	$323,549	$316,424	$290,836	$241,802	$201,341
Cost of sales, including buying and occupancy	179,058	174,048	151,204	119,850	95,440

Gross profit	144,491	142,376	139,632	121,952	105,901
Selling, general and administrative expenses	115,851	101,828	97,817	76,294	61,069

Income from operations	28,640	40,548	41,815	45,658	44,832
Interest and other expenses (income), net	(2,199)	(2,074)	(3,407)	(3,201)	(2,242)

Earnings before income taxes	30,839	42,622	45,222	48,859	47,074
Provision for income taxes	11,560	16,138	17,415	19,454	19,065

Net earnings	$19,279	$26,484	$27,807	$29,405	$28,009

Basic earnings per share	$0.75	$1.04	$1.12	$1.20	$1.16
Diluted earnings per share	$0.74	$1.02	$1.08	$1.17	$1.11
Basic weighted average shares outstanding	25,644	25,404	24,792	24,481	24,055
Diluted weighted average shares outstanding	25,902	25,964	25,697	25,226	25,327
Selected Operating Data:
Number of stores:
Opened during period	20	20	26	24	17
Closed during the period	5	1	4	1	2
Open at end of period	180	165	146	124	101
Net sales per average store (1)	$1,770	$1,957	$2,030	$2,164	$2,181
Comparable store sales increase (decrease) (2)	(6.8)%	(5.7)%	(2.3)%	0.4%	25.1%

	As of June 30,
	2003	2002	2001	2000	1999
Balance Sheet Data:
Working capital	$149,840	$133,738	$107,323	$80,711	$62,144
Total assets	241,978	213,165	174,730	137,662	107,366
Long-term debt, including current portion	0	2	82	173	260
Shareholders' equity	201,345	180,541	147,296	111,800	80,094

(1)
Based on the sum of average monthly sales for the period.

(2)
Based on net sales; stores are considered comparable beginning on the first day of the first month following the first anniversary of their opening.

        Comparable store sales.    Comparable store sales are calculated by including the net sales of stores that have been open at least one year. Therefore, a store is included in the comparable store sales base beginning with its thirteenth month. Stores that have been expanded or remodeled by 15 percent or more or have been permanently relocated are excluded from the comparable store sales base. In addition, comparable store sales are calculated on a calendar month basis using a same day sales comparison. On-line store sales are not included in the comparable store sales calculation.

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

        Inventories.    Our inventories are stated at the lower of weighted average cost or market. We estimate shortage for the period between the last physical count and balance sheet date. Our estimate can be affected by shortage trends. In order to assess that raw material is recorded properly we age the fabric inventory and record a reserve to reduce the cost in accordance with our established policy, which is based on historical experience. To ensure that finished goods inventory is recorded properly; we review our inventory and reduce the cost if the selling price is marked down below cost. These assumptions can have an impact on current and future operating results and financial position.

        Long-lived assets.    We review long-lived assets for impairment whenever events or changes in circumstances, such as store closures, indicate that the carrying value of an asset may not be recoverable. If the undiscounted cash flows from the long-lived assets are less than the carrying value we record an impairment charge equal to the difference between the carrying value and the asset's fair value. In addition, at the time a decision is made to close a store, we record an impairment charge, if appropriate, or accelerate depreciation over the revised useful life. For fiscal 2003, we recorded a charge for the impairment of store assets of $265,000.We believe at this time that the long-lived assets' carrying values and useful lives continue to be appropriate.

        Sales Return Reserve.    We record a reserve for estimated product returns based on historical return trends. For fiscal 2003, the reserve was $498,000 compared to $470,000 in fiscal 2002. If actual returns are greater than those projected, additional sales returns may be recorded in the future.

        Income Taxes.    We record reserves for estimates of probable settlements of domestic and foreign tax audits. At any one time, many tax years may be subject to audit by various taxing jurisdictions. The results of these audits and negotiations with taxing authorities may affect the ultimate settlement of these issues. Our effective tax rate in a given financial statement period may be materially impacted by changes in the mix and level of earnings.

Recent Accounting Pronouncements

        In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and establishes standards for the recognition and measurement of asset impairment and disposal cost. SFAS No. 144 supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. The Company adopted this Statement on July 1, 2002. Adoption of this Statement did not have a significant impact on our financial position or results of operations.

        In June 2002, the FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities", which addresses accounting for restructuring and similar costs. SFAS 146 supersedes previous accounting guidance, principally Emerging Issues Task Force Issue No. 94-3. SFAS 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost was recognized at the date of the company's commitment to an exit plan. SFAS 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS 146 may affect the timing of recognizing any future restructuring costs as well as the amounts recognized. The Company adopted this Statement on December 31, 2002. Adoption of this Statement did not have a significant impact on our financial position or results of operations.

Results of Operations

        The following table sets forth certain financial data as a percentage of net sales for the periods indicated:

	Fiscal Year Ended June 30,
	2003	2002	2001
Statements of Operations Data:
Net sales	100.0%	100.0%	100.0%
Cost of sales, including buying and occupancy(1)	55.3	55.0	52.0

Gross profit	44.7	45.0	48.0
Selling, general and administrative expenses(2)	35.8	32.2	33.6

Income from operations	8.9	12.8	14.4
Interest and other expenses (income), net	(0.7)	(0.7)	(1.2)

Earnings before income taxes	9.6	13.5	15.6
Provision for income taxes	3.6	5.1	6.0

Net earnings	6.0%	8.4%	9.6%

(1)
Cost of sales includes the cost of merchandise, occupancy costs and buying costs.

(2)
Selling, general and administrative expenses primarily consist of non-occupancy store costs, corporate overhead and advertising costs.

Years Ended June 30, 2003 and 2002

        Net Sales.    Net sales increased to $323.5 million during the year ended June 30, 2003 from $316.4 million in fiscal 2002, an increase of $7.1 million, or 2.2%. Of this increase, new, expanded or remodeled stores not included in the comparable store sales base added $27.3 million to sales, while a decrease in comparable store sales of 6.8% reduced sales by $20.2 million. The decrease in comparable store sales performance was attributed to the following: marketplace conditions which impacted customer traffic to our stores, missed opportunities in key product categories and production delays which resulted in missed sales opportunities and increased promotional activities.

        Gross Profit.    Gross profit increased to $144.5 million for the year ended June 30, 2003 from $142.4 million in fiscal 2002, an increase of $2.1 million, or 1.5%. As a percentage of net sales, gross profit decreased to 44.7% for the year from 45.0% during fiscal 2002. The decrease in gross profit as a percentage of net sales resulted from negative occupancy leverage offset by slightly higher net merchandise margins. Negative occupancy expense leverage was the result of lower sales productivity.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses, which primarily consist of non-occupancy store costs, corporate overhead and advertising costs, increased to $115.9 million during the year ended June 30, 2003 from $101.8 million in fiscal 2002, an increase of $14.1 million, or 13.9%. As a percentage of net sales, these expenses increased to 35.8% during the year ended June 30, 2003 from 32.2% in fiscal 2002. This increase as a percentage of net sales was primarily due to higher compensation associated with the store commission structure, higher depreciation due to negative leverage and investments in the Company's infrastructure, and store closure expenses and reserves which amounted to $557,000 related to 5 store closures and an impairment reserve for 2 stores. Expenses were also impacted by charges related to abandoned information technology projects which were offset by a favorable legal settlement.

        Interest and Other Expense (Income), Net.    We generated $2.2 million of interest and other income (net of other expenses) during the year ended June 30, 2003 as compared to $2.1 million in fiscal 2002. Average cash balances continued to increase arising from operating results offset by lower interest rates.

        Provision for Income Taxes.    The effective tax rate for the year ended June 30, 2003 was 37.5% as compared to 37.9% in fiscal 2002. The lower effective tax rate for fiscal 2003 was primarily attributable to a lower effective state tax rate due to the benefits of the corporate legal entity restructuring.

Years Ended June 30, 2002 and 2001

        Net Sales.    Net sales increased to $316.4 million during the year ended June 30, 2002 from $290.8 million in fiscal 2001, an increase of $25.6 million, or 8.8%. Of this increase, new, expanded or remodeled stores not included in the comparable store sales base added $41.0 million to sales, while a decrease in comparable store sales of 5.7% reduced sales by $15.4 million. Comparable store sales for the first half of fiscal 2002 decreased 3.7%. Comparable store sales for the second half of fiscal 2002 decreased 8.1%. Comparable store sales were positive from July 1, 2001 through September 10, 2001. Following the September 11, 2001 terrorist attack, the decrease in comparable store sales was attributed to the following: marketplace conditions, missed opportunities in key product categories, a product assortment heavily skewed toward the casual lifestyle, and the move of the production operation from Brisbane, California to Los Angeles, California.

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

        Provision for Income Taxes.    The effective tax rate for the year ended June 30, 2002 was 37.9% as compared to 38.5% in fiscal 2001. The lower effective tax rate for fiscal 2002 was primarily attributable to the benefits of converting United Kingdom operations into a disregarded entity for U.S. federal income tax purposes.

Seasonality of Business and Quarterly Results

        Our business varies with general seasonal trends that are characteristic of the retail and apparel industries. As a result, our typical store generates a disproportionate amount of our annual net sales and profitability in the second quarter of our fiscal year (which includes the fall and holiday selling seasons) compared to other quarters of our fiscal year. If for any reason our sales were below seasonal norms during the second quarter of our fiscal year, our annual operating results would be negatively impacted. Because of the seasonality of our business, results for any quarter are not necessarily indicative of results that may be achieved for a full fiscal year.

Liquidity and Capital Resources

        Our working capital requirements vary widely throughout the year and generally peak in the first and second fiscal quarters. At June 30, 2003, we had approximately $151.3 million of cash, cash equivalents and marketable securities (short-term and long-term) on hand. In addition, we had a revolving line of credit, under which we could borrow or issue letters of credit up to a combined total of $10.0 million. As of June 30, 2003, there were no borrowings under the line of credit and letters of credit outstanding totaled $4.4 million.

        Net cash provided by operating activities in fiscal 2003, 2002 and 2001 was $41.6 million, $49.9 million and $33.7 million, respectively. The decrease in cash provided by operating activities in fiscal 2003 compared to 2002 was primarily the result of a decrease in net income, increase in inventories, and other changes in working capital.

        Net cash used by investing activities was $33.2 million, $21.9 million and $18.0 million in fiscal 2003, 2002 and 2001, respectively. The primary use of these funds was for capital expenditures and for

2003, to purchase marketable securities of $23.4 million. Capital expenditures in 2003 relate to the opening of new stores, investments in management information systems and the expansion of our corporate offices. We opened 20 new stores in fiscal 2003, 20 new stores in fiscal 2002 and 26 new stores in fiscal 2001. We expect to open approximately 12 to 16 stores in fiscal 2004.

        During fiscal 2003, new store construction costs (before tenant allowances) averaged $475,000. The average gross inventory investment was $70,000.

        Net cash provided by financing activities was $0.7 million, $4.2 million and $2.9 million in fiscal 2003, fiscal 2002 and fiscal 2001, respectively, and was derived from proceeds from the issuance of common stock arising from stock option exercises.

        We believe that our cash on hand, together with our cash flow from operations, will be sufficient to meet our capital and operating requirements through fiscal 2004. We expect to renew our line of credit which expires in the second quarter of fiscal year 2004 to one with similar terms. Our future capital requirements, however, will depend on numerous factors, including without limitation, the size and number of new and expanded stores, investment costs for management information systems, potential acquisitions and/or joint ventures, repurchase of stock and future results of operations.

Summary Disclosures about Contractual Obligations and Commercial Commitments:

        The following table summarizes significant contractual obligations as of June 30, 2003:

	Total	2004	2005	2006	2007	2008	Thereafter
	(Dollars in thousands)
CONTRACTUAL OBLIGATIONS
Operating leases	$211,098	$28,895	$28,189	$26,936	$26,173	$25,330	$75,575

	Amount of commitment expiration period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
	(Dollars in thousands)
OTHER COMMERCIAL COMMITMENTS
Revolving line of credit, net of outstanding letters of credit	$5,643	$5,643	$—	$—	$—
Standby letters of credit	578	578	—	—	—
Trade letters of credit	3,779	3,779	—	—	—

Total Commercial Commitments	$10,000	$10,000	$—	$—	$—

        As of June 30, 2003, there were no borrowings outstanding under the line of credit.

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

RISKS RELATING TO OUR BUSINESS:

  1.
  The success of our business depends in large part on our ability to identify fashion trends as well as to react to changing customer demand in a timely manner.    Consequently, we depend in part upon the continuing favorable market response to the creative efforts of our purchasing, design and marketing teams' ability to anticipate trends and fashions that will appeal to our consumer base. If we miscalculate our customers' product preferences or the demand for our products, we may be faced with significant excess inventory or lack of inventory. Historically, this type of occurrence has resulted in excess fabric for some products, missed sales opportunities and markdowns and/or write-offs, which has impaired our profitability, and may do so in the future. Similarly, any failure on our part to anticipate, identify and respond effectively to changing consumer demands and fashion trends will adversely affect our sales.

  2.
  If we are unable to obtain raw materials or find manufacturing facilities, our financial condition may be harmed.    We do not own any manufacturing facilities and therefore depend on a limited number of third parties to manufacture our products. We place all of our orders for production of merchandise and raw materials by purchase order and do not have any long-term contracts with any manufacturer or supplier. If we fail to obtain sufficient quantities of raw materials, it could have a harmful effect on our results of operations. Furthermore, we have received in the past, and may receive in the future, shipments of products from manufacturers that fail to conform to our quality control standards. In such event, unless we are able to obtain replacement products in a timely manner, we may lose sales. If we fail to maintain favorable relationships with these production facilities and to obtain an adequate supply of quality raw materials on commercially reasonable terms, it could harm our business and results of operations..

  3.
  We depend on third party apparel manufacturers for production and storage, and our sales may be negatively affected if the manufacturers do not perform acceptably, or if design changes are communicated after the production has begun.    We develop a significant portion of our merchandise in conjunction with third party apparel manufacturers. In some cases, we select merchandise directly from these manufacturers' lines. We do not have long-term contracts with any third party apparel manufacturers and purchase all of the merchandise from such manufacturers by purchase order. Furthermore, we have received in the past, and may receive in the future, shipments of products from third party apparel manufacturers that fail to conform to our quality control standards. In such event, unless we are able to obtain replacement products in a timely manner, we may lose sales. We cannot assure you that third party manufacturers (1) will not supply similar products to our competitors, (2) will not stop supplying products to us completely or (3) will supply products that satisfy our quality control standards. In addition, certain of our third party manufacturers store our raw materials. In the event our inventory was damaged or destroyed and we were unable to obtain replacement raw materials, our earnings may be negatively impacted.

    In addition, if we decide to change a key element of the design after the manufacturing process has begun we may negatively impact the manufacturer's ability to deliver the products on a timely basis which could impact earnings.

  4.
  Our success depends on our ability to attract and retain key employees in order to support our existing business and future expansion.    We are actively recruiting qualified candidates to fill key executive positions (CEO and CMO) within the company. There is substantial competition for experienced personnel, which we expect to continue. We compete for experienced personnel with companies who have greater financial resources than we do. In the past, we have experienced significant turnover of our executive management team and retail store personnel. We are also exposed to employment practice litigation due to the large number of employees and high turnover of our sales associates. If we fail to attract, motivate and retain qualified personnel, it could harm our business and limit our ability to expand.

    In addition, we depend upon the expertise and execution of our key employees, particularly Manny Mashouf, the founder, Chairman of the Board, Chief Executive Officer and majority shareholder. We do not carry "key person" life insurance policies on any of our employees. If we lose the services of Mr. Mashouf or any key officers or employees, it could harm our business and results of operations.

  5.
  If we are not able to successfully develop and expand our new BEBE SPORT store concept our revenue base and earnings may be impaired.    During fiscal 2003, we launched a new store concept, BEBE SPORT, in which our product offering is focused on active inspired sportswear branded with "BEBE SPORT". We have committed significant financial and human resources to developing and expanding this concept. The failure of this new store concept might result in a negative impact to earnings.

  6.
  There can be no assurance that future store openings will be successful.    We expect to open approximately 12 to 16 stores in fiscal 2004, of which approximately 8 to 10 will be BEBE SPORT stores. There can be no assurance that these stores, or any other stores that we might open in the future, will be successful or that our overall gross profit will increase as a result of opening these stores. In addition, most of our new store openings in fiscal 2004 will be in existing markets. These openings may affect the existing stores' net sales volumes and profitability. Our failure to predict accurately the demographic or retail environment at any future store location could have a material adverse effect on our business, financial condition and results of operations.

  7.
  Any serious disruption at our major facilities could have a harmful effect on our business.    We currently operate our corporate office in Brisbane, California, a distribution facility in Benicia, California, and a design studio and production facility in Los Angeles, California. Any serious disruption at these facilities whether due to construction, relocation, fire, earthquake, terrorist acts or otherwise would harm our operations and could have a harmful effect on our business and results of operations. Furthermore, we have little experience operating essential functions away from our main corporate offices and are uncertain what effect operating such satellite facilities might have on business, personnel and results of operations.

  8.
  We face significant competition in the retail and apparel industry, which could harm our sales and profitability.    The retail and apparel industries are highly competitive and are characterized by low barriers to entry. Key competitors include, but are not limited to Arden B, BCBG, Express, Guess, Forever 21, and the Savvy Department within Nordstrom. We expect competition in our markets to increase. The primary competitive factors in our markets are: brand name recognition, sourcing strategies, product styling, quality, presentation and pricing, timeliness of product development and delivery, store ambiance, customer service and convenience.

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

  9.
  Purchases of the merchandise we sell are generally discretionary and are therefore particularly susceptible to economic slowdowns.    If current economic conditions do not improve, our business, financial condition and results of operations could be adversely affected. Consumers are generally more willing to make discretionary purchases, including purchases of fashion products, during periods in which favorable economic conditions prevail. Currently, there is a general slowdown in the United States economy, which has adversely affected consumer confidence and spending habits, as well as our sales.

    The outlook for the United States economy is uncertain and is directly affected by global political factors that are beyond our control. Any escalation of military action involving the United States could cause increased volatility in financial markets, further adversely affecting consumer confidence and spending habits. If current economic conditions do not improve, our business, financial condition and results of operations could be adversely affected.

  10.
  If we are not able to successfully protect our intellectual property our ability to capitalize on the value of our brand name may be impaired.    Even though we take actions to establish, register and protect our trademarks and other proprietary rights, we cannot assure you that we will be successful or that others will not imitate our products or infringe upon our intellectual property rights. In addition, we cannot assure you that others will not resist or seek to block the sale of our products as infringements of their trademark and proprietary rights.

    We are seeking to register our trademarks in targeted international markets. In some of these markets, obstacles exist that may prevent us from obtaining a trademark for the bebe name or related names. In such countries, we may not be able to register trademarks in these international markets, purchase the right or obtain a license to use the bebe name on commercially reasonable terms. If we fail to obtain trademark, ownership or license rights, it would limit our ability to expand into certain international markets. Furthermore, in some jurisdictions, despite successful registration of our trademarks, third parties may allege infringement and bring actions against us. In addition, if our licensees fail to use our intellectual property correctly, the goodwill associated with our trademarks may be diluted.

    Both domestically and internationally, if we do not show use of our trademarks, our trademark rights may lapse over time.

  11.
  If an independent manufacturer violates labor or other laws, or is accused of violating any such laws, or if their labor practices diverge from those generally accepted as ethical, it could harm our business and brand image.    While we maintain a policy to monitor the operations of our independent manufacturers by having an independent firm inspect these manufacturing sites, and all manufacturers are contractually required to comply with such labor practices, we cannot control the actions or the public's perceptions of such manufacturers, nor can we assure that these manufacturers will conduct their businesses using ethical or legal labor practices. Apparel companies can be held jointly liable for the wrongdoings of the manufacturers of their products. While we do not control their employees' employment conditions or the manufacturer's business practices, and the manufacturers act in their own interest, they may act in a manner that result in negative public perceptions of us and/or employee allegations or court determinations that we are jointly liable. Currently, there are two litigation matters pending that involve labor disputes. Although the amount of liability with respect to these actions cannot be accurately predicted, in the opinion of Management, any such liability will not individually or in the aggregate have a material adverse effect on our business, financial condition or results of operations.

RISKS RELATING TO OUR COMMON STOCK:

  1.
  Our stock price may fluctuate because of the small number of shares that can be publicly traded and the low average daily trading volumes.    The vast majority of our outstanding shares of our common stock are not registered and are subject to trading restrictions. As of June 30, 2003, only 4,911,324 shares of our common stock were available to be publicly traded, and as a result, our average daily trading volumes are relatively low, and our stock price is vulnerable to market swings due to large purchases, sales and short sales of our common stock.

  2.
  Because a principal shareholder controls the company, other shareholders may not be able to influence the direction the company takes.    As of June 30, 2003, Manny Mashouf, the Chairman of the Board and Chief Executive Officer, beneficially owned approximately 80.9% of the outstanding shares of our common stock. As a result, he alone can control the election of directors and the outcome of all issues submitted to the shareholders. This may make it more difficult for a third party to acquire shares, may discourage acquisition bids, and could limit the price that certain investors might be willing to pay for shares of common stock. This concentration of stock ownership may have the effect of delaying, deferring or preventing a change in control of our company.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We are exposed to market risks, which include changes in U.S. interest rates and, to a lesser extent, foreign exchange rates. We do not engage in financial transactions for trading or speculative purposes.

Interest Rate Risk.

        We currently maintain a portfolio of fixed and variable investments consisting of cash equivalents, short-term marketable securities and long-term marketable securities, which can be affected by changes in market interest rates. According to our investment policy, we may invest in taxable and tax exempt instruments. In addition, the policy establishes limits on credit quality, maturity, issuer and type of instrument. Marketable securities are classified as "available for sale". Marketable securities are comprised of tax-exempt municipal bonds. We do not use derivative financial instruments in our investment portfolio.

        All highly liquid investments with a maturity of three months or less at the date of purchase are considered to be cash equivalents. The remaining investments are considered short-term marketable securities if maturities range between four and twelve months or long term marketable securities if maturities are over twelve months.

        The following table lists our cash equivalents, short-term marketable securities and long-term marketable securities at June 30, 2003:

	2003	Fair Value
	(Dollars in thousands)
Cash equivalents	$118,475	$118,475
Weighted average interest rate	1.85%
Short-term marketable securities	10,500	10,500
Weighted average interest rate	2.42%
Long-term marketable securities	7,875	7,875
Weighted average interest rate	2.72%

Total	$136,850	$136,850

        The interest payable on our bank line of credit is based on variable interest rates and therefore affected by changes in market interest rates. If interest rates rose .4 basis points (a 10% change from the bank's reference rate as of June 30, 2003), our results from operations and cash flows would not be significantly affected.

Foreign Currency Risks.

        We enter into a significant amount of purchase obligations outside of the U.S. which are settled in U.S. Dollars and, therefore, we have only minimal exposure to foreign currency exchange risks. We also operate a subsidiary with a functional currency other than the U.S. Dollar. This subsidiary represented less than two percent of total revenues for fiscal year 2003 and, therefore, presents only minimal exposure to foreign currency exchange risks. We do not hedge against foreign currency risks and believe that foreign currency exchange risk is immaterial.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        Information with respect to this item is set forth in "Index to Financial Statements."

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A. CONTROLS AND PROCEDURES

        Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

        Information with respect to this item is incorporated by reference from the Registrant's definitive Proxy Statement to be filed with the Commission not later than 120 days after the end of the Registrant's fiscal year.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a)
  1.
  The financial statements listed in the "Index to Financial Statements" at page F-1 are filed as a part of this report.

  2.
  Financial statement schedules are included on page S-1 or are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

  3.
  Exhibits included or incorporated herein: See Index to Exhibits.

  (b)
  Reports on Form 8-K.

Date of Report	Items	Description
April 16, 2003	7, 9	The Company issued a press release announcing March 2003 sales and a press release announcing the Company's updated financial outlook for the third quarter of fiscal 2003.
April 24, 2003	7, 9	The Company issued a press release announcing third quarter earnings of fiscal 2003.
May 8, 2003	7, 9	The Company issued a press release announcing April 2003 sales.
June 5, 2003	7, 9	The Company issued a press release announcing May 2003 sales and a press release announcing the Company's updated financial outlook for the fourth quarter of fiscal 2003.
  (c)
  Exhibits

EXHIBIT NUMBER	DESCRIPTION OF DOCUMENT
3.1*	Amended and Restated Articles of Incorporation of Registrant.
3.2	Amended and Restated Bylaws of Registrant.
4.1*	Specimen certificate representing the Common Stock (in standard printer form, not provided).
10.1	1997 Stock Plan.
10.2*	1998 Stock Purchase Plan.
10.3*	Form of Indemnification Agreement.
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
10.8***	Form of Retail Store License Agreement between Registrant and [company].
10.9****	Amendment No. 1 to Lease Agreement (amendment to Standard Industrial/Commercial-Tenant Lease-Net dated November 30, 1998 between Registrant and Far Western Land and Investment Company, Inc.)
10.10	Lease Agreement dated October 24, 2000, as amended, between Registrant and Lincoln PO Benecia Limited Partnership.
10.11	Lease Agreement dated November 3, 2000, as amended, between Registrant and Stanley Hirsh and Anita Hirsh as trustees, D/B/A Mercantile Center.
10.12	Form of Restricted Stock Units Agreement
10.13	Notice of Grant of Restricted Stock Units to Barbara Bass
10.14	Notice of Grant of Restricted Stock Units to Corrado Federico
10.15	Notice of Grant of Restricted Stock Units to Robert Jaffe
10.16	Notice of Grant of Restricted Stock Units to Daniel Wardlow
21.1	Subsidiaries of Registrant.
23.1	Independent Auditors' Consent and Report on Schedules.
24.1	Power of Attorney (see signature page).
31.1	Section 302 Certification of Chief Executive Officer.
31.2	Section 302 Certification of Chief Financial Officer.
32.1	Section 906 Certification of Chief Executive Officer.
32.2	Section 906 Certification of Chief Financial Officer.

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

SIGNATURES

        Pursuant to the requirements of the Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Brisbane, State of California, on the 29th day of September 2003.

bebe stores, inc.

By:	/s/ MANNY MASHOUF Manny Mashouf Chief Executive Officer (Principal Executive Officer)

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

        Pursuant to the requirements of the Exchange Act, this Annual Report on Form 10-K has been signed by the following persons in the capacities and on the dates indicated:

Name	Title	Date

/s/ MANNY MASHOUF Manny Mashouf	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	September 29, 2003
/s/ JOHN KYEES John Kyees	Chief Financial and Chief Administrative Officer (Principal Financial Officer and Principal Accounting Officer)	September 29, 2003
/s/ ROBERT JAFFE Robert Jaffe	Vice Chairman of the Board	September 29, 2003
/s/ NEDA MASHOUF Neda Mashouf	Director	September 29, 2003
/s/ BARBARA BASS Barbara Bass	Director	September 29, 2003
/s/ CORRADO FEDERICO Corrado Federico	Director	September 29, 2003
/s/ DANIEL WARDLOW Daniel Wardlow	Director	September 29, 2003

S-1

bebe stores, inc.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JUNE 30, 2003, 2002 AND 2001:

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of
bebe stores, inc.:

        We have audited the accompanying consolidated balance sheets of bebe stores, inc. as of June 30, 2003 and 2002 and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three fiscal years in the period ended June 30, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of bebe stores, inc. as of June 30, 2003 and 2002 and the results of its operations and its cash flows for each of the three fiscal years in the period ended June 30, 2003 in conformity with accounting principles generally accepted in the United States of America.

/s/  DELOITTE & TOUCHE LLP

San Francisco, California
September 15, 2003

bebe stores, inc.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)

	As of June 30,
	2003	2002
Assets:
Current assets:
Cash and equivalents	$132,889	$123,431
Short-term marketable securities	10,500	—
Receivables (net of allowance of $531 and $190)	1,750	2,249
Inventories	25,422	23,357
Deferred income taxes	3,226	2,389
Prepaid and other	3,063	4,849

Total current assets	176,850	156,275
Equipment and leasehold improvements, net	52,305	50,573
Long-term marketable securities	7,875	—
Deferred income taxes	3,202	4,563
Other assets	1,746	1,754

Total assets	$241,978	$213,165

Liabilities and Shareholders' Equity:
Current liabilities:
Accounts payable	$15,310	$12,138
Accrued liabilities	11,700	10,399

Total current liabilities	27,010	22,537
Deferred rent	13,623	10,087

Total liabilities	40,633	32,624

Commitments and contingencies	—	—
Shareholders' equity:
Preferred stock-authorized 1,000,000 shares at $0.001 par value per share; no shares issued and outstanding
Common stock-authorized 40,000,000 shares at $0.001 par value per share; issued and outstanding 25,682,875 and 25,612,056 shares	26	26
Additional paid-in capital	39,918	38,624
Deferred compensation	(75)	—
Accumulated other comprehensive (income) loss	269	(37)
Retained earnings	161,207	141,928

Total shareholders' equity	201,345	180,541

Total liabilities and shareholders' equity	$241,978	$213,165

See accompanying notes to consolidated financial statements.

bebe stores, inc.

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except share data)

	Fiscal Year Ended June 30,
	2003	2002	2001
Net sales	$323,549	$316,424	$290,836
Cost of sales, including buying and occupancy	179,058	174,048	151,204

Gross profit	144,491	142,376	139,632
Selling, general and administrative expenses	115,851	101,828	97,817

Income from operations	28,640	40,548	41,815
Other expense (income):
Interest expense	1	4	16
Interest income	(2,043)	(2,191)	(3,453)
Other, net	(157)	113	30

Earnings before income taxes	30,839	42,622	45,222
Provision for income taxes	11,560	16,138	17,415

Net earnings	$19,279	$26,484	$27,807

Basic earnings per share	$0.75	$1.04	$1.12
Diluted earnings per share	$0.74	$1.02	$1.08
Basic weighted average shares outstanding	25,644	25,404	24,792
Diluted weighted average shares outstanding	25,902	25,964	25,697

See accompanying notes to consolidated financial statements.

bebe stores, inc.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(Amounts in thousands)

	Common Stock
					Accumulated Other Comprehensive Loss
	Number of Shares	Amount	Additional Paid-in Capital	Deferred Compensation		Retained Earnings	Total	Comprehensive Income
Balance as of June 30, 2000	24,590	$24	$24,661	$(433)	$(90)	$87,637	$111,799
Net earnings						27,807	27,807	$27,807
Foreign currency translation adjustment					(100)		(100)	(100)

Total comprehensive income								$27,707

Deferred compensation			(20)	433			413
Common stock issued under stock plans including tax benefit	598	1	7,376				7,377

Balance as of June 30, 2001	25,188	$25	$32,017	$0	$(190)	$115,444	$147,296
Net earnings						26,484	26,484	$26,484
Foreign currency translation adjustment					153		153	153

Total comprehensive income								$26,637

Deferred compensation
Common stock issued under stock plans including tax benefit	424	1	6,607				6,608

Balance as of June 30, 2002	25,612	$26	$38,624	$0	$(37)	$141,928	$180,541
Net earnings						19,279	19,279	$19,279
Foreign currency translation adjustment					306		306	306

Total comprehensive income								$19,585

Deferred compensation			100	(100)
Amortization of deferred compensation				25			25
Common stock issued under stock plans including tax benefit	71	—	1,194				1,194

Balance as of June 30, 2003	25,683	$26	$39,918	$(75)	$269	$161,207	$201,345

See accompanying notes to consolidated financial statements.

bebe stores, inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amount in thousands)

	Fiscal Year Ended June 30,
	2003	2002	2001
Cash flows from operating activities:
Net earnings	$19,279	$26,484	$27,807
Adjustments to reconcile net earnings to cash provided by operating activities:
Non-cash compensation expense	25	—	413
Depreciation and amortization	12,785	10,071	8,280
Tax benefit from stock options exercised	451	2,289	4,381
Net loss on disposal of property	293	713	691
Deferred income taxes	524	(1,578)	(215)
Deferred rent	3,534	6,130	589
Changes in operating assets and liabilities:
Receivables	356	33	405
Inventories	(2,034)	4,414	(3,437)
Other assets	94	(404)	(765)
Prepaid expenses	1,791	2,347	(6,058)
Accounts payable	3,171	1,261	(2,088)
Accrued liabilities	1,344	(1,835)	3,710

Net cash provided by operating activities	41,613	49,925	33,713
Cash flows from investing activities:
Purchase of equipment and leasehold improvements	(14,878)	(21,945)	(17,963)
Proceeds from sales of equipment	6	39	—
Purchase of marketable securities	(23,375)	—	—
Proceeds from sale of marketable securities	5,000	—	—

Net cash used by investing activities	(33,247)	(21,906)	(17,963)
Cash flows from financing activities:
Repayments of capital leases	(2)	(73)	(69)
Repayments of investment note	(13)	—	(18)
Net proceeds from issuance of common stock	743	4,318	2,995

Net cash provided by financing activities	728	4,245	2,908
Effect of exchange rate changes on cash	364	167	(199)
Net increase in cash and equivalents	9,458	32,431	18,459
Cash and equivalents:
Beginning of year	123,431	91,000	72,541

End of year	$132,889	$123,431	$91,000

Supplemental information:
Cash paid for interest	$1	$4	$16

Cash paid for income taxes	$8,389	$17,825	$18,274

See accompanying notes to consolidated financial statements.

bebe stores, inc.

CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

        Nature of the business—bebe stores, inc., the "Company," designs, develops and produces a distinctive line of contemporary women's apparel and accessories, which it markets under the bebe and BEBE SPORT brand names primarily through its 180 specialty retail stores located in 32 states, the District of Columbia, Canada, 16 licensed stores internationally and an on-line store at www.bebe.com.

        The Company has one reportable segment and has two brands with product lines of a similar nature. Revenues of the Company's international retail operations represent less than two percent of total revenues for fiscal year 2003.

        Basis of financial statement presentation—The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America (GAAP).

        Consolidation—The consolidated financial statements include the accounts of the Company and its subsidiary. All significant intercompany transactions and balances have been eliminated.

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

        Marketable Securities—The Company's marketable securities are classified as "available for sale". Marketable securities are comprised of tax-exempt municipal bonds. Short-term marketable securities consist of investments with maturities less than or equal to 1 year. Long-term marketable securities consist of investments with maturities greater than 1 year. As of June 30, 2003, the carrying value equaled the fair value based on the nature of the investments held.

        Inventories are stated at the lower of weighted average cost or market. Cost includes certain indirect purchasing, merchandise handling and storage costs.

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

        Deferred rent—Many of the Company's operating leases contain predetermined fixed increases of the minimum rental rate during the initial lease term. For these leases, the Company recognizes the related rental expense on a straight-line basis and records the difference between the amount charged to expense and the rent paid as deferred rent

        Construction allowance—The Company receives construction allowances from landlords, which are deferred and amortized on a straight-line basis over the life of the lease as a reduction of rent expense. Construction allowances are recorded under deferred rent on the balance sheet.

        Store preopening costs associated with the opening or remodeling of stores, such as preopening rent and payroll, are expensed as incurred.

        Advertising costs are charged to expense when the advertising first takes place. Advertising costs were $12.2 million, $10.7 million and $10.4 million, respectively, during fiscal 2003, 2002 and 2001.

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

        Fair value of financial instruments—The carrying values of cash and cash equivalents, marketable securities, receivables and accounts payable approximates the estimated fair values.

        Concentration of credit risk—Financial instruments, which principally subject the Company to concentration of credit risk, consist principally of cash and cash equivalents and marketable securities. The Company invests its cash through financial institutions. At times, such amounts may be in excess of FDIC insurance limits.

        Impairment of long-lived assets—The Company regularly reviews the carrying value of its long-lived assets. Whenever events or changes in circumstances indicate that the carrying amount of its assets might not be recoverable, the Company, using its best estimates based on reasonable and supportable assumptions and projections, has reviewed for impairment the carrying value of long-lived assets. Based on the review of certain underperforming stores, the Company recorded an impairment charge of $265,000 in 2003.

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

Company's net earnings, basic EPS and diluted EPS would have been reduced to the pro forma amounts indicated below:

	Fiscal Year Ended June 30,
	2003	2002	2001
	(Dollars in thousands, except per share amounts)
As reported	$19,279	$26,484	$27,807
Add: Stock-based employee compensation expense included in reported net income, net of income tax	16	—	—
Deduct: Stock based employee compensation determined under the fair value method, net of income tax	(2,191)	(2,785)	(2,277)

Pro forma	$17,104	$23,699	$25,530

As reported	$0.75	$1.04	$1.12
Pro forma	$0.67	$0.93	$1.03
As reported	$0.74	$1.02	$1.08
Pro forma	$0.66	$0.91	$0.99

        The fair value of each option grant was estimated on the date of the grant using the minimum value method with the following weighted-average assumptions:

	Fiscal Year Ended June 30,
	2003	2002	2001
Expected dividend rate	0.00%	0.00%	0.00%
Volatility	60.23%	63.50%	97.74%
Risk-free interest rate	2.27%	5.52%	5.75%
Expected lives (years)	5.39	5.32	5.67

        Earnings per share—Basic earnings per share (EPS) is computed as net earnings divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through the exercise of outstanding dilutive stock options.

        The following is a reconciliation of the number of shares used in the basic and diluted earnings per share computations:

	Fiscal Year Ended June 30,
	2003	2002	2001
	(in thousands)
Basic weighted average number of shares outstanding	25,644	25,404	24,792
Incremental shares from assumed issuance of stock options	258	560	905

Diluted weighted average number of shares outstanding	25,902	25,964	25,697

        The number of incremental shares from the assumed issuance of stock options is calculated by applying the treasury stock method.

        Excluded from the computation of the number of diluted weighted average shares outstanding were antidilutive options of 1.2 million, 1.2 million and 0.3 million, respectively.

        Revenue recognition—Net sales consist of all product sales, net of estimated returns. Gift certificates sold are carried as a liability and revenue is recognized when the gift certificate is redeemed. Similarly, customers may receive a store credit in exchange for returned goods. Store credits are carried as a liability until redeemed. Royalty revenue is recorded as earned.

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

New accounting pronouncements

        In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and establishes standards for the recognition and measurement of asset impairment and disposal cost. SFAS No. 144 supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. The Company adopted this Statement on July 1, 2002. Adoption of this Statement did not have a significant impact on our financial position or results of operations.

        In June 2002, the FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities", which addresses accounting for restructuring and similar costs. SFAS 146 supersedes previous accounting guidance, principally Emerging Issues Task Force Issue No. 94-3. SFAS 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost was recognized at the date of the company's commitment to an exit plan. SFAS 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS 146 may effect the timing of recognizing any future restructuring costs as well as the amounts recognized. The Company adopted this Statement, as required, on December 31, 2002. Adoption of this Statement did not have a significant impact on our financial position or results of operations.

2. Inventories

        The Company's inventories consist of:

	As of June 30,
	2003	2002
	(Dollars in thousands)
Raw materials	$4,775	$3,758
Merchandise available for sale	20,647	19,599

Inventories	$25,422	$23,357

3. Credit Facilities

        The Company has an unsecured commercial line of credit agreement with a bank, which provides for borrowings and issuance of letters of credit of up to $10.0 million and expires on December 1, 2003. The outstanding balance bears interest at either the bank's reference rate (which was 4.00% and 4.75%, as of June 30, 2003 and 2002, respectively) or the LIBOR rate plus 1.75 percentage points. As of June 30, 2003 and 2002, there were no outstanding borrowings, and there was $4.4 million and $2.3 million, respectively, outstanding in letters of credit.

        This credit facility requires the Company to comply with certain financial covenants, including a minimum tangible net worth and certain restrictions on making loans and investments. In addition, under the line of credit, cash dividends can not be paid without the prior consent of the lending institution.

4. Operating Leases

        The Company leases its retail store locations, corporate headquarters, distribution center and certain office equipment and accounts for these leases as operating leases. Store leases typically provide for payment by the Company of certain operating expenses, real estate taxes and additional rent based on a percentage of net sales if a specified net sales target is exceeded. In addition, certain leases have escalation clauses and provide for terms of renewal and/or early termination based on the net sales volumes achieved.

        Rent expense for the fiscal years ended June 30, 2003, 2002 and 2001 was $44.5 million, $40.2 million and $34.5 million, respectively. Rent expense includes percentage rent and other lease-required expenses for the years ended 2003, 2002 and 2001 of $14.4 million, $12.7 million, and $11.3 million, respectively.

        Future minimum lease payments under operating leases at June 30, 2003 are as follows:

Fiscal year ending June 30 (Dollars in thousands),
2004	$28,895
2005	28,189
2006	26,936
2007	26,173
2008	25,330
Thereafter	75,575

Total minimum lease payments	$211,098

5. Accrued Liabilities

        Accrued liabilities consist of the following:

	June 30, 2003	June 30, 2002
	(In thousands)
Gift Certificates and Store Credits	$4,547	$4,699
Employee Compensation	3,137	2,633
Store operations and other	2,858	2,026
Sales/Use Tax Payable	1,158	1,041

Total	$11,700	$10,399

6. Income Taxes

        Significant components of the provision for income taxes are as follows:

	Fiscal Year Ended June 30,
	2003	2002	2001
	(Dollars in thousands)
Current:
Federal	$9,051	$13,639	$13,538
State	1,848	3,869	3,894
Foreign	137	208	198

	11,036	17,716	17,630

Deferred
Federal	285	(1,278)	(92)
State	12	(328)	(80)
Foreign	227	28	(43)

	524	(1,578)	(215)

Provision	$11,560	$16,138	$17,415

        A reconciliation of the federal statutory tax rate with the Company's effective income tax rate is as follows:

	Fiscal Year Ended June 30,
	2003	2002	2001
Federal statutory rate	35.0%	35.0%	35.0%
State rate, net of federal benefit	3.9	5.4	5.5
Tax-exempt interest	(2.0)	(1.5)	(2.2)
Other	0.6	(1.0)	0.2

Effective tax rate	37.5%	37.9%	38.5%

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax reporting purposes.

        Significant components of the Company's deferred tax assets (liabilities) are as follows:

	As of June 30,
	2003	2002
	(Dollars in thousands)
Current:
Gift Certificates/Store Credits	$866	$892
Inventory Reserve	608	745
Accrued Vacation	594	273
Uniform Capitalization	76	(135)
Other	1,082	614

Total Current	3,226	2,389

Non-Current:
Basis Difference in Fixed Assets	1,208	2,575
Deferred Rent	1,833	1,674
Foreign Tax Credit	350	0
Other	(127)	314

Total Non-Current	3,264	4,563
Valuation allowance	(62)	0

Net deferred tax assets	$6,428	$6,952

        The Company has foreign tax credit carryforwards of approximately $350,000 which will expire at various dates from June 30, 2004 to June 30, 2008. Utilization of these credits is limited by the generation of foreign source income in future years. A valuation allowance of approximately $62,000 has been established related to these foreign tax credit carryforwards as the utilization of such amount is not assured.

7. Equipment and Leasehold Improvements

        Equipment and leasehold improvements consist of the following:

	As of June 30,
	2003	2002
	(Dollars in thousands)
Leasehold improvements	$52,538	$44,006
Furniture, fixtures, equipment and vehicles	17,278	15,538
Computer hardware and software	21,540	16,454
Assets under capital lease	330	329
Construction in progress	2,601	4,611

Total	94,287	80,938
Less: accumulated depreciation and amortization	(41,982)	(30,365)

Equipment and leasehold improvements, net	$52,305	$50,573

8. Employee Benefit Plan

        Employees are eligible to participate in the Company's 401(k) plan if they have been employed by the Company for one year, have reached age 21, and work at least 1,000 hours annually. Generally, employees can defer up to 15% of their gross wages up to the maximum limit allowable under the Internal Revenue Code. The employer can make a discretionary matching contribution for the employee. Employer contributions to the plan for the years ended June 30, 2003, 2002 and 2001 were $131,000, $132,000, and $126,000, respectively.

9. Shareholders' Equity

Preferred Stock

        Our shareholders have granted the Board of Directors the authority to issue up to 1,000,000 shares of $0.001 par value preferred stock and to fix the rights, preferences, privileges and restrictions including voting rights, of these shares without any further vote or approval by the shareholders. No preferred stock has been issued to date.

Common Stock Plans

        The 1997 Stock Plan as amended (the "Stock Plan") provides for the grant of incentive stock options, non-qualified stock options, stock purchase rights, stock awards and restricted stock units. As of June 30, 2003, the Company has reserved 4,330,000 shares of common stock for issuance under the Stock Plan.

        The following table summarizes information about stock options outstanding at June 30, 2003:

	Options Outstanding
				Options Vested
		Weighted Average Remaining Life (in years)
Exercise Prices	Number (in thousands)		Weighted Average Exercise Price	Number (in thousands)	Weighted Average Exercise Price
$0.00 to $9.97	441	4.72	$3.74	383	$3.05
$10.13 to $14.06	361	8.89	13.11	62	13.13
$14.10 to $17.40	462	9.07	16.18	68	16.26
$17.61 to $23.08	456	8.89	21.12	96	21.70
$23.15 to $35.05	261	7.27	29.28	166	29.53

	1,981	7.79	$15.73	775	$13.02

        The following summarizes stock option activity:

	Shares Outstanding	Weighted Average Exercise Price Per Share
	(Amounts in thousands)
Balance June 30, 2000	1,680	$10.24
Granted	1,230	13.90
Exercised	(568)	4.71
Cancelled	(352)	15.52

Balance June 30, 2001	1,990	12.75
Granted	779	25.16
Exercised	(407)	9.92
Cancelled	(760)	18.19

Balance June 30, 2002	1,602	17.02
Granted	994	15.75
Exercised	(58)	10.04
Cancelled	(557)	19.99

Balance June 30, 2003	1,981	15.73

        The weighted average fair value of options granted during the fiscal year ended June 30, 2003, 2002, and 2001 was $8.47, $11.80 and $6.26, respectively. As of June 30, 2003 there were 687,795 shares available for future grant.

Stock Purchase Plan

        The 1998 Employee Stock Purchase Plan (the "Plan") has a total of 750,000 shares of common stock reserved for issuance under the Plan. The Plan allows eligible employees to purchase our common stock in an amount, which may not exceed 10% of the employee's compensation. The Plan is implemented in sequential 24-month offerings. Each offering is generally comprised of eight, three-month purchase periods, with shares purchased on the last day of each purchase period (a "Purchase

Date"). The price at which stock may be purchased is equal to 85% of the lower of fair market value of our common stock on the first and last day of the offering period or the Purchase Date. Under the Purchase plan in the years ended June 30, 2003, 2002 and 2001 there were 12,992, 16,908 and 29,109 shares issued, respectively.

10. Litigation

        From time to time, the Company may be involved in litigation relating to claims arising out of our operations. As of the date of this filing, the Company is currently involved in several ongoing legal proceedings; however, none of these proceedings are expected, individually or in the aggregate, to have a material adverse effect on the Company's business, financial condition or results of operations.

        The lawsuit we filed on August 16, 2002 in the Federal District Court for the Eastern District of Missouri (the "Court") against May Department Stores Company ("May Company") has been settled to our satisfaction. This was a civil action for preliminary and permanent injunctive relief and damages sought against May Company for trademark infringement, trademark dilution, unfair competition and false designation of origin, arising, in part under the Lanham Act. This action also arose under the statutes and common law of the State of Missouri involving trademark infringement and dilution. We were seeking (i) a permanent injunction prohibiting May Company from using or permitting the use of the name "be" and all other names which are confusingly similar to the bebe marks; (ii) an accounting and disgorgement of May Company's profits; (iii) an award of punitive damages; and (iv) any other relief including prejudgment interest, post-judgment interest and costs that the Court deems just and proper.

        Along with approximately one hundred and seven other parties, we were named in a class action suit filed in Los Angeles Superior Court (case No. BC294155) concerning the substance of one of the questions on our employment application.

11. Quarterly Financial Information (Unaudited)

        The quarterly financial information presented below reflects all adjustments which, in the opinion of the Company's management, are of a normal and recurring nature necessary to present fairly the results of operations for the periods presented.

	2003 Quarter Ended
	Sept. 30	Dec. 31	March 31	June 30
Net sales	$73,842	$100,823	$68,772	$80,112
Gross profit	33,692	48,420	28,933	33,446
Selling, general and administrative expenses	26,026	31,730	29,258	28,837
Income/(Loss) from operations	7,666	16,690	(325)	4,609
Earnings before income taxes	8,149	17,252	227	5,211
Net earnings	5,095	10,791	142	3,251
Basic earnings per share	$0.20	$0.42	$0.01	$0.13
Diluted earnings per share	$0.20	$0.42	$0.01	$0.13
	2002 Quarter Ended
	Sept. 30	Dec. 31	March 31	June 30
Net sales	$73,645	$98,707	$70,611	$73,461
Gross profit	34,270	47,018	28,981	32,107
Selling, general and administrative expenses	24,618	27,697	23,408	26,105
Income from operations	9,652	19,321	5,573	6,002
Earnings before income taxes	10,306	19,838	6,041	6,437
Net earnings	6,487	12,259	3,774	3,964
Basic earnings per share	$0.26	$0.48	$0.15	$0.16
Diluted earnings per share	$0.25	$0.47	$0.15	$0.15

SCHEDULE

bebe stores, inc.

VALUATION AND QUALIFYING ACCOUNTS

Column A	Column B	Column C Additions		Column D	Column E
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deduction	Balance at End of Period
Year Ended June 30, 2001
Allowance for doubtful accounts receivable	$164	$349		$(97)	$416
Reserve for store closures	702	245		(724)	223

	$866	$594		$(821)	$639

Year Ended June 30, 2002
Allowance for doubtful accounts receivable	$416	$235		$(461)	$190
Reserve for store closures	223	—		(223)	—

	$639	$235		$(684)	$190

Year Ended June 30, 2003
Allowance for doubtful accounts receivable	$190	$384		$(43)	$531
Reserve for store closures	—	265		—	265

	$190	$649		$(43)	$796

S-1

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION OF DOCUMENT
3.1*	Amended and Restated Articles of Incorporation of Registrant.
3.2	Amended and Restated Bylaws of Registrant.
4.1*	Specimen certificate representing the Common Stock (in standard printer form, not provided).
10.1	1997 Stock Plan.
10.2*	1998 Stock Purchase Plan.
10.3*	Form of Indemnification Agreement.
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
10.8***	Form of Retail Store License Agreement between Registrant and [company].
10.9****	Amendment No. 1 to Lease Agreement (amendment to Standard Industrial/Commercial-Tenant Lease-Net dated November 30, 1998 between Registrant and Far Western Land and Investment Company, Inc.)
10.10	Lease Agreement dated October 24, 2000, as amended, between Registrant and Lincoln PO Benecia Limited Partnership.
10.11	Lease Agreement dated November 3, 2000, as amended, between Registrant and Stanley Hirsh and Anita Hirsh as trustees, D/B/A Mercantile Center.
10.12	Form of Restricted Stock Units Agreement
10.13	Notice of Grant of Restricted Stock Units to Barbara Bass
10.14	Notice of Grant of Restricted Stock Units to Corrado Federico
10.15	Notice of Grant of Restricted Stock Units to Robert Jaffe
10.16	Notice of Grant of Restricted Stock Units to Daniel Wardlow
21.1	Subsidiaries of Registrant.
23.1	Independent Auditors' Consent and Report on Schedules.
24.1	Power of Attorney (see signature page).
31.1	Section 302 Certification of Chief Executive Officer.
31.2	Section 302 Certification of Chief Financial Officer.
32.1	Section 906 Certification of Chief Executive Officer.
32.2	Section 906 Certification of Chief Financial Officer.

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
  ITEM 9A. CONTROLS AND PROCEDURES
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
PART IV
  ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
SIGNATURES
POWER OF ATTORNEY
bebe stores, inc. INDEX TO CONSOLIDATED FINANCIAL STATEMENTS YEARS ENDED JUNE 30, 2003, 2002 AND 2001
INDEPENDENT AUDITORS' REPORT
bebe stores, inc. CONSOLIDATED BALANCE SHEETS (Dollars in thousands, except share data)
bebe stores, inc. CONSOLIDATED STATEMENTS OF INCOME (Dollars in thousands, except share data)
bebe stores, inc. CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Amounts in thousands)
bebe stores, inc. CONSOLIDATED STATEMENTS OF CASH FLOWS (Amount in thousands)
bebe stores, inc. CONSOLIDATED NOTES TO FINANCIAL STATEMENTS bebe stores, inc. VALUATION AND QUALIFYING ACCOUNTS
INDEX TO EXHIBITS