Form 10-Q
period 2003-09-30
BEBE STORES INC
filed 2003-11-14
CIK 1059272

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
        Washington, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

Telephone: (415) 715-3900

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [ ] Yes [X] No

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act).  [ ] Yes [X] No

      Indicate the number of shares outstanding of each of the issuers of common stock, as of the latest practicable date.

COMMON STOCK, PAR VALUE OF $0.001 PER SHARE, 25,791,239 SHARES
OUTSTANDING AS OF OCTOBER 31, 2003

bebe stores, inc. TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION ITEM 1. Condensed Consolidated Financial Statements

bebe stores, inc. CONDENSED CONSOLIDATED BALANCE SHEETS (Dollars in thousands, except share data) (unaudited)

	As of SEPTEMBER 30,	As of JUNE 30,	As of SEPTEMBER 30,
	2003	2003	2002

Assets:
Current assets:
Cash and cash equivalents	$148,672	$132,889	$121,166
Short term marketable securities	2,072	10,500	6,228
Receivables (net of allowance of $574, $531 and $223)	1,566	1,750	2,785
Inventories	30,028	25,422	29,359
Prepaid and other	5,688	6,289	7,854

Total current assets	188,026	176,850	167,392
Equipment and leasehold improvements, net	51,155	52,305	54,002
Long term marketable securities	7,875	7,875	--
Other assets	4,942	4,948	6,292

Total assets	$251,998	$241,978	$227,686

Liabilities and Shareholders' Equity:
Current liabilities:
Accounts payable	$14,485	$15,310	$17,054
Accrued liabilities	11,915	11,700	9,891
Income taxes payable	2,088	--	3,046

Total current liabilities	28,488	27,010	29,991
Deferred rent	14,590	13,623	11,937

Total liabilities	43,078	40,633	41,928

Commitments and contingencies
Shareholders' equity:
Preferred stock-authorized 1,000,000 shares at $0.001 par value per share; no shares issued and outstanding	--	--	--
Common stock-authorized 40,000,000 shares at $0.001 par value per share; issued and outstanding 25,787,718, 25,682,875 and 25,625,819 shares	26	26	26
Additional paid-in capital	41,342	39,918	38,793
Deferred compensation	(14)	(75)	--
Accumulated other comprehensive income/(loss) and other	316	269	(84)
Retained earnings	167,250	161,207	147,023

Total shareholders' equity	208,920	201,345	185,758

Total liabilities and shareholders' equity	$251,998	$241,978	$227,686

See accompanying notes to condensed consolidated financial statements.

3

bebe stores, inc. CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (Amounts in thousands, except per share data) (unaudited)

	Three Months Ended September 30,
	2003	2002

Net sales	$83,552	$73,842
Cost of sales, including production and occupancy	45,052	40,150

Gross profit	38,500	33,692
Selling, general and administrative expenses	29,292	26,026

Income from operations	9,208	7,666
Interest and other expense (income), net	(461)	(483)

Earnings before income taxes	9,669	8,149
Provision for income taxes	3,626	3,054

Net earnings	$6,043	$5,095

Basic earnings per share	$0.23	$0.20
Diluted earnings per share	$0.23	$0.20
Basic weighted average shares outstanding	25,731	25,621
Diluted weighted average shares outstanding	26,261	25,887

See accompanying notes to condensed consolidated financial statements.

4

bebe stores, inc. CONSOLIDATED STATEMENTS OF CASH FLOWS (Amounts in thousands) (unaudited)

	Three Months Ended September 30,
	2003	2002

Cash flows from operating activities:
Net earnings	$6,043	$5,095
Adjustments to reconcile net earnings to cash provided by operating activities:
Non-cash compensation expense	61	--
Depreciation and amortization	3,182	2,843
Tax benefit from stock options exercised	240	33
Net loss/(gain) on disposal of property	(5)	5
Changes in operating assets and liabilities:
Receivables	184	(481)
Inventories	(4,606)	(6,013)
Other assets	(48)	(37)
Prepaid expenses	601	(619)
Accounts payable	(825)	4,916
Accrued liabilities	229	(456)
Income taxes payable	2,088	2,976
Deferred rent	967	1,851

Net cash provided by operating activities	8,111	10,113

Cash flows from investing activities:
Purchase of equipment and leasehold improvements	(1,978)	(6,255)
Proceeds from sales of equipment	--	6
Purchase of marketable securities	--	(6,228)
Proceeds from sale of marketable securities	8,428	--

Net cash provided/(used) by investing activities	6,450	(12,477)

Cash flows from financing activities:
Repayments of capital leases	--	(2)
Net proceeds from issuance of common stock	1,184	134

Net cash provided by financing activities	1,184	132

Effect of exchange rate changes on cash	38	(33)
Net increase/(decrease) in cash and equivalents	15,783	(2,265)
Cash and equivalents:
Beginning of year	132,889	123,431

End of period	$148,672	$121,166

See accompanying notes to condensed consolidated financial statements.

5

bebe stores, inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

INTERIM FINANCIAL STATEMENTS

        The accompanying condensed consolidated balance sheets of bebe stores, inc. as of September 30, 2003, June 30, 2003 and September 30, 2002 and the condensed consolidated statements of earnings and of cash flows for the three months ended September 30, 2003 and 2002 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X without audit. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position at the balance sheet dates and the results of earnings for three months then ended have been included. The condensed consolidated balance sheet at June 30, 2003, presented herein, was derived from the audited balance sheet included in the Form 10-K for the fiscal year ended June 30, 2003.

        Our business is affected by the pattern of seasonality common to most retail apparel businesses. The results for the current and prior periods are not necessarily indicative of future financial results.

        Certain notes and other information have been condensed or omitted from the interim condensed consolidated financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these condensed consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended June 30, 2003.

MARKETABLE SECURITIES

        The Company’s marketable securities are classified as “available for sale.” Marketable securities are comprised of tax-exempt municipal bonds. Short-term marketable securities consist of investments with maturities less than or equal to 1 year. Long-term marketable securities consist of investments with maturities greater than 1 year. As of September 30, 2003, the carrying value approximated the fair value based on the nature of the investments held.

EARNINGS PER SHARE

        Basic earnings per share is computed as net earnings divided by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur from common shares issuable through stock options, warrants and other convertible securities.

        The following is a reconciliation of the number of shares used in the basic and diluted earnings per share computations:

	Three Months Ended September 30,
	2003	2002
	(In thousands)
Basic weighted average number of shares outstanding	25,731	25,621
Incremental shares from the assumed issuance of stock options	530	266
Diluted weighted average number of shares outstanding	26,261	25,887

The number of incremental shares from the assumed issuance of stock options is calculated applying the treasury stock method. 6

        Excluded from the computation of the number of diluted weighted average shares outstanding were antidilutive options of 241,000 and 387,000, for the three months ended September 30, 2003 and 2002, respectively.

COMPREHENSIVE INCOME

        Comprehensive income consists of net income and other comprehensive income (income, expenses, gains and losses that bypass the income statement and are reported directly as a separate component of equity). The Company's comprehensive income equals net income plus foreign currency translation adjustments for all periods presented. Comprehensive income was $6.4 million and $5.0 million, for the three month period ended September 30, 2003 and 2002, respectively.

STOCK PLAN INFORMATION

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

        If compensation expense for the Company’s various stock option plans had been determined based upon the fair values at the grant dates for awards under those plans in accordance with SFAS No. 123, the Company’s pro-forma net earnings, basic and diluted earnings per common share would have been as follows:

	Three Months Ended

	September 30, 2003	September 30, 2002

	(Dollars in thousands, except per share amounts)
Net income
As reported	$6,043	$5,095
Add: Stock based employee compensation, net of income tax	38	0
Deduct: Stock based employee compensation determined under the fair value method, net of income tax	(597)	(565)

Proforma	$5,484	$4,530

Basic EPS
As reported	$0.23	$0.20
Proforma	$0.21	$0.18
Diluted EPS
As reported	$0.23	$0.20
Proforma	$0.21	$0.17

7

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from the results discussed in the forward-looking statements. This Form 10-Q includes forward-looking statements that could differ from actual future results. Statements that are predictive in nature, that depend upon or refer to future events or conditions of that include words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” “thinks,” and similar expressions are forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors, including our ability to respond to changing fashion trends, competition within our industry, our ability to manage our growth and other factors described below, that may cause our actual results and performance to be materially different from any future results or performance expressed or implied by these forward-looking statements. Although we believe that these statements are based upon reasonable assumptions, we cannot assure you that our goals will be achieved. These forward-looking statements are made as of the date of this Form 10-Q, and we assume no obligation to update or revise them or provide reasons why actual results may differ. Factors that might cause such a difference include, but are not limited to, openings in key management positions, miscalculation of the demand for our products, effective management of our growth, decline in comparable store sales performance, ongoing competitive pressures in the apparel industry, changes in the level of consumer spending or preferences in apparel, our ability to attract and retain key management personnel and/or other factors discussed in “Risks That May Affect Results” and elsewhere in this Form 10-Q.

OVERVIEW

        We design, develop and produce a distinctive line of contemporary women’s apparel and accessories. While we attract a broad audience, our target customers are 21 to 35-year-old women who seek current fashion trends interpreted to suit their lifestyle needs. The “bebe look,” appeals to a hip, sophisticated, body-conscious woman who takes pride in her appearance. The bebe customer expects value in the form of quality at a competitive price.

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

        We market our products under the bebe and BEBE SPORT brand names through our 184 retail stores, of which 154 are bebe stores, 12 are BEBE SPORT stores, and 18 are bebe outlet stores. These stores are located in 32 states, the District of Columbia and Canada. In addition, we have an on-line store at www.bebe.com and our licensees operate 12 international stores.

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

bebe outlet stores. The Company utilizes the outlets as a clearance vehicle for merchandise from our retail stores. Additionally, we round out the inventory of these stores with full price logo merchandise and, to a lesser extent, garments specifically produced for the outlet stores often using excess fabric inventory.

On-line store. The on-line store offers the customer an extension of the bebe store experience and provide a broader merchandise assortment from which the customer can choose. It is also used as a vehicle to communicate with our customers through advertising and direct mail. For the three months ended September 30, 2003, bebe.com represented approximately 2% of total revenue.

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

        The preparation of these financial statements requires the appropriate application of certain accounting policies, many of which require us to make estimates and assumptions about future events and their impact on amounts reported in our financial statements and related notes. Since future events and their impact cannot be determined with certainty, the actual results will inevitably differ from our estimates. Such differences could be material to the financial statements. We believe our application of accounting policies, and the estimates inherently required therein, are reasonable. These accounting policies and estimates are constantly reevaluated, and adjustments are made when facts and circumstances dictate a change. Our accounting policies are more fully described in Note 1 to the financial statements in our annual report on Form 10-K for the year ended June 30, 2003.

We have identified certain critical accounting policies, which are described below:

Inventories.  Our inventories are stated at the lower of weighted average cost or market. We estimate shrinkage for the period between the last physical count and balance sheet date. Our estimate can be affected by shrinkage trends. In order to assess that raw material is recorded properly, we age the fabric inventory and record a reserve to reduce the cost in accordance with our established policy, which is based on historical experience. To ensure that finished goods inventory is recorded properly; we review our inventory and reduce the cost if the selling price is marked down below cost. These assumptions can have an impact on current and future operating results and financial position.

Long-lived assets.  We review long-lived assets for impairment whenever events or changes in circumstances, such as store closures, indicate that the carrying value of an asset may not be recoverable. If the undiscounted cash flows from the long-lived assets are less than the carrying value we record an impairment charge equal to the difference between the carrying value and the asset’s fair value. In addition, at the time a decision is made to close a store, we record an impairment charge, if appropriate, or accelerate depreciation over the revised useful life. We believe at this time that the long-lived assets’ carrying values and useful lives continue to be appropriate.

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

RESULTS OF OPERATIONS

        We operated 184 stores at September 30, 2003 compared to 171 stores at September 30, 2002. We opened 4 new stores in the first three months of fiscal 2004 and expect to open approximately 15 stores during fiscal 2004. In addition to our traditional brick-and-mortar stores, we also operate an on-line store, which can be found at www.bebe.com.

        The following table sets forth certain financial data as a percentage of net sales for the periods indicated:

	Three Months Ended September 30,

	2003	2002

Statements of Operations Data:
Net sales	100.0%	100.0%
Cost of sales, including production and occupancy (1)	53.9	54.4

Gross profit	46.1	45.6
Selling, general and administrative expenses (2)	35.1	35.2

Income from operations	11.0	10.4
Interest and other expense (income), net	(0.6)	(0.6)

Earnings before income taxes	11.6	11.0
Provision for income taxes	4.3	4.1

Net earnings	7.3%	6.9%

(1)	Cost of sales includes the cost of merchandise, buying costs and occupancy costs.
(2)	Selling, general and administrative expenses primarily consist of non-occupancy store costs, corporate overhead and advertising costs.

        Net Sales. Net sales increased to $83.6 million during the three months ended September 30, 2003 from $73.8 million in the same period of the prior year, an increase of $9.8 million, or 13.3%. Net sales for the quarter included $72.3 million from stores open more than one year. Comparable store sales increased 6.8% versus the prior year's quarter. The increase in comparable store sales performance was largely due to a more balanced assortment of merchandise that contributed to an increase in the number of transactions per store. The remaining sales of $11.3 million, were generated by stores not included in the comparable store sales base, on-line sales, wholesale sales to international licensees, and royalty revenue from product licensees.

        Gross Profit. Gross profit increased to $38.5 million during the three months ended September 30, 2003 from $33.7 million for the same three-month period of the prior year, an increase of $4.8 million, or 14.2%. As a percentage of net sales, gross profit increased to 46.1% for the three-month period ended September 30, 2003 from 45.6% in the same three-month period of the prior year. The increase in gross profit as a percentage of net sales from the prior year of 0.5% was primarily the result of favorable occupancy leverage offset by slightly lower merchandise margins.

        Selling, General and Administrative Expenses. Selling, general and administrative expenses, which primarily consist of non-occupancy store costs, corporate overhead and advertising costs, increased to $29.3 million during the three months ended September 30, 2003 from $26.0 million in the same period of the prior year, an increase of $3.3 million, or 12.7%. This increase was due primarily to store compensation of $1.0 million, corporate compensation of $1.0 million, advertising of $0.7 million, and depreciation of $0.4 million. The store compensation increase was the result of new stores and a higher commission structure. The higher corporate compensation was the result of increased staffing in design, production, and BEBE SPORT. As a percentage of net sales, these expenses decreased to 35.1% during the three-month period from 35.2% in the same period of the prior year. This decrease as a percentage of net sales was largely the result of lower repairs and maintenance fees offset by higher advertising. Higher advertising fees were a result of an increase in national magazine advertising and the BEBE SPORT catalog.

        Interest and Other Expense (Income), Net. We generated approximately $0.5 million of interest and other income (net of other expenses) during the three months ended September 30, 2003 as compared to approximately $0.5 million in the same three-month period of the prior year. The negligible change in interest and other income is a result of lower interest rates offset by higher average cash balances.

        Provision for Income Taxes. The effective tax rate was approximately 37.5% for both periods.

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

LIQUIDITY AND CAPITAL RESOURCES

        Our working capital requirements vary widely throughout the year and generally peak in the first and second fiscal quarters. At September 30, 2003, we had approximately $158.6 million of cash, cash equivalents and marketable securities on hand. In addition, we had a revolving line of credit, under which we could borrow or issue letters of credit up to a combined total of $10.0 million. As of September 30, 2003, there were no borrowings under the line of credit. As of September 30, 2003, letters of credit outstanding totaled $9.3 million.

        Net cash provided by operating activities for the three months ended September 30, 2003 was $8.1 million. Cash provided by operating activities for the period was primarily generated by earnings adjusted for depreciation, deferred rent and an increase in inventory and income taxes payable.

        Net cash provided by investing activities for the three-month period ended September 30, 2003 was $6.5 million primarily due to the sale of marketable securities offset by expenditures related to the opening of new stores. We opened 4 new stores in the first three months of fiscal 2004 and expect to open approximately 15 stores during fiscal 2004. We estimate that total capital expenditures will be approximately $9.0 million to $11.0 million in fiscal 2004.

        Net cash provided by financing activities was $1.2 million for the three months ended September 30, 2003 and was primarily derived from proceeds from stock option exercises.

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

RISKS RELATING TO OUR BUSINESS:

1.     The success of our business depends in large part on our ability to identify fashion trends as well as to react to changing customer demand in a timely manner. Consequently, we depend in part upon the continuing favorable market response to the creative efforts of our purchasing, design and marketing teams’ ability to anticipate trends and fashions that will appeal to our consumer base. If we miscalculate our customers’ product preferences or the demand for our products, we may be faced with significant excess inventory or lack of inventory. Historically, this type of occurrence has resulted in excess fabric for some products, missed sales opportunities and markdowns and/or write-offs, which has impaired our profitability, and may do so in the future. Similarly, any failure on our part to anticipate, identify and respond effectively to changing consumer demands and fashion trends will adversely affect our sales.

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

In addition, if we decide to change a key element of the design after the manufacturing process has begun we may negatively impact the manufacturer’s ability to deliver the products on a timely basis which could impact earnings.

4.     Our success depends on our ability to attract and retain key employees in order to support our existing business and future expansion. We are actively recruiting qualified candidates to fill key executive positions within the Company. Effective November 21, 2003, our Chief Financial Officer will terminate his employment relationship with us, and accordingly we are in the process of searching for his replacement. There is substantial competition for experienced personnel, which we expect to continue. We compete for experienced personnel with companies who have greater financial resources than we do. In the past, we have experienced significant turnover of our executive management team and retail store personnel. We are also exposed to employment practice litigation due to the large number of employees and high turnover of our sales associates. If we fail to attract, motivate and retain qualified personnel, it could harm our business and limit our ability to expand.

In addition, we depend upon the expertise and execution of our key employees, particularly Manny Mashouf, the founder, Chairman of the Board, Chief Executive Officer and majority shareholder. We do not carry “key person” life insurance policies on any of our employees. If we lose the services of Mr. Mashouf or any key officers or employees, it could harm our business and results of operations.

5.     If we are not able to successfully develop and expand our new BEBE SPORT store concept our revenue base and earnings may be impaired. During fiscal 2003, we launched a new store concept, BEBE SPORT, in which our product offering is focused on active inspired sportswear branded with “BEBE SPORT”. We have committed significant financial and human resources to developing and expanding this concept. The failure of this new store concept might result in a negative impact to earnings.

6.     There can be no assurance that future store openings will be successful. We expect to open approximately 15 stores in fiscal 2004, of which approximately 8 to 10 will be BEBE SPORT stores. There can be no assurance that these stores, or any other stores that we might open in the future, will be successful or that our overall gross profit will increase as a result of opening these stores. In addition, most of our new store openings in fiscal 2004 will be in existing markets. These openings may affect the existing stores’ net sales volumes and profitability. Our failure to predict accurately the demographic or retail environment at any future store location could have a material adverse effect on our business, financial condition and results of operations.

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

8.     We face significant competition in the retail and apparel industry, which could harm our sales and profitability. The retail and apparel industries are highly competitive and are characterized by low barriers to entry. Key competitors include, but are not limited to BCBG, Express, Guess, Forever 21, Arden B, and the Savvy Department within Nordstrom. We expect competition in our markets to increase. The primary competitive factors in our markets are: brand name recognition, sourcing strategies, product styling, quality, presentation and pricing, timeliness of product development and delivery, store ambiance, customer service and convenience.

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

We are seeking to register our trademarks in targeted international markets. In some of these markets obstacles exist that may prevent us from obtaining a trademark for the bebe name or related names. In such countries, we may not be able to register trademarks in these international markets, purchase the right or obtain a license to use the bebe name on commercially reasonable terms. If we fail to obtain trademark, ownership or license rights, it would limit our ability to expand into certain international markets. Furthermore, in some jurisdictions, despite successful registration of our trademarks, third parties may allege infringement and bring actions against us. In addition, if our licensees fail to use our intellectual property correctly, the goodwill associated with our trademarks may be diluted.

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

RISKS RELATING TO OUR COMMON STOCK:

1.     Our stock price may fluctuate because of the small number of shares that can be publicly traded and the low average daily trading volumes. The vast majority of our outstanding shares of our common stock are not registered and are subject to trading restrictions. As of September 30, 2003, only 5,016,520 shares of our common stock were available to be publicly traded, and as a result, our average daily trading volumes are relatively low, and our stock price is vulnerable to market swings due to large purchases, sales and short sales of our common stock.

2.     Because a principal shareholder controls the Company, other shareholders may not be able to influence the direction the Company takes. As of September 30, 2003, Manny Mashouf, the Chairman and Chief Executive Officer, beneficially owned approximately 80.5% the outstanding shares of our common stock. As a result, he alone can control the election of directors and the outcome of all issues submitted to the shareholders. This may make it more difficult for a third party to acquire shares, may discourage acquisition bids, and could limit the price that certain investors might be willing to pay for shares of common stock. This concentration of stock ownership may have the effect of delaying, deferring or preventing a change in control of our Company.

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

        The following table lists our cash equivalents, short-term marketable securities and long-term marketable securities at September 30, 2003:

	2003	Fair Value

	(Dollars in thousands)
Cash equivalents	$139,924	$139,924
Weighted average interest rate	1.32%
Short term marketable securities	2,072	2,072
Weighted average interest rate	4.15%
Long term marketable securities	7,875	7,875
Weighted average interest rate	2.72%
Total	$149,871	$149,871

15

        The interest payable on our bank line of credit is based on variable interest rates and therefore affected by changes in market interest rates. If interest rates rose .475 percentage points, a 10% change from the bank’s reference rate as of September 30, 2003, our results from operations and cash flows would not be materially affected.

Foreign Currency Risks

        We enter into a significant amount of purchase obligations outside of the U.S. which are settled in U.S. Dollars and, therefore, have only minimal exposure to foreign currency exchange risks. We also operate a subsidiary with a base currency other than the U.S. Dollar. This subsidiary represented less than two percent of total revenues for the quarter ended September 30, 2003 and, therefore, presents only minimal exposure to foreign currency exchange risks. We do not hedge against foreign currency risks and believe that foreign currency exchange risk is immaterial.

ITEM 4.  CONTROLS AND PROCEDURES

        Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report. No significant changes were made to our internal controls during our most recent quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Exhibit	Description

31.1	Section 302 Certification of Chief Executive Officer.
31.2	Section 302 Certification of Chief Financial Officer.
32.1	Section 906 Certification of Chief Executive Officer.
32.2	Section 906 Certification of Chief Financial Officer.

(b)     Reports on Form 8-K.

Date of Report	Items	Description

July 10, 2003	7, 9	The Company issued a press release announcing June 2003 sales and a press release announcing the Company's updated financial outlook for the fourth quarter of fiscal 2003.
July 30, 2003	7, 9	The Company issued a press release announcing fourth quarter earnings of fiscal 2003.
August 7, 2003	7, 9	The Company issued a press release announcing July 2003 sales.
September 4, 2003	7, 9	The Company issued a press release announcing August 2003 sales.

17

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated November 14, 2003 bebe stores, inc. /s/ John Kyees ______________________________________ John Kyees, Chief Financial Officer and Chief Administrative Officer

EXHIBIT INDEX

Exhibit	Number	Description

31.1	Section 302	Certification of Chief Executive Officer
31.2	Section 302	Certification of Chief Financial Officer
32.1	Section 906	Certification of Chief Executive Officer
32.2	Section 906	Certification of Chief Financial Officer

EXHIBIT 31.1 SECTION 302 CERTIFICATION OF CHIEF EXECUTIVE OFFICER I, Manny Mashouf, certify that:

1.	I have reviewed this Form 10-Q of bebe stores, inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

(a)	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(c)	Disclosed in this report any change to the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

(a)	All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: November 14, 2003	/s/ Manny Mashouf Manny Mashouf President and Chief Executive Officer

EXHIBIT 31.2 SECTION 302 CERTIFICATION OF CHIEF FINANCIAL OFFICER I, John Kyees, certify that:

1.	I have reviewed this Form 10-Q of bebe stores, inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

(a)	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(c)	Disclosed in this report any change to the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

(a)	All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: November 14, 2003	/s/ John Kyees John Kyees Chief Financial Officer

EXHIBIT 32.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

        In connection with the Quarterly Report of bebe stores, inc. (the “Company”) on Form 10-Q for the quarter ended September 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Manny Mashouf, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, based on my knowledge:

    (1)        The Quarterly Report fully complies with the requirements of section 13(a) of the Securities Exchange Act of 1934 (15 U.S.C. 78m); and

    (2)        The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: November 14, 2003	/s/ Manny Mashouf Manny Mashouf Chief Executive Officer

A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission.

EXHIBIT 32.2

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

        In connection with the Quarterly Report of bebe stores, inc. (the “Company”) on Form 10-Q for the quarter ended September 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, John Kyees, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, based on my knowledge:

    (1)        The Quarterly Report fully complies with the requirements of section 13(a) of the Securities Exchange Act of 1934 (15 U.S.C. 78m); and

    (2)        The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: November 14, 2003	/s/ John Kyees John Kyees Chief Financial Officer

A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission.