Form 10-Q
period 2003-12-31
BEBE STORES INC
filed 2004-02-13
CIK 1059272

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
        Washington, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2003

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

Telephone: (415) 715-3900

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [X] Yes [ ] No

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act).  [X] Yes [ ] No

      Indicate the number of shares outstanding of each of the issuers of common stock, as of the latest practicable date.

COMMON STOCK, PAR VALUE OF $0.001 PER SHARE, 25,866,834 SHARES
OUTSTANDING AS OF JANUARY 30, 2004

bebe stores, inc. TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION ITEM 1. Condensed Consolidated Financial Statements

bebe stores, inc. CONDENSED CONSOLIDATED BALANCE SHEETS (Dollars in thousands, except share data) (unaudited)

	As of December 31,	As of June 30,	As of December 31,
	2003	2003	2002

Assets:
Current assets:
Cash and cash equivalents	$185,630	$132,889	$142,588
Short term marketable securities	--	10,500	5,400
Receivables	1,303	1,750	1,705
Inventories	24,855	25,422	22,149
Prepaid and other	5,275	6,289	4,733

Total current assets	217,063	176,850	176,575
Equipment and leasehold improvements, net	49,756	52,305	55,186
Long term marketable securities	7,875	7,875	2,000
Other assets	4,904	4,948	9,273

Total assets	$279,598	$241,978	$243,034

Liabilities and Shareholders' Equity:
Current liabilities:
Accounts payable	$14,780	$15,310	$12,003
Accrued liabilities	19,920	11,700	17,203
Income taxes payable	5,980	--	5,128

Total current liabilities	40,680	27,010	34,334
Deferred rent	14,701	13,623	12,034

Total liabilities	55,381	40,633	46,368

Commitments and contingencies
Shareholders' equity:
Preferred stock-authorized 1,000,000 shares at $0.001 par value per share; no shares issued and outstanding	--	--	--
Common stock-authorized 40,000,000 shares at $0.001 par value per share; issued and outstanding 25,854,990, 25,682,875 and 25,641,945 shares	26	26	26
Additional paid-in capital	42,618	39,918	38,927
Deferred compensation	(91)	(75)	--
Accumulated other comprehensive income/(loss) and other	525	269	(101)
Retained earnings	181,139	161,207	157,814

Total shareholders' equity	224,217	201,345	196,666

Total liabilities and shareholders' equity	$279,598	$241,978	$243,034

See accompanying notes to condensed consolidated financial statements.

3

bebe stores, inc. CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (Amounts in thousands, except per share data) (unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2003	2002	2003	2002

Net sales	$112,014	$100,823	$195,566	$174,664
Cost of sales, including buying and occupancy	57,962	52,403	103,013	92,552

Gross profit	54,052	48,420	92,553	82,112
Selling, general and administrative expenses	32,327	31,730	61,620	57,756

Income from operations	21,725	16,690	30,933	24,356
Interest (income) and other, net	(497)	(562)	(958)	(1,045)

Earnings before income taxes	22,222	17,252	31,891	25,401
Provision for income taxes	8,333	6,461	11,959	9,515

Net earnings	$13,889	$10,791	$19,932	$15,886

Basic earnings per share	$0.54	$0.42	$0.77	$0.62
Diluted earnings per share	$0.53	$0.42	$0.76	$0.61
Basic weighted average shares outstanding	25,813	25,638	25,772	25,630
Diluted weighted average shares outstanding	26,438	25,849	26,352	25,869

See accompanying notes to condensed consolidated financial statements.

4

bebe stores, inc. CONSOLIDATED STATEMENTS OF CASH FLOWS (Amounts in thousands) (unaudited)

	Six Months Ended December 31,
	2003	2002

Cash flows from operating activities:
Net earnings	$19,932	$15,886
Adjustments to reconcile net earnings to cash provided by operating activities:
Non-cash compensation expense	84	--
Depreciation and amortization	6,260	5,777
Tax benefit from stock options exercised	417	38
Net loss on disposal of property	58	3
Changes in operating assets and liabilities:
Receivables	398	(37)
Inventories	579	1,200
Other assets	(83)	(3,065)
Prepaid expenses	1,027	2,503
Accounts payable	(530)	(135)
Accrued liabilities	8,209	6,874
Income taxes payable	6,005	5,057
Deferred rent	1,078	1,948

Net cash provided by operating activities	43,434	36,049

Cash flows from investing activities:
Purchase of equipment and leasehold improvements	(3,656)	(9,695)
Proceeds from sales of equipment	--	5
Purchase of marketable securities	--	(13,628)
Proceeds from sale of marketable securities	10,500	6,228

Net cash provided/(used) by investing activities	6,844	(17,090)

Cash flows from financing activities:
Repayments of capital leases	--	(29)
Net proceeds from issuance of common stock	2,182	265

Net cash provided by financing activities	2,182	236

Effect of exchange rate changes on cash	281	(38)
Net increase in cash and equivalents	52,741	19,157
Cash and equivalents:
Beginning of year	132,889	123,431

End of period	$185,630	$142,588

See accompanying notes to condensed consolidated financial statements.

5

bebe stores, inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

INTERIM FINANCIAL STATEMENTS

        The accompanying condensed consolidated balance sheets of bebe stores, inc. as of December 31, 2003, June 30, 2003 and December 31, 2002, the condensed consolidated statements of earnings for the three months and six months ended December 31, 2003 and 2002 and the condensed consolidated statements of cash flows for the six months ended December 31, 2003 and 2002 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X, without audit. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position at the balance sheet dates and the results of earnings for three months then ended have been included. The condensed consolidated balance sheet at June 30, 2003, presented herein, was derived from the audited balance sheet included in the Form 10-K for the fiscal year ended June 30, 2003.

        Our business is affected by the pattern of seasonality common to most retail apparel businesses. The results for the periods presented are not necessarily indicative of future financial results.

        Certain notes and other information have been condensed or omitted from the interim condensed consolidated financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these condensed consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended June 30, 2003.

MARKETABLE SECURITIES

        The Company’s marketable securities are classified as “available for sale.” Marketable securities are comprised of closed-end variable interest rate funds that invest primarily in tax-exempt municipal bonds. Short-term marketable securities consist of investments with maturities less than or equal to 1 year. Long-term marketable securities consist of investments with maturities greater than 1 year. As of December 31, 2003, the carrying value approximated the fair value based on the nature of the investments held.

EARNINGS PER SHARE

        Basic earnings per share is computed as net earnings divided by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur from common shares issuable through stock options, warrants and other convertible securities.

        The following is a reconciliation of the number of shares used in the basic and diluted earnings per share computations:

	Three Months Ended December 31,		Six Months Ended December 31,

	2003	2002	2003	2002

	(In thousands)		(In thousands)
Basic weighted average number of shares outstanding	25,813	25,638	25,772	25,630
Incremental shares from the assumed issuance of stock options	625	211	580	239

Diluted weighted average number of shares outstanding	26,438	25,849	26,352	25,869

        The number of incremental shares from the assumed issuance of stock options is calculated applying the treasury stock method.

        Excluded from the computation of the number of diluted weighted average shares outstanding were antidilutive options of 197,000 and 3,123,000 for the three months ended December 31, 2003 and 2002, respectively, and 246,000 and 2,649,000 for the six months ended December 31, 2003 and 2002, respectively.

COMPREHENSIVE INCOME

        Comprehensive income consists of net income and other comprehensive income (income, expenses, gains and losses that bypass the income statement and are reported directly as a separate component of equity). The Company's comprehensive income equals net income plus foreign currency translation adjustments for all periods presented.

	Three Months Ended		Six Months Ended

	December 31, 2003	December 31, 2002	December 31, 2003	December 31, 2002

	(Dollars in thousands)
Net income	$13,889	$10,791	$19,932	$15,886
Other comprehensive income (loss)	209	(17)	256	(64)

Total comprehensive income (loss)	$14,098	$10,774	$20,188	$15,822

STOCK PLAN INFORMATION

        The Company has various stock option plans that provide for the granting of stock options to officers, key employees and directors. The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” whereby the options are granted at market price, and therefore no compensation costs are recognized. The Company has elected to retain its current method of accounting as described above and has adopted the Statement of Financial Accounting Standard (SFAS) Nos. 123 and 148 disclosure requirements.

        If compensation expense for the Company’s various stock option plans had been determined based upon the fair values at the grant dates for awards under those plans in accordance with SFAS No. 123, the Company’s pro-forma net earnings, basic and diluted earnings per common share would have been as follows:

	Three Months Ended		Six Months Ended

	December 31, 2003	December 31, 2002	December 31, 2003	December 31, 2002

	(Dollars in thousands, except per share amounts)
Net income
As reported	$13,889	$10,791	$19,932	$15,886
Add: Stock based employee compensation, net of income tax	15	0	53	0
Deduct: Stock based employee compensation determined under the fair value method, net of income tax	(471)	(656)	(1,052)	(1,221)

Proforma	$13,433	$10,135	$18,933	$14,665

Basic EPS
As reported	$0.54	$0.42	$0.77	$0.62
Proforma	$0.52	$0.40	$0.73	$0.57
Diluted EPS
As reported	$0.53	$0.42	$0.76	$0.61
Proforma	$0.51	$0.39	$0.72	$0.57

LEGAL MATTERS

        From time to time, we may be involved in litigation relating to claims arising out of our operations. As of the date of this filing, we are currently involved in several ongoing legal proceedings; however, none of these proceedings are expected, individually or in the aggregate, to have a material adverse effect on our business, financial condition or results of operations.

        Along with approximately one hundred and seven other parties, we were named in a class action suit filed on April 17, 2003, in Los Angeles Superior Court (case No. BC294155) concerning the substance of one of the questions on our employment application. Plaintiffs are seeking compensatory, statutory and injunctive relief. The case was dismissed on January 28, 2004, based on a misjoinder of Defendants. A similar complaint has been filed on January 30, 2004, against bebe as an individual Defendant, but bebe has not yet been served.

        Three former employees filed suit on November 20, 2003, in San Mateo Superior Court (case No. CIV435794) against bebe alleging their misclassification under California law as exempt employees. The plaintiffs seek to certify this matter as a class action made up of former and present bebe store managers and co-managers. Plantiffs are seeking compensatory, statutory and injunctive relief.

         A former employee sued bebe in the Superior Court of the State of California, County of San Diego, claiming unpaid wages and unfair business practices. The complaint was filed on January 20, 2004 . The plaintiff purports to bring the action on behalf of a class of California employees who hold or have held the position of Co-Manager or others similarly designated . The lawsuit seeks compensatory, statutory and injunctive relief.

        We intend to defend ourselves vigorously against the above claims.

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

        We market our products under the bebe and BEBE SPORT brand names through our 188 retail stores, of which 155 are bebe stores, 15 are BEBE SPORT stores, and 18 are bebe outlet stores. These stores are located in 32 states, the District of Columbia and Canada. In addition, we have an on-line store at www.bebe.com and our licensees operate 12 international stores.

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

On-line store. The on-line store offers the customer an extension of the bebe store experience and provide a broader merchandise assortment from which the customer can choose. It is also used as a vehicle to communicate with our customers through advertising and direct mail. For the six months ended December 31, 2003 and 2002, bebe.com represented approximately 2% of total revenue.

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

We have identified certain critical accounting policies, which are described below:

Inventories.  Our inventories are stated at the lower of weighted average cost or market. We estimate shrinkage for the period between the last physical count and balance sheet date. Our estimate can be affected by shrinkage trends. In order to assess that raw material is recorded properly, we age the fabric inventory and record a reserve to reduce the cost in accordance with our established policy, which is based on historical experience. To ensure that finished goods inventory is recorded properly, we review our inventory and reduce the cost if the selling price is marked down below cost. These assumptions can have an impact on current and future operating results and financial position.

Long-lived assets.  We review long-lived assets for impairment whenever events or changes in circumstances, such as store closures or poor performing stores, indicate that the carrying value of an asset may not be recoverable. If the undiscounted cash flows from the long-lived assets are less than the carrying value we record an impairment charge equal to the difference between the carrying value and the asset’s fair value. In addition, at the time a decision is made to close a store, we record an impairment charge, if appropriate, or accelerate depreciation over the revised useful life. Historically, our impairment charges have been immaterial. During the six months ended December 31, 2003, we recorded no impairment charges. We believe at this time that the long-lived assets’ carrying values and useful lives continue to be appropriate.

Sales Return Reserve. We record a reserve for estimated product returns based on historical return trends. If actual returns are greater than those projected, additional sales returns may be recorded in the future.

Income Taxes. We record reserves for estimates of probable settlements of domestic and foreign tax audits.  At any one time, many tax years may be subject to audit by various taxing jurisdictions.  The results of these audits and negotiations with taxing authorities may affect our tax expense. Our effective tax rate in a given financial statement period may be materially impacted by changes in the mix and level of earnings.

RESULTS OF OPERATIONS

        We operated 188 stores at December 31, 2003 compared to 178 stores at December 31, 2002. We opened 8 new stores in the first six months of fiscal 2004 and expect to open approximately 25 stores during fiscal 2004. In addition to our traditional retail locations, we also operate an on-line store, which can be found at www.bebe.com.

        The following table sets forth certain financial data as a percentage of net sales for the periods indicated:

	Three Months Ended December 31,		Six Months Ended December 31,

	2003	2002	2003	2002

Statements of Operations Data:
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales, including buying and occupancy (1)	51.7	52.0	52.7	53.0

Gross profit	48.3	48.0	47.3	47.0
Selling, general and administrative expenses (2)	28.9	31.5	31.5	33.1

Income from operations	19.4	16.5	15.8	13.9
Interest income and other, (net)	(0.4)	(0.6)	(0.5)	(0.6)

Earnings before income taxes	19.8	17.1	16.3	14.5
Provision for income taxes	7.4	6.4	6.1	5.4

Net earnings	12.4%	10.7%	10.2%	9.1%

(1)	Cost of sales includes the cost of merchandise, buying costs and occupancy costs.
(2)	Selling, general and administrative expenses primarily consist of non-occupancy store costs, corporate overhead and advertising costs.

        Net Sales. Net sales increased to $112.0 million during the three months ended December 31, 2003 from $100.8 million in the same period of the prior year, an increase of $11.2 million, or 11.1%. Net sales for the quarter included $100.4 million from stores open more than one year. During the quarter comparable store sales increased 7.1% versus the prior year. The increase in comparable store sales performance was largely due to a more balanced assortment of merchandise that contributed to an increase in transactions per store. The remaining sales of $11.6 million were generated by stores not included in the comparable store sales base, on-line sales, wholesale sales to international licensees, and royalty revenue from product licensees.

        For the six months ended December 31, 2003, net sales increased to $195.6 million from $174.7 million in the same six-month period of the prior year, an increase of $20.9 million, or 12.0%. Net sales for the six-month period included $172.8 million from stores open more than one year, representing a 6.9% increase in comparable store sales versus the prior year. The increase in comparable store sales performance was largely due to a more balanced assortment of merchandise that contributed to an increase in transactions per store. The remaining sales of $22.8 million were generated by stores not included in the comparable store sales base, on-line sales, wholesale sales to international licensees, and royalty revenue from product licensees.

	Three Months Ended December 31,		Six Months Ended December 31,

	2003	2002	2003	2002

Net sales (In thousands)	$112,014	$100,823	$195,566	$174,664
Total net sales increase percentage	11.1%	2.1%	12.0%	1.3%
Comparable store sales increase (decrease) percentage	7.1%	(8.1%)	6.9%	(9.0%)
Net sales per average square foot (1)	$ 167	$ 157	$ 294	$ 278
Square footage - at end of period (In thousands)	672	648	672	648

Number of Store Locations:
Beginning of Period	184	171	180	165
New store locations	4	7	8	13
Closed store locations	----	----	----	----
End of Period	188	178	188	178

(1)	Net sales per average square foot is calculated using net store sales and a monthly average store square footage.

10

        Gross Profit. Gross profit increased to $54.1 million during the three months ended December 31, 2003 from $48.4 million for the same three-month period of the prior year, an increase of $5.7 million, or 11.8%. As a percentage of net sales, gross profit increased to 48.3% for the three-month period ended December 31, 2003 from 48.0% in the same three-month period of the prior year. The increase in gross profit as a percentage of net sales from the prior year of 0.3% was primarily the result of favorable occupancy leverage.

         Gross profit increased to $92.6 million during the six months ended December 31, 2003 from $82.1 million for the same six-month period of the prior year, an increase of $10.5 million, or 12.8%. As a percentage of net sales, gross profit increased to 47.3% for the six-month period ended December 31, 2003 from 47.0% in the same three-month period of the prior year. The increase in gross profit as a percentage of net sales from the prior year of 0.3% was primarily the result of favorable occupancy leverage.

        Selling, General and Administrative Expenses. Selling, general and administrative expenses, which primarily consist of non-occupancy store costs, corporate overhead and advertising costs, increased to $32.3 million during the three months ended December 31, 2003 from $31.7 million in the same period of the prior year, an increase of $0.6 million, or 1.9%. As a percentage of net sales, these expenses decreased to 28.9% during the three-month period from 31.5% in the same period of the prior year. This decrease as a percentage of net sales was primarily due to lower compensation associated with improved store productivity, lower professional fees related to trademark defense and corporate legal entity restructuring incurred in the prior year, and lower advertising expenses primarily associated with outdoor media.

        For the six months ended December 31, 2003, selling, general and administrative expenses increased to $61.6 million from $57.8 million in the same six-month period of the prior year, an increase of $3.8 million, or 6.6%. As a percentage of net sales, these expenses decreased to 31.5% during the six-month period from 33.1% in the same period of the prior year. This decrease as a percentage of net sales was primarily due to lower compensation associated with improved store productivity, lower professional fees related to trademark defense and corporate legal entity restructuring incurred in the prior year, and lower advertising expenses primarily associated with outdoor media.

        Interest Income and Other, Net. We generated approximately $0.5 million of interest income and other, net during the three months ended December 31, 2003 as compared to approximately $0.6 million in the same three-month period of the prior year. For the six months ended December 31, 2003, we generated approximately $1.0 million of interest income and other, net as compared to approximately $1.0 million in the same six-month period of the prior year. The decreases are the result of lower interest rates offset by higher average cash balances.

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

LIQUIDITY AND CAPITAL RESOURCES

        Our working capital requirements vary widely throughout the year and generally peak in the first and second fiscal quarters. At December 31, 2003, we had approximately $193.5 million of cash, cash equivalents and marketable securities on hand. In addition, we had a revolving line of credit, under which we could borrow or issue letters of credit up to a combined total of $10.0 million. As of December 31, 2003, there were no borrowings under the line of credit. As of December 31, 2003, letters of credit outstanding totaled $3.8 million.

        Net cash provided by operating activities for the six months ended December 31, 2003 was $43.4 million versus $36.0 million for the six months ended December 31, 2002. Cash provided by operating activities for the period was primarily generated by earnings before depreciation and deferred rent and changes in working capital. The increase from prior year is due primarily to higher net earnings.

        Net cash provided by investing activities for the six-month period ended December 31, 2003 was $6.8 million primarily due to the sale of marketable securities offset by expenditures related to the opening of 8 new stores, whereas, for the six-month period ended December 31, 2002, $17.1 million was used primarily in the purchases of marketable securities, expenditures related to the opening of 13 new stores, and investments in management information systems. We expect to open approximately 25 stores during fiscal 2004 and estimate that total capital expenditures will be approximately $17.0 million in fiscal 2004.

        In addition, on January 19, 2004, we entered into an agreement to purchase an approximately 50,000 square foot office building located in the city and county of Los Angeles, California for a purchase price of approximately $11.0 million. This building is intended to house our design studio and production facility.

        Net cash provided by financing activities was $2.2 million for the six months ended December 31, 2003 compared to $0.2 million for the six months ended December 31, 2002, and was derived from proceeds from stock option exercises.

        We believe that our cash on hand, together with our cash flows from operations, will be sufficient to meet our capital and operating requirements for at least the next 12 months. Our future capital requirements, however, will depend on numerous factors, including without limitation, the size and number of new and expanded stores and/or store concepts, investment costs for management information systems, corporate office and distribution center expansions, potential acquisitions and/or joint ventures, stock repurchase, and future results of operations.

        The following table summarizes significant contractual obligations for the remaining 6 months of fiscal year 2004 and all fiscal years thereafter:

	Total	2004	2005	2006	2007	2008	Thereafter

	(Dollars in thousands)
CONTRACTUAL OBLIGATIONS
Operating leases	$214,484	$16,166	$31,253	$29,610	$28,424	$27,354	$81,677

	Amount of commitment expiration period

	Total	Less than 1 year	1-3 years	4-5 years	After 5 years

	(Dollars in thousands)
OTHER COMMERCIAL COMMITMENTS
Revolving line of credit, net of outstanding letters of credit	$ 6,183	$ 6,183	$ ---	$ ---	$ ---
Standby letters of credit	578	578	---	---	---
Trade letters of credit	3,239	3,239	---	---	---

Total Commercial Commitments	$10,000	$10,000	$ ---	$ ---	$ ---

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

6.     There can be no assurance that future store openings will be successful. We expect to open approximately 25 stores in fiscal 2004, of which approximately 17 will be BEBE SPORT stores. There can be no assurance that these stores, or any other stores that we might open in the future, will be successful or that our overall gross profit will increase as a result of opening these stores. In addition, most of our new store openings in fiscal 2004 will be in existing markets. These openings may affect the existing stores’ net sales volumes and profitability. Our failure to predict accurately the demographic or retail environment at any future store location could have a material adverse effect on our business, financial condition and results of operations.

7.     Any serious disruption at our major facilities could have a harmful effect on our business. We currently operate our corporate office in Brisbane, California, a distribution facility in Benicia, California, and a design studio and production facility in Los Angeles, California. Any serious disruption at these facilities whether due to construction, relocation, fire, earthquake, terrorist acts or otherwise would harm our operations and could have a harmful effect on our business and results of operations. Furthermore, we have little experience operating essential functions away from our main corporate offices and are uncertain what effect operating such satellite facilities might have on business, personnel and results of operations. We are in process of implementing a business continuity plan that will address recovery in the event of a serious disruption at one of our major facilities.

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

RISKS RELATING TO OUR COMMON STOCK:

1.     Our stock price may fluctuate because of the small number of shares that can be publicly traded and the low average daily trading volumes. The vast majority of our outstanding shares of our common stock are not registered and are subject to trading restrictions. As of December 31, 2003, only 5,083,792 shares of our common stock were available to be publicly traded, and as a result, our average daily trading volumes are relatively low, and our stock price is vulnerable to market swings due to large purchases, sales and short sales of our common stock.

2.     Because a principal shareholder controls the Company, other shareholders may not be able to influence the direction the Company takes. As of December 31, 2003, Manny Mashouf, the Chairman and Chief Executive Officer, beneficially owned approximately 80.3% of the outstanding shares of our common stock. As a result, he alone can control the election of directors and the outcome of all issues submitted to the shareholders. This may make it more difficult for a third party to acquire shares, may discourage acquisition bids, and could limit the price that certain investors might be willing to pay for shares of common stock. This concentration of stock ownership may have the effect of delaying, deferring or preventing a change in control of our Company.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We are exposed to market risks, which include changes in U.S. interest rates and, to a lesser extent, foreign exchange rates. We do not engage in financial transactions for trading or speculative purposes.

Interest Rate Risk

        We currently maintain a portfolio of variable investments consisting of cash equivalents, short-term marketable securities and long-term marketable securities. Marketable securities are comprised of closed-end variable interest rate funds that invest primarily in tax-exempt municipal bonds. Due to the variable nature of these investments, their value is typically not subject to market rate changes. According to our investment policy, we may invest in taxable and tax exempt instruments. In addition, the policy establishes limits on credit quality, maturity, issuer and type of instrument. Marketable securities are classified as “available for sale”. We do not use derivative financial instruments in our investment portfolio.

        All highly liquid investments with a maturity of three months or less at the date of purchase are considered to be cash equivalents. The remaining investments are considered short-term marketable securities if maturities range between four and twelve months or long term marketable securities if maturities are over twelve months.

        The following table lists our cash equivalents and long-term marketable securities at December 31, 2003:

	2003	Fair Value

	(Dollars in thousands)
Cash equivalents	$173,709	$173,709
Weighted average interest rate	1.24%
Long term marketable securities	7,875	7,875
Weighted average interest rate	1.77%
Total	$181,584	$181,584

15

        The interest payable on our bank line of credit is based on variable interest rates and therefore affected by changes in market interest rates. If interest rates rose .400 percentage points, a 10% change from the bank’s reference rate as of December 31, 2003, our results from operations and cash flows would not be affected since we have no outstanding borrowings.

Foreign Currency Risks

        We enter into a significant amount of purchase obligations outside of the U.S. which are settled in U.S. Dollars and, therefore, have only minimal exposure to foreign currency exchange risks. We also operate a subsidiary with a base currency other than the U.S. Dollar. This subsidiary represented approximately two percent of total revenues for the quarter ended December 31, 2003 and, therefore, presents only minimal exposure to foreign currency exchange risks. We do not hedge against foreign currency risks and believe that foreign currency exchange risk is immaterial.

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

        Along with approximately one hundred and seven other parties, we were named in a class action suit filed on April 17, 2003, in Los Angeles Superior Court (case No. BC294155) concerning the substance of one of the questions on our employment application. Plaintiffs are seeking compensatory, statutory and injunctive relief. The case was dismissed on January 28, 2004, based on a misjoinder of Defendants. A similar complaint has been filed on January 30, 2004, against bebe as an individual Defendant, but bebe has not yet been served.

        Three former employees filed suit on November 20, 2003, in San Mateo Superior Court (case No. CIV435794) against bebe alleging their misclassification under California law as exempt employees. The plaintiffs seek to certify this matter as a class action made up of former and present bebe store managers and co-managers. Plantiffs are seeking compensatory, statutory and injunctive relief.

         A former employee sued bebe in the Superior Court of the State of California, County of San Diego, claiming unpaid wages and unfair business practices. The complaint was filed on January 20, 2004 . The plaintiff purports to bring the action on behalf of a class of California employees who hold or have held the position of Co-Manager or others similarly designated . The lawsuit seeks compensatory, statutory and injunctive relief.

        We intend to defend ourselves vigorously against the above claims.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

        Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

        Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        bebe stores, inc. held its annual meeting of shareholders at its headquarters in Brisbane, California on December 8, 2003. Of the 25,791,239 shares outstanding as of the record date, 24,635,877 shares were represented by proxy at the meeting. Proxies were solicited by bebe pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended. At the meeting, bebe's shareholders voted on the following matters:

        (1)  Proposal to elect six directors to hold office for a one-year teram and until their successors are elected and qualified.

	For	Withheld

Manny Mashouf	24,295,861	340,016
Neda Mashouf	24,348,144	287,733
Barbara Bass	24,198,280	437,597
Corrado Federico	24,198,281	437,596
Caden Wang	24,351,592	284,285
Cynthia Cohen	24,351,587	284,290

        (2)  Proposal to approve certain provisions of the 1997 Stock Plan, as amended, in order to preserve our ability to deduct in full certain plan-related compensation under Section 162(m) of the Internal Revenue Code.

For	Withheld	Abstain

23,484,285	383,450	20,600

(3) Proposal to amend the 1997 Stock Plan to increase the maximum number of shares reserved for issuance under the Stock Plan by 1,000,000 shares from 4,330,000 shares to 5,330,000 shares.
For	Withheld	Abstain

21,218,907	2,650,228	19,200

(4) Proposal to ratify the appointment of Deloitte & Touche LLP as our independent auditors for the fiscal year ending June 30, 2004.
For	Withheld	Abstain

24,244,559	388,292	3,026

ITEM 5. OTHER INFORMATION Not applicable. ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K (a) Exhibits. The following is a list of exhibits filed as part of this Report on Form 10-Q.

Exhibit	Description

31.1	Section 302 Certification of Chief Executive Officer.
31.2	Section 302 Certification of Chief Financial Officer.
32.1	Section 906 Certification of Chief Executive Officer.
32.2	Section 906 Certification of Chief Financial Officer.

(b)     Reports on Form 8-K.

Date of Report	Items	Description

October 9, 2003	7, 9	The Company issued a press release announcing September 2003 sales and updated first quarter guidance.
October 23, 2003	7, 12	The Company issued a press release announcing its results for the fiscal quarter ended September 30, 2003.
November 6, 2003	7, 12	The Company issued a press release announcing October 2003 sales.
December 4, 2003	7, 12	The Company issued a press release announcing November 2003 sales.

17

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated February 13, 2004 bebe stores, inc. /s/ Walter Parks ______________________________________ Walter Parks, Chief Financial Officer

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

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: February 13, 2004	/s/ Manny Mashouf Manny Mashouf President and Chief Executive Officer

EXHIBIT 31.2 SECTION 302 CERTIFICATION OF CHIEF FINANCIAL OFFICER I, Walter Parks, certify that:

1.	I have reviewed this Form 10-Q of bebe stores, inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

(a)	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

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

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: February 13, 2004	/s/ Walter Parks Walter Parks Chief Financial Officer

EXHIBIT 32.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

        In connection with the Quarterly Report of bebe stores, inc. (the “Company”) on Form 10-Q for the quarter ended December 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Manny Mashouf, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, based on my knowledge:

    (1)        The Quarterly Report fully complies with the requirements of section 13(a) of the Securities Exchange Act of 1934 (15 U.S.C. 78m); and

    (2)        The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: February 13, 2004	/s/ Manny Mashouf Manny Mashouf Chief Executive Officer

A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission.

EXHIBIT 32.2

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

        In connection with the Quarterly Report of bebe stores, inc. (the “Company”) on Form 10-Q for the quarter ended December 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Walter Parks, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, based on my knowledge:

    (1)        The Quarterly Report fully complies with the requirements of section 13(a) of the Securities Exchange Act of 1934 (15 U.S.C. 78m); and

    (2)        The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: February 13, 2004	/s/ Walter Parks Walter Parks Chief Financial Officer

A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission.