Form 10-Q
period 2004-03-31
BEBE STORES INC
filed 2004-05-14
CIK 1059272

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
        Washington, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

COMMON STOCK, PAR VALUE OF $0.001 PER SHARE, 26,014,451 SHARES
OUTSTANDING AS OF APRIL 30, 2004. SUCH SHARES WERE CONVERTED TO
39,021,677 SHARES AFTER THE 3 FOR 2 STOCK SPLIT.

bebe stores, inc. TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION ITEM 1. Condensed Consolidated Financial Statements

bebe stores, inc. CONDENSED CONSOLIDATED BALANCE SHEETS (Dollars in thousands, except share data) (unaudited)

	As of March 31,	As of June 30,	As of March 31,
	2004	2003	2003

Assets:
Current assets:
Cash and equivalents	$170,624	$132,889	$120,833
Short term marketable securities	--	10,500	10,400
Receivables	1,794	1,750	5,610
Inventories	26,553	25,422	25,686
Prepaid and other	5,681	6,289	5,626

Total current assets	204,652	176,850	168,155
Equipment and leasehold improvements, net	60,975	52,305	53,115
Long term marketable securities	7,875	7,875	7,875
Other assets	4,915	4,948	6,287

Total assets	$278,417	$241,978	$235,432

Liabilities and Shareholders' Equity:
Current liabilities:
Accounts payable	$13,247	$15,310	$13,536
Accrued liabilities	16,290	11,700	12,504

Total current liabilities	29,537	27,010	26,040
Deferred rent	16,199	13,623	12,268

Total liabilities	45,736	40,633	38,308

Commitments and contingencies
Shareholders' equity:
Preferred stock-authorized 1,000,000 shares at $0.001 par value per share; no shares issued and outstanding	--	--	--
Common stock-authorized 60,000,000 shares at $0.001 par value per share; issued and outstanding 38,999,289, 38,524,313 and 38,480,372 shares	26	26	26
Additional paid-in capital	45,694	39,918	39,077
Deferred compensation	(64)	(75)	--
Accumulated other comprehensive income	422	269	65
Retained earnings	186,603	161,207	157,956

Total shareholders' equity	232,681	201,345	197,124

Total liabilities and shareholders' equity	$278,417	$241,978	$235,432

See accompanying notes to condensed consolidated financial statements.

3

bebe stores, inc. CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (Amounts in thousands, except per share data) (unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2004	2003	2004	2003

Net sales	$83,637	$68,772	$279,203	$243,437
Cost of sales, including production and occupancy	44,924	39,839	147,937	132,392

Gross profit	38,713	28,933	131,266	111,045
Selling, general and administrative expenses	30,485	29,258	92,104	87,014

Income (loss) from operations	8,228	(325)	39,162	24,031
Interest (income) and other, net	(524)	(552)	(1,480)	(1,597)

Earnings before income taxes	8,752	227	40,642	25,628
Provision for income taxes	3,288	85	15,247	9,600

Net earnings	$5,464	$142	$25,395	$16,028

Basic earnings per share	$0.14	$0.00	$0.66	$0.42
Diluted earnings per share	$0.14	$0.00	$0.64	$0.41
Basic weighted average shares outstanding	38,869	38,475	38,728	38,455
Diluted weighted average shares outstanding	39,797	38,832	39,612	38,814

See accompanying notes to condensed consolidated financial statements.

4

bebe stores, inc. CONSOLIDATED STATEMENTS OF CASH FLOWS (Amounts in thousands) (unaudited)

	Nine Months Ended March 31,
	2004	2003

Cash flows from operating activities:
Net earnings	$25,395	$16,028
Adjustments to reconcile net earnings to cash provided by operating activities:
Non-cash compensation expense	111	--
Depreciation and amortization	9,271	9,506
Tax benefit from stock options exercised	773	60
Net loss (gain) on disposal of property	96	(84)
Changes in operating assets and liabilities:
Receivables	(103)	(3,429)
Inventories	(1,128)	(2,319)
Other assets	(151)	(124)
Prepaid expenses	621	1,590
Accounts payable	(2,062)	1,397
Accrued liabilities	4,582	2,164
Income taxes payable	21	(41)
Deferred rent	2,576	2,180

Net cash provided by operating activities	40,002	26,928

Cash flows from investing activities:
Purchase of equipment and leasehold improvements	(17,883)	(11,768)
Proceeds from sales of equipment	--	6
Purchase of marketable securities	--	(24,503)
Proceeds from sale of marketable securities	10,500	6,228

Net cash used by investing activities	(7,383)	(30,037)

Cash flows from financing activities:
Repayments of capital leases	--	(2)
Net proceeds from issuance of common stock	4,903	393

Net cash provided by financing activities	4,903	391

Effect of exchange rate changes on cash	213	120
Net increase (decrease) in cash and equivalents	37,735	(2,598)
Cash and equivalents:
Beginning of year	132,889	123,431

End of period	$170,624	$120,833

See accompanying notes to condensed consolidated financial statements.

5

bebe stores, inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

INTERIM FINANCIAL STATEMENTS

        The accompanying condensed consolidated balance sheets of bebe stores, inc. ("The Company") as of March 31, 2004 and March 31, 2003, the condensed consolidated statements of earnings for the three months and nine months ended March 31, 2004 and 2003 and the condensed consolidated statements of cash flows for the nine months ended March 31, 2004 and 2003 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X, without audit. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position at the balance sheet dates and the results of earnings for three months then ended have been included. The condensed consolidated balance sheet at June 30, 2003, presented herein, was derived from the audited balance sheet included in the Form 10-K for the fiscal year ended June 30, 2003.

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

        In April 2004, the Company declared a 3 for 2 stock split, which became effective May 5, 2004. All share and per share amounts included herein have been adjusted for this 3 for 2 stock split.

MARKETABLE SECURITIES

        The Company’s marketable securities are classified as “available for sale.” Marketable securities are comprised of closed-end variable interest rate funds that invest primarily in tax-exempt municipal bonds. Short-term marketable securities consist of investments with maturities less than or equal to 1 year. Long-term marketable securities consist of investments with maturities greater than 1 year. As of March 31, 2004, the carrying value approximated the fair value based on the nature of the investments held.

EARNINGS PER SHARE

        Basic earnings per share is computed as net earnings divided by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur from common shares issuable through stock options, warrants and other convertible securities.

        The following is a reconciliation of the number of shares used in the basic and diluted earnings per share computations:

	Three Months Ended March 31,		Nine Months Ended March 31,

	2004	2003	2004	2003

	(In thousands)		(In thousands)
Basic weighted average number of shares outstanding	38,869	38,475	38,728	38,455
Incremental shares from the assumed issuance of stock options	928	357	884	359

Diluted weighted average number of shares outstanding	39,797	38,832	39,612	38,814

        The number of incremental shares from the assumed issuance of stock options is calculated applying the treasury stock method.

        Excluded from the computation of the number of diluted weighted average shares outstanding were antidilutive options of 986,876 and 1,724,002 for the three months ended March 31, 2004 and 2003, respectively, and 614,051 and 1,809,433 for the nine months ended March 31, 2004 and 2003, respectively.

COMPREHENSIVE INCOME

        Comprehensive income consists of net income and other comprehensive income (income, expenses, gains and losses that bypass the income statement and are reported directly as a separate component of equity). The Company's comprehensive income equals net income plus or minus foreign currency translation adjustments for all periods presented.

	Three Months Ended		Nine Months Ended

	March 31, 2004	March 31, 2003	March 31, 2004	March 31, 2003

	(Dollars in thousands)
Net income	$5,464	$142	$25,395	$16,028
Other comprehensive income (loss)	(103)	166	153	102

Total comprehensive income	$5,361	$308	$25,548	$16,130

STOCK PLAN INFORMATION

        The Company has various stock option plans that provide for the granting of stock options to officers, key employees and directors. The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” whereby the options are granted at market price, and therefore no compensation costs are recognized. However, the Company recorded compensation expense, net of income tax, of $17,000 for the three months ended March 31, 2004 and $70,000 for the nine months ended March 31, 2004 related to restricted stock units granted to the Board of Directors. The Company has elected to retain its current method of accounting as described above and has adopted the Statement of Financial Accounting Standard (SFAS) Nos. 123 and 148 disclosure requirements. The fair value of option grants and shares issued are estimated on the date of the grant using the Black-Scholes option-pricing model.

        If compensation expense for the Company’s various stock option plans had been determined based upon the fair values at the grant dates for awards under those plans in accordance with SFAS No. 123, the Company’s pro-forma net earnings, basic and diluted earnings per common share would have been as follows:

	Three Months Ended		Nine Months Ended

	March 31, 2004	March 31, 2003	March 31, 2004	March 31, 2003

	(Dollars in thousands, except per share amounts)
Net income
As reported	$5,464	$142	$25,395	$16,028
Add: Stock based employee compensation, net of income tax	17	0	70	0
Deduct: Stock based employee compensation determined under the fair value method, net of income tax	(985)	(462)	(2,037)	(2,012)

Proforma	$4,496	$(320)	$23,428	$14,016

Basic EPS
As reported	$0.14	$0.00	$0.66	$0.42
Proforma	$0.12	$(0.01)	$0.60	$0.36
Diluted EPS
As reported	$0.14	$0.00	$0.64	$0.41
Proforma	$0.11	$(0.01)	$0.59	$0.36

LEGAL MATTERS

        From time to time, we may be involved in litigation relating to claims arising out of our operations. As of the date of this filing, we are currently involved in several ongoing legal proceedings. We cannot predict with certainty the outcome of these legal proceedings. Adverse settlements or resolutions could negatively impact earnings in the quarter of settlement or resolution; however, we do not believe any of these proceedings will, individually or in the aggregate have a material adverse effect on our business, financial condition or results of operations.

        Along with approximately one hundred and seven other parties, we were named in a class action suit filed on April 17, 2003, Los Angeles Superior Court (case No. BC294155) concerning the substance of one of the questions on our employment application. Plaintiffs are seeking compensatory, statutory and injunctive relief. The case was dismissed on January 28, 2004, based on a misjoinder of Defendants. A similar complaint has been filed on January 30, 2004, against bebe as an individual Defendant, but bebe has not yet been served. At this time we estimate the potential loss to be approximately $13,000.

        Three former employees sued bebe on November 20, 2003, in the Superior Court of the State of California, County of San Mateo (case No. CIV435794) alleging that they were misclassified as exempt employees under California law. The plaintiffs purport to bring this action on behalf of a class of former and present California bebe store managers and co-managers. Plaintiffs are seeking compensatory, statutory and injunctive relief. At this time we are not able to estimate a loss or range of potential losses.

         A former employee sued bebe on January 20, 2004 in the Superior Court of the State of California, County of San Diego (case No. GIC824505) alleging unpaid wages and unfair business practices. The plaintiff purports to bring the action on behalf of a class of California employees who hold or have held the position of Co-Manager or others similarly designated. The lawsuit seeks compensatory, statutory and injunctive relief. At this time we are not able to estimate a loss or range of potential losses.

        On February 23, 2004, The Wet Seal, Inc. filed a lawsuit in the Superior Court of the State of California, County of Orange against bebe and its current Chief Executive Officer, Greg Scott, who previously was employed as President of The Wet Seal's Arden B. division until January 7, 2004. The lawsuit asserts causes of action against Scott and/or bebe for (1) specific performance of contract; (2) intentional interference with contract; (3) misappropriation of trade secrets; and (4) unfair competition. At this time we are not able to estimate a loss or range of potential losses.

        We intend to defend ourselves vigorously against the above claims.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from the results discussed in the forward-looking statements. This Form 10-Q includes forward-looking statements that could differ from actual future results. Statements that are predictive in nature, that depend upon or refer to future events or conditions that include words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” “thinks,” and similar expressions are forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors, including our ability to respond to changing fashion trends, competition within our industry, our ability to manage our growth and other factors described below, that may cause our actual results and performance to be materially different from any future results or performance expressed or implied by these forward-looking statements. Although we believe that these statements are based upon reasonable assumptions, we cannot assure you that our goals will be achieved. These forward-looking statements are made as of the date of this Form 10-Q, and we assume no obligation to update or revise them or provide reasons why actual results may differ. Factors that might cause such a difference include, but are not limited to, openings in key management positions, miscalculation of the demand for our products, effective management of our growth, decline in comparable store sales performance, ongoing competitive pressures in the apparel industry, changes in the level of consumer spending or preferences in apparel, our ability to attract and retain key management personnel and/or other factors discussed in “Risks That May Affect Results” and elsewhere in this Form 10-Q.

        Our current fiscal year end is June 30, 2004 and we report on a calendar month basis. Effective July 1, 2004, we will switch our month end to a 4-4-5 week period end. Each period will end on a Saturday. Fiscal year 2005 will start on July 1, 2004 and will end on July 2, 2005. The quarter end beginning with July 1, 2004 will end October 2, 2004 and will include 3 additional days in the reporting period.

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

        We market our products under the bebe and BEBE SPORT brand names through our 189 retail stores, of which 155 are bebe stores, 16 are BEBE SPORT stores, and 18 are bebe outlet stores. These stores are located in 32 states, the District of Columbia and Canada. In addition, we have an on-line store at www.bebe.com and our licensees operate 12 international stores.

bebe stores. The Company was founded by Manny Mashouf, our current Chairman of the Board. We opened our first store in San Francisco, California in 1976, which was also the year we incorporated.

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

On-line store. The on-line store offers the customer an extension of the bebe store experience and provides a broader merchandise assortment from which the customer can choose. It is also used as a vehicle to communicate with our customers through advertising and direct mail. For the nine months ended March 31, 2004, bebe.com represented approximately 3% of total revenue.

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

Long-lived assets.  We review long-lived assets for impairment whenever events or changes in circumstances, such as store closures or poor performing stores, indicate that the carrying value of an asset may not be recoverable. If the undiscounted cash flows from the long-lived assets are less than the carrying value we record an impairment charge equal to the difference between the carrying value and the asset’s fair value. In addition, at the time a decision is made to close a store, we record an impairment charge, if appropriate, or accelerate depreciation over the revised useful life. Historically, our impairment charges have been immaterial. During the nine months ended March 31, 2004, we recorded an impairment charge of $81,000 for a poor performing store where the carrying value of the asset will not be recovered. We believe at this time that the long-lived assets' carrying values and useful lives continue to be appropriate.

Sales Return Reserve. We record a reserve for estimated product returns based on historical return trends. As of March 31, 2004, we had a sales return reserve of $653,000. If actual returns are greater than those projected, additional sales returns may be recorded in the future.

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

RESULTS OF OPERATIONS

        We operated 189 stores at March 31, 2004 compared to 177 stores at March 31, 2003. We opened 10 new stores in the first nine months of fiscal 2004 and expect to open approximately 20 stores during fiscal 2004. In addition to our traditional retail locations, we also operate an on-line store, which can be found at www.bebe.com.

        The following table sets forth certain financial data as a percentage of net sales for the periods indicated:

	Three Months Ended March 31,		Nine Months Ended March 31,

	2004	2003	2004	2003

Statements of Operations Data:
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales, including production and occupancy (1)	53.7	57.9	53.0	54.4

Gross profit	46.3	42.1	47.0	45.6
Selling, general and administrative expenses (2)	36.5	42.5	33.0	35.7

Income from operations	9.8	(0.4)	14.0	9.9
Interest income and other, (net)	(0.7)	(0.8)	(0.6)	(0.6)

Earnings before income taxes	10.5	0.4	14.6	10.5
Provision for income taxes	4.0	0.2	5.5	3.9

Net earnings	6.5%	0.2%	9.1%	6.6%

(1)	Cost of sales includes the cost of merchandise, production costs and occupancy costs.
(2)	Selling, general and administrative expenses primarily consist of non-occupancy store costs, corporate overhead and advertising costs.

        Net Sales. Net sales increased to $83.6 million during the three months ended March 31, 2004 from $68.8 million in the same period of the prior year, an increase of $14.8 million, or 21.5%. Net sales for the quarter included $73.0 million from stores open more than one year. During the quarter comparable store sales increased 16.7% versus the prior year. The increase in comparable store sales performance was largely due to a more balanced assortment of merchandise that contributed to an increase in transactions per store. The remaining sales of $10.6 million were generated by stores not included in the comparable store sales base, on-line sales, wholesale sales to international licensees, and royalty revenue from product licensees.

        For the nine months ended March 31, 2004, net sales increased to $279.2 million from $243.4 million in the same nine-month period of the prior year, an increase of $35.8 million, or 14.7%. Net sales for the nine-month period included $245.8 million from stores open more than one year, representing a 9.7% increase in comparable store sales versus the prior year. The increase in comparable store sales performance was largely due to a more balanced assortment of merchandise that contributed to an increase in transactions per store. The remaining sales of $33.4 million were generated by stores not included in the comparable store sales base, on-line sales, wholesale sales to international licensees, and royalty revenue from product licensees.

	Three Months Ended March 31,		Nine Months Ended March 31,

	2004	2003	2004	2003

Net sales (In thousands)	$ 83,637	$ 68,772	$279,203	$243,437
Total net sales increase (decrease) percentage	21.5%	(2.6%)	14.7%	0.2%
Comparable store sales increase (decrease) percentage	16.7%	(11.0%)	9.7%	(9.6%)
Net sales per average square foot (1)	$ 124	$ 107	$ 419	$ 384
Square footage - at end of period (In thousands)	673	643	673	643

Number of Store Locations:
Beginning of Period	188	178	180	165
New store locations	2	2	10	15
Closed store locations	1	3	1	3
End of Period	189	177	189	177

(1)	Net sales per average square foot is calculated using net store sales and a monthly average store square footage.

        Gross Profit. Gross profit increased to $38.7 million during the three months ended March 31, 2004 from $28.9 million for the same three-month period of the prior year, an increase of $9.8 million, or 33.9%. As a percentage of net sales, gross profit increased to 46.3% for the three-month period ended March 31, 2004 from 42.1% in the same three-month period of the prior year. The increase in gross profit as a percentage of net sales from the prior year of 4.2% was the result of improved merchandise margins and favorable occupancy leverage as a result of higher comparable store sales.

         Gross profit increased to $131.3 million during the nine months ended March 31, 2004 from $111.0 million for the same nine-month period of the prior year, an increase of $20.3 million, or 18.3%. As a percentage of net sales, gross profit increased to 47.0% for the nine-month period ended March 31, 2004 from 45.6% in the same nine-month period of the prior year. The increase in gross profit as a percentage of net sales from the prior year of 1.4% was the result of improved merchandise margins and favorable occupancy leverage as a result of higher comparable store sales.

        Selling, General and Administrative Expenses. Selling, general and administrative expenses, which primarily consist of non-occupancy store costs, corporate overhead and advertising costs, increased to $30.5 million during the three months ended March 31, 2004 from $29.3 million in the same period of the prior year, an increase of $1.2 million, or 4.1%. As a percentage of net sales, these expenses decreased to 36.5% during the three-month period from 42.5% in the same period of the prior year. This decrease as a percentage of net sales was primarily due to lower compensation associated with improved store productivity and lower depreciation expense due to fully depreciated assets and store closures offset by the accrual for incentive compensation.

        For the nine months ended March 31, 2004, selling, general and administrative expenses increased to $92.1 million from $87.0 million in the same nine-month period of the prior year, an increase of $5.1 million, or 5.9%. As a percentage of net sales, these expenses decreased to 33.0% during the nine-month period from 35.7% in the same period of the prior year. This decrease as a percentage of net sales was primarily due to lower compensation associated with improved store productivity and lower depreciation expense due to fully depreciated assets and store closures offset by the accrual for incentive compensation.

        Interest Income and Other, Net. We generated approximately $0.5 million of interest income and other, net during the three months ended March 31, 2004 as compared to approximately $0.6 million in the same three-month period of the prior year. For the nine months ended March 31, 2004, we generated approximately $1.5 million of interest income and other, net as compared to approximately $1.6 million in the same nine-month period of the prior year. The decreases are the result of lower interest rates offset by higher average cash balances.

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

LIQUIDITY AND CAPITAL RESOURCES

        Our working capital requirements vary widely throughout the year and generally peak in the first and second fiscal quarters. At March 31, 2004, we had approximately $178.5 million of cash and equivalents, and marketable securities on hand. In addition, we have a revolving line of credit, under which we can borrow or issue letters of credit up to a combined total of $10.0 million. As of March 31, 2004, there were no borrowings under the line of credit. As of March 31, 2004, letters of credit outstanding totaled $3.9 million.

        Net cash provided by operating activities for the nine months ended March 31, 2004 was $40.0 million versus $26.9 million for the nine months ended March 31, 2003. Cash provided by operating activities for the period was primarily generated by earnings before depreciation and deferred rent and changes in working capital. The increase from prior year is due primarily to higher net earnings and changes in working capital.

        Net cash used by investing activities for the nine-month period ended March 31, 2004 was $7.4 million primarily due to the purchase of an office building and the opening of 10 new stores offset by the sale of marketable securities, whereas, for the nine-month period ended March 31, 2003, $30.0 million was used primarily in the purchases of marketable securities, expenditures related to the opening of 15 new stores, and investments in management information systems. We expect to open approximately 20 stores during fiscal 2004 and estimate that total capital expenditures will be approximately $25.0 million in fiscal 2004.

        Net cash provided by financing activities was $4.9 million for the nine months ended March 31, 2004 compared to $0.4 million for the nine months ended March 31, 2003, and was derived from proceeds from stock option exercises.

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

RISKS RELATING TO OUR BUSINESS:

1.     The success of our business depends in large part on our ability to identify fashion trends as well as to react to changing customer demand in a timely manner. Consequently, we depend in part upon the continuing favorable market response to the creative efforts of our merchandising, design and marketing teams’ ability to anticipate trends and fashions that will appeal to our consumer base. If we miscalculate our customers’ product preferences or the demand for our products, we may be faced with significant excess inventory or lack of inventory. Historically, this type of occurrence has resulted in excess fabric for some products, missed sales opportunities and markdowns and/or write-offs, which has impaired our profitability, and may do so in the future. Similarly, any failure on our part to anticipate, identify and respond effectively to changing consumer demands and fashion trends will adversely affect our sales.

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

4.     Our success depends on our ability to attract and retain key employees in order to support our existing business and future expansion. From time to time, we actively recruit qualified candidates to fill key positions within the Company. There is substantial competition for experienced personnel, which we expect to continue. We compete for experienced personnel with companies who have greater financial resources than we do. In the past, we have experienced significant turnover of our executive management team and retail store personnel. We are also exposed to employment practice litigation due to the large number of employees and high turnover of our sales associates. If we fail to attract, motivate and retain qualified personnel, it could harm our business and limit our ability to expand.

In addition, we depend upon the expertise and execution of our key employees, particularly Manny Mashouf, the founder, Chairman of the Board, and majority shareholder. We do not carry “key person” life insurance policies on any of our employees. If we lose the services of Mr. Mashouf or any key officers or employees, it could harm our business and results of operations.

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

6.     There can be no assurance that future store openings will be successful. We expect to open approximately 20 stores in fiscal 2004, of which approximately 13 will be BEBE SPORT stores. There can be no assurance that these stores, or any other stores that we might open in the future, will be successful or that our overall gross profit will increase as a result of opening these stores. In addition, most of our new store openings in fiscal 2004 will be in existing markets. These openings may affect the existing stores’ net sales volumes and profitability. Our failure to predict accurately the demographic or retail environment at any future store location could have a material adverse effect on our business, financial condition and results of operations.

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

9.     Purchases of the merchandise we sell are generally discretionary and are therefore particularly susceptible to economic slowdowns. If economic conditions change, our business, financial condition and results of operations could be adversely affected. Consumers are generally more willing to make discretionary purchases, including purchases of fashion products, during periods in which favorable economic conditions prevail.

The United States economy is directly affected by global political factors that are beyond our control. Any escalation of military action involving the United States could cause increased volatility in financial markets, which could adversely affect consumer confidence and spending habits.

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

We are seeking to register our trademarks domestically and internationally. Obstacles may exist that may prevent us from obtaining a trademark for the bebe name or related names. We may not be able to register certain trademarks, purchase the right or obtain a license to use the bebe name or related names on commercially reasonable terms. If we fail to obtain trademark registrations, ownership or license the requisite rights, it would limit our ability to expand. Furthermore, if we do not show use of our trademarks, our trademark rights may lapse over time.

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

RISKS RELATING TO OUR COMMON STOCK:

1.     Our stock price may fluctuate because of the small number of shares that can be publicly traded and the low average daily trading volumes. The vast majority of our outstanding shares of our common stock are not registered and are subject to trading restrictions. As of March 31, 2004, only 9,251,808 (split adjusted) shares of our common stock were available to be publicly traded, and as a result, our average daily trading volumes are relatively low, and our stock price is vulnerable to market swings due to large purchases, sales and short sales of our common stock.

2.     Because a principal shareholder controls the Company, other shareholders may not be able to influence the direction the Company takes. As of March 31, 2004, Manny Mashouf, the Chairman, beneficially owned approximately 76.3% of the outstanding shares of our common stock. As a result, he alone can control the election of directors and the outcome of all issues submitted to the shareholders. This may make it more difficult for a third party to acquire shares, may discourage acquisition bids, and could limit the price that certain investors might be willing to pay for shares of common stock. This concentration of stock ownership may have the effect of delaying, deferring or preventing a change in control of our Company.

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

        The following table lists our cash equivalents and long-term marketable securities at March 31, 2004:

	2004	Fair Value

	(Dollars in thousands)
Cash equivalents	$162,454	$162,454
Weighted average interest rate	1.07%
Long term marketable securities	7,875	7,875
Weighted average interest rate	1.77%
Total	$170,329	$170,329

        The interest payable on our bank line of credit is based on variable interest rates and therefore affected by changes in market interest rates. If interest rates rose 10% from the bank’s reference rate as of March 31, 2004, our results from operations and cash flows would not be affected since we have no outstanding borrowings.

Foreign Currency Risks

        We enter into a significant amount of purchase obligations outside of the U.S. which are settled in U.S. Dollars and, therefore, have only minimal exposure to foreign currency exchange risks. We also operate a subsidiary with a base currency other than the U.S. Dollar. This subsidiary represented approximately two percent of total revenues for the quarter ended March 31, 2004 and, therefore, presents only minimal exposure to foreign currency exchange risks. We do not hedge against foreign currency risks and believe that foreign currency exchange risk is immaterial.

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

PART II OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

        From time to time, we may be involved in litigation relating to claims arising out of our operations. As of the date of this filing, we are currently involved in several ongoing legal proceedings. We cannot predict with certainty the outcome of these legal proceedings. Adverse settlements or resolutions could negatively impact earnings in the quarter of settlement or resolution; however, we do not believe any of these proceedings will, individually or in the aggregate have a material adverse effect on our business, financial condition or results of operations.

        Along with approximately one hundred and seven other parties, we were named in a class action suit filed on April 17, 2003, Los Angeles Superior Court (case No. BC294155) concerning the substance of one of the questions on our employment application. Plaintiffs are seeking compensatory, statutory and injunctive relief. The case was dismissed on January 28, 2004, based on a misjoinder of Defendants. A similar complaint has been filed on January 30, 2004, against bebe as an individual Defendant, but bebe has not yet been served. At this time we estimate the potential loss to be approximately $13,000.

        Three former employees sued bebe on November 20, 2003, in the Superior Court of the State of California, County of San Mateo (case No. CIV435794) alleging that they were misclassified as exempt employees under California law. The plaintiffs purport to bring this action on behalf of a class of former and present California bebe store managers and co-managers. Plaintiffs are seeking compensatory, statutory and injunctive relief. At this time we are not able to estimate a loss or range of potential losses.

         A former employee sued bebe on January 20, 2004 in the Superior Court of the State of California, County of San Diego (case No. GIC824505) alleging unpaid wages and unfair business practices. The plaintiff purports to bring the action on behalf of a class of California employees who hold or have held the position of Co-Manager or others similarly designated. The lawsuit seeks compensatory, statutory and injunctive relief. At this time we are not able to estimate a loss or range of potential losses.

        On February 23, 2004, The Wet Seal, Inc. filed a lawsuit in the Superior Court of the State of California, County of Orange against bebe and its current Chief Executive Officer, Greg Scott, who previously was employed as President of The Wet Seal's Arden B. division until January 7, 2004. The lawsuit asserts causes of action against Scott and/or bebe for (1) specific performance of contract; (2) intentional interference with contract; (3) misappropriation of trade secrets; and (4) unfair competition. At this time we are not able to estimate a loss or range of potential losses.

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

Exhibit	Description

31.1	Section 302 Certification of Chief Executive Officer.
31.2	Section 302 Certification of Chief Financial Officer.
32.1	Section 906 Certification of Chief Executive Officer.
32.2	Section 906 Certification of Chief Financial Officer.

(b)     Reports on Form 8-K.

Date of Report	Items	Description

January 8, 2004	7,12	The Company issued a press release announcing December 2003 sales.
January 22, 2004	7, 12	The Company issued a press release announcing its results for the fiscal quarter ended December 31, 2003.
February 5, 2004	7, 12	The Company issued a press release announcing January 2004 sales.
March 4, 2004	7, 12	The Company issued a press release announcing February 2004 sales and updated third quarter guidance.

21

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated May 14, 2004 bebe stores, inc. /s/ Walter Parks ______________________________________ Walter Parks, Chief Financial Officer

EXHIBIT INDEX

Exhibit	Number	Description

31.1	Section 302	Certification of Chief Executive Officer
31.2	Section 302	Certification of Chief Financial Officer
32.1	Section 906	Certification of Chief Executive Officer
32.2	Section 906	Certification of Chief Financial Officer

EXHIBIT 31.1 SECTION 302 CERTIFICATION OF CHIEF EXECUTIVE OFFICER I, Gregory Scott, certify that:

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

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: May 14, 2004	/s/ Gregory Scott Gregory Scott Chief Executive Officer

EXHIBIT 31.2 SECTION 302 CERTIFICATION OF CHIEF FINANCIAL OFFICER I, Walter Parks, certify that:

1.	I have reviewed this Form 10-Q of bebe stores, inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

(a)	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

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

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: May 14, 2004	/s/ Walter Parks Walter Parks Chief Financial Officer

EXHIBIT 32.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

        In connection with the Quarterly Report of bebe stores, inc. (the “Company”) on Form 10-Q for the quarter ended March 31, 2004, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Gregory Scott, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, based on my knowledge:

    (1)        The Quarterly Report fully complies with the requirements of section 13(a) of the Securities Exchange Act of 1934 (15 U.S.C. 78m); and

    (2)        The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: May 14, 2004	/s/ Gregory Scott Gregory Scott Chief Executive Officer

A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission.

EXHIBIT 32.2

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

        In connection with the Quarterly Report of bebe stores, inc. (the “Company”) on Form 10-Q for the quarter ended March 31, 2004, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Walter Parks, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, based on my knowledge:

    (1)        The Quarterly Report fully complies with the requirements of section 13(a) of the Securities Exchange Act of 1934 (15 U.S.C. 78m); and

    (2)        The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: May 14, 2004	/s/ Walter Parks Walter Parks Chief Financial Officer

A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission.