Form 10-K
period 2004-06-30
BEBE STORES INC
filed 2004-09-13
CIK 1059272

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2004

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
(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer. Yes  ☒    No  ☐

The aggregate market value of voting stock held by non-affiliates of the registrant was approximately $132,153,173 as of December 31, 2003, the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing sale price per share of $17.33 of the registrant’s Common Stock as reported on the Nasdaq National Market on such date. Shares of Common Stock held by each executive officer and director and by each person who owns 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive for other purposes.

As of August 31, 2004, 39,235,198 shares of Common Stock, $0.001 per share par value, of the registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates information by reference from the definitive Proxy Statement for the 2004 Annual Meeting of Shareholders, to be filed with the Commission no later than 120 days after the end of the registrant’s fiscal year covered by this Form 10-K.

The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from the results discussed in the forward-looking statements. This Form 10-K includes forward-looking statements that could differ from actual future results. Statements that are predictive in nature, that depend upon or refer to future events or conditions or that include words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” “thinks” and similar expressions are forward-looking statements. Forward looking statements include statements about our expected results of operations and capital expenditures. Although we believe that these statements are based upon reasonable assumptions, we cannot assure you that our goals will be achieved. These forward-looking statements are made as of the date of this Form 10-K, and we assume no obligation to update or revise them or provide reasons why actual results may differ. Factors that might cause such a difference include, but are not limited to, our ability to respond to changing fashion trends, miscalculation of the demand for our products, effective management of our growth, decline in comparable store sales performance, ongoing competitive pressures in the apparel industry, changes in the level of consumer spending or preferences in apparel, our ability to attract and retain key management personnel and/or other factors discussed in “Risk Factors” and elsewhere in this Form 10-K.

PART I

ITEM 1.   BUSINESS

General

We design, develop and produce a distinctive line of contemporary women’s apparel and accessories. While we attract a broad audience, our target customers are 21 to 35-year-old women who seek current fashion trends interpreted to suit their lifestyle needs. The “bebe look,” appeals to a hip, sexy, sophisticated, body-conscious woman who takes pride in her appearance. The bebe customer expects value in the form of quality at a competitive price.

Our distinctive product offering includes a full range of fashion separates, dresses, active wear and accessories for all facets of the customer’s lifestyle: career, casual, evening and weekend wear. We design and develop the majority of our merchandise in-house. The merchandise is then manufactured to our specifications. The remainder of our merchandise is selected directly from third party manufacturers’ lines.

We market our products under the bebe, BEBE SPORT and bebe O brand names through our 199 retail stores, of which 159 are bebe stores, 22 are BEBE SPORT stores, and 18 are bebe outlet stores. These stores are located in 32 states, the District of Columbia and Canada. In addition, we have an on-line store at www.bebe.com and our licensees operate 12 international stores.

bebe stores.    The Company was founded by Manny Mashouf, our current Chairman of the Board. We opened our first store in San Francisco, California in 1976, which was also the year we incorporated. During fiscal 2004, we opened seven bebe stores. As of June 30, 2004, the Company operated 159 stores in 32 states, the District of Columbia and Canada.

BEBE SPORT stores.   The Company launched BEBE SPORT during fiscal 2003 to satisfy the casual lifestyle needs of the bebe customer. The BEBE SPORT product line is active inspired sportswear featuring cotton knits, fleece, casual active bottoms, sweaters, outerwear and accessories that are easy, sexy and modern. During fiscal 2004 we opened 13 BEBE SPORT stores. As of June 30, 2004, the Company operated 22 BEBE SPORT stores in 13 states.

bebe outlet stores.   The company utilizes the outlets as a clearance vehicle for merchandise from our bebe and BEBE SPORT stores. Additionally, we round out the inventory of these stores with a strong presentation of logo merchandise and special cuts, which bear the “bebe O” label, produced for the outlet stores. As of June 30, 2004, the Company operated 18 bebe outlet stores in 10 states.

On-line store.   The on-line store offers the customer an extension of the bebe store experience and provides an assortment of bebe and BEBE SPORT merchandise from which the customer can choose. It is also used as a vehicle to communicate with our customers through advertising and direct mail.

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

4.   Control distribution of merchandise.   We control the distribution of the majority of our product through Company owned retail stores and an on-line store. This distribution strategy enables us to display the full assortment of our products, control the pricing, control the visual presentation and flow of goods, test new products and reinforce the brands’ identity in the eyes of our customers. The balance of our products are distributed through licensees, both domestically and internationally.

5.   Enhance brand image.   We attract customers through edgy, high-impact, visual advertising campaigns using print, outdoor, in-store, on-line, and direct mail communication vehicles. We also offer a line of merchandise branded with the distinctive bebe logo to increase brand awareness. We seek to create an upscale, inviting environment that further enhances the bebe brand and builds customer loyalty and demand for bebe merchandise.

Stores and Expansion Opportunities

We believe that there is a significant opportunity to expand the number of bebe and BEBE SPORT stores in new and existing markets. In selecting a specific site, we look for high traffic locations primarily in regional shopping centers and in freestanding street locations. We evaluate proposed sites based on the traffic pattern, co-tenancies, average sales per square foot achieved by neighboring stores, lease economics, demographic characteristics and other factors considered important within the specific location.

For fiscal 2005, we plan to grow our operations in a controlled manner, primarily through the opening of new stores. We have been conservative in our growth plans while we continue to evaluate the new BEBE SPORT concept. As part of our growth strategy, we may open larger stores, with two separate entrances, for both bebe and BEBE SPORT, to take advantage of the bebe brand name. In addition, we are focused on building our infrastructure in order to support a more aggressive growth plan.

Our stores typically have achieved profitability at the store operating level within the first full year of operation; however, we cannot assure you that our stores will do so in the future. Actual store growth and future store profitability and rates of return will depend on a number of factors that include, but are not limited to, individual store economics and suitability of available sites.

During fiscal 2004, we opened 20 stores and closed one store and in fiscal 2005 we plan to open approximately 20 stores, convert approximately two existing bebe stores into BEBE SPORT stores, and close approximately one to three stores. Depending upon the performance of the existing BEBE SPORT locations this fall and the overall retail environment, the Company may open additional locations in fiscal 2005 and 2006.

bebe stores.   During fiscal 2004, we opened seven stores and closed one store. In addition to opening new stores, we expanded or relocated three existing stores to larger spaces during fiscal 2004. Our stores average approximately 3,700 square feet in size and are primarily located in regional shopping malls and freestanding street locations. Future bebe stores will be approximately 3,500 square feet. In fiscal 2005, we plan on opening approximately 11 bebe stores.

BEBE SPORT stores.   During fiscal 2004, we opened 13 BEBE SPORT stores. Our stores average approximately 2,100 square feet in size and are primarily located in regional shopping malls. Future BEBE SPORT stores will be approximately 2,500 square feet. In fiscal 2005, we plan on opening approximately eight BEBE SPORT stores.

bebe outlet stores.   During fiscal 2004, we did not open or close any outlet stores. Our stores average approximately 3,700 square feet in size and are primarily located in outlet malls. In fiscal 2005, we plan on opening approximately one outlet store.

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

Store Closures.   During fiscal 2004, we closed one store. We monitor the financial performance of our stores, and have closed and will continue to close stores that we do not consider to be viable. Many of the store leases contain early termination options that allow us to close the stores in certain specified years of the leases if certain minimum sales levels are not achieved.

On-line store.   During fiscal 2004, we upgraded our on-line store to simplify and enhance our customers’ on-line shopping experience. We plan to continue to invest in such upgrades to further capitalize on the encouraging sales performance of our store.

Merchandising

Our merchandising strategy is to provide current, timely fashions in a broad selection of categories to suit the lifestyle needs of our customers. We market all of our merchandise under the “bebe”, “BEBE SPORT” and “bebe O” labels. In some cases, we select merchandise directly from third-party apparel manufacturers’ lines and market it under our “bebe,” “BEBE SPORT” or “bebe O” labels. We do not have long-term contracts with any third party apparel manufacturers and purchase all of the merchandise from such manufacturers by purchase order.

Product Categories.   After building a strong women’s suiting business in the early 1990s, we have since diversified and expanded our product line. Our distinctive product offering includes a full range of fashion separates, dresses, active wear and accessories for all facets of the customer’s lifestyle: career, casual, evening and weekend wear. While each category’s contribution as a percentage of total net sales varies seasonally, certain of the product classifications are represented throughout the year. We regularly evaluate existing categories for potential expansion opportunities such as the expansion of our accessory line to include signature handbags. We also plan to grow by introducing new product categories such as the introduction of fragrance and beauty products. These categories can be internally developed or developed in conjunction with licensees. During fiscal year 2004, our product licensee business represented less than 1% of total revenue. We currently license rights for footwear and eyewear. Our swimwear licensee terminated on June 30, 2004. Our footwear and eyewear licenses terminate on June 30, 2005 and June 30, 2006, respectively. Under the terms of these agreements, the licensees will manufacture and distribute products branded with the bebe logo to be sold at bebe stores and selected retailers.

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

A detailed merchandising plan supports the product development process. Our monthly product development cycle allows our merchants to make decisions as close as possible to the season. This merchandising plan includes sales, inventory and profitability targets for each product classification and is adjusted on an as needed basis. If we miscalculate consumer demand for our products, we may be faced with significant excess inventory and fabric for some products and missed sales opportunities for others. Weak sales and resulting markdowns could cause our profitability to be impaired.

Marketing

We reinforce our brand with an extensive image advertising campaign, which addresses the lifestyle needs and aspirations of our target customers. An outside advertising agency works with our internal marketing department to create edgy, high-impact ads to attract customers who are drawn to the playfully sensual and evocative imagery.

Image ads are produced quarterly and are featured in fashion and lifestyle magazines, transit shelters, mall kiosks, store windows and are also featured online at bebe.com.

bebe’s direct mail strategy reinforces the seasonal image campaigns. Additionally, catalogs featuring a wider range of bebe and BEBE SPORT product are being mailed to bebe customers.

Editorial coverage and product placement is key to bebe’s marketing initiatives and our public relations department communicates closely with editors, stylists, and celebrities resulting in major editorial coverage and product exposure on television, cable and videos. Additionally, bebe partners with key national magazines on cross promotions and events.

We believe that our advertising promotes brand awareness and supports numerous product line expansion opportunities. For fiscal year 2005, we plan to increase our marketing expenditures to approximately 4% of sales, from 3.4% of sales in fiscal year 2004, to promote our brand through advertising, in-store marketing, direct mail marketing and customer research.

Store Operations

Store operations are organized into four regions and 29 districts. Each region is managed by a regional manager, and each district is managed by a district manager. Each regional manager is typically responsible for four to ten districts, and each district manager is typically responsible for five to nine stores. Each store is typically staffed with three to six managers in addition to sales associates.

We seek to instill enthusiasm and dedication in our store management personnel and our sales associates through incentive programs and regular communication with the stores. Sales associates,

excluding associates in outlet stores, receive commissions on sales with a guaranteed minimum hourly compensation. Store managers receive base compensation plus incentive compensation based on sales and inventory control. Our district managers receive base compensation plus incentive compensation based on meeting sales and profitability benchmarks. Our regional managers participate in the Company’s incentive program.

Sourcing, Quality Control and Distribution

All of our merchandise is marketed under the “bebe”, “BEBE SPORT” and “bebe O” labels. The majority of our merchandise is designed and developed in-house and manufactured to our specifications. The balance is developed primarily in conjunction with third-party apparel manufacturers. In some cases, we select merchandise directly from these manufacturers’ lines. These facilities produce garments based on designs, patterns and detailed specifications produced by us.

We use computer aided design systems to develop patterns and production markers as part of our product development process. We fit test sample garments before production to make sure patterns are accurate. We maintain a formalized quality control program. Garments that do not pass inspection are returned to the manufacturer for rework or accepted at reduced prices for sale in our outlet stores.

The majority of our merchandise is received, inspected, processed, warehoused and distributed through our distribution center. Details about each receipt are supplied to merchandise allocators who determine how the product should be distributed among the stores based on current inventory levels, sales trends and specific product characteristics. Advance shipping notices are electronically communicated to the stores and any goods not shipped are stored for replenishment purposes. Merchandise typically is shipped to the stores three times per week using common carriers.

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

Competition

The retail and apparel industries are highly competitive and are characterized by low barriers to entry. Key competitors include, but are not limited to Arden B, BCBG, Express, Guess, and the Savvy and t.b.d. Departments within Nordstrom. We expect competition in our markets to increase. The primary competitive factors in our markets are: brand name recognition, product styling, product quality, product presentation, product pricing, store ambiance, customer service, and convenience.

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

Intellectual Property and Proprietary Rights

“bebe”, “BEBE SPORT” and certain other trademarks either have been registered or applications are pending with United States Patent and Trademark Office and with certain foreign registries. “bebe O” is a trademark of bebe stores, inc. in the United States.

Information Systems and Technology

We are committed to utilizing technology to enhance our competitive position. Our information systems provide data for stores, production, merchandising, distribution and financial systems. The core business systems, which consist of both purchased and internally developed software, are accessed over a Company-wide network providing corporate employees with access to key business applications. Our investments in information systems have focused on our store, production, merchandise, and financial accounting systems.

Currently, our focus is on better utilizing our production, planning and point of sale system. In addition, we are evaluating a customer loyalty program to be used in conjunction with our direct marketing initiatives. We cannot assure you that we will be successful with the implementation of these new systems or plans. Failure to implement and integrate such systems or plans could have a harmful effect on our business, financial condition and results of operations.

Employees

As of June 30, 2004, we had approximately 2,600 employees, of whom approximately 350 were employed at the corporate offices and distribution center. The remaining 2,250 employees were employed in store operations. Approximately 1,000 were full-time employees and 1,600 were employed on a part-time basis. This is comparable to last fiscal year. In addition, our employees are not represented by any labor union, and the Company believes its relationship with its employees is good.

Available Information

We make available on our website, www.bebe.com, under “Investor Relations,” free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file or furnish such materials to the U.S. Securities and Exchange Commission (“SEC”).

Our Code of Business Conduct and Ethics, Corporate Governance Guidelines and Board of Directors’ Committee Charters are also available on our website, under “Corporate Governance”.

EXECUTIVE OFFICERS OF THE REGISTRANT

Executive Officers and Directors

The following table sets forth certain information with respect to the executive officers and directors as of September 1, 2004:

Name	Age	Position
Manny Mashouf(1)	66	Chairman of the Board
Neda Mashouf(1)	41	Vice Chairman of the Board
Barbara Bass(2)(3)*(4)	53	Director
Cynthia Cohen(2)(3)(4)*	51	Director
Corrado Federico	63	Director
Caden Wang(2)*(3)(4)	52	Director
Gregory Scott(1)	41	Director and Chief Executive Officer
Walter Parks(1)	45	Chief Financial Officer
Barbara Wambach(1)	44	Chief Administrative Officer
Tom Curtis(1)	41	General Merchandising Manager—BEBE SPORT
Mary Jimenez(1)	44	Vice President of Design—BEBE SPORT
Hamid Mashouf(1)	40	Vice President of Information Systems and Technology
Paul Mashouf(1)	39	Vice President of Manufacturing and Sourcing—BEBE SPORT
Ferrell Ostrow(1)	45	Vice President of Store Operations, Loss Prevention and Construction
Michelle Perna(1)	51	Vice President of Human Resources
Susan Peterson(1)	46	Vice President of Design
Mark Rachman(1)	42	Vice President of Manufacturing and Sourcing
Linda Vilaikeo(1)	34	Vice President of Planning and Allocation

(1)          Executive Officer.

(2)          Member, Audit Committee.

(3)          Member, Compensation and Management Development Committee.

(4)          Member, Nominating and Corporate Governance Committee.

*                    Chairman of the Committee

Manny Mashouf founded bebe stores, inc. and has served as Chairman of the Board since our incorporation in 1976. Mr. Mashouf served as our Chief Executive Officer from 1976 to February 2004. Mr. Mashouf is the husband of Neda Mashouf, Vice Chairman of the Board, father of Paul Mashouf and uncle of Hamid Mashouf.

Neda Mashouf has served as a Director since June 1985 and has served as Vice Chairman of the Board since December 2003. Ms. Mashouf has served as General Merchandising Manager of Design of bebe and BEBE SPORT, as well as various other positions since joining bebe in 1984. Ms. Mashouf is the wife of Manny Mashouf, Chairman of the Board, father of Paul Mashouf and uncle of Hamid Mashouf.

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

Cynthia R. Cohen has served as a Director since December 2003. Ms. Cohen is founder and President of Strategic Mindshare, a strategic management consulting firm. She also serves on the Board of Directors of The Sports Authority and Hot Topic, both publicly traded companies, as well as several privately held companies. Prior to founding Strategic Mindshare in 1990, she was a Partner in Management Consulting with Deloitte & Touche. Ms. Cohen serves on the Executive Advisory Board for the Center for Retailing Education and Research at the University of Florida and is Chairman of the Strategic Mindshare Foundation, a philanthropic organization.

Corrado Federico has served as a Director since November 1996. Mr. Federico is President of Solaris Properties and has served as the President of Corado, Inc., a land development firm, since 1991. He is also an active retail consultant. From 1986 to 1991, Mr. Federico held the position of President and Chief Executive Officer of Esprit de Corp, Inc., a wholesaler and retailer of junior and children’s apparel, footwear and accessories (“Esprit”). Mr. Federico also serves on the Board of Directors of Hot Topic, Inc.

Caden Wang has served as a Director since October 2003. Mr. Wang is currently an affiliate of Jackson Hole Group, a consulting company. From 1999 to 2001, Mr. Wang served as Executive Vice President and Chief Financial Officer of LVMH Selective Retailing Group, which included various international retail holdings such as DFS, Sephora, and Miami Cruiseline Services. Mr. Wang previously also served as the Chief Financial Officer for DFS, Gumps, and Cost Plus. Mr. Wang is a Certified Public Accountant.

Gregory Scott has served as the Chief Executive Officer since February 2004 and as Director since August 2004. From 2000 to 2004, Mr. Scott was the President of the Arden B. division of The Wet Seal, Inc. From February 2000 to April 2000, Mr. Scott was President of Laundry, a division of Liz Claiborne. From 1996 to 2000, Mr. Scott was Vice President of Merchandising with bebe stores, inc. From 1994 to 1996, Mr. Scott was a Senior Merchandiser with Ann Taylor, Inc.

Walter Parks has served as Chief Financial Officer since January 2004. From 2001 to 2003, Mr. Parks served as Executive Vice President and Chief Administrative Officer of Wet Seal, Inc. From 1999 to 2001, Mr. Parks served as the Executive Vice President and Chief Administrative Officer of Restoration Hardware, Inc. From 1997 to 1999, Mr. Parks served as Chief Financial Officer and Treasurer for Ann Taylor Stores Corporation, and in various other positions since joining that company in 1988.

Barbara Wambach has served as Chief Administrative Officer since August 2004. From February to August 2004. Ms. Wambach served as President and Chief Operating Officer of BEBE SPORT. From 2002 to 2004, Ms. Wambach served as Executive Vice President of Gap Body, a division of Gap, Inc. From 1999 to 2002, Ms. Wambach served as the Chief Executive Officer and President of eLUXURY. From 1982 to 1999, Ms. Wambach held various executive positions with DFS and Neiman Marcus.

Tom Curtis has served as General Merchandising Manager (GMM)—BEBE SPORT since June 2002. Before his promotion to GMM, Tom served as a Senior Merchandising Manager since joining the company in 1998. Prior to joining bebe stores, inc., Mr. Curtis held various positions with The Walt Disney Co., Rampage Clothing Co. and R.H. Macy & Co., Inc.

Mary Jimenez has served as Vice President of Design—BEBE SPORT since May 2004. From 1999 to 2004, Ms Jimenez was Vice President and GMM of Merchandising Content and Creative for eLUXURY. From 1990 to 1999, Ms. Jimenez held various executive positions at DFS, most recently as Vice President Senior Merchandise Manager, Ready to Wear.

Hamid Mashouf has served as Vice President of Information Systems and Technology (IS&T) since February 2004. From January 2003 to February 2004, Mr. Mashouf served in various IS&T positions, most recently as Senior Director IS&T. From 1999 to 2002, Mr. Mashouf served in various management positions for Agilent Technologies, most recently as Strategic Scientist. From 1986 to 1999, Mr. Mashouf was with Hewlett-Packard Company in various scientific, strategic and engineering management positions in Manufacturing, Marketing and Research and Development. Mr. Mashouf is the nephew of Manny Mashouf, Chairman of the Board and Neda Mashouf, Vice Chairman of the Board.

Paul Mashouf has served as the Vice President of Manufacturing and Sourcing—BEBE SPORT since January 2004 and Vice President of Manufacturing and Sourcing—bebe from 2003 to 2004. Mr. Mashouf was the Director of Manufacturing Systems from 2002 to 2003 and has held various other positions within the Company since joining in 1990. Before joining bebe stores, inc., Mr. Mashouf worked at other retail chains such as The Gap, Banana Republic, Oaktree and Merry Go Round. Mr. Mashouf is the son of Manny Mashouf, Chairman of the Board and Neda Mashouf, Vice Chairman of the Board.

Ferrell Ostrow has served in various capacities at bebe stores, inc. since March 1999, most recently as Vice President of Store Operations, Loss Prevention and Construction. In August 2004, Mr. Ostrow announced that he will focus his energy on Store Construction and Loss Prevention. He will continue in his role as Vice President of Store Operations until a successor is retained. From 1998 to 1999, Mr. Ostrow held the position of Director of Loss Prevention at Pacific Sunwear of California Inc.

Michelle Perna has served as Vice President of Human Resources since November 2000. From 1997 to 2000, Ms. Perna was President of her own consulting company, HR1, where she implemented Human Resources functions for various companies in the Retail, Hotel/Casino, Mortgage Banking and High Technology industries. From 1997 to 1998, Ms. Perna was the Vice President of Human Resources for Merv Griffin Enterprises, New Jersey/Bahamas/Florida.

Susan Peterson has served as Vice President of Design since February 2004. From 2000 to 2004, Ms Peterson was Vice President of Design & Production for the Arden B division of The Wet Seal, Inc. From 1997 to 2000, Ms. Peterson was the Design Director of Sportswear for Rampage. From 1995 to 1996, Ms. Peterson was a Partner/Designer for Audience.

Mark Rachman has served as the Vice President of Manufacturing and Sourcing since January 2004.  From July 2003 to January 2004, Mr. Rachman was Senior Director of Production.  From 1992 to 2002, Mr. Rachman was the President of Ram Apparel, an apparel manufacturing company that he founded.

Linda Vilaikeo has served as Vice President of Planning and Allocation since March 2004. From 2000 to 2004, Ms. Vilaikeo held various planning positions within Gap Inc., most recently as Vice President, Company Planning and Business Development for Old Navy. From 1995 to 2000, Ms. Vilaikeo served as Director, Planning and Allocations for bebe stores inc. From 1991 to 1995, Ms. Vilaikeo held various merchandising, planning and store management positions within Macy’s West, a division of Federated Stores.

ITEM 2.   PROPERTIES

As of June 30, 2004, our 199 stores, all of which are leased, encompassed approximately 704,000 total square feet. The typical store lease is for a 10-year term and requires us to pay a base rent and a percentage rent if certain minimum sales levels are achieved. Many of the leases provide a lease termination option in certain specified years of the lease if certain minimum sales levels are not achieved. In addition, leases for locations typically require us to pay property taxes, utilities, repairs and common area maintenance fees.

Our main corporate headquarters are currently located in a facility in Brisbane, California. The facility located at 400 Valley Drive is approximately 35,000 square feet and houses administrative offices, store support services, and our on-line store. The lease for 400 Valley Drive expires in April 2014. We also lease a 144,000 square foot distribution center in Benicia, California and a 22,500 square foot design studio and production facility in Los Angeles, California. The leases expire in April 2013 and February 2005, respectively. Additionally, during fiscal 2004 we acquired a 50,000 square foot design studio and production facility in Los Angeles, California and plan to move our design and production activities to this studio in the first half of fiscal 2005.

ITEM 3.   LEGAL PROCEEDINGS

As of the date of this filing, the Company is involved in several ongoing legal proceedings as described below.

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

On February 23, 2004, The Wet Seal, Inc. filed a lawsuit in the Superior Court of the State of California, County of Orange against bebe and its current Chief Executive Officer, Greg Scott, who previously was employed as President of The Wet Seal’s Arden B. division until January 7, 2004. The lawsuit asserts causes of action against Scott and/or bebe for (1) specific performance of contract; (2) intentional interference with contract; (3) misappropriation of trade secrets; and (4) unfair competition. On or about May 19, 2004, the court entered The Wet Seal, Inc.’s dismissal of this lawsuit. At this time, the Company is seeking to recover its court costs and attorney fees.

A former employee sued bebe on August 2, 2004 in the Superior Court of the State of California, County of Sacramento (case No. 04AS03109) alleging unlawful failure to pay wages and unfair competition. The plaintiff purports to bring the action on behalf of a class of California employees who hold or at any time within the past four years have held a salaried store management position. The lawsuit seeks compensatory, statutory and injunctive relief.

Although the Company intends to defend itself vigorously against these claims, the Company has accrued liabilities for estimated settlement costs that management believes are probable. Although the final resolution of these matters may be greater than the Company’s recorded liability, management does not believe the ultimate resolution will have a material adverse effect on the Company’s business, financial condition or results of operations.

In addition to the above, the Company is also involved in various other legal proceedings arising in the normal course of business. None of these matters are expected, individually or in the aggregate, to have a material adverse effect on the Company’s business, financial condition or results of operations.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our shareholders during the fourth quarter of fiscal year 2004.

PART II

ITEM 5.   MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The common stock trades on the Nasdaq National Market under the symbol “BEBE”. The following table sets forth the high and low sales of our common stock for the two years ended June 30, 2004, as reported by Nasdaq:

	High	Low
Fiscal 2003
First Quarter	$14.15	$7.68
Second Quarter	9.98	6.39
Third Quarter	11.51	7.31
Fourth Quarter	13.33	7.81
Fiscal 2004
First Quarter	$19.30	$12.71
Second Quarter	21.33	15.22
Third Quarter	22.97	16.45
Fourth Quarter	24.33	18.89

In April 2004, the Company declared a 3 for 2 stock split which became effective on May 5, 2004. All share and per share amounts included herein have been adjusted for this stock split.

As of August 31, 2004, the number of holders of record of our common stock was 72 and the number of beneficial holders of our common stock was approximately 2,560.

We have never paid any dividends on our common stock. Declaration and payment of dividends is within the sole discretion of our Board of Directors, subject to limitations imposed by California law and compliance with our credit agreements, and will depend on our earnings, capital requirements, financial condition and such other factors as the Board of Directors deems relevant.

On August 12, 2004 our Board of Directors approved an annual cash dividend of $0.20 per common share on our common stock. The first quarterly dividend of $0.05 per share is payable September 30, 2004 to stockholders of record on September 9, 2004.

Information with respect to equity plan compensation is incorporated by reference from our definitive Proxy Statement to be filed with the Commission not later than 120 days after the end of our fiscal year.

ITEM 6.   SELECTED FINANCIAL DATA

Selected Financial and Operating Data

The following selected financial data is qualified by reference to, and should be read in conjunction with, the Financial Statements and Notes thereto and the other financial information appearing elsewhere in this filing. These historical results are not necessarily indicative of results to be expected in the future. In April 2004, the Company declared a 3 for 2 stock split which became effective on May 5, 2004. All share and per share amounts included herein have been adjusted for this stock split.

	Fiscal Year Ended June 30,
Operating Results:	2004	2003	2002	2001	2000
	(Amounts in thousands, except per share data)
Net sales	$372,257	$323,549	$316,424	$290,836	$241,802
Cost of sales, including production and occupancy	197,269	179,058	174,048	151,204	119,850
Gross profit	174,988	144,491	142,376	139,632	121,952
Selling, general and administrative expenses	122,278	115,851	101,828	97,817	76,294
Income from operations	52,710	28,640	40,548	41,815	45,658
Interest and other income, net	1,959	2,199	2,074	3,407	3,201
Earnings before income taxes	54,669	30,839	42,622	45,222	48,859
Provision for income taxes	20,899	11,560	16,138	17,415	19,454
Net earnings	$33,770	$19,279	$26,484	$27,807	$29,405
Basic earnings per share	$0.87	$0.50	$0.70	$0.75	$0.80
Diluted earnings per share	$0.85	$0.50	$0.68	$0.72	$0.78
Basic weighted average shares outstanding	38,815	38,466	38,106	37,188	36,722
Diluted weighted average shares outstanding	39,731	38,853	38,946	38,545	37,838

	Fiscal Year Ended June 30,
Statistics:	2004	2003	2002	2001	2000
Number of stores:
Opened during period	20	20	20	26	24
Closed during the period	1	5	1	4	1
Open at end of period	199	180	165	146	124
Net sales per average store (in thousands)(1)	$1,900	$1,770	$1,957	$2,030	$2,164
Comparable store sales increase (decrease)(2)	9.5%	(6.8)%	(5.7)%	(2.3)%	0.4%

	As of June 30,
	2004	2003	2002	2001	2000
	(Dollars in thousands)
Balance Sheet Data:
Working capital	$188,164	$149,840	$133,738	$107,323	$80,711
Total assets	296,736	241,978	213,165	174,730	137,662
Long-term debt, including current portion	—	—	2	82	173
Shareholders’ equity	244,420	201,345	180,541	147,296	111,800

(1)    Based on the sum of average monthly sales for the period.

(2)    Comparable store sales are calculated by including the net sales of stores that have been open at least one year. Therefore, a store is included in the comparable store sales base beginning with its thirteenth month. Stores that have been expanded or remodeled by 15 percent or more or have been permanently relocated are excluded from the comparable store sales base. In addition, comparable store sales are calculated on a calendar month basis using a same day sales comparison. On-line store sales are not included in the comparable store sales calculation.

ITEM 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Financial Statements and Notes thereto included elsewhere in this Form 10-K. The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements, which involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under “Risks That May Affect Results” in this section. Fiscal year 2004 ended on June 30, 2004 and we reported this fiscal year on a calendar month basis. Effective July 1, 2004, we will report on a 4-4-5 week period end. Each period will end on a Saturday. Fiscal year 2005 started on July 1, 2004 and will end on July 2, 2005. The quarter beginning with July 1, 2004 will end October 2, 2004 and will include 3 additional days in the reporting period.

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

Inventories.   Our inventories are stated at the lower of weighted average cost or market. Market is determined based on the estimated net realizable value, which is generally the merchandise selling price. To ensure that our raw material is properly valued we age the fabric inventory and write down the inventory to reduce the cost in accordance with our established policy, which is based on historical experience. To ensure our finished goods inventory is properly valued we review the age and turnover of our inventory and reduce the cost if the selling price is marked down below cost. These assumptions can have an impact on current and future operating results and financial position. We estimate shortage for the period between the last physical count and balance sheet date based on historic shortage trends. If shortage trends increase it could negatively impact our profitability.

Long-lived assets.   We review long-lived assets for impairment whenever events or changes in circumstances, such as store closures or poor performing stores, indicate that the carrying value of an asset may not be recoverable. If the undiscounted cash flows from the long-lived assets are less than the carrying value we record an impairment charge equal to the difference between the carrying value and the asset’s fair value. In addition, at the time a decision is made to close a store, we record an impairment charge, if appropriate, or accelerate depreciation over the revised useful life. Historically, our impairment charges have been immaterial. During fiscal 2004 and 2003, we recorded charges for the impairment of store assets of $120,000 and $265,000, respectively. We believe at this time that the long-lived assets’ carrying values and useful lives continue to be appropriate.

Sales Return Reserve.   We record a reserve for estimated product returns based on historical return trends. For fiscal 2004, the reserve was $572,000 compared to $498,000 in fiscal 2003. If actual returns are greater than those projected, additional sales returns may be recorded in the future.

Accrued Litigation.   We accrue liabilities for estimates of probable settlements of lawsuits. During fiscal 2004, two lawsuits were filed against us alleging misclassification of employment position. The lawsuits seek class action status in addition to compensatory, statutory and injunctive relief. We recorded a liability in the fourth quarter of 2004 for the estimated payment of claims. The liability recorded as of June 30, 2004 is an estimate and should a greater amount of claims occur, the recorded liability may not be sufficient.

Income Taxes.   We accrue liabilities for estimates of probable settlements of domestic and foreign tax audits. At any one time, several tax years may be subject to audit by various taxing jurisdictions. The results of these audits and negotiations with taxing authorities may affect the ultimate settlement of these issues. Our effective tax rate in a given financial statement period may be materially impacted by changes in the mix and level of earnings. We also record a valuation allowance against our deferred tax assets arising from foreign tax credit carryforwards as the utilization of these credits is not assured.

Recent Accounting Pronouncements

In March 2004, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 03-1, The Meaning of Other-Than-Temporary Impairments and Its Application to Certain Investments (“EITF 03-1”). EITF 03-1 provides a three-step impairment model for determining whether an investment is other-than-temporarily impaired and requires the Company to recognize such impairments as an impairment loss equal to the difference between the investment’s cost and fair value at the reporting date. The guidance is effective for the Company during the first quarter of fiscal 2005. The Company does not believe that the adoption of EITF 03-1 will have a significant effect on its financial statements.

Results of Operations

The following table sets forth certain financial data as a percentage of net sales for the periods indicated:

	Fiscal Year Ended June 30,
Statement of Operating Data:	2004	2003	2002
Net sales	100.0%	100.0%	100.0%
Cost of sales, including production and occupancy(1)	53.0	55.3	55.0
Gross profit	47.0	44.7	45.0
Selling, general and administrative expenses(2)	32.8	35.8	32.2
Income from operations	14.2	8.9	12.8
Interest and other income, net	0.5	0.7	0.7
Earnings before income taxes	14.7	9.6	13.5
Provision for income taxes	5.6	3.6	5.1
Net earnings	9.1%	6.0%	8.4%

(1)          Cost of sales includes the cost of merchandise, occupancy costs and production costs.

(2)          Selling, general and administrative expenses primarily consist of non-occupancy store costs, corporate overhead and advertising costs.

Years Ended June 30, 2004 and 2003

Net Sales.   Net sales increased to $372.3 million during the year ended June 30, 2004 from $323.5 million in fiscal 2003, an increase of $48.8 million, or 15.1%. Of this increase, new, expanded or remodeled stores not included in the comparable store sales base added $20.4 million to sales, and an increase in comparable store sales of 9.5% increased sales by $28.4 million. The increase in comparable store sales performance was largely due to customer acceptance of the product offering and a more balanced assortment of merchandise that contributed to an increase in transactions per store. Based on the Company’s current product offering, we expect positive comparable store sales in fiscal year 2005.

Gross Profit.   Gross profit increased to $175.0 million for the year ended June 30, 2004 from $144.5 million in fiscal 2003, an increase of $30.5 million, or 21.1%. As a percentage of net sales, gross profit increased to 47.0% for fiscal 2004 from 44.7% during fiscal 2003. The increase in gross profit as a percentage of net sales resulted from improved merchandise margins of 1.5 percentage points and favorable occupancy leverage of 0.8 percentage points. These improvements are a result of customer acceptance of our merchandise and higher comparable store sales. We expect to continue to experience margin improvement as a result of favorable occupancy leverage.

Selling, General and Administrative Expenses.   Selling, general and administrative expenses, which primarily consist of non-occupancy store costs, corporate overhead and advertising costs, increased to $122.3 million during fiscal 2004 from $115.9 million in fiscal 2003, an increase of $6.4 million, or 5.5%. As a percentage of net sales, these expenses decreased to 32.8% during fiscal 2004 from 35.8% in fiscal 2003. This decrease as a percentage of net sales was primarily due to lower compensation associated with higher store productivity, lower depreciation due to fully depreciated assets, offset by increased incentive compensation and costs associated with the potential settlements of outstanding lawsuits. We expect to continue to benefit from increased leverage on fixed expenses during fiscal 2005.

Interest and Other Income, Net.   We generated $2.0 million of interest and other income (net of other expenses) during fiscal 2004 as compared to $2.2 million in fiscal 2003. Average cash balances continued to increase due to positive operating results, offset by lower interest rates.

Provision for Income Taxes.   The effective tax rate was 38.2% for fiscal 2004 as compared to 37.5% for fiscal 2003. The higher effective tax rate for 2004 is primarily attributable to an increase in the valuation allowance against foreign tax credit carry forwards as the utilization of these carry forwards is not assured.

Years Ended June 30, 2003 and 2002

Net Sales.   Net sales increased to $323.5 million during fiscal 2003 from $316.4 million in fiscal 2002, an increase of $7.1 million, or 2.2%. Of this increase, new, expanded or remodeled stores not included in the comparable store sales base added $27.3 million to sales, while a decrease in comparable store sales of 6.8% reduced sales by $20.2 million. The decrease in comparable store sales performance was attributed to the following: marketplace conditions which impacted customer traffic to our stores, missed opportunities in key product categories and production delays which resulted in missed sales opportunities and increased promotional activities.

Gross Profit.   Gross profit increased to $144.5 million for fiscal 2003 from $142.4 million in fiscal 2002, an increase of $2.1 million, or 1.5%. As a percentage of net sales, gross profit decreased to 44.7% for the year from 45.0% during fiscal 2002. The decrease in gross profit as a percentage of net sales resulted from negative occupancy leverage offset by slightly higher net merchandise margins. Negative occupancy expense leverage was the result of lower sales productivity.

Selling, General and Administrative Expenses.   Selling, general and administrative expenses, which primarily consist of non-occupancy store costs, corporate overhead and advertising costs, increased to $115.9 million during fiscal 2003 from $101.8 million in fiscal 2002, an increase of $14.1 million, or 13.9%.

As a percentage of net sales, these expenses increased to 35.8% during fiscal 2003 from 32.2% in fiscal 2002. This increase as a percentage of net sales was primarily due to higher compensation associated with the store commission structure, higher depreciation due to negative leverage and investments in the Company’s infrastructure, and store closure expenses and reserves which amounted to $557,000 related to 5 store closures and an impairment reserve for 2 stores. Expenses were also impacted by charges related to abandoned information technology projects which were offset by a favorable legal settlement.

Interest and Other Expense Income, Net.   We generated $2.2 million of interest and other income (net of other expenses) during fiscal 2003 as compared to $2.1 million in fiscal 2002. Average cash balances continued to increase arising from operating results offset by lower interest rates.

Provision for Income Taxes.   The effective tax rate for fiscal 2003 was 37.5% as compared to 37.9% in fiscal 2002. The lower effective tax rate for fiscal 2003 was primarily attributable to a lower effective state tax rate due to the benefits of the corporate legal entity restructuring.

Seasonality of Business and Quarterly Results

Our business varies with general seasonal trends that are characteristic of the retail and apparel industries. As a result, our typical store generates a majority of our annual net sales and profitability in the second quarter of our fiscal year (which includes the fall and holiday selling seasons) compared to other quarters of our fiscal year. If for any reason our sales were below seasonal norms during the second quarter of our fiscal year, our annual operating results would be negatively impacted. Because of the seasonality of our business, results for any quarter are not necessarily indicative of results that may be achieved for a full fiscal year.

Liquidity and Capital Resources

Our working capital requirements vary widely throughout the year and generally peak in the first and second fiscal quarters. At June 30, 2004, we had approximately $194.1 million of cash and equivalents, short-term marketable securities and long-term marketable securities on hand. In addition, we had a revolving line of credit, under which we could borrow or issue letters of credit up to a combined total of $10.0 million. As of June 30, 2004, there were no borrowings under the line of credit and letters of credit outstanding totaled $5.1 million.

Net cash provided by operating activities in fiscal 2004, 2003 and 2002 was $58.0 million, $41.6 million and $49.9 million, respectively. The increase in cash provided by operating activities in fiscal 2004 compared to 2003 was primarily the result of an increase in net income, increase in accrued liabilities primarily related to incentive compensation, and other changes in working capital.

Net cash used by investing activities was $16.8 million, $33.2 million and $21.9 million in fiscal 2004, 2003 and 2002, respectively. The primary use of these funds was for capital expenditures. The decrease in cash used by investing activities in 2004 was a result of net proceeds from marketable securities, as compared to net purchases of marketable securities in 2003, offset by higher capital expenditures. Capital expenditures in 2004 relate to the purchase of our new design studio and production facility in Los Angeles for approximately $11 million, the opening of new stores for approximately $8.6 million, the expansion/relocation of stores for approximately $1.7 million, and investments in management information systems of approximately $1.0 million. We opened 20 new stores in each of fiscal 2004, 2003 and 2002 and we expect to open 20 stores in fiscal 2005. In fiscal year 2005, we expect capital expenditures of approximately $8 million for new stores, approximately $6.5 million for store expansion/relocation/conversion, approximately $3 million for investments in information systems and approximately $2.5 of other capital expenditures.

During fiscal 2004, the average of bebe and BEBE SPORT new store construction costs (before tenant allowances) was $358,000 per store. The average gross inventory investment per store was $55,000.

Net cash provided by financing activities was $7.1 million, $0.7 million and $4.2 million in fiscal 2004, fiscal 2003 and fiscal 2002, respectively, and was derived from proceeds from the issuance of common stock arising from stock option exercises.

On August 12, 2004 our Board of Directors approved an annual cash dividend of $0.20 per common share on our common stock. The first quarterly dividend of $0.05 per share is payable September 30, 2004 to stockholders of record on September 9, 2004.

We believe that our cash on hand, together with our cash flow from operations, will be sufficient to meet our capital and operating requirements through fiscal 2005. Our future capital requirements, however, will depend on numerous factors, including without limitation, the size and number of new and expanded stores, investment costs for management information systems, potential acquisitions and/or joint ventures, repurchase of stock and future results of operations.

Summary Disclosures about Contractual Obligations and Commercial Commitments:

The following tables summarize our significant contractual obligations and commercial commitments as of June 30, 2004 (in thousands):

	Amount of commitment expiration period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
	(Dollars in thousands)
Operating leases	$227,394	$33,805	$62,969	$57,243	$73,377
Unconditional purchase obligations(1)	52,709	52,709	—	—	—
Trade letters of credit	4,481	4,481	—	—	—
Standby letters of credit	578	578	—	—	—
Total Contractual Obligations and Commercial Commitments	$285,162	$91,573	$62,969	$57,243	$73,377

(1)          Unconditional purchase obligations are defined as agreements to purchase goods or services that are enforceable and legally binding on the Company and that specify all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Included in the purchase obligations category above are commitments for inventory purchases, capital expenditures, information technology and professional services. Most arrangements are cancelable without a significant penalty and with short notice (usually 30 to 90 days). Amounts reflected on the consolidated balance sheet as accounts payable and accrued liabilities are excluded from the table above.

As of June 30, 2004, there were no borrowings outstanding under the line of credit.

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

RISKS RELATING TO OUR BUSINESS:

1.   The success of our business depends in large part on our ability to identify fashion trends as well as to react to changing customer demand in a timely manner.   Consequently, we depend in part upon customer response to the creative efforts of our merchandising, design and marketing teams and their ability to anticipate trends and fashions that will appeal to our consumer base. If we miscalculate our customers’ product preferences or the demand for our products, we may be faced with excess inventory. Historically, this type of occurrence has resulted in excess fabric for some products and markdowns and/or write-offs, which has impaired our profitability, and may do so in the future. Similarly, any failure on our part to anticipate, identify and respond effectively to changing consumer demands and fashion trends will adversely affect our sales.

2.   If we are unable to obtain raw materials, unable to find manufacturing facilities or our manufacturers perform unacceptably, our sales may be negatively affected and our financial condition may be harmed.   We do not own any manufacturing facilities and therefore depend upon third parties to manufacture our products. We place all of our orders for production of merchandise and raw materials by purchase order and do not have any long-term contracts with any manufacturer or supplier. If we fail to maintain favorable relationships with our manufacturers and suppliers or are unable to obtain sufficient quantities of quality raw materials on commercially reasonable terms, it could harm our business and results of operations. We cannot assure you that third party manufacturers (1) will not supply similar products to our competitors, (2) will not stop supplying products to us completely or (3) will supply products in a timely manner. Untimely receipt of products may result in markdowns which would have a negative impact on earnings. Furthermore, we have received in the past, and may receive in the future, shipments of products from manufacturers that fail to conform to our quality control standards. In such event, unless we are able to obtain replacement products in a timely manner, we may lose sales. Certain of our third party manufacturers store our raw materials. In the event our inventory was damaged or destroyed and we were unable to obtain replacement raw materials, our earnings may be negatively impacted.

3.   Our success depends on our ability to attract and retain key employees in order to support our existing business and future expansion.   From time to time we actively recruit qualified candidates to fill key positions from within the company. There is substantial competition for experienced personnel, which we expect to continue. We compete for experienced personnel with companies who have greater financial resources than we do. In the past, we have experienced significant turnover of our executive management team and retail store personnel. We are also exposed to employment practice litigation due to the large number of employees and high turnover of our sales associates. If we fail to attract, motivate and retain qualified personnel, it could harm our business and limit our ability to expand.

In addition, we depend upon the expertise and execution of our key employees, particularly Manny Mashouf, the founder, Chairman of the Board and majority shareholder. We do not carry “key person” life insurance policies on any of our employees. If we lose the services of Mr. Mashouf or any key officers or employees, it could harm our business and results of operations.

4.   If we are not able to successfully expand our bebe and BEBE SPORT stores our revenue base and earnings may be impaired.   As part of our growth strategy, we may open larger bebe stores. If these stores are not successful, our financial condition may be harmed . In addition, we launched a new store concept, BEBE

SPORT during fiscal 2003 for which we have committed significant financial and human resources to develop and expand. The failure of the BEBE SPORT concept may result in a negative impact to earnings.

5.   There can be no assurance that future store openings will be successful.    We expect to open approximately 20 stores in fiscal 2005, of which approximately eight will be BEBE SPORT stores approximately eleven will be bebe stores and approximately one will be an outlet store. There can be no assurance that these stores, or any other stores that we might open in the future, will be successful or that our overall gross profit will increase as a result of opening these stores. In addition, most of our new store openings in fiscal 2005 will be in existing markets. These openings may affect the existing stores’ net sales volumes and profitability. Our failure to predict accurately the demographic or retail environment at any future store location could have a material adverse effect on our business, financial condition and results of operations.

6.   Any serious disruption at our major facilities could have a harmful effect on our business.   We currently operate our corporate office in Brisbane, California, a distribution facility in Benicia, California, and a design studio and production facility in Los Angeles, California. We have also recently purchased a design studio and production facility in Los Angeles, California. Any serious disruption at these facilities whether due to construction, relocation, fire, earthquake, terrorist acts or otherwise would harm our operations and could have a harmful effect on our business and results of operations. Furthermore, we have little experience operating essential functions away from our main corporate offices and are uncertain what effect operating such satellite facilities might have on business, personnel and results of operations. We are in process of implementing a business continuity plan that will address recovery in the event of a serious disruption at one of our major facilities.

7.   We face significant competition in the retail and apparel industry, which could harm our sales and profitability.   The retail and apparel industries are highly competitive and are characterized by low barriers to entry. Key competitors include, but are not limited to Arden B, BCBG, Express, Guess, and the t.b.d. and Savvy Departments within Nordstrom. We expect competition in our markets to increase. The primary competitive factors in our markets are: brand name recognition, sourcing strategies, product styling, quality, presentation and pricing, timeliness of product development and delivery, store ambiance, customer service and convenience.

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

8.   Purchases of the merchandise we sell are generally discretionary and are therefore particularly susceptible to economic slowdowns.   If economic conditions change, our business, financial condition and results of operations could be adversely affected. Consumers are generally more willing to make discretionary purchases, including purchases of fashion products, during periods in which favorable economic conditions prevail.

The outlook for the United States economy is uncertain and is directly affected by global political factors that are beyond our control. Any escalation of military action involving the United States could cause increased volatility in financial markets, further adversely affecting consumer confidence and spending habits.

9.   If we are not able to successfully protect our intellectual property our ability to capitalize on the value of our brand name may be impaired.   Even though we take actions to establish, register and protect our trademarks and other proprietary rights, we cannot assure you that we will be successful or that others will not imitate our products or infringe upon our intellectual property rights. In addition, we cannot assure you that others will not resist or seek to block the sale of our products as infringements of their trademark and proprietary rights.

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

Furthermore, if we do not demonstrate use of our trademarks, our trademark rights may lapse over time.

10.   If an independent manufacturer violates labor or other laws, or is accused of violating any such laws, or if their labor practices diverge from those generally accepted as ethical, it could harm our business and brand image.   While we maintain a policy to monitor the operations of our independent manufacturers by having an independent firm inspect these manufacturing sites, and all manufacturers are contractually required to comply with such labor practices, we cannot control the actions or the public’s perceptions of such manufacturers, nor can we assure that these manufacturers will conduct their businesses using ethical or legal labor practices. Apparel companies can be held jointly liable for the wrongdoings of the manufacturers of their products. While we do not control their employees’ employment conditions or the manufacturer’s business practices, and the manufacturers act in their own interest, they may act in a manner that results in negative public perceptions of us and/or employee allegations or court determinations that we are jointly liable.

RISKS RELATING TO OUR COMMON STOCK:

1.   Our stock price may fluctuate because of the small number of shares that can be publicly traded and the low average daily trading volumes.   The vast majority of our outstanding shares of our common stock are not registered and are subject to trading restrictions. As of June 30, 2004, only 9,467,747 shares of our common stock were available to be publicly traded, and as a result, our average daily trading volumes are relatively low, and our stock price is vulnerable to market swings due to large purchases, sales and short sales of our common stock.

2.   Because a principal shareholder controls the company, other shareholders may not be able to influence the direction the company takes.   As of June 30, 2004, Manny Mashouf, the Chairman of the Board, beneficially owned approximately 75.8% of the outstanding shares of our common stock. As a result, he alone can control the election of directors and the outcome of all issues submitted to the shareholders. This may make it more difficult for a third party to acquire shares, may discourage acquisition bids, and could limit the price that certain investors might be willing to pay for shares of common stock. This concentration of stock ownership may have the effect of delaying, deferring or preventing a change in control of our company.

3.   If we account for employee stock options using the fair value method, it could significantly reduce our net income.   There has been ongoing public debate whether stock options granted to employees should be treated as compensation expense and, if so, how to properly value such charges. On March 31, 2004, the Financial Accounting Standard Board (FASB) issued an Exposure Draft, “Share-Based Payment: an amendment of FASB statements No. 123 and 95,” which would require a company to recognize, as an expense, the fair value of stock options and other stock-based compensation to employees beginning in 2005 and subsequent reporting periods. If we elect or are required to record an expense for our stock-based compensation plans using the fair value method as described in the Exposure Draft, we could have significant and ongoing accounting charges, which could significantly reduce our net income.

4.   Investor confidence and share value may be adversely impacted if we are unable to favorably assess, or our independent registered public accountants are unable to provide an unqualified attestation report on our assessment of, the effectiveness of our internal control over financial reporting as of the end of our 2005 fiscal year as required by Section 404 of the Sarbanes-Oxley Act of 2002.   An effective system of internal control over financial reporting is necessary for us to provide reliable financial reports.  Rules adopted by the Securities and Exchange Commission pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 require annual assessment of our internal control over financial reporting, and attestation of our assessment by our independent registered public accountants.  This requirement will first apply to our Annual Report on Form 10-K for the fiscal year ending July 2, 2005.  The rules governing the standards that must be met for management to assess the internal control over financial reporting as effective are new and complex, and require significant documentation, testing and possible remediation to meet the detailed standards under the new rules.  Although we are diligently reviewing, documenting and testing our internal control over financial reporting, we may encounter problems or delays in completing the implementation of any changes necessary to make a favorable assessment of our internal control over financial reporting under the new standards.  In addition, the evaluation and attestation process by our independent registered public accountants is new and we may encounter problems or delays in completing the implementation of any requested improvements and receiving a favorable review and attestation by our independent registered public accountants.  If we cannot favorably assess, or our independent registered public accountants are unable to provide an unqualified attestation report on our assessment of, the effectiveness of our internal control over financial reporting, investor confidence and share value may be negatively impacted.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks, which include changes in U.S. interest rates and, to a lesser extent, foreign exchange rates. We do not engage in financial transactions for trading or speculative purposes.

Interest Rate Risk.

We currently maintain a portfolio of variable interest rate investments consisting of cash equivalents, short-term marketable securities and long-term marketable securities. Marketable securities are comprised of closed-end variable interest rate funds that invest primarily in tax-exempt municipal bonds. Due to the variable nature of these investments, their value is typically not subject to market rate changes. According to our investment policy, we may invest in taxable and tax exempt instruments. In addition, the policy establishes limits on credit quality, maturity, issuer and type of instrument. Marketable securities are classified as “available for sale”. We do not use derivative financial instruments in our investment portfolio.

All highly liquid investments with a maturity of three months or less at the date of purchase are considered to be cash equivalents. The remaining investments are considered short-term marketable securities if maturities range between four and twelve months or long term marketable securities if maturities are over twelve months.

The following table lists our cash equivalents, short-term marketable securities and long-term marketable securities at June 30, 2004:

	2004	Fair Value
	(Dollars in thousands)
Cash equivalents	$171,753	$171,753
Weighted average interest rate	2.03%
Short-term marketable securities	5,050	5,050
Weighted average interest rate	2.20%
Long-term marketable securities	7,875	7,875
Weighted average interest rate	2.72%
Total	$184,678	$184,678

The interest payable on our bank line of credit is based on variable interest rates and therefore affected by changes in market interest rates. If interest rates rose .10% from the bank’s reference rate as of June 30, 2004, our results from operations and cash flows would not be significantly affected since we have no outstanding borrowings.

Foreign Currency Risks.

We enter into a significant amount of purchase obligations outside of the U.S. substantially all of which are negotiated and settled in U.S. Dollars and, therefore, we have only minimal exposure to foreign currency exchange risks. We also operate a subsidiary with a functional currency other than the U.S. Dollar. This subsidiary represented less than two percent of total revenues for fiscal year 2004 and, therefore, presents only minimal exposure to foreign currency exchange risks. We do not hedge against foreign currency risks and believe that foreign currency exchange risk is immaterial.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Information with respect to this item is set forth in “Index to Financial Statements.”

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.   CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (“the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2004 to provide reasonable assurance that the information required to be disclosed by us in this Annual Report on Form 10-K was recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and Form 10-K.

We also maintain a system of internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. No changes in our internal control over financial reporting occurred during the quarter ending June 30, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.   OTHER INFORMATION

None.

PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information with respect to this item is incorporated by reference from the Registrant’s definitive Proxy Statement to be filed with the Commission not later than 120 days after the end of the registrant’s fiscal year.

With respect to Item 406 of Regulation S-K, our Code of Business Conduct and Ethics is filed herewith as Exhibit 14.1.

ITEM 11.   EXECUTIVE COMPENSATION

Information with respect to this item is incorporated by reference from the Registrant’s definitive Proxy Statement to be filed with the Commission not later than 120 days after the end of the registrant’s fiscal year.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information with respect to this item is incorporated by reference from the Registrant’s definitive Proxy Statement to be filed with the Commission not later than 120 days after the end of the Registrant’s fiscal year.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information with respect to this item is incorporated by reference from the Registrant’s definitive Proxy Statement to be filed with the Commission not later than 120 days after the end of the Registrant’s fiscal year.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information with respect to this item is incorporated by reference from the Registrant’s definitive Proxy Statement to be filed with the Commission not later than 120 days after the end of the Registrant’s fiscal year.

PART IV

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)

1.     The financial statements listed in the “Index to Consolidated Financial Statements” at page F-1 are filed as a part of this report.

2.                Financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3.                Exhibits included or incorporated herein: See Index to Exhibits.

(b)   Reports on Form 8-K.

Date of Report	Items	Description
April 8, 2004	5, 7	The Company issued a press release announcing a 3-for-2 split of its common stock.
April 8, 2004	7, 12	The Company issued a press release announcing March 2004 sales and the Company’s updated financial outlook for the third quarter of fiscal 2004.
April 22, 2004	7, 12	The Company issued a press release announcing third quarter earnings of fiscal 2004.
May 6, 2004	7, 12	The Company issued a press release announcing April 2004 sales.
June 3, 2004	7, 12	The Company issued a press release announcing May 2004 sales and the Company’s updated financial outlook for the fourth quarter of fiscal 2004.

(c)    Exhibits

EXHIBIT NUMBER	DESCRIPTION OF DOCUMENT
3.1	Amended and Restated Articles of Incorporation of Registrant.
3.2	Amended and Restated Bylaws of Registrant.
4.1*	Specimen certificate representing the Common Stock (in standard printer form, not provided).
10.1	1997 Stock Plan.
10.2*	1998 Stock Purchase Plan.
10.3*	Form of Indemnification Agreement.
10.6**

Standard Industrial/Commercial-Tenant Lease-Net dated November 30, 1998 between Registrant and Far Western Land and Investment Company, Inc., (lease for additional building to house administrative departments in Brisbane, California).

10.8***	Form of Retail Store License Agreement between Registrant and [company].
10.9****	Amendment No. 1 to Lease Agreement (amendment to Standard Industrial/Commercial-Tenant Lease-Net dated November 30, 1998 between Registrant and Far Western Land and Investment Company, Inc.)
10.10*****	Lease Agreement dated October 24, 2000, as amended, between Registrant and Lincoln PO Benicia Limited Partnership.
10.11*****	Lease Agreement dated November 3, 2000, as amended, between Registrant and Stanley Hirsh and Anita Hirsh as trustees, D/B/A Mercantile Center.
10.12*****	Form of Restricted Stock Units Agreement.
10.17	Standard Offer, Agreement and Escrow Instructions for Purchase of Real Estate dated January 20, 2004 by and among bebe stores, inc. and 10345 Olympic LLC.
14.1	Code of Business Conduct and Ethics
21.1	Subsidiaries of Registrant.
23.1	Consent of Independent Registered Public Accounting Firm.
24.1	Power of Attorney (see signature page).
31.1	Section 302 Certification of Chief Executive Officer.
31.2	Section 302 Certification of Chief Financial Officer.
32.1	Section 906 Certification of Chief Executive Officer.
32.2	Section 906 Certification of Chief Financial Officer.

*           Incorporated by reference from exhibits of the same number in Registrant’s Registration Statement on Form S-1 (Reg. No. 333-50333), effective June 16, 1998.

**                          Incorporated by reference from exhibits of the same number in Registrant’s Quarterly Report on Form 10-Q filed on February 16, 1999.

***                   Incorporated by reference from exhibits of the same number in Registrant’s Annual Report on Form 10-K filed on September 28, 1999.

****    Incorporated by reference from exhibits of the same number in Registrant’s Annual Report on Form 10-K filed on September 28, 2000.

*****  Incorporated by reference from exhibits of the same number in Registrant’s Annual Report on Form 10-K filed on September 29, 2003.

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Brisbane, State of California, on the 13th day of September 2004.

bebe stores, inc.
By:	/s/ Gregory Scott
Gregory Scott
Chief Executive Officer
(Principal Executive Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Gregory Scott and Walter Parks, and each of them acting individually, as his true and lawful attorneys-in-fact and agents, each with full power of substitution, for him in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, with full power of each to act alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully for all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or his or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Exchange Act, this Annual Report on Form 10-K has been signed by the following persons in the capacities and on the dates indicated:

Name	Title	Date
/s/ Gregory Scott	Director and Chief Executive Officer (Principal	September 13, 2004
Gregory Scott	Executive Officer)
/s/ Walter Parks	Chief Financial Officer (Principal Financial Officer	September 13, 2004
Walter Parks	and Principal Accounting Officer)
/s/ Manny Mashouf	Chairman of the Board	September 13, 2004
Manny Mashouf
/s/ Neda Mashouf	Vice Chairman of the Board	September 13, 2004
Neda Mashouf
/s/ Barbara Bass	Director	September 13, 2004
Barbara Bass
/s/ Cynthia Cohen	Director	September 13, 2004
Cynthia Cohen
/s/ Corrado Federico	Director	September 13, 2004
Corrado Federico
/s/ Caden Wang	Director	September 13, 2004
Caden Wang

S-1

bebe stores, inc.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JUNE 30, 2004, 2003 AND 2002:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
bebe stores, inc.:

We have audited the accompanying consolidated balance sheets of bebe stores, inc. and subsidiaries (“the Company”) as of June 30, 2004 and 2003 and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three fiscal years in the period ended June 30, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of bebe stores, inc. and subsidiaries as of June 30, 2004 and 2003 and the results of their operations and their cash flows for each of the three fiscal years in the period ended June 30, 2004 in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP
San Francisco, California
August 20, 2004

bebe stores, inc.
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share data)

	As of June 30,
	2004	2003
Assets:
Current assets:
Cash and equivalents	$181,205	$132,889
Short-term marketable securities	5,050	10,500
Receivables (net of allowance of $632 and $531)	2,911	1,750
Inventories	25,538	25,422
Deferred income taxes	4,966	3,226
Prepaid and other	2,614	3,063
Total current assets	222,284	176,850
Property and equipment, net	62,355	52,305
Long-term marketable securities	7,875	7,875
Deferred income taxes	1,640	3,202
Other assets	2,582	1,746
Total assets	$296,736	$241,978
Liabilities and Shareholders’ Equity:
Current liabilities:
Accounts payable	$14,467	$15,310
Accrued liabilities	19,653	11,700
Total current liabilities	34,120	27,010
Deferred rent	18,196	13,623
Total liabilities	52,316	40,633
Commitments and contingencies	—	—
Shareholders’ equity:
Preferred stock-authorized 1,000,000 shares at $0.001 par value per share; no shares issued and outstanding	—	—
Common stock-authorized 60,000,000 shares at $0.001 par value per share; issued and outstanding 39,211,795 and 38,524,313 shares	39	38
Additional paid-in capital	49,144	39,906
Deferred compensation	(36)	(75)
Accumulated other comprehensive income	296	269
Retained earnings	194,977	161,207
Total shareholders’ equity	244,420	201,345
Total liabilities and shareholders’ equity	$296,736	$241,978

See accompanying notes to consolidated financial statements.

bebe stores, inc.
CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except per share data)

	Fiscal Year Ended June 30,
	2004	2003	2002
Net sales	$372,257	$323,549	$316,424
Cost of sales, including production and occupancy	197,269	179,058	174,048
Gross profit	174,988	144,491	142,376
Selling, general and administrative expenses	122,278	115,851	101,828
Income from operations	52,710	28,640	40,548
Interest and other income, net	1,959	2,199	2,074
Earnings before income taxes	54,669	30,839	42,622
Provision for income taxes	20,899	11,560	16,138
Net earnings	$33,770	$19,279	$26,484
Basic earnings per share	$0.87	$0.50	$0.70
Diluted earnings per share	$0.85	$0.50	$0.68
Basic weighted average shares outstanding	38,815	38,466	38,106
Diluted weighted average shares outstanding	39,731	38,853	38,946

See accompanying notes to consolidated financial statements.

bebe stores, inc.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Amounts in thousands)

	Common Stock		Additional		Accumulated Other Comprehensive
	Number of Shares	Amount	Paid-in Capital	Deferred Compensation	Income (Loss)	Retained Earnings	Total	Comprehensive Income
Balance as of June 30, 2001	37,782	$38	$32,004	$—	$(190)	$115,444	$147,296
Net earnings	—	—	—	—		26,484	26,484	$26,484
Foreign currency translation adjustment	—	—	—	—	153	—	153	153
Total comprehensive income								$26,637
Common stock issued under stock plans including tax benefit	636	—	6,608	—	—	—	6,608
Balance as of June 30, 2002	38,418	38	38,612	—	(37)	141,928	180,541
Net earnings	—	—	—	—	—	19,279	19,279	$19,279
Foreign currency translation adjustment	—	—	—	—	306	—	306	306
Total comprehensive income								$19,585
Deferred compensation	—	—	100	(100)	—	—	—
Amortization of deferred compensation	—	—	—	25	—	—	25
Common stock issued under stock plans including tax benefit	106	—	1,194	—	—	—	1,194
Balance as of June 30, 2003	38,524	38	39,906	(75)	269	161,207	201,345
Net earnings	—	—	—	—		33,770	33,770	$33,770
Foreign currency translation adjustment	—	—	—	—	27	—	27	27
Total comprehensive income								$33,797
Deferred compensation	—	—	100	(100)	—	—	—
Amortization of deferred compensation	—	—	—	139	—	—	139
Common stock issued under stock plans including tax benefit	688	1	9,138	—	—	—	9,139
Balance as of June 30, 2004	39,212	$39	$49,144	$(36)	$296	$194,977	$244,420

See accompanying notes to consolidated financial statements

bebe stores, inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amount in thousands)

	Fiscal Year Ended June 30,
	2004	2003	2002
Cash flows from operating activities:
Net earnings	$33,770	$19,279	$26,484
Adjustments to reconcile net earnings to cash provided by operating activities:
Non-cash compensation expense	139	25	—
Depreciation and amortization	12,337	13,050	10,071
Tax benefit from stock options exercised	2,026	451	2,289
Net loss on disposal of property	95	28	713
Deferred income taxes	(178)	524	(1,578)
Deferred rent	4,573	3,534	6,130
Changes in operating assets and liabilities:
Receivables	(1,161)	356	33
Inventories	(116)	(2,034)	4,414
Other assets	(1,047)	94	(404)
Prepaid expenses	449	1,791	2,347
Accounts payable	(843)	3,171	1,261
Accrued liabilities	7,953	1,344	(1,835)
Net cash provided by operating activities	57,997	41,613	49,925
Cash flows from investing activities:
Purchase of property and equipment	(22,271)	(14,878)	(21,945)
Proceeds from sales of equipment	—	6	39
Purchase of marketable securities	(5,050)	(23,375)	—
Proceeds from sales and maturities of marketable securities	10,500	5,000	—
Net cash used by investing activities	(16,821)	(33,247)	(21,906)
Cash flows from financing activities:
Net proceeds from issuance of common stock	7,113	743	4,318
Other	—	(15)	(73)
Net cash provided by financing activities	7,113	728	4,245
Effect of exchange rate changes on cash	27	364	167
Net increase in cash and equivalents	48,316	9,458	32,431
Cash and equivalents:
Beginning of year	132,889	123,431	91,000
End of year	$181,205	$132,889	$123,431
Supplemental information:
Cash paid for interest	$—	$1	$4
Cash paid for income taxes	$17,190	$8,389	$17,825

See accompanying notes to consolidated financial statements.

bebe stores, inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Summary of Significant Accounting Policies

Nature of the business—bebe stores, inc., the “Company,” designs, develops and produces a distinctive line of contemporary women’s apparel and accessories, which it markets under the bebe, BEBE SPORT and bebe O brand names. The Company operates 199 specialty retail stores located in 32 states, the District of Columbia, Canada, 12 licensed stores internationally and an on-line store at www.bebe.com.

The Company has one reportable segment and has three brands with product lines of a similar nature. Revenues of the Company’s international retail operations represent less than two percent of total revenues for fiscal year 2004.

Basis of financial statement presentation—The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America (GAAP).

Stock split—In April 2004, the Company declared a 3 for 2 stock split, which became effective in May 2004. All share and per share amounts included herein have been adjusted to reflect this stock split.

Consolidation—The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions and balances have been eliminated.

Fiscal year—For all periods presented herein, the Company’s fiscal year ended on June 30. Beginning on July 1, 2004, the Company changed their fiscal year to a 52/53 week year, ending on the Saturday closest to June 30. The Company does not expect this change to have a significant impact on their consolidated financial statements.

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

Foreign currency adjustments—The Company’s subsidiaries use the local currency as their functional currency. Translation adjustments result from the translation of foreign subsidiaries financial statements into US Dollars. The results of operations of foreign subsidiaries are translated using the average exchange rate during the period. Balance sheet amounts are translated at the exchange rate in effect at the balance sheet date. The resulting translation adjustment is included in shareholders’ equity.

Cash and equivalents represent cash and short-term, highly liquid investments with original maturities of less than 90 days.

Marketable securities—The Company’s marketable securities are classified as “available for sale”. Marketable securities are comprised of tax-exempt municipal bonds. Short-term marketable securities consist of investments with maturities less than or equal to one year. Long-term marketable securities consist of investments with original maturities greater than one year. As of June 30, 2004 and 2003, the carrying value of these securities approximated their fair value.

Fair value of financial instruments—The carrying values of cash and equivalents, marketable securities, receivables and accounts payable approximates their estimated fair values.

bebe stores, inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1.   Summary of Significant Accounting Policies (Continued)

Concentration of credit risk—Financial instruments, which principally subject the Company to concentration of credit risk, consist principally of cash and equivalents and marketable securities. The Company invests its cash through financial institutions. Such investments may be in excess of FDIC insurance limits. The Company has not experienced any losses on its deposits of cash and equivalents to date.

Inventories are stated at the lower of weighted average cost or market. Cost includes certain indirect purchasing, merchandise handling and storage costs.

Allowance for Doubtful Accounts

The changes in the allowance for doubtful accounts are summarized below (in thousands):

	Fiscal Year Ended June 30,
	2004	2003	2002
Balance at beginning of year	$531	$190	$416
Charged to cost and expense	629	384	235
Deductions	(528)	(43)	(461)
Balance at end of year	$632	$531	$190

Property and equipment, net are stated at cost. Depreciation and amortization on property and equipment is computed using the straight-line method over the following estimated useful lives.

Description	Years
Buildings	39.5
Leasehold improvements	10
Furniture, fixtures, equipment and vehicles	5
Computer hardware and software	3

Leasing commissions associated with negotiating new store leases are capitalized in other assets and amortized over the lease term.

Impairment of long-lived assets—The Company regularly reviews the carrying value of its long-lived assets. Whenever events or changes in circumstances indicate that the carrying amount of its assets might not be recoverable, the Company, using its best estimates based on reasonable and supportable assumptions and projections, has reviewed for impairment the carrying value of long-lived assets. Based on the review of certain underperforming stores, the Company recorded impairment charges of $120,000 and $265,000 in 2004 and 2003, respectively.

Deferred rent—Many of the Company’s operating leases contain predetermined fixed increases of the minimum rental rate during the initial lease term. For these leases, the Company recognizes the related rental expense on a straight-line basis and records the difference between the amount charged to expense and the rent paid as deferred rent.

Construction allowance—The Company receives construction allowances from landlords, which are deferred and amortized on a straight-line basis over the life of the lease as a reduction of rent expense. Construction allowances are recorded under deferred rent on the balance sheet.

bebe stores, inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1.   Summary of Significant Accounting Policies (Continued)

Revenue recognition—Net sales consist of all product sales, net of estimated returns. We record a reserve for estimated product returns based on historical return trends. At June 30, 2004 the reserve was $572,000 compared to $498,000 at June 30, 2003. If actual returns are greater that those projected, additional sales returns may be recorded in the future. Discounts offered to customers consist primarily of point of sale markdowns and coupons and are recorded at the time of the related sale as a reduction of revenue.

Gift certificates sold are carried as a liability and revenue is recognized when the gift certificate is redeemed. Similarly, customers may receive a store credit in exchange for returned goods. Store credits are carried as a liability until redeemed.

Store preopening costs associated with the opening or remodeling of stores, such as preopening rent and payroll, are expensed as incurred.

Apparel and accessory design activities are expensed as incurred.

Advertising costs are charged to expense when the advertising first takes place. Advertising costs were $12.6 million, $12.2 million and $10.7 million, respectively, during fiscal 2004, 2003 and 2002.

Income taxes are accounted for using an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. In estimating future tax consequences, all expected future events then known to management are considered other than changes in the tax law or rates.

Stock based compensation—The Company accounts for stock based awards to employees using the intrinsic value-based method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations, Statement of Financial Accounting Standards (“SFAS”) No. 123 “Accounting for Stock-Based Compensation,” and complies with the disclosure provisions of SFAS No. 148, “Accounting for Stock Based Compensation Transition and Disclosure, an Amendment of FASB Statement No. 123.”.

bebe stores, inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1.   Summary of Significant Accounting Policies (Continued)

Had compensation expense been determined based on the fair value at the grant dates for awards under the Stock Plan and Stock Purchase Plan, consistent with the method of SFAS No. 123, the Company’s net earnings, basic EPS and diluted EPS would have been reduced to the pro forma amounts indicated below:

	Fiscal Year Ended June 30,
	2004	2003	2002
	(Dollars in thousands, except per share amounts)
As reported	$33,770	$19,279	$26,484
Add: Stock-based employee compensation expense included in reported net income, net of income tax	86	16	—
Deduct: Stock based employee compensation determined under the fair value method, net of income tax	(3,744)	(2,191)	(2,785)
Pro forma	$30,112	$17,104	$23,699
Basic EPS, as reported	$0.87	$0.50	$0.70
Basic EPS, pro forma	$0.78	$0.44	$0.62
Diluted EPS, as reported	$0.85	$0.50	$0.68
Diluted EPS, pro forma	$0.76	$0.44	$0.61

The fair value of each option grant was estimated on the date of the grant using the Black-Scholes valuation model with the following weighted-average assumptions:

	Fiscal Year Ended June 30,
	2004	2003	2002
Expected dividend rate	0.00%	0.00%	0.00%
Volatility	73%	60%	64%
Risk-free interest rate	3.2%	2.2%	5.5%
Expected lives (years)	5.3	5.4	5.3

Earnings per share—Basic earnings per share (EPS) is computed as net earnings divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through the exercise of outstanding dilutive stock options.

The following is a reconciliation of the number of shares used in the basic and diluted earnings per share computations:

	Fiscal Year Ended June 30,
	2004	2003	2002
	(in thousands)
Basic weighted average number of shares outstanding	38,815	38,466	38,106
Incremental shares from assumed issuance of stock options	916	387	840
Diluted weighted average number of shares outstanding	39,731	38,853	38,946

bebe stores, inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1.   Summary of Significant Accounting Policies (Continued)

The number of incremental shares from the assumed issuance of stock options is calculated by applying the treasury stock method.

Excluded from the computation of the number of diluted weighted average shares outstanding were antidilutive options of 0.9 million, 1.8 million and 1.8 million for the fiscal years ended June 30, 2004, 2003 and 2002, respectively.

Comprehensive income consists of net income and other comprehensive income (income, expenses, gains and losses that bypass the income statement and are reported directly as a separate component of equity). The Company’s comprehensive income equals net income plus foreign currency translation adjustments for all periods presented. Such components of comprehensive income are shown in the Consolidated Statements of Shareholders’ Equity.

Recent Accounting Pronouncements

In March 2004, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 03-1, The Meaning of Other-Than-Temporary Impairments and Its Application to Certain Investments (“EITF 03-1”). EITF 03-1 provides a three-step impairment model for determining whether an investment is other-than-temporarily impaired and requires the Company to recognize such impairments as an impairment loss equal to the difference between the investment’s cost and fair value at the reporting date. The guidance is effective for the Company during the first quarter of fiscal 2005. The Company does not believe that the adoption of EITF 03-1 will have a significant effect on its financial statements.

2.   Inventories

The Company’s inventories consist of:

	As of June 30,
	2004	2003
	(Dollars in thousands)
Raw materials	$5,805	$4,775
Merchandise available for sale	19,733	20,647
Inventories	$25,538	$25,422

3.   Credit Facilities

The Company has an unsecured commercial line of credit agreement with a bank, which provides for borrowings and issuance of letters of credit of up to $10.0 million and expires on March 1, 2006. The outstanding balance bears interest at either the bank’s reference rate (which was 4.00% as of June 30, 2004 and 2003) or the LIBOR rate plus 1.75 percentage points. As of June 30, 2004 and 2003, there were no outstanding borrowings, and there was $5.1 million and $4.4 million, respectively, outstanding in letters of credit.

This credit facility requires the Company to comply with certain financial covenants, including a minimum tangible net worth and certain restrictions on making loans and investments.

bebe stores, inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Rent expense for the fiscal years ended June 30, 2004, 2003 and 2002 was $48.0 million, $44.5 million and $40.2 million, respectively. Rent expense includes percentage rent and other lease-required expenses for the years ended 2004, 2003 and 2002 of $15.9 million, $14.4 million, and $12.7 million, respectively.

Future minimum lease payments under operating leases at June 30, 2004 are as follows:

Fiscal year ending June 30 (in thousands),
2005	$33,805
2006	32,043
2007	30,926
2008	29,921
2009	27,322
Thereafter	73,377
Total minimum lease payments	$227,394

5.   Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	As of June 30,
	2004	2003
Employee compensation	$8,161	$3,137
Gift certificates and store credits	4,683	4,547
Other	4,334	2,858
Sales/use tax payable	1,237	1,158
Income taxes payable	1,238	—
Total	$19,653	$11,700

bebe stores, inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.   Income Taxes

Significant components of the provision for income taxes are as follows:

	Fiscal Year Ended June 30,
	2004	2003	2002
	(Dollars in thousands)
Current:
Federal	$17,162	$9,051	$13,639
State	3,457	1,848	3,869
Foreign	458	137	208
	21,077	11,036	17,716
Deferred
Federal	(28)	285	(1,278)
State	(156)	12	(328)
Foreign	6	227	28
	(178)	524	(1,578)
Provision	$20,899	$11,560	$16,138

The components of earnings from continuing operations before income taxes are as follows:

	Fiscal Year Ended June 30,
	2004	2003	2002
	(Dollars in thousands)
United States	$53,427	$30,360	$42,471
Foreign	1,242	479	151
Total	$54,669	$30,839	$42,622

A reconciliation of the federal statutory tax rate with the Company’s effective income tax rate is as follows:

	Fiscal Year Ended June 30,
	2004	2003	2002
Federal statutory rate	35.0%	35.0%	35.0%
State rate, net of federal benefit	3.9	3.9	5.4
Tax-exempt interest	(0.9)	(2.0)	(1.5)
Other	0.2	0.6	(1.0)
Effective tax rate	38.2%	37.5%	37.9%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax reporting purposes.

bebe stores, inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.   Income Taxes (Continued)

Significant components of the Company’s deferred tax assets (liabilities) are as follows:

	As of June 30,
	2004	2003
	(Dollars in thousands)
Current
Gift certificates and store credits	$1,337	$866
Inventory	821	684
Accrued vacation	700	594
State taxes	405	(24)
Other accrued expenses	935	68
Other	768	1,038
Total Current	4,966	3,226
Non-Current
Basis difference in fixed assets	992	1,208
Deferred rent	1,604	1,833
Foreign tax credit	706	350
Construction allowance	(814)	—
Other	(411)	(127)
Total Non-Current	2,077	3,264
Valuation allowance	(437)	(62)
Net deferred tax assets	$6,606	$6,428

During the year ended June 30, 2004, the Company concluded the Internal Revenue Service examinations for the years ended June 30, 2003 and 2002 without a significant adjustment.

The Company has foreign tax credit carry forwards of approximately $706,000 which will expire at various dates from June 30, 2005 to June 30, 2009. Utilization of these credits is limited by the generation of foreign source income in future years. A valuation allowance of approximately $437,000 has been established related to these foreign tax credit carry forwards as the utilization of such amount is not assured.

bebe stores, inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.   Property and Equipment

Property and equipment consist of the following:

	As of June 30,
	2004	2003
	(Dollars in thousands)
Leasehold improvements	$58,605	$52,538
Furniture, fixtures, equipment and vehicles	19,357	17,278
Computer hardware and software	23,435	21,540
Assets under capital lease	331	330
Land and buildings	10,942	—
Construction in progress	3,282	2,601
Total	115,952	94,287
Less: accumulated depreciation and amortization	(53,597)	(41,982)
Property and equipment, net	$62,355	$52,305

Construction in progress consists primarily of construction costs related to facilities that will open subsequent to year end and information technology projects.

8.   Employee Benefit Plan

Employees are eligible to participate in the Company’s 401(k) plan if they have been employed by the Company for one year, have reached age 21, and work at least 1,000 hours annually. Generally, employees can defer up to 75% of their gross wages up to the maximum limit allowable under the Internal Revenue Code. The employer can make a discretionary matching contribution for the employee. Employer contributions to the plan for the years ended June 30, 2004, 2003 and 2002 were $137,000, $131,000, and $132,000, respectively.

9.   Shareholders’ Equity

Preferred Stock

The Company is authorized to issue up to 1,000,000 shares of $0.001 par value preferred stock and to fix the rights, preferences, privileges and restrictions including voting rights, of these shares without any further vote or approval by the shareholders. No preferred stock has been issued to date.

Common Stock Plans

The 1997 Stock Plan as amended (the “Stock Plan”) provides for the grant of incentive stock options, non-qualified stock options, stock purchase rights, stock awards and restricted stock units. Although the Stock Plan allows for stock options and related awards to be granted at prices below fair market value, the Company has historically granted such options at the fair market value of the stock on the date of grant. Stock options and related awards have a maximum term of ten years. Options granted vest over four years with 20% of the award vested in each of the first and second years, and 30% vested in each of the remaining two years. Restricted stock units awarded generally vest over a period of one year from the date of grant. The Company granted 5,820 and 12,798 restricted stock units to Directors under the Plan during fiscal 2004 and 2003, respectively. As of June 30, 2004, the Company has reserved 7,995,000 shares of common stock for issuance under the Stock Plan.

bebe stores, inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.   Shareholders’ Equity (Continued)

The following table summarizes information about stock options outstanding at June 30, 2004:

	Options Outstanding			Options Vested and Exercisable
Exercise Prices	Number (In thousands)	Weighted Average Remaining Life (in years)	Weighted Average Exercise Price	Number (In thousands)	Weighted Average Exercise Price
$0.00 to $9.37	758	5.07	$4.20	565	$2.75
$9.40 to $14.67	751	8.37	11.91	148	11.79
$14.69 to $18.05	930	9.27	16.85	82	16.26
$18.30 to $19.33	174	8.73	19.11	43	19.09
$19.43 to $19.43	1,424	9.64	19.43	3	19.43
$19.46 to $21.93	460	8.34	21.16	154	20.40
	4,497	8.41	$15.24	995	$8.69

As of June 30, 2003 and 2002 there were approximately 1,162,000 and 874,000 options exercisable at weighted average exercise prices of $8.68 and $7.28, respectively.

The following table summarizes stock option activity:

	Shares Outstanding (Amounts in thousands)	Weighted Average Exercise Price Per Share
Balance June 30, 2001	2,985	$8.50
Granted	1,168	16.77
Exercised	(610)	6.61
Cancelled	(1,140)	12.13
Balance June 30, 2002	2,403	11.35
Granted	1,491	10.50
Exercised	(87)	6.69
Cancelled	(835)	13.33
Balance June 30, 2003	2,972	10.49
Granted	3,030	18.53
Exercised	(676)	10.31
Cancelled	(829)	13.79
Balance June 30, 2004	4,497	$15.24

The weighted average fair value of options and awards granted during the fiscal year ended June 30, 2004, 2003, and 2002 was $11.78, $5.65 and $7.87, respectively. As of June 30, 2004 there were 330,812 shares available for future grant.

Stock Purchase Plan

The 1998 Employee Stock Purchase Plan (the “Plan”) has a total of 1,125,000 shares of common stock reserved for issuance under the Plan. The Plan allows eligible employees to purchase our common stock in bebe stores, inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.   Shareholders’ Equity (Continued)

an amount, which may not exceed 10% of the employee’s compensation. The Plan is implemented in sequential 24-month offerings. Each offering is generally comprised of eight, three-month purchase periods, with shares purchased on the last day of each purchase period (a “Purchase Date”). The price at which stock may be purchased is equal to 85% of the lower of fair market value of our common stock on the first and last day of the offering period or the Purchase Date. Under the Purchase plan in the years ended June 30, 2004, 2003 and 2002 there were 12,029, 19,488 and 25,362 shares issued, respectively.

10.   Litigation

As of the date of this filing, the Company is involved in several ongoing legal proceedings as described below.

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

On February 23, 2004, The Wet Seal, Inc. filed a lawsuit in the Superior Court of the State of California, County of Orange against bebe and its current Chief Executive Officer, Greg Scott, who previously was employed as President of The Wet Seal’s Arden B. division until January 7, 2004. The lawsuit asserts causes of action against Scott and/or bebe for (1) specific performance of contract; (2) intentional interference with contract; (3) misappropriation of trade secrets; and (4) unfair competition. On or about May 19, 2004, the court entered The Wet Seal, Inc.’s dismissal of this lawsuit. At this time, the Company is seeking to recover its court costs and attorney fees.

A former employee sued bebe on August 2, 2004 in the Superior Court of the State of California, County of Sacramento (case No. 04AS03109) alleging unlawful failure to pay wages and unfair competition. The plaintiff purports to bring the action on behalf of a class of California employees who hold or at anytime within the past four years have held a salaried store management position. The lawsuit seeks compensatory, statutory and injunctive relief.

Although the Company intends to defend itself vigorously against these claims, the Company has accrued liabilities for estimated settlement costs that management believes are reasonable. Although the final resolution of these matters may be greater than the Company’s recorded liability, management does not believe the ultimate resolution will have a material adverse effect on the Company’s business, financial condition or results of operations.

bebe stores, inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.   Litigation (Continued)

In addition to the above, the Company is also involved in various other legal proceedings arising in the normal course of business. None of these matters are expected, individually or in the aggregate, to have a material adverse effect on the Company’s business, financial condition or results of operations.

11.   Quarterly Financial Information (Unaudited)

The quarterly financial information presented below reflects all adjustments which, in the opinion of the Company’s management, are of a normal and recurring nature necessary to present fairly the results of operations for the periods presented.

	2004 Quarter Ended
	Sept. 30	Dec. 31	March 31	June 30
	(in thousands)
Net sales	$83,552	$112,014	$83,637	$93,054
Gross profit	38,500	54,052	38,713	43,723
Selling, general and administrative expenses	29,292	32,327	30,485	30,174
Income from operations	9,208	21,725	8,228	13,549
Earnings before income taxes	9,669	22,222	8,752	14,026
Net earnings	6,043	13,889	5,464	8,374
Basic earnings per share	$0.16	$0.36	$0.14	$0.21
Diluted earnings per share	$0.15	$0.35	$0.14	$0.21

	2003 Quarter Ended
	Sept. 30	Dec. 31	March 31	June 30
	(in thousands)
Net sales	$73,842	$100,823	$68,772	$80,112
Gross profit	33,692	48,420	28,933	33,446
Selling, general and administrative expenses	26,026	31,730	29,258	28,837
Income from operations	7,666	16,690	(325)	4,609
Earnings before income taxes	8,149	17,252	227	5,211
Net earnings	5,095	10,791	142	3,251
Basic earnings per share	$0.13	$0.28	$0.00	$0.08
Diluted earnings per share	$0.13	$0.28	$0.00	$0.08

12.   Subsequent Event

On August 12, 2004 our Board of Directors approved an annual cash dividend of $0.20 per common share on our common stock. The first quarterly dividend of $0.05 per share is payable September 30, 2004 to stockholders of record on September 9, 2004.

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION OF DOCUMENT
3.1	Amended and Restated Articles of Incorporation of Registrant.
3.2	Amended and Restated Bylaws of Registrant.
4.1*	Specimen certificate representing the Common Stock (in standard printer form, not provided).
10.1	1997 Stock Plan.
10.2*	1998 Stock Purchase Plan.
10.3*	Form of Indemnification Agreement.
10.6**

Standard Industrial/Commercial-Tenant Lease-Net dated November 30, 1998 between Registrant and Far Western Land and Investment Company, Inc., (lease for additional building to house administrative departments in Brisbane, California).

10.8***	Form of Retail Store License Agreement between Registrant and [company].
10.9****	Amendment No. 1 to Lease Agreement (amendment to Standard Industrial/Commercial-Tenant Lease-Net dated November 30, 1998 between Registrant and Far Western Land and Investment Company, Inc.)
10.10*****	Lease Agreement dated October 24, 2000, as amended, between Registrant and Lincoln PO Benicia Limited Partnership.
10.11*****	Lease Agreement dated November 3, 2000, as amended, between Registrant and Stanley Hirsh and Anita Hirsh as trustees, D/B/A Mercantile Center.
10.12*****	Form of Restricted Stock Units Agreement
10.17	Standard Offer, Agreement and Escrow Instructions for Purchase of Real Estate dated January 20, 2004 by and among bebe stores, inc. and 10345 Olympic LLC.
14.1	Code of Business Conduct and Ethics.
21.1	Subsidiaries of Registrant.
23.1	Report of Independent Registered Public Accounting Firm.
24.1	Power of Attorney (see signature page).
31.1	Section 302 Certification of Chief Executive Officer.
31.2	Section 302 Certification of Chief Financial Officer.
32.1	Section 906 Certification of Chief Executive Officer.
32.2	Section 906 Certification of Chief Financial Officer.

*           Incorporated by reference from exhibits of the same number in Registrant’s Registration Statement on Form S-1 (Reg. No. 333-50333), effective June 16, 1998.

**         Incorporated by reference from exhibits of the same number in Registrant’s Quarterly Report on Form 10-Q filed on February 16, 1999.

***      Incorporated by reference from exhibits of the same number in Registrant’s Annual Report on Form 10-K filed on September 28, 1999.

****    Incorporated by reference from exhibits of the same number in Registrant’s Annual Report on Form 10-K filed on September 28, 2000.

*****  Incorporated by reference from exhibits of the same number in Registrant’s Annual Report on Form 10-K filed on September 29, 2003.