Form 10-Q
period 2004-10-02
BEBE STORES INC
filed 2004-11-05
CIK 1059272

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 2, 2004

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

☒ Yes ☐ No

Indicate by check mark whether the registrant (1) is an accelerated filer (as defined in Rule 12b-2 if the Securities Exchange Act).

☒ Yes ☐ No

Indicate the number of shares outstanding of each of the issuers of common stock, as of the latest practicable date.

COMMON STOCK, PAR VALUE OF $0.001 PER SHARE, 39,294,724 SHARES OUTSTANDING AS OF
NOVEMBER 1, 2004

bebe stores, inc.

PART I.                            FINANCIAL INFORMATION

ITEM 1.                             Condensed Consolidated Financial Statements

bebe stores, inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(unaudited)

	As of October 2, 2004	As of June 30, 2004	As of September 30, 2003

Assets:
Current assets:
Cash and equivalents	$185,905	$181,205	$148,672
Short-term marketable securities	8,050	5,050	2,072
Receivables (net of allowance of $678, $632 and $574)	4,176	2,911	1,566
Inventories	36,886	25,538	30,028
Prepaid and other	12,640	7,580	5,688
Total current assets	247,657	222,284	188,026
Property and equipment, net	63,346	62,355	51,155
Long-term marketable securities	7,875	7,875	7,875
Other assets	4,211	4,222	4,942
Total assets	$323,089	$296,736	$251,998

Liabilities and Shareholders’ Equity:
Current liabilities:
Accounts payable	$24,909	$14,467	$14,485
Accrued liabilities	23,464	19,653	14,003
Total current liabilities	48,373	34,120	28,488
Deferred rent	19,157	18,196	14,590
Total liabilities	67,530	52,316	43,078

Commitments and contingencies	—	—	—
Shareholders’ equity:
Preferred stock-authorized 1,000,000 shares at $0.001 par value per share; no shares issued and outstanding	—	—	—
Common stock-authorized 60,000,000 shares at $0.001 par value per share; issued and outstanding 39,293,820, 39,211,795 and 38,681,577 shares	39	39	39
Additional paid-in capital	50,377	49,144	41,329
Deferred compensation	(9)	(36)	(14)
Accumulated other comprehensive income	719	296	316
Retained earnings	204,433	194,977	167,250
Total shareholders’ equity	255,559	244,420	208,920
Total liabilities and shareholders’ equity	$323,089	$296,736	$251,998

See accompanying notes to condensed consolidated financial statements.

bebe stores, inc.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share data)

(unaudited)

	Quarters Ended
	October 2, 2004	September 30, 2003
Net sales	$103,147	$83,552
Cost of sales, including production and occupancy	53,048	45,052
Gross profit	50,099	38,500
Selling, general and administrative expenses	32,538	29,292
Income from operations	17,561	9,208
Interest and other income, net	855	461
Earnings before income taxes	18,416	9,669
Provision for income taxes	6,998	3,626
Net earnings	$11,418	$6,043
Basic earnings per share	$0.29	$0.16
Diluted earnings per share	$0.29	$0.15
Basic weighted average shares outstanding	39,237	38,596
Diluted weighted average shares outstanding	40,020	39,392

See accompanying notes to condensed consolidated financial statements.

bebe stores, inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Quarters Ended
	October 2, 2004	September 30, 2003
Cash flows from operating activities:
Net earnings	$11,418	$6,043
Adjustments to reconcile net earnings to cash provided by operating activities:
Non-cash compensation expense	27	61
Depreciation and amortization	3,151	3,182
Tax benefit from stock options exercised	239	240
Net loss/(gain) on disposal of property	4	(5)
Deferred rent	961	967
Changes in operating assets and liabilities:
Receivables	(1,242)	184
Inventories	(11,322)	(4,606)
Prepaid expenses and other assets	(5,089)	553
Accounts payable	10,442	(825)
Accrued liabilities	4,036	2,317
Net cash provided by operating activities	12,625	8,111

Cash flows from investing activities:
Purchase of property and equipment	(4,348)	(1,978)
Purchase of marketable securities	(3,000)	—
Proceeds from sale of marketable securities	—	8,428
Net cash (used)/provided by investing activities	(7,348)	6,450

Cash flows from financing activities:
Net proceeds from issuance of common stock	994	1,184
Cash dividends paid	(1,962)	—
Net cash (used)/provided by financing activities	(968)	1,184

Effect of exchange rate changes on cash	391	38
Net increase in cash and equivalents	4,700	15,783
Cash and equivalents:
Beginning of period	181,205	132,889
End of period	$185,905	$148,672

See accompanying notes to condensed consolidated financial statements.

bebe stores, inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

INTERIM FINANCIAL STATEMENTS

The accompanying condensed consolidated balance sheets of bebe stores, inc. as of October 2, 2004, June 30, 2004 and September 30, 2003, and the condensed consolidated statements of earnings and cash flows for the quarters ended October 2, 2004 and September 30, 2003 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X without audit. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position at the balance sheet dates and the results of earnings for the periods presented have been included. The condensed consolidated balance sheet at June 30, 2004, presented herein, was derived from the audited balance sheet included in the Form 10-K for the fiscal year ended June 30, 2004.

Our business is affected by the pattern of seasonality common to most retail apparel businesses. The results for the current and prior periods are not necessarily indicative of future financial results.

Certain notes and other information have been condensed or omitted from the interim condensed consolidated financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these condensed consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended June 30, 2004.

FISCAL YEAR

Beginning on July 1, 2004, the Company changed their month end to a 4-4-5 week period end.  Each period will end on a Saturday.  The first quarter of fiscal year 2005 began on July 1, 2004 and ended on October 2, 2004 and includes two additional days in the reporting period than the comparative period of fiscal year 2004 which was reported on a calendar month basis.

STOCK SPLIT

In April 2004, the Company declared a 3-for-2 stock split, which became effective in May 2004.  All share and per share amounts included herein have been adjusted to reflect this stock split.

EARNINGS PER SHARE

Basic earnings per share is computed as net earnings divided by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur from common shares issuable through the exercise of dilutive stock options.

The following is a reconciliation of the number of shares used in the basic and diluted earnings per share computations:

	Quarters Ended
	October 2, 2004	September 30, 2003
	(In thousands)
Basic weighted average number of shares outstanding	39,237	38,596
Incremental shares from the assumed issuance of stock options	783	796
Diluted weighted average number of shares outstanding	40,020	39,392

The number of incremental shares from the assumed issuance of stock options is calculated applying the treasury stock method.

Excluded from the computation of the number of diluted weighted average shares outstanding were antidilutive options of approximately 1,880,000 and 362,000, for the quarters ended October 2, 2004 and September 30, 2003, respectively.

COMPREHENSIVE INCOME

Comprehensive income consists of net income and other comprehensive income (income, expenses, gains and losses that bypass the income statement and are reported directly as a separate component of equity).  The Company’s comprehensive income consists of net income and foreign currency translation adjustments for all periods presented.

	Quarters Ended
	October 2, 2004	September 30, 2003
Net income	$11,418	$6,043
Other comprehensive income	423	47
Total comprehensive income	$11,841	$6,090

CREDIT FACILITIES

The Company has an unsecured commercial line of credit agreement with a bank, which provides for borrowings and issuance of letters of credit of up to $25.0 million and expires on March 1, 2006. The outstanding balance bears interest at either the bank’s reference rate (which was 4.75% as of October 2, 2004) or the LIBOR rate plus 1.75 percentage points. As of October 2, 2004, there were no outstanding borrowings, and there was $8.8 million outstanding in letters of credit.

This credit facility requires the Company to comply with certain financial covenants, including a minimum tangible net worth and certain restrictions on making loans and investments.

STOCK BASED COMPENSATION

The Company accounts for stock-based awards granted to employees using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, Statement of Financial Accounting Standards (“SFAS”) No. 123 “Accounting for Stock-Based Compensation,” and complies with the disclosure provisions of SFAS No. 148, “Accounting for Stock Based Compensation Transition and Disclosure, an Amendment of FASB Statement No. 123.”

Had stock based employee compensation expense been determined based upon the fair values at the grant dates for awards under the Company’s stock plans in accordance with SFAS No. 123, the Company’s pro forma net earnings, basic and diluted earnings per common share would have been as follows:

	Quarters Ended
	October 2, 2004	September 30, 2003
	(In thousands, except per share amounts)
Net income
As reported	$11,418	$6,043
Add: Stock based employee compensation, net of income tax	17	38
Deduct: Stock based employee compensation determined under the fair value method, net of income tax	(1,626)	(597)
Pro forma	$9,809	$5,484
Basic EPS
As reported	$0.29	$0.16
Pro forma	$0.25	$0.14
Diluted EPS
As reported	$0.29	$0.15
Pro forma	$0.25	$0.14

LEGAL MATTERS

As of the date of this filing, the Company is involved in several ongoing legal proceedings as described below.

Three former employees sued bebe on November 20, 2003, in the Superior Court of the State of California, County of San Mateo (case No. CIV435794) alleging that they were misclassified as exempt employees under California law. The plaintiffs purport to bring this action on behalf of a class of former and present California bebe store managers and co-managers. Plaintiffs are seeking compensatory, statutory and injunctive relief.  The parties have reached a conditional settlement agreement.  The matter was conditionally certified as a class action for purposes of settlement only, and the court has given preliminary approval of the class-wide settlement.

A former employee sued bebe on January 20, 2004 in the Superior Court of the State of California, County of San Diego (case No. GIC824505) alleging unpaid wages and unfair business practices. The plaintiff purports to bring the action on behalf of a class of California employees who hold or have held the position of co-manager or others similarly designated. The lawsuit seeks compensatory, statutory and injunctive relief.  If the class settlement in the San Mateo Superior Court action is given final approval, this individual plaintiff will have the option of participating in the class settlement or continuing to pursue those claims not covered by the class settlement.

On February 23, 2004, The Wet Seal, Inc. filed a lawsuit in the Superior Court of the State of California, County of Orange against bebe and its current Chief Executive Officer, Greg Scott, who previously was employed as President of The Wet Seal’s Arden B. division until January 7, 2004. The lawsuit asserts causes of action against Scott and/or bebe for (1) specific performance of contract; (2) intentional interference with contract; (3) misappropriation of trade secrets; and (4) unfair competition.  This lawsuit has been resolved and settled.

A former employee sued bebe on August 2, 2004 in the Superior Court of the State of California, County of Sacramento (case No. 04AS03109) alleging unlawful wage payment and unfair competition.  The plaintiff purports to bring the action on behalf of a class of California employees who hold or at anytime within the past four years have held a salaried store management position.  The lawsuit seeks compensatory, statutory and injunctive relief.  If the class settlement in the San Mateo Superior Court action is given final approval, this individual plaintiff will have the option of participating in the class settlement or continuing to pursue those claims not covered by the class settlement.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements, which involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements.  Statements that are predictive in nature, that depend upon or refer to future events or conditions or that include words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” “thinks,” and similar expressions are forward-looking statements.   Forward looking statements include statements about our expected results of operations, capital expenditures and store openings.  Although we believe that these statements are based upon reasonable assumptions, we cannot assure you that our goals will be achieved. These forward-looking statements are made as of the date of this Form 10-Q, and we assume no obligation to update or revise them or provide reasons why actual results may differ. Factors that might cause such a difference include, but are not limited to, our ability to respond to changing fashion trends, miscalculation of the demand for our products, effective management of our growth, decline in comparable store sales performance, ongoing competitive pressures in the apparel industry, changes in the level of consumer spending or preferences in apparel, our ability to attract and retain key management personnel and/or other factors discussed in “Risks That May Affect Results” and elsewhere in this Form 10-Q.

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

Our distinctive product offering includes a full range of fashion separates, dresses, activewear, and accessories for all facets of the customer’s lifestyle:  career, casual, active, evening and weekend wear. We design and develop the majority of our merchandise in-house. The merchandise is then manufactured to our specifications.  The remainder of our merchandise is selected directly from third party manufacturers’ lines.

We market our products under the bebe, BEBE SPORT and bebe O brand names through our 202 retail stores, of which 158 are bebe stores, 26 are BEBE SPORT stores, and 18 are bebe outlet stores.  These stores are located in 32 states, the District of Columbia and Canada. In addition, we have an on-line store at www.bebe.com and our licensees operate 12 international stores.  During the first quarter of fiscal 2005, we opened one bebe store and two BEBE SPORT stores, relocated two bebe stores, converted two existing bebe stores into BEBE SPORT stores and did not close any stores.  We expect to open approximately eleven bebe stores, eight BEBE SPORT stores and one outlet store during the year.  Additionally, we anticipate closing three stores.

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

bebe outlet stores.  The Company utilizes the outlets as a clearance vehicle for merchandise from our bebe and BEBE SPORT stores. Additionally, we round out the inventory of these stores with a strong presentation of logo merchandise and special cuts, which bear the bebe O label, produced specifically for the outlet stores.

On-line store. The on-line store offers the customer an extension of the bebe store experience and provides an assortment of bebe and BEBE SPORT merchandise from which the customer can choose.  It is also used as a vehicle to communicate with our customers through advertising and direct mail.

We reinforce our brand with an extensive image advertising campaign, which addresses the lifestyle needs and aspirations of our target customers. An outside advertising agency works with our internal marketing department to create edgy, high-impact ads to attract customers who are drawn to the playfully sensual and evocative imagery.  Image ads are  produced quarterly and are featured in fashion and lifestyle magazines, transit shelters, mall kiosks, store windows and online at bebe.com.  We believe that our advertising promotes brand awareness and supports numerous product line expansion opportunities.

CRITICAL ACCOUNTING POLICIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations are based upon our consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America.

The preparation of these financial statements requires the appropriate application of certain accounting policies, many of which require us to make estimates and assumptions about future events and their impact on amounts reported in our financial statements and related notes. Since future events and their impact cannot be determined with certainty, the actual results will inevitably differ from our estimates. Such differences could be material to the financial statements. We believe our application of accounting policies, and the estimates inherently required therein, are reasonable. These accounting policies and estimates are constantly reevaluated, and adjustments are made when facts and circumstances dictate a change. Our accounting policies are more fully described in Note 1 to the consolidated financial statements in our annual report on Form 10-K for the year ended June 30, 2004.

We have identified certain critical accounting policies, which are described below:

Inventories. Our inventories are stated at the lower of weighted average cost or market.  Market is determined based on the estimated net realizable value, which is generally the merchandise selling price.   To ensure that our raw material is properly valued we age the fabric inventory and write down the inventory to reduce the cost in accordance with our established policy, which is based on historical experience. To ensure our finished goods inventory is properly valued we review the age and turnover of our inventory and reduce the cost if the selling price is marked down below cost.  These assumptions can have an impact on current and future operating results and financial position.  We estimate shrinkage for the period between the last physical count and balance sheet date based on historic shrinkage trends.

Long-lived assets. We review long-lived assets for impairment whenever events or changes in circumstances, such as store closures or poor performing stores, indicate that the carrying value of an asset may not be recoverable. If the undiscounted cash flows from a long-lived asset are less than the carrying value we record an impairment charge equal to the difference between the carrying value and the asset’s fair value.  In addition, at the time a decision is made to close a store, we record an impairment charge, if appropriate, or accelerate depreciation over the revised useful life of the asset. Historically, our impairment charges have been immaterial.  During the quarters ended October 2, 2004 and September 30, 2003 we did not record any impairment charges.  We believe at this time that the long-lived assets’ carrying values and useful lives continue to be appropriate.

Sales Return Reserve. We record a reserve for estimated product returns based on historical return trends.  As of October 2, 2004 and September 30, 2003, the reserve was $734,000 and $507,000, respectively.  If actual returns are greater than those projected, additional sales returns may be recorded in the future.

Accrued Litigation.  We accrue liabilities for estimates of probable settlements of lawsuits.   During fiscal year 2004 two lawsuits alleging misclassification of employment position were filed against us and in the first quarter of fiscal year 2005 a similar lawsuit was filed against us.  The liability for the estimated payment of claims for these lawsuits recorded as of October 2, 2004 is an estimate and should a greater amount of claims occur, the recorded liability may not be sufficient.

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

RESULTS OF OPERATIONS

Beginning on July 1, 2004, we changed our month end to a 4-4-5 week period end.  Each period will end on a Saturday.  The first quarter of fiscal year 2005 began on July 1, 2004 and ended on October 2, 2004 and includes two additional days in the reporting period than the comparative period of fiscal year 2004 which was reported on a calendar month basis.  For the first quarter of fiscal 2005, comparable store sales were determined using a comparable period of 94 days.

The following table sets forth certain financial data as a percentage of net sales for the periods indicated:

	Quarters Ended
	October 2, 2004	September 30, 2003
Statements of Operations Data:
Net sales	100.0%	100.0%
Cost of sales, including production and occupancy (1)	51.4	53.9
Gross profit	48.6	46.1
Selling, general and administrative expenses (2)	31.5	35.1
Income from operations	17.1	11.0
Interest and other income, net	0.8	0.6
Earnings before income taxes	17.9	11.6
Provision for income taxes	6.8	4.3
Net earnings	11.1%	7.3%

(1)                                  Cost of sales includes the cost of merchandise, occupancy costs and production costs.

(2)                                  Selling, general and administrative expenses primarily consist of non-occupancy store costs, corporate overhead and advertising costs.

Net Sales. Net sales increased to $103.1 million during the quarter ended October 2, 2004 from $83.6 million for the quarter ended September 30, 2003, an increase of $19.5 million, or 23.3%. During the quarter an increase in comparable store sales of 12.5% versus the prior year contributed $10.0 million to the increase in sales.  The increase in comparable store sales performance was largely due to customer acceptance of the product offering.  The remaining increase in sales of $9.5 million was generated by stores not included in the comparable store sales base, on-line sales, wholesale sales to international licensees, and royalty revenue from product licensees.

Gross Profit. Gross profit increased to $50.1 million during the quarter ended October 2, 2004 from $38.5 million for the quarter ended September 30, 2003, an increase of $11.6 million, or 30.1%. As a percentage of net sales, gross profit increased to 48.6% for the quarter ended October 2, 2004 from 46.1% in the quarter ended September 30, 2003. The increase in gross profit as a percentage of net sales resulted from favorable occupancy leverage of 1.5 percentage points as a result of higher comparable store sales and improved merchandise margins of 1.0 percentage points.

Selling, General and Administrative Expenses. Selling, general and administrative expenses, which primarily consist of non-occupancy store costs, corporate overhead and advertising costs, increased to $32.5 million during the quarter ended October 2, 2004 from $29.3 million in the quarter ended September 30, 2003, an increase of $3.2 million, or 10.9%. As a percentage of net sales, these expenses decreased to 31.5% during the quarter from 35.1% in the comparable period of the prior year. This decrease as a percentage of net sales was largely the result of lower compensation expenses and increased leverage on fixed expense as a result of higher comparable store sales.  We expect to incur increased expenses as a result of compliance with Section 404 of the Sarbanes-Oxley Act of 2002.

Interest and Other Income, Net. We generated approximately $0.9 million of interest and other income (net of other expenses) during the quarter ended October 2, 2004 as compared to approximately $0.5 million in the comparable quarter of the prior year. The increase in interest and other income is a result of higher average cash balances.

Provision for Income Taxes. The effective tax rate increased to approximately 38.0% for the quarter ended October 2, 2004 as compared to 37.5% for the quarter ended September 30, 2003 and represents the Company’s estimate of the annual effective rate for these fiscal periods.

Seasonality of Business and Quarterly Results

 Our business varies with general seasonal trends that are characteristic of the retail and apparel industries. As a result, our typical store generates a disproportionate amount of our annual net sales and profitability in the second quarter of our fiscal year (which includes the fall and holiday selling seasons) compared to the other quarters of our fiscal year. If for any reason our sales were below seasonal norms during the second quarter of our fiscal year, our annual operating results would be negatively impacted. Because of the seasonality of our business, results for any quarter are not necessarily indicative of results that may be achieved for a full fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

Our working capital requirements vary widely throughout the year and generally peak in the first and second fiscal quarters. At October 2, 2004, we had approximately $201.8 million of cash and equivalents, short-term marketable securities and long-term marketable securities on hand. In addition, we had a revolving line of credit, under which we could borrow or issue letters of credit up to a combined total of $25.0 million. As of October 2, 2004, there were no borrowings under the line of credit and letters of credit outstanding totaled $8.8 million.

Net cash provided by operating activities for the quarter ended October 2, 2004 was $12.6 million. Cash provided by operating activities for the period was primarily generated by earnings adjusted for depreciation and deferred rent, as well as an increase in accounts payable and accrued liabilities, primarily due to the timing of payments, offset by an increase in prepaid expenses, also due to the timing of payments, and an increase in inventory due to the ramp up for the fall and holiday selling seasons.

Net cash used by investing activities for the quarter ended October 2, 2004 was $7.3 million due to the purchase of marketable securities and capital expenditures, primarily related to the opening of new stores.  We opened three new stores in the first quarter of fiscal 2005 and expect to open approximately 20 stores during fiscal 2005.

We estimate that total capital expenditures will be approximately $20 million in fiscal 2005.

Net cash used by financing activities was $1.0 million for the quarter ended October 2, 2004 and was due to the payment of a cash dividend on our common stock partially offset by proceeds from stock option exercises.

On August 12, 2004 our Board of Directors approved an annual cash dividend of $0.20 per share on our common stock, which is payable quarterly.  The first quarterly dividend of $0.05 per share, totaling $2.0 million, was paid on September 30, 2004 to stockholders of record on September 9, 2004.

We believe that our cash on hand, together with our cash flows from operations, will be sufficient to meet our capital and operating requirements for at least the next twelve months. Our future capital requirements, however, will depend on numerous factors, including without limitation, the size and number of new and expanded stores and/or store concepts, investment costs for management information systems, potential acquisitions and/or joint ventures, repurchase of stock and future results of operations.

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

RISKS RELATING TO OUR BUSINESS:

1.  The success of our business depends in large part on our ability to identify fashion trends as well as to react to changing customer demand in a timely manner.  Consequently, we depend in part upon the customer response to the creative efforts of our merchandising, design and marketing teams and their ability to anticipate trends and fashions that will appeal to our consumer base. If we miscalculate our customers’ product preferences or the demand for our products, we may be faced with excess inventory. Historically, this type of occurrence has resulted in excess fabric for some products and markdowns and/or write-offs, which has impaired our profitability, and may do so in the future. Similarly, any failure on our part to anticipate, identify and respond effectively to changing consumer demands and fashion trends will adversely affect our sales.

2.  If we are unable to obtain raw materials, unable to find manufacturing facilities or our manufacturers perform unacceptably, our sales may be negatively affected and our financial condition may be harmed. We do not own any manufacturing facilities and therefore depend on contractors and third parties to manufacture our products. We place all of our orders for production of merchandise and raw materials by purchase order and do not have any long-term contracts with any manufacturer or supplier. If we fail to maintain favorable relationships with our manufacturers and suppliers or are unable to obtain sufficient quantities of quality raw materials on commercially reasonable terms, it could harm our business and results of operations.  We cannot assure you that contractors and third party manufacturers (1) will not supply similar products to our competitors, (2) will not stop supplying products to us completely or (3) will supply products in a timely manner.  Untimely receipt of products may result in markdowns which would have a negative impact on earnings.  Furthermore, we have received in the past, and may receive in the future, shipments of products from manufacturers that fail to conform to our quality control standards. In such event, unless we are able to obtain replacement products in a timely manner, we may lose sales.  Certain of our third party manufacturers store our raw materials.  In the event our inventory was damaged or destroyed and we were unable to obtain replacement raw materials, our earnings may be negatively impacted.

3.  Our success depends on our ability to attract and retain key employees in order to support our existing business and future expansion. From time to time we actively recruit qualified candidates to fill key executive positions from within the Company. There is substantial competition for experienced personnel, which we expect will continue. We compete for experienced personnel with companies who have greater financial resources than we do. In the past, we have experienced significant turnover of our executive management team and retail store personnel. We are also exposed to employment practice litigation due to the large number of employees and high turnover of our sales associates. If we fail to attract, motivate and retain qualified personnel, it could harm our business and limit our ability to expand.

In addition, we depend upon the expertise and execution of our key employees, particularly Manny Mashouf, the founder, Chairman of the Board, and majority shareholder, and Greg Scott, our Chief Executive Officer and member of the Board of Directors. We do not carry “key person” life insurance policies on any of our employees. If we lose the services of Mr. Mashouf, Mr. Scott, or any key officers or employees, it could harm our business and results of operations.

4.  If we are not able to successfully develop and expand our bebe and BEBE SPORT stores our revenue base and earnings may be impaired. As part of our growth strategy, we may open larger bebe stores.  If these stores are not successful, our financial condition may be harmed.  In addition, we launched a new store concept, BEBE SPORT, during fiscal 2003 for which we have committed significant financial and human resources to develop and expand. The failure of the BEBE SPORT concept might result in a negative impact to earnings.

5.  There can be no assurance that future store openings will be successful.  We expect to open approximately 20 stores in fiscal 2005, of which approximately eight will be BEBE SPORT stores, approximately eleven will be bebe stores, and approximately one will be an outlet store.   In the past, we have closed stores as a result of poor performance, and there can be no assurance that the stores that we plan to open in fiscal 2005, or any other stores that we might open in the future, will be successful or that our overall gross profit will increase as a result of opening these stores. In addition, most of our new store openings in fiscal 2005 will be in existing markets. These openings may affect the existing stores’ net sales volumes and profitability.  Our failure to predict accurately the demographic or retail environment at any future store location could have a material adverse effect on our business, financial condition and results of operations.

6.  Any serious disruption at our major facilities could have a harmful effect on our business. We currently operate our corporate office in Brisbane, California, a distribution facility in Benicia, California, and a recently purchased design studio and production facility in Los Angeles, California.  Any serious disruption at these facilities whether due to construction, relocation, fire, earthquake, terrorist acts or otherwise would harm our operations and could have a harmful affect on our business and results of operations. Furthermore, we have little experience operating essential functions away from our main corporate offices and are uncertain what effect operating such satellite facilities might have on business, personnel and results of operations.  We are in the process of implementing a business continuity plan that will address recovery in the event of a serious disruption at one of our major facilities.

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

We are seeking to register our trademarks domestically and internationally.  Obstacles may exist that may prevent us from obtaining a trademark for the bebe name or related names. We may not be able to register certain trademarks, purchase the right or obtain a license to use the bebe name on commercially reasonable terms. If we fail to obtain trademark, ownership or license the requisite rights, it would limit our ability to expand.  In some jurisdictions, despite successful registration of our trademarks, third parties may allege infringement and bring actions against us. In addition, if our licensees fail to use our intellectual property correctly, the goodwill associated with our trademarks may be diluted.

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

RISKS RELATING TO OUR COMMON STOCK:

1.  Our stock price may fluctuate because of the small number of shares that can be publicly traded and the low average daily trading volumes. The vast majority of our outstanding shares of our common stock are not registered and are subject to trading restrictions. As of October 2, 2004, only 9,081,748 shares of our common stock were available to be publicly traded, and as a result, our average daily trading volumes are relatively low, and our stock price is vulnerable to market swings due to large purchases, sales and short sales of our common stock.

2.  Because a principal shareholder controls the Company, other shareholders may not be able to influence the direction the Company takes. As of October 2, 2004, Manny Mashouf, the Chairman of the Board, beneficially owned approximately 76% the outstanding shares of our common stock. As a result, he alone can control the election of directors and the outcome of all issues submitted to the shareholders. This may make it more difficult for a third party to acquire shares, may discourage acquisition bids, and could limit the price that certain investors might be willing to pay for shares of common stock. This concentration of stock ownership may have the effect of delaying, deferring or preventing a change in control of our Company.

3.  If we account for employee stock options using the fair value method, it could significantly reduce our net income.  There has been ongoing public debate whether stock options granted to employees should be treated as a compensation expense and, if so, how to properly value such charges. On March 31, 2004, the Financial Accounting Standard Board (FASB) issued an Exposure Draft, “Share-Based Payment: an amendment of FASB statements No. 123 and 95.”  This proposed standard, as amended, would require a company to recognize, as an expense, the fair value of stock options and other stock-based compensation to employees beginning in fiscal year 2006 and subsequent reporting periods. If we elect or are required to record an expense for our stock-based compensation plans using the fair value method as described in the Exposure Draft, we could have significant and ongoing accounting charges, which could significantly reduce our net income.

4.  Investor confidence and share value may be adversely impacted if we are unable to favorably assess, or our independent registered public accountants are unable to provide an unqualified attestation report on our assessment of, the effectiveness of our internal control over financial reporting as of the end of our 2005 fiscal year as required by Section 404 of the Sarbanes-Oxley Act of 2002. An effective system of internal control over financial reporting is necessary for us to provide reliable financial reports.  Rules adopted by the Securities and Exchange Commission pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 require annual assessment of our internal control over financial reporting, and attestation of our assessment by our independent registered public accountants.  This requirement will first apply to our Annual Report on Form 10-K for the fiscal year ending July 2, 2005.  The rules governing the standards that must be met for management to assess the internal control over financial reporting as effective are new and complex, and require significant documentation, testing and possible remediation to meet the detailed standards under the new rules.  We are diligently reviewing, documenting and testing our internal control over financial reporting, which has and may continue to result in increased expenses and the devotion of significant management resources.  We may encounter problems or delays in completing the implementation of any changes necessary to make a favorable assessment of our internal control over financial reporting under the new standards.  In addition, the evaluation and attestation process by our independent registered public accountants is new and we may encounter problems or delays in completing the implementation of any requested improvements and receiving a favorable review and attestation by our independent registered public accountants.  If we cannot favorably assess, or our independent registered public accountants are unable to provide an unqualified attestation report on our assessment of, the effectiveness of our internal control over financial reporting, investor confidence and share value may be negatively impacted.

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

All highly liquid investments with a maturity of three months or less at the date of purchase are considered to be cash equivalents.  The remaining investments are considered short-term marketable securities if original maturities range between four and twelve months or long-term marketable securities if original maturities are over twelve months.

The following table lists our cash equivalents, short-term marketable securities and long-term marketable securities at October 2, 2004:

	2004	Fair Value
	(Dollars in thousands)
Cash equivalents	$176,141	$176,141
Weighted average interest rate	2.37%
Short-term marketable securities	8,050	8,050
Weighted average interest rate	2.38%
Long-term marketable securities	7,875	7,875
Weighted average interest rate	2.82%
Total	$192,066	$192,066

The interest payable on our bank line of credit is based on variable interest rates and therefore affected by changes in market interest rates. If interest rates rose significantly, our results from operations and cash flows would not be affected as we have no outstanding borrowings.

Foreign Currency Risks

We enter into a significant amount of purchase obligations outside of the United States, substantially all of which are settled in U.S. Dollars and, therefore, have only minimal exposure to foreign currency exchange risks. We also operate a subsidiary with a base currency other than the U.S. Dollar. Fluctuations in exchange rates therefore impact our financial condition and results of operations, as reported in U.S. Dollars.   To date, we have not experienced any significant negative impact as a result of fluctuations in foreign currency markets. We do not hedge against foreign currency risks and believe that foreign currency exchange risk is immaterial.

ITEM 4.  CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (“the Exchange Act”).  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of October 2, 2004.

We also maintain a system of internal control over financial reporting, as such term as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act.  No changes in our internal control over financial reporting occurred during the quarter ending October 2, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

Dated November 5, 2004

bebe stores, inc.

/s/ Walter Parks
Walter Parks, Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
31.1	Section 302 Certification of Chief Executive Officer
31.2	Section 302 Certification of Chief Financial Officer
32.1	Section 906 Certification of Chief Executive Officer
32.2	Section 906 Certification of Chief Financial Officer