Form 10-Q
period 2005-01-01
BEBE STORES INC
filed 2005-02-10
CIK 1059272

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
        Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended January 1, 2005

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

COMMON STOCK, PAR VALUE OF $0.001 PER SHARE, 59,962,938 SHARES
OUTSTANDING AS OF FEBRUARY 8, 2005

bebe stores, inc.

PART I.       FINANCIAL INFORMATION

ITEM 1.       Condensed Consolidated Financial Statements

bebe stores, inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(unaudited)

	As of	As of	As of
	January 1,	June 30,	December 31,
	2005	2004	2003

Assets:
Current assets:
Cash and equivalents	$224,519	$181,205	$185,630
Short-term marketable securities	9,000	5,050	—
Receivables (net of allowance of $758, $632 and $558)	4,522	2,911	1,303
Inventories	28,938	25,538	24,855
Prepaid and other	14,279	7,580	5,275
Total current assets	281,258	222,284	217,063
Property and equipment, net	65,072	62,355	49,756
Long-term marketable securities	7,875	7,875	7,875
Other assets	4,424	4,222	4,904
Total assets	$358,629	$296,736	$279,598

Liabilities and Shareholders’ Equity:
Current liabilities:
Accounts payable	$23,120	$14,467	$14,780
Accrued liabilities	23,235	19,653	25,900
Total current liabilities	46,355	34,120	40,680
Deferred rent	19,734	18,196	14,701
Total liabilities	66,089	52,316	55,381

Commitments and contingencies	—	—	—
Shareholders’ equity:
Preferred stock-authorized 1,000,000 shares at $0.001 par value per share; no shares issued and outstanding	—	—	—
Common stock-authorized 90,000,000 shares at $0.001 par value per share; issued and outstanding 59,932,041, 58,817,693 and 58,173,728 shares	60	59	58
Additional paid-in capital	64,754	49,124	42,586
Deferred compensation	(88)	(36)	(91)
Accumulated other comprehensive income	1,126	296	525
Retained earnings	226,688	194,977	181,139
Total shareholders’ equity	292,540	244,420	224,217
Total liabilities and shareholders’ equity	$358,629	$296,736	$279,598

See accompanying notes to condensed consolidated financial statements.

bebe stores, inc.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	January 1, 2005	December 31, 2003	January 1, 2005	December 31, 2003

Net sales	$152,581	$112,014	$255,728	$195,566
Cost of sales, including production and occupancy	74,232	57,962	127,280	103,013

Gross profit	78,349	54,052	128,448	92,553
Selling, general and administrative expenses	40,275	32,327	72,813	61,620

Income from operations	38,074	21,725	55,635	30,933
Interest and other income, net	1,055	497	1,910	958

Earnings before income taxes	39,129	22,222	57,545	31,891
Provision for income taxes	14,869	8,333	21,867	11,959

Net earnings	$24,260	$13,889	$35,678	$19,932

Basic earnings per share	$0.41	$0.24	$0.60	$0.34
Diluted earnings per share	$0.39	$0.23	$0.58	$0.34
Basic weighted average shares outstanding	59,451	58,080	59,149	57,987
Diluted weighted average shares outstanding	61,976	59,486	61,232	59,293

See accompanying notes to condensed consolidated financial statements.

bebe stores, inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Six Months Ended
	January 1, 2005	December 31, 2003

Cash flows from operating activities:
Net earnings	$35,678	$19,932
Adjustments to reconcile net earnings to cash provided by operating activities:
Non-cash compensation expense	86	84
Depreciation and amortization	6,582	6,260
Net loss on disposal of property	240	58
Deferred rent	1,536	1,078
Changes in operating assets and liabilities:
Receivables	(1,562)	398
Inventories	(3,351)	579
Prepaid expenses and other assets	(5,098)	944
Accounts payable	8,651	(530)
Accrued liabilities	8,733	14,631
Net cash provided by operating activities	51,495	43,434

Cash flows from investing activities:
Purchase of property and equipment	(9,686)	(3,656)
Purchase of marketable securities	(6,000)	—
Proceeds from sale of marketable securities	2,050	10,500
Net cash (used)/provided by investing activities	(13,636)	6,844

Cash flows from financing activities:
Net proceeds from issuance of common stock	8,637	2,182
Cash dividends paid	(3,967)	—
Net cash provided by financing activities	4,670	2,182

Effect of exchange rate changes on cash	785	281
Net increase in cash and equivalents	43,314	52,741
Cash and equivalents:
Beginning of period	181,205	132,889
End of period	$224,519	$185,630

See accompanying notes to condensed consolidated financial statements.

bebe stores, inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

INTERIM FINANCIAL STATEMENTS

The accompanying condensed consolidated balance sheets of bebe stores, inc. as of January 1, 2005, June 30, 2004 and December 31, 2003, the condensed consolidated statements of earnings for the three and six months ended January 1, 2005 and December 31, 2003 and the condensed consolidated statements of cash flows for the six months ended January 1, 2005 and December 31, 2003 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X, without audit. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position at the balance sheet dates and the results of earnings for the three and six months then ended have been included. The condensed consolidated balance sheet at June 30, 2004, presented herein, was derived from the audited balance sheet included in the Form 10-K for the fiscal year ended June 30, 2004.

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

FISCAL YEAR

Beginning on July 1, 2004, the Company changed their month end to a 4-4-5 week period end.  Each period will end on a Saturday.  The three months ending January 1, 2005 include one less day in the reporting period than the comparative period of fiscal year 2004 which was reported on a calendar month basis.  The six months ending January 1, 2005 include one additional day in the reporting period than the comparative period of fiscal year 2004 which was reported on a calendar month basis.

STOCK SPLITS

                In April 2004, the Company declared a 3-for-2 stock split, which became effective in May 2004.  In November 2004, the Company declared an additional 3-for-2 stock split which became effective in December 2004.  All share and per share amounts included in the financial statements and the related notes have been adjusted to reflect these stock splits.

EARNINGS PER SHARE

Basic earnings per share is computed as net earnings divided by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur from common shares issuable through the exercise of dilutive stock options.

The following is a reconciliation of the number of shares used in the basic and diluted earnings per share computations:

	Three Months Ended		Six Months Ended

	January 1, 2005	December 31, 2003	January 1, 2005	December 31, 2003
	(In thousands )		(In thousands)
Basic weighted average number of shares outstanding	59,451	58,080	59,149	57,987
Incremental shares from the assumed issuance of stock options	2,525	1,406	2,083	1,306

Diluted weighted average number of shares outstanding	61,976	59,486	61,232	59,293

The number of incremental shares from the assumed issuance of stock options is calculated applying the treasury stock method.

        Excluded from the computation of the number of diluted weighted average shares outstanding were antidilutive options of 114,000 and 443,000 for the three months ended January 1, 2005 and December 31, 2003, respectively, and 57,000 and 554,000 for the six months ended January 1, 2005 and December 31, 2003, respectively.

COMPREHENSIVE INCOME

                Comprehensive income consists of net income and other comprehensive income (income, expenses, gains and losses that bypass the income statement and are reported directly as a separate component of equity).  The Company’s comprehensive income consists of net income and foreign currency translation adjustments for all periods presented.

	Three Months Ended		Six Months Ended

	January 1, 2005	December 31, 2003	January 1, 2005	December 31, 2003
	(Dollars in thousands)
Net income	$24,260	$13,889	$35,678	$19,932
Other comprehensive income	407	209	830	256

Total comprehensive income	$24,667	$14,098	$36,508	$20,188

CREDIT FACILITIES

The Company has an unsecured commercial line of credit agreement with a bank, which provides for borrowings and issuance of letters of credit of up to $25.0 million and expires on March 1, 2006. The outstanding balance bears interest at either the bank’s reference rate (which was 5.25% as of January 1, 2005) or the LIBOR rate plus 1.75 percentage points. As of January 1, 2005, there were no outstanding borrowings, and there was $4.1 million outstanding in letters of credit.

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

Had stock based employee compensation expense been determined based upon the fair values at the grant dates for awards under the Company’s stock plans in accordance with SFAS No. 123, the Company’s pro forma net earnings, basic and diluted earnings per common share would have been as follows:

	Three Months Ended		Six Months Ended

	January 1, 2005	December 31, 2003	January 1, 2005	December 31, 2003
	(Dollars in thousands, except per share amount)
Net income
As reported	$24,260	$13,889	$35,678	$19,932
Add: Stock based employee compensation, net of income tax	37	15	54	53
Deduct: Stock based employee compensation determined under the fair value method, net of income tax	(1,614)	(471)	(3,243)	(1,052)

Proforma	$22,683	$13,433	$32,489	$18,933

Basic EPS
As reported	$0.41	$0.24	$0.60	$0.34
Proforma	$0.38	$0.23	$0.55	$0.33
Diluted EPS
As reported	$0.39	$0.23	$0.58	$0.34
Proforma	$0.37	$0.23	$0.53	$0.32

On December 16, 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”).  SFAS No. 123(R) will require companies to measure all employee stock-based compensation awards using a fair value method and record such expense in its consolidated financial statements.  In addition, the adoption of SFAS No. 123(R) requires additional accounting and disclosure related to the income tax and cash flow effects resulting from share-based payment arrangements.  SFAS No. 123(R) is effective for the Company beginning in the first quarter of fiscal 2006.  The Company is in the process of determining the impact of the requirements of SFAS No. 123(R).

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

A former candidate for an executive position sued bebe and two other named defendants in a First Amended Complaint, filed November 9, 2004 in the Superior Court of the State of California, County of San Francisco (case # CGC-04-435517), seeking unspecified monetary damages and other equitable relief.  The claims against bebe allege intentional and negligent interference with prospective economic advantage and contractual relations, breach of contract, breach of implied covenant of good faith and fair dealing, fraud, promissory estoppel, negligence, intentional and negligent infliction of emotional distress, and violation of Labor Code Section 970.  Plaintiff and all defendants are currently participating in non-binding mediation.  The company believes the claims against the company are without merit and will continue to vigorously defend this matter.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements, which involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements.  Statements that are predictive in nature, that depend upon or refer to future events or conditions or that include words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” “thinks,” and similar expressions are forward-looking statements.   Forward looking statements include statements about our expected results of operations, capital expenditures and store openings.  Although we believe that these statements are based upon reasonable assumptions, we cannot ensure that our goals will be achieved. These forward-looking statements are made as of the date of this Form 10-Q, and we assume no obligation to update or revise them or provide reasons why actual results may differ. Factors that might cause such a difference include, but are not limited to, our ability to respond to changing fashion trends, miscalculation of the demand for our products, our ability to obtain raw materials and manufacturing capabilities, effective management of our growth, the success of future store openings, decline in comparable store sales performance, ongoing competitive pressures in the apparel industry, changes in the level of consumer spending or preferences in apparel, our ability to attract and retain key management personnel and/or other factors discussed in “Risks That May Affect Results” and elsewhere in this Form 10-Q.

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

We market our products under the bebe, BEBE SPORT and bebe O brand names through our 206 retail stores, of which 162 are bebe stores, 26 are BEBE SPORT stores, and 18 are bebe outlet stores.  These stores are located in 32 states, the District of Columbia, Puerto Rico and Canada. In addition, we have an on-line store at www.bebe.com and our licensees operate 13 international stores.  During the second quarter of fiscal 2005, we opened four bebe stores and one BEBE SPORT store, relocated two bebe stores, and closed one BEBE SPORT store.  During the first half of fiscal 2005, we opened five bebe stores and three BEBE SPORT stores, relocated four bebe stores, converted two bebe stores into BEBE SPORT stores and closed one BEBE SPORT store.  We expect to open approximately eleven bebe stores and nine BEBE SPORT stores during the year.  Additionally, we anticipate closing four stores.

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

We have identified certain critical accounting policies, which are described below:

Inventories. Our inventories are stated at the lower of weighted average cost or market.  Market is determined based on the estimated net realizable value, which is generally the merchandise selling price.   To ensure that our raw material is properly valued we age the fabric inventory and record a reserve in accordance with our established policy, which is based on historical experience. To ensure our finished goods inventory is properly valued we review the age and turnover of our inventory and record a reserve if the selling price is marked down below cost.  These assumptions can have an impact on current and future operating results and financial position.  We estimate shrinkage for the period between the last physical count and balance sheet date based on historic shrinkage trends.

Long-lived assets. We review long-lived assets for impairment whenever events or changes in circumstances, such as store closures or poor performing stores, indicate that the carrying value of an asset may not be recoverable. If the undiscounted cash flows from a long-lived asset are less than the carrying value we record an impairment charge equal to the difference between the carrying value and the asset’s fair value.  In addition, at the time a decision is made to close a store, we record an impairment charge, if appropriate, or accelerate depreciation over the revised useful life of the asset. Historically, our impairment charges have been immaterial.  During the six months ended January 1, 2005 and December 31, 2003, we recorded no impairment charges. We believe at this time that the long-lived assets’ carrying values and useful lives continue to be appropriate.

Sales Return Reserve. We record a reserve for estimated product returns based on historical return trends.  As of January 1, 2005 and December 31, 2003, the reserve was $1,151,000 and $1,060,000, respectively.  If actual returns are greater than those projected, additional sales returns may be recorded in the future.

Accrued Litigation.  We accrue liabilities for estimates of probable settlements of lawsuits.   During fiscal year 2004 two lawsuits alleging misclassification of employment position were filed against us and in the first quarter of fiscal year 2005 a similar lawsuit was filed against us.  The liability for the estimated payment of claims for these lawsuits recorded as of January 1, 2005 is an estimate and should a greater amount of claims occur, the recorded liability may not be sufficient.

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

RECENT ACCOUNTING PRONOUNCEMENT

On December 16, 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”).  SFAS No. 123(R) will require companies to measure all employee stock-based compensation awards using a fair value method and record such expense in its consolidated financial statements.  In addition, the adoption of SFAS No. 123(R) requires additional accounting and disclosure related to the income tax and cash flow effects resulting from share-based payment arrangements.  SFAS No. 123(R) is effective for the Company beginning in the first quarter of fiscal 2006.  The Company is in the process of determining the impact of the requirements of SFAS No. 123(R).

RESULTS OF OPERATIONS

 Beginning on July 1, 2004, we changed our month end to a 4-4-5 week period end.  Each period will end on a Saturday.  The three months ending January 1, 2005 include one less day in the reporting period than the comparative period of fiscal year 2004 which was reported on a calendar month basis.  The six months ending January 1, 2005 include one additional day in the reporting period than the comparative period of fiscal year 2004 which was reported on a calendar month basis.  For the three and six month periods ended January 1, 2005, comparable store sales were determined using comparable periods of 91 and 185 days, respectively.

In November 2004, the Company declared a 3-for-2 stock split which became effective in December 2004.

The following table sets forth certain financial data as a percentage of net sales for the periods indicated:

	Three Months Ended		Six Months Ended

	January 1, 2005	December 31, 2003	January 1, 2005	December 31, 2003

Statements of Operations Data:
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales, including production and occupancy (1)	48.7	51.7	49.8	52.7

Gross profit	51.3	48.3	50.2	47.3
Selling, general and administrative expenses (2)	26.3	28.9	28.4	31.5

Income from operations	25.0	19.4	21.8	15.8
Interest and other income, net	0.6	0.4	0.7	0.5

Earnings before income taxes	25.6	19.8	22.5	16.3
Provision for income taxes	9.7	7.4	8.5	6.1

Net earnings	15.9%	12.4%	14.0%	10.2%

(1)                                  Cost of sales includes the cost of merchandise, occupancy costs and production costs.

(2)                                  Selling, general and administrative expenses primarily consist of non-occupancy store costs, corporate overhead and advertising costs.

Net Sales. Net sales increased to $152.6 million during the three months ended January 1, 2005 from $112.0 million in the comparable period of the prior year, an increase of $40.6 million, or 36.3%. Net sales for the quarter included $130.1 million from stores open more than one year. During the quarter comparable store sales increased 27.3% versus the prior year. The increase in comparable store sales performance was largely due to customer acceptance of the product offering. The remaining sales of $22.5 million were generated by stores not included in the comparable store sales base, on-line sales, wholesale sales to international licensees, and royalty revenue from product licensees.

        For the six months ended January 1, 2005, net sales increased to $255.7 million from $195.6 million in the comparable six-month period of the prior year, an increase of $60.1 million, or 30.7%. Net sales for the six-month period included $220.2 million from stores open more than one year, representing a 20.8% increase in comparable store sales versus the prior year. The increase in comparable store sales performance was largely due to customer acceptance of the product offering. The remaining sales of $35.5 million were generated by stores not included in the comparable store sales base, on-line sales, wholesale sales to international licensees, and royalty revenue from product licensees.

	Three Months Ended		Six Months Ended

	January 1, 2005	December 31, 2003	January 1, 2005	December 31, 2003

Net sales (In thousands)	$152,581	$112,014	$255,728	$195,566
Total net sales increase percentage	36.3%	11.1%	30.7%	12.0%
Comparable store sales increase percentage	27.3%	7.1%	20.8%	6.9%
Net sales per average square foot (1)	$209	$167	$353	$294
Square footage - at end of period (In thousands)	734	672	734	672

Number of Store Locations:
Beginning of Period	202	184	199	180
New store locations	5	4	8	8
Closed store locations	1	—	1	—
End of Period	206	188	206	188

(1)	Net sales per average square foot is calculated using net store sales and a monthly average store square footage.

 Gross Profit. Gross profit increased to $78.3 million during the three months ended January 1, 2005 from $54.1 million for the comparable three-month period of the prior year, an increase of $24.2 million, or 44.7%. As a percentage of net sales, gross profit increased to 51.3% for the three-month period January 1, 2005 from 48.3% in the comparable three-month period of the prior year. The increase in gross profit as a percentage of net sales from the prior year resulted from favorable occupancy leverage of 1.8 percentage points as a result of higher comparable store sales and improved merchandise margins of 1.2 percentage points.

         Gross profit increased to $128.4 million during the six months ended January 1, 2005 from $92.6 million for the comparable same six-month period of the prior year, an increase of $35.8 million, or 38.7%. As a percentage of net sales, gross profit increased to 50.2% for the six-month period ended January 1, 2005 from 47.3% in the comparable six-month period of the prior year. The increase in gross profit as a percentage of net sales from the prior year resulted from favorable occupancy leverage of 1.8 percentage points as a result of higher comparable store sales and improved merchandise margins of 1.1 percentage points.

        Selling, General and Administrative Expenses. Selling, general and administrative expenses, which primarily consist of non-occupancy store costs, corporate overhead and advertising costs, increased to $40.3 million during the three months ended January 1, 2005 from $32.3 million in the comparable period of the prior year, an increase of $8.0 million, or 24.8%. As a percentage of net sales, these expenses decreased to 26.3% during the three-month period from 28.9% in the comparable period of the prior year. This decrease as a percentage of net sales was primarily due to reductions in compensation and increased leverage on fixed expenses as a result of higher comparable sales.

        For the six months ended January 1, 2005, selling, general and administrative expenses increased to $72.8 million from $61.6 million in the comparable six-month period of the prior year, an increase of $11.2 million, or 18.2%. As a percentage of net sales, these expenses decreased to 28.4% during the six-month period from 31.5% in the comparable period of the prior year.  This decrease as a percentage of net sales was primarily due to reductions in compensation and increased leverage on fixed expenses as a result of higher comparable sales.

        Interest and Other Income, Net. We generated approximately $1.1 million of interest income during the three months ended January 1, 2005 compared to approximately $0.5 million in the comparable three-month period of the prior year. For the six months ended January 1, 2005, we generated approximately $1.9 million of interest income compared to approximately $1.0 million in the comparable six-month period of the prior year. The increases are the result of higher average cash balances and higher interest rates.

        Provision for Income Taxes. The effective tax rate was approximately 38.0% for the three and six month periods ended January 1, 2005 compared to approximately 37.5% for the comparable periods in the prior year and represents the Company’s estimate of the annual effective rate for these periods.

Seasonality of Business and Quarterly Results

 Our business varies with general seasonal trends that are characteristic of the retail and apparel industries. As a result, our typical store generates a higher percent of our annual net sales and profitability in the second quarter of our fiscal year (which includes the holiday selling season) compared to the other quarters of our fiscal year. If for any reason our sales were below seasonal norms during the second quarter of our fiscal year, our annual operating results would be negatively impacted. Because of the seasonality of our business, results for any quarter are not necessarily indicative of results that may be achieved for a full fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

Our working capital requirements vary widely throughout the year and generally peak in the first and second fiscal quarters. At January 1, 2005, we had approximately $241.4 million of cash and equivalents, short-term marketable securities and long-term marketable securities on hand. In addition, we had a revolving line of credit, under which we could borrow or issue letters of credit up to a combined total of $25.0 million. As of January 1, 2005, there were no borrowings under the line of credit and letters of credit outstanding totaled $4.1 million.

Net cash provided by operating activities for the six months ended January 1, 2005 was $51.5 million versus $43.4 million for the six months ended December 31, 2003. Cash provided by operating activities for these periods was primarily generated by earnings adjusted for depreciation and amortization, deferred rent, and an increase in accounts payable and accrued liabilities, offset by an increase in prepaid expenses and other assets, inventories and receivables.

Net cash used by investing activities for the six-month period ended January 1, 2005 was $13.6 million, primarily for the purchases of marketable securities and expenditures related to the opening of 8 new stores and improvements made to our new production facility and design studio, whereas, for the six-month period ended December 31, 2003, $6.8 million was provided primarily due to the sale of marketable securities offset by expenditures related to the opening of 8 new stores. We expect to open approximately 20 stores during fiscal 2005 and estimate that total capital expenditures will be approximately $20.0 million in fiscal 2005.

Net cash provided by financing activities was $4.7 million for the six months ended January 1, 2005 compared to $2.2 million for the six months ended December 31, 2003, and was derived from proceeds from stock option exercises, partially offset in fiscal 2005 by the payment of two quarterly cash dividends of approximately $2.0 million each.

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

2.  If we are unable to obtain raw materials, unable to find manufacturing facilities or our manufacturers perform unacceptably, our sales may be negatively affected and our financial condition may be harmed. We do not own any manufacturing facilities and therefore depend on contractors and third parties to manufacture our products. We place all of our orders for production of merchandise and raw materials by purchase order and do not have any long-term contracts with any manufacturer or supplier. If we fail to maintain favorable relationships with our manufacturers and suppliers or are unable to obtain sufficient quantities of quality raw materials on commercially reasonable terms, it could harm our business and results of operations.  We cannot ensure that contractors and third party manufacturers (1) will not supply similar products to our competitors, (2) will not stop supplying products to us completely or (3) will supply products in a timely manner.  Untimely receipt of products may result in markdowns which would have a negative impact on earnings.  Furthermore, we have received in the past, and may receive in the future, shipments of products from manufacturers that fail to conform to our quality control standards. In such event, unless we are able to obtain replacement products in a timely manner, we may lose sales.  Certain of our third party manufacturers store our raw materials.  In the event our inventory was damaged or destroyed and we were unable to obtain replacement raw materials, our earnings may be negatively impacted.

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

5.  There can be no assurance that future store openings will be successful.  We expect to open approximately 20 stores in fiscal 2005, of which approximately nine will be BEBE SPORT stores and approximately eleven will be bebe stores.   In the past, we have closed stores as a result of poor performance, and there can be no assurance that the stores that we plan to open in fiscal 2005, or any other stores that we might open in the future, will be successful or that our overall operating profit will increase as a result of opening these stores.  During fiscal 2005, we anticipate closing four stores.  In addition, most of our new store openings in fiscal 2005 will be in existing markets. These openings may affect the existing stores’ net sales volumes and profitability.  Our failure to predict accurately the demographic or retail environment at any future store location could have a material adverse effect on our business, financial condition and results of operations.

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

9.  If we are not able to successfully protect our intellectual property our ability to capitalize on the value of our brand name may be impaired. Even though we take actions to establish, register and protect our trademarks and other proprietary rights, we cannot ensure that we will be successful or that others will not imitate our products or infringe upon our intellectual property rights. In addition, there is no assurance that others will not resist or seek to block the sale of our products as infringements of their trademark and proprietary rights.

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

RISKS RELATING TO OUR COMMON STOCK:

    1.  Our stock price may fluctuate because of the small number of shares that can be publicly traded and the low average daily trading volumes. The vast majority of our outstanding shares of our common stock are subject to trading restrictions. As of January 1, 2005, approximately 14,400,000 shares of our common stock were available to be publicly traded, and as a result, our average daily trading volumes are relatively low, and our stock price is vulnerable to market swings due to large purchases, sales and short sales of our common stock.

    2.  Because a principal shareholder controls the Company, other shareholders may not be able to influence the direction the Company takes. As of January 1, 2005, Manny Mashouf, the Chairman of the Board, beneficially owned approximately 76% of the outstanding shares of our common stock. As a result, he alone can control the election of directors and the outcome of all issues submitted to the shareholders. This may make it more difficult for a third party to acquire shares, may discourage acquisition bids, and could limit the price that certain investors might be willing to pay for shares of common stock. This concentration of stock ownership may have the effect of delaying, deferring or preventing a change in control of our Company.

   3.  Investor confidence and share value may be adversely impacted if we are unable to favorably assess, or if we do not receive an unqualified attestation report on our assessment of, the effectiveness of our internal control over financial reporting as of the end of our 2005 fiscal year as required by Section 404 of the Sarbanes-Oxley Act of 2002. An effective system of internal control over financial reporting is necessary for us to provide reliable financial reports.  Rules adopted by the Securities and Exchange Commission pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 require annual assessment of our internal control over financial reporting, and attestation of our assessment by our independent registered public accountants.  This requirement will first apply to our Annual Report on Form 10-K for the fiscal year ending July 2, 2005.  The rules governing the standards that must be met for management to assess the internal control over financial reporting as effective are new and complex, and require significant documentation, testing and possible remediation to meet the detailed standards under the new rules.  We are diligently reviewing, documenting and testing our internal control over financial reporting, which has and may continue to result in increased expenses and the devotion of significant management resources.  We may encounter problems or delays in completing the implementation of any changes necessary to make a favorable assessment of our internal control over financial reporting under the new standards.  In addition, the evaluation and attestation process by our independent registered public accountants is new and we may encounter problems or delays in completing the implementation of any requested improvements and receiving a favorable review and attestation by our independent registered public accountants.  If we cannot favorably assess, or if we do not receive an unqualified attestation report on our assessment of, the effectiveness of our internal control over financial reporting, investor confidence and share value may be negatively impacted.

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

The following table lists our cash equivalents, short-term marketable securities and long-term marketable securities at January 1, 2005:

	Book Value	Fair Value
	(Dollars in thousands)
Cash equivalents	$215,588	$215,588
Weighted average interest rate	1.92%
Short-term marketable securities	9,000	9,000
Weighted average interest rate	1.82%
Long term marketable securities	7,875	7,875
Weighted average interest rate	2.05%
Total	$232,463	$232,463

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

ITEM 4.  CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (“the Exchange Act”).  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of January 1, 2005.

We also maintain a system of internal control over financial reporting, as such term as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act.  No changes in our internal control over financial reporting occurred during the quarter ending January 1, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

A former candidate for an executive position sued bebe and two other named defendants in a First Amended Complaint, filed November 9, 2004 in the Superior Court of the State of California, County of San Francisco (case # CGC-04-435517), seeking unspecified monetary damages and other equitable relief.  The claims against bebe allege intentional and negligent interference with prospective economic advantage and contractual relations, breach of contract, breach of implied covenant of good faith and fair dealing, fraud, promissory estoppel, negligence, intentional and negligent infliction of emotional distress, and violation of Labor Code Section 970.  Plaintiff and all defendants are currently participating in non-binding mediation.  The company believes the claims against the company are without merit and will continue to vigorously defend this matter.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On December 20, 2004, the Company issued 1,500 shares of common stock (as adjusted for the 3 for 2 stock split that became effective on December 29, 2004) in consideration for services rendered which were valued at approximately $38,000. The issuance of the shares was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) of the Act for transactions not involving a public offering and based on the fact that the shares were issued to an accredited investor. The issuance of the shares did not involve the use of an underwriter and no commissions were paid in connection with the issuance of the shares.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        bebe stores, inc. held its annual meeting of shareholders at its headquarters in Brisbane, California on November 19, 2004. Of the 39,294,724 shares outstanding as of the record date, 38,336,322 shares were represented by proxy at the meeting.  The share amounts have not been adjusted for the 3 for 2 stock split that became effective on December 29, 2004. Proxies were solicited by bebe pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended. At the meeting, bebe’s shareholders voted on the following matters:

(1)          Proposal to elect seven directors to hold office for a one-year term and until their successors are elected:

	For	Withheld
Manny Mashouf	36,109,624	2,226,698
Neda Mashouf	36,109,449	2,226,873
Barbara Bass	37,087,795	1,248,527
Cynthia Cohen	37,087,788	1,248,534
Corrado Federico	36,113,484	2,222,838
Caden Wang	37,087,795	1,248,527
Gregory Scott	36,109,869	2,226,453

(2)          Proposal to amend the 1997 Stock Plan to increase the maximum number of shares reserved for issuance under the Stock Plan by 500,000 shares from 7,995,000 shares to 8,495,000 shares.  The share amounts have not been adjusted for the 3 for 2 stock split that became effective on December 29, 2004.  As adjusted, the total shares reserved under the Plan are 12,742,500.

For	Against	Abstain	Not Voted
32,724,149	3,632,737	1,110	1,978,326

(3)          Proposal to amend the 1997 Stock Plan to increase the maximum number of shares that may be granted to an individual in any fiscal year under the Stock Plan by 150,000 shares from 600,000 shares to 750,000 shares.  The share amounts have not been adjusted for the 3 for 2 stock split that became effective on December 29, 2004.  As adjusted, the maximum number of shares that may be granted to an individual in any fiscal year are 1,125,000.

For	Against	Abstain	Not Voted
34,781,908	1,574,972	1,116	1,978,326

(4)           Proposal to ratify the appointment of Deloitte & Touche LLP as our independent auditors for the fiscal year ending July 2, 2005.

For	Against	Abstain
38,244,348	86,667	5,307

(5)  Proposal to transact such other business as may properly come before the meeting or adjournment therof.

For	Against	Abstain
34,118,743	3,115,578	1,102,001

ITEM 5.  OTHER INFORMATION

         Not applicable.

ITEM 6.  EXHIBITS

(a) Exhibits.  The following is a list of exhibits filed as part of this Report on Form 10-Q.

Exhibit	Description
3.1	Amended and Restated Articles of Incorporation of Registrant.
31.1	Section 302 Certification of Chief Executive Officer.
31.2	Section 302 Certification of Chief Financial Officer.
32.1	Section 906 Certification of Chief Executive Officer.
32.2	Section 906 Certification of Chief Financial Officer.

SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated February 10, 2005

bebe stores, inc.

/s/ Walter Parks
Walter Parks, Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation of Registrant
31.1	Section 302 Certification of Chief Executive Officer
31.2	Section 302 Certification of Chief Financial Officer
32.1	Section 906 Certification of Chief Executive Officer
32.2	Section 906 Certification of Chief Financial Officer