Form 10-Q
period 2005-04-02
BEBE STORES INC
filed 2005-05-12
CIK 1059272

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 2005

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

COMMON STOCK, PAR VALUE OF $0.001 PER SHARE, 60,461,554 SHARES
OUTSTANDING AS OF MAY 2, 2005

bebe stores, inc.

PART I.         FINANCIAL INFORMATION

ITEM 1.          Condensed Consolidated Financial Statements

bebe stores, inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(unaudited)

	As of	As of	As of
	April 2,	June 30,	March 31,
	2005	2004	2004

Assets:
Current assets:
Cash and equivalents	$35,581	$26,055	$20,274
Short-term marketable securities	220,602	160,200	150,350
Receivables (net of allowance of $799, $632 and $591)	3,817	2,911	1,794
Inventories	31,513	25,538	26,553
Prepaid and other	18,063	7,580	5,681
Total current assets	309,576	222,284	204,652
Property and equipment, net	72,331	62,355	60,975
Long-term marketable securities	2,000	7,875	7,875
Other assets	5,670	4,222	4,915
Total assets	$389,577	$296,736	$278,417

Liabilities and Shareholders’ Equity:
Current liabilities:
Accounts payable	$27,067	$14,467	$13,247
Accrued liabilities	22,778	19,653	16,290
Total current liabilities	49,845	34,120	29,537
Deferred rent and other lease incentives	28,919	18,196	16,199
Total liabilities	78,764	52,316	45,736

Commitments and contingencies	—	—	—
Shareholders’ equity:
Preferred stock-authorized 1,000,000 shares at $0.001 par value per share; no shares issued and outstanding	—	—	—
Common stock-authorized 90,000,000 shares at $0.001 par value per share; issued and outstanding: 60,455,277, 58,817,693 and 58,498,934 shares	60	59	58
Additional paid-in capital	73,973	49,124	45,662
Deferred compensation	(61)	(36)	(64)
Accumulated other comprehensive income	1,030	296	422
Retained earnings	235,811	194,977	186,603
Total shareholders’ equity	310,813	244,420	232,681
Total liabilities and shareholders’ equity	$389,577	$296,736	$278,417

See accompanying notes to condensed consolidated financial statements.

bebe stores, inc.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	April 2, 2005	March 31, 2004	April 2, 2005	March 31, 2004

Net sales	$116,862	$83,637	$372,590	$279,203
Cost of sales, including production and occupancy	62,183	44,924	189,463	147,937

Gross profit	54,679	38,713	183,127	131,266
Selling, general and administrative expenses	37,842	30,485	110,655	92,104

Income from operations	16,837	8,228	72,472	39,162
Interest and other income, net	1,117	524	3,027	1,480

Earnings before income taxes	17,954	8,752	75,499	40,642
Provision for income taxes	6,823	3,288	28,690	15,247

Net earnings	$11,131	$5,464	$46,809	$25,395

Basic earnings per share	$0.19	$0.09	$0.79	$0.44
Diluted earnings per share	$0.18	$0.09	$0.76	$0.43
Basic weighted average shares outstanding	60,133	58,303	59,473	58,091
Diluted weighted average shares outstanding	62,699	59,695	61,860	59,418

See accompanying notes to condensed consolidated financial statements.

bebe stores, inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Nine Months Ended
	April 2,	March 31,
	2005	2004
Cash flows from operating activities:
Net earnings	$46,809	$25,395
Adjustments to reconcile net earnings to cash provided by operating activities:
Non-cash compensation expense	637	111
Depreciation and amortization	9,912	9,271
Net loss on disposal of property	304	96
Deferred rent and other lease incentives	6,353	2,576
Deferred income taxes	(1,217)	—
Changes in operating assets and liabilities:
Receivables	(859)	(103)
Inventories	(5,936)	(1,128)
Prepaid expenses and other assets	(6,785)	470
Accounts payable	12,590	(2,062)
Accrued liabilities	9,721	5,376
Net cash provided by operating activities	71,529	40,002

Cash flows from investing activities:
Purchase of property and equipment	(15,891)	(17,883)
Purchase of marketable securities	(217,624)	(167,444)
Proceeds from sale of marketable securities	163,097	145,844
Net cash used by investing activities	(70,418)	(39,483)

Cash flows from financing activities:
Net proceeds from issuance of common stock	13,706	4,903
Cash dividends paid	(5,975)	—
Net cash provided by financing activities	7,731	4,903

Effect of exchange rate changes on cash	684	213
Net increase in cash and equivalents	9,526	5,635
Cash and equivalents:
Beginning of period	26,055	14,639
End of period	$35,581	$20,274

See accompanying notes to condensed consolidated financial statements.

bebe stores, inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

INTERIM FINANCIAL STATEMENTS

The accompanying condensed consolidated balance sheets of bebe stores, inc. (“the Company”) as of April 2, 2005, June 30, 2004 and March 31, 2004, the condensed consolidated statements of earnings for the three and nine months ended April 2, 2005 and March 31, 2004 and the condensed consolidated statements of cash flows for the nine months ended April 2, 2005 and March 31, 2004 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X, without audit. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position at the balance sheet dates and the results of earnings for the three and nine months then ended have been included. The condensed consolidated balance sheet at June 30, 2004, presented herein, was derived from the audited balance sheet included in the Form 10-K for the fiscal year ended June 30, 2004.

The Company’s business is affected by the pattern of seasonality common to most retail apparel businesses. The results for the periods presented are not necessarily indicative of future financial results.

Certain notes and other information have been condensed or omitted from the interim condensed consolidated financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended June 30, 2004.

FISCAL YEAR

Beginning on July 1, 2004, the Company changed their month end to a 4-4-5 week period end.  Each period will end on a Saturday.  The three months ending April 2, 2005 and March 31, 2004 both include 91 days.  The nine months ending April 2, 2005 include one additional day in the reporting period than the comparative period of fiscal year 2004 which was reported on a calendar month basis.

STOCK SPLIT

In November 2004, the Company declared a 3-for-2 stock split which became effective in December 2004.  All share and per share amounts included in the financial statements and the related notes have been adjusted to reflect the stock split.

MARKETABLE SECURITIES

The Company’s marketable securities are classified as available-for-sale and are carried at cost which approximates their fair market value.

Auction rate securities have stated maturities beyond one year but are priced and traded as short-term instruments due to the liquidity provided through the interest rate reset mechanism and are classified as short-term when they represent investments of cash that are intended for use in current operations. Prior to the third quarter of fiscal 2005, the Company had classified auction rate securities as cash equivalents on the consolidated balance sheets.  As of April 2, 2005, auction rate securities are classified as investments and to conform to the current period presentation, the Company has reclassified $155.2 million and $150.4 million of auction rate securities from cash equivalents to short-term investments as of June 30, 2004 and March 31, 2004, respectively. There was no impact on the consolidated statements of operations as a result of the reclassification. The impact on the consolidated statements of cash flows was an increase of $32.1 million in cash used in investing activities for the nine months ended March 31, 2004.

Inventories

The Company’s inventories consist of:

	As of	As of	As of
	April 2,	June 30,	March 31,
	2005	2004	2004
	(in thousands)
Raw materials	$7,204	$5,805	$5,737
Merchandise available for sale	24,309	19,733	20,816
Inventories	$31,513	$25,538	$26,553

LEASE ACCOUNTING

The Company leases retail stores and office space under operating leases.  In the third quarter of fiscal 2005, in order to comply with Financial Accounting Standards Board (“FASB”) Statement No. 13 “Accounting for Leases”, FASB Technical Bulletin No. 85-3 “Accounting for Operating Leases with Scheduled Rent Increases”, and FASB Technical Bulletin No. 88-1 “Issues Relating to Accounting for Leases”, and consistent with the views expressed by the Office of the Chief Accountant of the Securities and Exchange Commission to the American Institute of Certified Public Accountants on February 7, 2005, the Company corrected the manner in which it accounts for construction allowances and the period over which it recognizes rent expense.

Historically, the Company has recognized straight line expense for leases beginning on the store opening date which had the effect of excluding the build-out period of its stores from the calculation of the period over which it expenses rent.  The Company has corrected its lease accounting to begin recording rent expense when it takes possession of a store, which occurs approximately 90 days prior to the opening of the store.

Additionally, construction allowances related to store openings prior to September 2002 had been recorded as reductions of property and equipment and amortized as a reduction of depreciation expense.  Construction allowances related to store openings prior to September 2002 have been appropriately reclassified as deferred rent and will be amortized as a reduction of rent expense.  Construction allowances related to store openings beginning in September 2002 were appropriately recorded as deferred rent and amortized as a reduction of rent expense.

The cumulative impact of the lease accounting adjustments through April 2, 2005 results in an increase to total assets of $5.4 million, an increase to deferred rent and other lease incentives of $8.6 million, and a reduction to net income before income taxes of $3.2 million.  The effect of the cumulative adjustment on net income after tax is $2.0 million, or $0.03 per diluted share.  The Company has recorded this adjustment as a cumulative, non-cash charge in the third quarter ended April 2, 2005.  Prior year financial results will not be restated due to the immateriality of this adjustment to the results of operations and financial position for the current year or any individual prior year.  The adjustment did not affect historical cash flows.

EARNINGS PER SHARE

Basic earnings per share is computed as net earnings divided by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur from common shares issuable through the exercise of dilutive stock options.

The following is a reconciliation of the number of shares used in the basic and diluted earnings per share computations:

	Three Months Ended		Nine Months Ended
	April 2, 2005	March 31, 2004	April 2, 2005	March 31, 2004
	(In thousands)		(In thousands)
Basic weighted average number of shares outstanding	60,133	58,303	59,473	58,091
Incremental shares from the assumed issuance of stock options	2,566	1,392	2,387	1,327

Diluted weighted average number of shares outstanding	62,699	59,695	61,860	59,418

The number of incremental shares from the assumed issuance of stock options is calculated applying the treasury stock method.

Excluded from the computation of the number of diluted weighted average shares outstanding were antidilutive options of approximately 70,000 and 1,480,000 for the three months ended April 2, 2005 and March 31, 2004, respectively, and approximately 168,000 and 921,000 for the nine months ended April 2, 2005 and March 31, 2004, respectively.

COMPREHENSIVE INCOME

Comprehensive income consists of net income and other comprehensive income (income, expenses, gains and losses that bypass the income statement and are reported directly as a separate component of equity).  The Company’s comprehensive income consists of net income and foreign currency translation adjustments for all periods presented.

	Three Months Ended		Nine Months Ended
	April 2, 2005	March 31, 2004	April 2, 2005	March 31, 2004
	(Dollars in thousands)
Net income	$11,131	$5,464	$46,809	$25,395
Other comprehensive income (loss)	(96)	(103)	734	153

Total comprehensive income	$11,035	$5,361	$47,543	$25,548

CREDIT FACILITIES

The Company has an unsecured commercial line of credit agreement with a bank, which provides for borrowings and issuance of letters of credit up to a combined total of $25.0 million and expires on March 1, 2006. The outstanding balance bears interest at either the bank’s reference rate (which was 5.75% as of April 2, 2005) or the LIBOR rate plus 1.75 percentage points. As of April 2, 2005, there were no outstanding borrowings, and letters of credit outstanding totaled $2.6 million.

This credit facility requires the Company to comply with certain financial covenants, including a minimum tangible net worth and certain restrictions on making loans and investments.

STOCK BASED COMPENSATION

The Company accounts for stock-based awards granted to employees using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, and complies with the disclosure provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 “Accounting for Stock-Based Compensation,” and SFAS No. 148, “Accounting for Stock Based Compensation Transition and Disclosure, an Amendment of FASB Statement No. 123.”

Had stock based employee compensation expense been determined based upon the fair values at the grant dates for awards under the Company’s stock plans in accordance with SFAS No. 123, the Company’s pro forma net earnings, basic and diluted earnings per common share would have been as follows:

	Three Months Ended		Nine Months Ended
	April 2, 2005	March 31, 2004	April 2, 2005	March 31, 2004
	(Dollars in thousands, except per share amounts)
Net income
As reported	$11,131	$5,464	$46,809	$25,395
Add: Stock based employee compensation, net of income tax	341	17	395	70
Deduct: Stock based employee compensation determined under the fair value method, net of income tax	(2,057)	(985)	(5,299)	(2,037)
Proforma	$9,415	$4,496	$41,905	$23,428
Basic EPS
As reported	$0.19	$0.09	$0.79	$0.44
Proforma	$0.16	$0.08	$0.70	$0.40
Diluted EPS
As reported	$0.18	$0.09	$0.76	$0.43
Proforma	$0.15	$0.08	$0.68	$0.39

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

Three former employees sued bebe on November 20, 2003, in the Superior Court of the State of California, County of San Mateo (case No. CIV435794) alleging that they were misclassified as exempt employees under California law. The plaintiffs purport to bring this action on behalf of a class of former and present California bebe store managers and co-managers. Plaintiffs are seeking compensatory, statutory and injunctive relief.  The parties reached a conditional settlement agreement which was subsequently approved by the trial court.  The court’s approval has since been appealed.

A former employee sued bebe on January 20, 2004 in the Superior Court of the State of California, County of San Diego (case No. GIC824505) alleging unpaid wages and unfair business practices. The plaintiff purports to bring the action on behalf of a class of California employees who hold or have held the position of co-manager or others similarly designated. The lawsuit seeks compensatory, statutory and injunctive relief.  This individual plaintiff has opted not to participate in the class settlement described above and is continuing to pursue the claims made.

A former employee sued bebe on August 2, 2004 in the Superior Court of the State of California, County of Sacramento (case No. 04AS03109) alleging unlawful wage payment and unfair competition.  The plaintiff purports to bring the action on behalf of a class of California employees who hold or at anytime within the past four years have held a salaried store management position.  The lawsuit seeks compensatory, statutory and injunctive relief.  This individual plaintiff has opted not to participate in the class settlement described above and is continuing to pursue the claims made.

A former candidate for an executive position sued bebe and two other named defendants in a First Amended Complaint, filed November 9, 2004 in the Superior Court of the State of California, County of San Francisco (case No. CGC-04-435517), seeking unspecified monetary damages and other equitable relief.  The claims against bebe allege intentional and negligent interference with prospective economic advantage and contractual relations, breach of contract, breach of implied covenant of good faith and fair dealing, fraud, promissory estoppel, negligence, intentional and negligent infliction of emotional distress, and violation of Labor Code Section 970.  The plaintiff and all defendants are currently participating in non-binding mediation.  The Company believes that the claims against the Company are without merit, therefore has not made an estimate of potential liabilities, and will continue to vigorously defend this matter.

A former employee filed a lawsuit in the United States District Court for the Northern District of California on April 28, 2005 (case No. C 05-01777) for herself and purportedly on behalf of those similarly situated alleging that bebe failed to pay minimum wages in violation of the Fair Labor Standards Act as a result of its alleged practice of requiring employees to purchase defendant’s clothing and accessories and wear them as a uniform.  The plaintiff seeks unspecified monetary damages and injunctive relief.  The Company believes that the claims against the Company are without merit and will vigorously defend this matter.

The Company intends to defend itself vigorously against these claims.  However, the results of any litigation are inherently uncertain.  The Company cannot assure you that it will be able to successfully defend itself in these lawsuits.  The Company has made an estimate of potential liabilities that management believes are reasonable.  This estimate will be revised as further information becomes available.  Although the final resolution of these matters may be greater than the Company’s recorded liability, management does not believe the ultimate resolution will have a material adverse effect on the Company’s business, financial condition or results of operations.

In addition to the above, the Company is also involved in various other legal proceedings arising in the normal course of business.  None of these matters are expected, individually or in the aggregate, to have a material adverse effect on the Company’s business, financial condition or results of operations.

SUBSEQUENT EVENT

On April 26, 2005, the Company’s Board of Directors approved a 3 for 2 stock split of the Company’s common stock.  Shareholders of record on May 23, 2005 will receive one additional share for every 2 shares held, effective on June 3, 2005.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements, which involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements.  Statements that are predictive in nature, that depend upon or refer to future events or conditions or that include words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” “thinks,” and similar expressions are forward-looking statements.  Forward looking statements include statements about our expected results of operations, capital expenditures and store openings.  Although we believe that these statements are based upon reasonable assumptions, we cannot assure you that our goals will be achieved. These forward-looking statements are made as of the date of this Form 10-Q, and we assume no obligation to update or revise them or provide reasons why actual results may differ. Factors that might cause such a difference include, but are not limited to, our ability to respond to changing fashion trends, miscalculation of the demand for our products, disruption in supply, difficulties in manufacturing, effective management of our growth, the success of future store openings, decline in comparable store sales performance, ongoing competitive pressures in the apparel industry, changes in the level of consumer spending or preferences in apparel, our ability to attract and retain key management personnel, adverse economic conditions, and/or other factors discussed in “Risks That May Affect Results” and elsewhere in this Form 10-Q.

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

We market our products under the bebe, BEBE SPORT and bebe O brand names through our 206 retail stores, of which 160 are bebe stores, 28 are BEBE SPORT stores, and 18 are bebe outlet stores.  These stores are located in 32 states, the District of Columbia, Puerto Rico and Canada. In addition, we have an on-line store at www.bebe.com and our licensees operate 13 international stores.  During the third quarter of fiscal 2005, we opened three BEBE SPORT stores, closed two bebe stores, and closed one BEBE SPORT store.  During the first nine months of fiscal 2005, we opened five bebe stores and six BEBE SPORT stores, relocated/expanded four bebe stores and one outlet store, converted two bebe stores into BEBE SPORT stores, closed two bebe stores, and closed two BEBE SPORT stores.  We expect to open approximately eleven bebe stores and ten BEBE SPORT stores during the year.  Additionally, we anticipate closing six stores.

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

The preparation of these financial statements requires the appropriate application of certain accounting policies, many of which require us to make estimates and assumptions about future events and their impact on amounts reported in our financial statements and related notes. Since future events and their impact cannot be determined with certainty, the actual results may differ from our estimates. Such differences could be material to the financial statements. We believe our application of accounting policies, and the estimates inherently required therein, are reasonable. These accounting policies and estimates are constantly reevaluated, and adjustments are made when facts and circumstances dictate a change. Our accounting policies are more fully described in Note 1 to the consolidated financial statements in our annual report on Form 10-K for the year ended June 30, 2004.

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

Long-lived assets. We review long-lived assets for impairment whenever events or changes in circumstances, such as store closures or poor performing stores, indicate that the carrying value of an asset may not be recoverable. If the undiscounted cash flows from a long-lived asset are less than the carrying value we record an impairment charge equal to the difference between the carrying value and the asset’s fair value.  In addition, at the time a decision is made to close a store, we record an impairment charge, if appropriate, or accelerate depreciation over the revised shorter useful life of the asset. Historically, our impairment charges have been immaterial.  During the nine months ended April 2, 2005 and March 31, 2004, we recorded impairment charges of approximately $112,000 and $81,000, respectively, for poor performing stores for which the carrying value of the assets will not be recovered. We believe at this time that the long-lived assets’ carrying values and useful lives continue to be appropriate.

Sales Return Reserve. We record a reserve for estimated product returns based on historical return trends.  As of April 2, 2005 and March 31, 2004, the reserve was $1,005,000 and $653,000, respectively.  If actual returns are greater than those projected, additional sales returns may be recorded in the future.

Accrued Litigation.  We accrue liabilities for estimates of probable settlements of lawsuits.  During fiscal year 2004 two lawsuits alleging misclassification of employment position were filed against us and in the first quarter of fiscal year 2005 a similar lawsuit was filed against us.  The liability for the estimated payment of claims for these lawsuits recorded as of April 2, 2005 is an estimate and should a greater amount of claims occur, the recorded liability may not be sufficient.

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

MARKETABLE SECURITIES

The Company’s marketable securities are classified as available-for-sale and are carried at cost which approximates their fair market value.

Auction rate securities have stated maturities beyond one year but are priced and traded as short-term instruments due to the liquidity provided through the interest rate reset mechanism and are classified as short-term when they represent investments of cash that are intended for use in current operations. Prior to the third quarter of fiscal 2005, the Company had classified auction rate securities as cash equivalents on the consolidated balance sheets.  As of April 2, 2005, auction rate securities are classified as investments and to conform to the current period presentation, the Company has reclassified $155.2 million and $150.4 million of auction rate securities from cash equivalents to short-term investments as of June 30, 2004 and March 31, 2004, respectively. There was no impact on the consolidated statements of operations as a result of the reclassification. The impact on the consolidated statements of cash flows was an increase of $32.1 million in cash used in investing activities for the nine months ended March 31, 2004.

LEASE ACCOUNTING

The Company leases retail stores and office space under operating leases.  In the third quarter of fiscal 2005, in order to comply with Financial Accounting Standards Board (“FASB”) Statement No. 13 “Accounting for Leases”, FASB Technical Bulletin No. 85-3 “Accounting for Operating Leases with Scheduled Rent Increases”, and FASB Technical Bulletin No. 88-1 “Issues Relating to Accounting for Leases”, and consistent with the views expressed by the Office of the Chief Accountant of the Securities and Exchange Commission to the American Institute of Certified Public Accountants on February 7, 2005, the Company corrected the manner in which it accounts for construction allowances and the period over which it recognizes rent expense.

Historically, the Company has recognized straight line expense for leases beginning on the store opening date which had the effect of excluding the build-out period of its stores from the calculation of the period over which it expenses rent.  The Company has corrected its lease accounting to begin recording rent expense when it takes possession of a store, which occurs approximately 90 days prior to the opening of the store.

Additionally, construction allowances related to store openings prior to September 2002 had been recorded as reductions of property and equipment and amortized as a reduction of depreciation expense.  Construction allowances related to store openings prior to September 2002 have been appropriately reclassified as deferred rent and will be amortized as a reduction of rent expense.  Construction allowances related to store openings beginning in September 2002 were appropriately recorded as deferred rent and amortized as a reduction of rent expense.

The cumulative impact of the lease accounting adjustments through April 2, 2005 results in an increase to total assets of $5.4 million, an increase to deferred rent and other lease incentives of $8.6 million, and a reduction to net income before income taxes of $3.2 million.  The effect of the cumulative adjustment on net income after tax is $2.0 million, or $0.03 per diluted share.  The Company has recorded this adjustment as a cumulative, non-cash charge in the third quarter ended April 2, 2005.  Prior year financial results will not be restated due to the immateriality of this adjustment to the results of operations and financial position for the current year or any individual prior year.  The adjustment will not affect historical or future cash flows or timing of payments under related leases.

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

SUBSEQUENT EVENT

On April 26, 2005, the Company’s Board of Directors approved a 3 for 2 stock split of the Company’s common stock.  Shareholders of record on May 23, 2005 will receive one additional share for every 2 shares held, effective on June 3, 2005.

RESULTS OF OPERATIONS

Beginning on July 1, 2004, we changed our month end to a 4-4-5 week period end.  Each period will end on a Saturday.  The three months ending April 2, 2005 and March 31, 2004 both include 91 days.  The nine months ending April 2, 2005 include one additional day in the reporting period than the comparative period of fiscal year 2004 which was reported on a calendar month basis.  For the three and nine month periods ended April 2, 2005, comparable store sales were determined using comparable periods of 91 and 276 days, respectively.

The following table sets forth certain financial data as a percentage of net sales for the periods indicated:

	Three Months Ended		Nine Months Ended
	April 2, 2005	March 31, 2004	April 2, 2005	March 31, 2004
Statements of Operations Data:
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales, including production and occupancy (1)	53.2	53.7	50.9	53.0

Gross profit	46.8	46.3	49.1	47.0
Selling, general and administrative expenses (2)	32.4	36.5	29.6	33.0

Income from operations	14.4	9.8	19.5	14.0
Interest and other income, net	1.0	0.7	0.8	0.6

Earnings before income taxes	15.4	10.5	20.3	14.6
Provision for income taxes	5.9	4.0	7.7	5.5

Net earnings	9.5%	6.5%	12.6%	9.1%

(1)                                  Cost of sales includes the cost of merchandise, occupancy costs and production costs.

(2)                                  Selling, general and administrative expenses primarily consist of non-occupancy store costs, corporate overhead and advertising costs.

Net Sales. Net sales increased to $116.9 million during the three months ended April 2, 2005 from $83.6 million in the comparable period of the prior year, an increase of $33.3 million, or 39.7%. Net sales for the quarter included $96.8 million from stores open more than one year. During the quarter comparable store sales increased 28.5% versus the prior year. The increase in comparable store sales performance was largely due to customer acceptance of the product offering. The remaining sales of $20.1 million were generated by stores not included in the comparable store sales base, on-line sales, sales to international licensees, and royalty revenue from licensees.

For the nine months ended April 2, 2005, net sales increased to $372.6 million from $279.2 million in the comparable period of the prior year, an increase of $93.4 million, or 33.4%. Net sales for the nine-month period included $317.0 million from stores open more than one year, representing a 23.0% increase in comparable store sales versus the prior year. The increase in comparable store sales performance was largely due to customer acceptance of the product offering. The remaining sales of $55.6 million were generated by stores not included in the comparable store sales base, on-line sales, sales to international licensees, and royalty revenue from licensees.

	Three Months Ended		Nine Months Ended
	April 2, 2005	March 31, 2004	April 2, 2005	March 31, 2004
Net sales (In thousands)	$116,862	$83,637	$372,590	$279,203
Total net sales increase percentage	39.7%	21.5%	33.4%	14.7%
Comparable store sales increase percentage	28.5%	16.7%	23.0%	9.7%
Net sales per average square foot (In thousands) (1)	$158	$124	$511	$419
Square footage - at end of period (In thousands)	736	673	736	673

Number of Store Locations:
Beginning of Period	206	188	199	180
New store locations	3	2	11	10
Closed store locations	3	1	4	1
End of Period	206	189	206	189

(1)       Net sales per average square foot is calculated using net store sales and a monthly average store square footage.

Gross Profit. Gross profit increased to $54.7 million during the three months ended April 2, 2005 from $38.7 million for the comparable period of the prior year, an increase of $16.0 million, or 41.2%. As a percentage of net sales, gross profit increased to 46.8% for the three-month period ended April 2, 2005 from 46.3% in the comparable period of the prior year. The increase in gross profit as a percentage of net sales from the prior year of 0.5% was the result of favorable occupancy leverage of 3.0 percentage points as a result of higher comparable store sales and improved merchandise margins of 0.2 percentage points offset by lease accounting adjustments of $3.2 million, or 2.7 percentage points, as discussed in “Lease Accounting” above.

Gross profit increased to $183.1 million during the nine months ended April 2, 2005 from $131.3 million for the comparable period of the prior year, an increase of $51.8 million, or 39.5%. As a percentage of net sales, gross profit increased to 49.1% for the nine-month period ended April 2, 2005 from 47.0% in the comparable period of the prior year. The increase in gross profit as a percentage of net sales from the prior year of 2.1% resulted from favorable occupancy leverage of 2.1 percentage points as a result of higher comparable store sales and improved merchandise margins of 0.9 percentage points, offset by lease accounting adjustments of $3.2 million, or 0.9 percentage points, as discussed in “Lease Accounting” above.

Selling, General and Administrative Expenses. Selling, general and administrative expenses, which primarily consist of non-occupancy store costs, corporate overhead and advertising costs, increased to $37.8 million during the three months ended April 2, 2005 from $30.5 million in the comparable period of the prior year, an increase of $7.3 million, or 24.1%. As a percentage of net sales, these expenses decreased to 32.4% during the three-month period from 36.5% in the comparable period of the prior year. This decrease as a percentage of net sales was primarily due to increased leverage on compensation and fixed expenses as a result of higher comparable store sales.

For the nine months ended April 2, 2005, selling, general and administrative expenses increased to $110.7 million from $92.1 million in the comparable period of the prior year, an increase of $18.6 million, or 20.1%. As a percentage of net sales, these expenses decreased to 29.6% during the nine-month period from 33.0% in the comparable period of the prior year.  This decrease as a percentage of net sales was primarily due to increased leverage on compensation and fixed expenses as a result of higher comparable store sales.

Interest and Other Income, Net. We generated $1.1 million of interest income during the three months ended April 2, 2005 compared to $0.5 million in the comparable period of the prior year. For the nine months ended April 2, 2005, we generated $3.0 million of interest income compared to $1.5 million in the comparable period of the prior year. The increases are the result of higher average cash equivalent and marketable securities balances and higher interest rates.

Provision for Income Taxes. The effective tax rate was 38.0% for the three and nine month periods ended April 2, 2005 compared to 37.6% and 37.5%, respectively, for three and nine months ended March 31, 2004 and represents the Company’s estimate of the annual effective rate for these periods.

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

LIQUIDITY AND CAPITAL RESOURCES

Our working capital requirements vary widely throughout the year and generally peak in the first and second fiscal quarters. At April 2, 2005, we had approximately $258.2 million of cash and equivalents, short-term marketable securities and long-term marketable securities on hand. In addition, we had a revolving line of credit, under which we could borrow or issue letters of credit up to a combined total of $25.0 million. As of April 2, 2005, there were no borrowings under the line of credit and letters of credit outstanding totaled $2.6 million.

Net cash provided by operating activities for the nine months ended April 2, 2005 was $71.5 million versus $40.0 million for the nine months ended March 31, 2004. Cash provided by operating activities for these periods was primarily generated by earnings adjusted for depreciation, deferred rent, and changes in working capital.  The increase of $31.5 million for the nine-month period over the comparable period of the prior year is primarily due to an increase in net earnings of $21.4 million, changes in working capital of $6.2 million and an increase in deferred rent of $3.8 million, resulting primarily from lease accounting adjustments as described in “Lease Accounting” above.  We are currently planning our July inventory to be 20% to 30% per square foot higher than the prior year, therefore anticipate an increase in cash used for inventory purchases in the fourth quarter.

Net cash used by investing activities for the nine months ended April 2, 2005 was $70.4 million, primarily for the purchase of marketable securities, as well as expenditures related to the opening of eleven new stores, the relocation and expansion of existing stores, and improvements made to our new production facility and design studio.  For the nine-month period ended March 31, 2004, $39.5 million was used primarily for the purchase of marketable securities as well as expenditures related to our new production and design studio and the opening of ten new stores. We expect to open approximately 21 stores during fiscal 2005 and estimate that total capital expenditures will be approximately $20.0 million.

Net cash provided by financing activities was $7.7 million for the nine months ended April 2, 2005 compared to $4.9 million for the nine months ended March 31, 2004, and was derived from proceeds from stock option exercises, partially offset in fiscal 2005 by the payment of three quarterly cash dividends of approximately $2.0 million each.

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

2.  If we are unable to obtain raw materials, unable to find manufacturing facilities or our manufacturers perform unacceptably, our sales may be negatively affected and our financial condition may be harmed. We do not own any manufacturing facilities and therefore depend on contractors and third parties to manufacture our products. We place all of our orders for production of merchandise and raw materials by purchase order and do not have any long-term contracts with any manufacturer or supplier. If we fail to maintain favorable relationships with our manufacturers and suppliers or are unable to obtain sufficient quantities of quality raw materials on commercially reasonable terms, it could harm our business and results of operations.  We cannot assure you that contractors and third party manufacturers (1) will not supply similar products to our competitors, (2) will not stop supplying products to us completely, or (3) will supply products in a timely manner.  Untimely receipt of products may result in markdowns which would have a negative impact on earnings.  Furthermore, we have received in the past, and may receive in the future, shipments of products from manufacturers that fail to conform to our quality control standards. In such event, unless we are able to obtain replacement products in a timely manner, we may lose sales.  Certain of our third party manufacturers store our raw materials.  In the event our inventory was damaged or destroyed and we were unable to obtain replacement raw materials, our earnings may be negatively impacted.

3.  Our success depends on our ability to attract and retain key employees in order to support our existing business and future expansion. From time to time we actively recruit qualified candidates to fill key executive positions from within the Company. There is substantial competition for experienced personnel, which we expect will continue. We compete for experienced personnel with companies who have greater financial resources than we do. In the past, we have experienced significant turnover of our executive management team and retail store personnel. We are also exposed to employment practice litigation due to the large number of employees and high turnover of our sales associates. If we fail to attract, motivate, and retain qualified personnel, it could harm our business and limit our ability to expand.

In addition, we depend upon the expertise and execution of our key employees, particularly Manny Mashouf, the founder, Chairman of the Board, and majority shareholder, and Gregory Scott, our Chief Executive Officer and member of the Board of Directors. We do not carry “key person” life insurance policies on any of our employees. If we lose the services of Mr. Mashouf, Mr. Scott, or any key officers or employees, it could harm our business and results of operations.

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

5.  There can be no assurance that future store openings will be successful.  We expect to open approximately 21 stores in fiscal 2005, of which approximately ten will be BEBE SPORT stores and approximately eleven will be bebe stores.  In the past, we have closed stores as a result of poor performance, and there can be no assurance that the stores that we plan to open in fiscal 2005, or any other stores that we might open in the future, will be successful or that our overall operating profit will increase as a result of opening these stores.  During fiscal 2005, we anticipate closing six stores.  In addition, most of our new store openings in fiscal 2005 will be in existing markets. These openings may affect the existing stores’ net sales and profitability.  Our failure to predict accurately the demographic or retail environment at any future store location could have a material adverse effect on our business, financial condition and results of operations.

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

7.  We face significant competition in the retail and apparel industry, which could harm our sales and profitability. The retail and apparel industries are highly competitive and are characterized by low barriers to entry. Key competitors include, but are not limited to Arden B, BCBG, Express, Guess, and the t.b.d. and Savvy Departments within Nordstrom. We expect competition in our markets to increase. The primary competitive factors in our markets are:  brand name recognition, sourcing strategies, product styling, quality, presentation and pricing, timeliness of product development and delivery, store ambiance, customer service, and convenience.

We compete with traditional department stores, specialty store retailers, business to consumer websites, off-price retailers and direct marketers for, among other things, raw materials, market share, retail space, finished goods, sourcing and personnel. Because many of these competitors are larger and have substantially greater financial, distribution and marketing resources than we do, we may lack the resources to adequately compete with them. If we fail to compete in any way, it could harm our business, financial condition, and results of operations.

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

10.  If an independent manufacturer violates labor or other laws, or is accused of violating any such laws, or if their labor practices diverge from those generally accepted as ethical, it could harm our business and brand image. While we maintain a policy to monitor the operations of our independent manufacturers by having an independent firm inspect these manufacturing sites, and all manufacturers are contractually required to comply with such labor practices, we cannot control the actions or the public’s perceptions of such manufacturers, nor can we assure that these manufacturers will conduct their businesses using ethical or legal labor practices. Apparel companies can be held jointly liable for the wrongdoings of the manufacturers of their products.  While we do not control their employees’ employment conditions or the manufacturers’

business practices, and the manufacturers act in their own interest, they may act in a manner that results in negative public perceptions of us and/or employee allegations or court determinations that we are jointly liable.

RISKS RELATING TO OUR COMMON STOCK:

1.  Our stock price may fluctuate because of the small number of shares that can be publicly traded and the low average daily trading volumes. The vast majority of our outstanding shares of our common stock are subject to trading restrictions. As of April 2, 2005, approximately 15,800,000 shares, of the 60,455,277 total outstanding shares of our common stock, were available to be publicly traded, and as a result, our average daily trading volumes are relatively low, and our stock price is vulnerable to market swings due to large purchases, sales and short sales of our common stock.

2.  Because a principal shareholder controls the Company, other shareholders may not be able to influence the direction the Company takes. As of April 2, 2005, Manny Mashouf, the Chairman of the Board, beneficially owned approximately 75% of the outstanding shares of our common stock. As a result, he alone can control the election of directors and the outcome of all issues submitted to the shareholders. This may make it more difficult for a third party to acquire shares, may discourage acquisition bids, and could limit the price that certain investors might be willing to pay for shares of common stock. This concentration of stock ownership may have the effect of delaying, deferring or preventing a change in control of our Company.

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

Auction rate securities have stated maturities beyond one year but are priced and traded as short-term instruments due to the liquidity provided through the interest rate reset mechanism and are classified as short-term when they represent investments of cash that are intended for use in current operations.  Prior to the third quarter of fiscal 2005, the Company had classified auction rate securities as cash equivalents on the consolidated balance sheets.  As of April 2, 2005, auction rate securities are classified as investments and to conform to the current period presentation, the Company has reclassified $155.2 million and $150.4 million of auction rate securities from cash equivalents to short-term investments as of June 30, 2004 and March 31, 2004, respectively.

The following table lists our cash equivalents, short-term marketable securities and long-term marketable securities at April 2, 2005:

	Book Value	Fair Value
	(Dollars in thousands)
Cash equivalents	$18,136	$18,136
Weighted average interest rate	1.84%
Short-term marketable securities	220,602	220,602
Weighted average interest rate	2.36%
Long term marketable securities	2,000	2,000
Weighted average interest rate	2.45%
Total	$240,738	$240,738

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

ITEM 4.  CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (“the Exchange Act”).  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of April 2, 2005.

We also maintain a system of internal control over financial reporting, as such term as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act.  No changes in our internal control over financial reporting occurred during the quarter ending April 2, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

As of the date of this filing, the Company is involved in several ongoing legal proceedings as described below.

Three former employees sued bebe on November 20, 2003, in the Superior Court of the State of California, County of San Mateo (case No. CIV435794) alleging that they were misclassified as exempt employees under California law. The plaintiffs purport to bring this action on behalf of a class of former and present California bebe store managers and co-managers. Plaintiffs are seeking compensatory, statutory and injunctive relief.  The parties reached a conditional settlement agreement which was subsequently approved by the trial court.  The court’s approval has since been appealed.

A former employee sued bebe on January 20, 2004 in the Superior Court of the State of California, County of San Diego (case No. GIC824505) alleging unpaid wages and unfair business practices. The plaintiff purports to bring the action on behalf of a class of California employees who hold or have held the position of co-manager or others similarly designated. The lawsuit seeks compensatory, statutory and injunctive relief.  This individual plaintiff has opted not to participate in the class settlement described above and is continuing to pursue the claims made.

A former employee sued bebe on August 2, 2004 in the Superior Court of the State of California, County of Sacramento (case No. 04AS03109) alleging unlawful wage payment and unfair competition.  The plaintiff purports to bring the action on behalf of a class of California employees who hold or at anytime within the past four years have held a salaried store management position.  The lawsuit seeks compensatory, statutory and injunctive relief.  This individual plaintiff has opted not to participate in the class settlement described above and is continuing to pursue the claims made.

A former candidate for an executive position sued bebe and two other named defendants in a First Amended Complaint, filed November 9, 2004 in the Superior Court of the State of California, County of San Francisco (case No. CGC-04-435517), seeking unspecified monetary damages and other equitable relief.  The claims against bebe allege intentional and negligent interference with prospective economic advantage and contractual relations, breach of contract, breach of implied covenant of good faith and fair dealing, fraud, promissory estoppel, negligence, intentional and negligent infliction of emotional distress, and violation of Labor Code Section 970.  The plaintiff and all defendants are currently participating in non-binding mediation.  The Company believes that the claims against the Company are without merit, therefore has not made an estimate of potential liabilities, and will continue to vigorously defend this matter.

A former employee filed a lawsuit in the United States District Court for the Northern District of California on April 28, 2005 (case No. C 05-01777) for herself and purportedly on behalf of those similarly situated alleging that bebe failed to pay minimum wages in violation of the Fair Labor Standards Act as a result of its alleged practice of requiring employees to purchase defendant’s clothing and accessories and wear them as a uniform.  The plaintiff seeks unspecified monetary damages and injunctive relief.  The Company believes that the claims against the Company are without merit and will vigorously defend this matter.

The Company intends to defend itself vigorously against these claims.  However, the results of any litigation are inherently uncertain.  The Company cannot assure you that it will be able to successfully defend itself in these lawsuits.  The Company has made an estimate of potential liabilities that management believes are reasonable.  This estimate will be revised as further information becomes available.  Although the final resolution of these matters may be greater than the Company’s recorded liability, management does not believe the ultimate resolution will have a material adverse effect on the Company’s business, financial condition or results of operations.

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

(a)  Exhibits.  The following is a list of exhibits filed as part of this Report on Form 10 Q.

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

Dated May 12, 2005

bebe stores, inc.

/s/ Walter Parks
Walter Parks, Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
31.1	Section 302 Certification of Chief Executive Officer
31.2	Section 302 Certification of Chief Financial Officer
32.1	Section 906 Certification of Chief Executive Officer
32.2	Section 906 Certification of Chief Financial Officer