Form 10-K
period 2005-07-02
BEBE STORES INC
filed 2005-09-14
CIK 1059272

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended July 2, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)   Yes ☐    No ☒

The aggregate market value of voting stock held by non-affiliates of the registrant was approximately $395,000,000 as of January 1, 2005, the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing sale price per share of $17.94 of the registrant’s Common Stock as reported on the Nasdaq National Market on such date. Shares of Common Stock held by each executive officer and director and by each person who owns 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive for other purposes.

As of August 31, 2005, 91,131,330 shares of Common Stock, $0.001 per share par value, of the registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates information by reference from the definitive Proxy Statement for the 2005 Annual Meeting of Shareholders, to be filed with the Commission no later than 120 days after the end of the registrant’s fiscal year covered by this Form 10-K.

The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from the results discussed in the forward-looking statements. Statements that are predictive in nature, that depend upon or refer to future events or conditions or that include words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” “thinks” and similar expressions are forward-looking statements. Forward looking statements include statements about our expected results of operations, capital expenditures and store openings and closings. Although we believe that these statements are based on reasonable assumptions, we cannot assure you that our goals will be achieved. These forward-looking statements are made as of the date of this Form 10-K, and we assume no obligation to update or revise them or provide reasons why actual results may differ. Factors that might cause such a difference include, but are not limited to, our ability to respond to changing fashion trends, miscalculation of the demand for our products, disruption in supply, difficulties in manufacturing, effective management of our growth, the success of future store openings, decline in comparable store sales performance, competitive pressures in the apparel industry, changes in the level of consumer spending or preferences in apparel, our ability to attract and retain key management personnel, adverse economic conditions, and/or other factors discussed in “Risk Factors” and elsewhere in this Form 10-K.

PART I

ITEM 1.              BUSINESS

General

We design, develop and produce a distinctive line of contemporary women’s apparel and accessories. While we attract a broad audience, our target customer is a 21 to 35-year-old woman who seeks current fashion trends to suit her lifestyle. The “bebe look,” appeals to a modern, sexy, sophisticated, body-conscious woman who takes pride in her appearance. The bebe customer expects value in the form of current fashion and high quality at a competitive price.

Our distinctive product offering includes a full range of separates, tops, sweaters, dresses, active wear and accessories in the following lifestyle categories:  career, evening, casual, and active. We design and develop the majority of our merchandise in-house, which is manufactured to our specifications. The remainder of our merchandise is sourced directly from third party manufacturers.

We market our products under the bebe, BEBE SPORT and bebe O brand names through our 214 retail stores, of which 166 are bebe stores, 31 are BEBE SPORT stores, and 17 are bebe outlet stores. These stores are located in 32 states, the District of Columbia, Puerto Rico and Canada. In addition, we have an on-line store at www.bebe.com and our licensees operate 13 international stores.

bebe stores.   The Company was founded by Manny Mashouf, Chairman of the Board. We opened our first store in San Francisco, California in 1976, which was also the year we incorporated. As of July 2, 2005, the Company operated 166 stores in 32 states, the District of Columbia, Puerto Rico and Canada.

BEBE SPORT stores.   The Company launched BEBE SPORT during fiscal 2003 to address the active lifestyle needs of the bebe customer. The BEBE SPORT collection includes sportswear, tops, sweaters, outerwear and accessories. As of July 2, 2005, the Company operated 31 BEBE SPORT stores in 12 states, Puerto Rico and Canada.

bebe outlet stores.   The Company utilizes the outlets as a clearance vehicle for merchandise from our retail stores. In addition, the inventory includes a strong presentation of bebe logo merchandise and special cuts produced under the bebe O label exclusively for the outlet stores. As of July 2, 2005, the Company operated 17 bebe outlet stores in 10 states.

On-line store.   bebe.com is an extension of the bebe store experience and provides a complete assortment of bebe and BEBE SPORT merchandise. It is also used as an advertising vehicle to communicate with our customers.

Direct to consumer.   The Company launched a direct mail marketing program in fiscal 2005 and plans to increase the circulation and frequency of mailings for fiscal 2006. We effectively communicate our brand strategy to our best customers through direct to consumer marketing.

Operating Strategy

Our objective is to satisfy the fashion needs of the modern, sexy and sophisticated woman. The principal elements of our operating strategy to achieve this objective are as follows:

1.   Provide distinctive fashion throughout a broad product line.   Our designers and merchandisers are inspired by global fashion trends. They interpret contemporary designs, colors and fabrications into products to address the lifestyle needs of the bebe customer. Our in-house design team allows us to quickly react to fashion trends, bringing newness into the merchandise mix to complement our core assortment.

2.   Vertically integrate design, production, merchandising and retail functions.   Our vertical integration enables us to respond quickly to changing fashion trends, reduce risk of excess inventory, and produce distinctive quality merchandise of exceptional value.

3.   Manage merchandise mix.   Our approach to merchandising and proactive inventory management is critical to our success. By actively monitoring sell-through rates and the mix of categories and products in our stores, we are able to respond to emerging trends in a timely manner, maximizing sales opportunities and minimizing liabilities.

4.   Control distribution of merchandise.   We distribute our merchandise, other than licensed eyewear, through Company owned retail stores and an on-line store. This distribution strategy enables us to control pricing, flow of goods, visual presentation and customer experience. Brand equity is ensured through this exclusive distribution.

5.   Enhance brand image.   We attract customers through edgy, high-impact, visual advertising campaigns using print, outdoor, in-store, electronic, and direct mail communication vehicles. We also offer a line of merchandise branded with the distinctive bebe logo to increase brand awareness.

Stores and Expansion Opportunities

We believe that there is opportunity to expand the number of bebe and BEBE SPORT stores in new and existing markets.  In selecting a specific site, we look for high traffic locations primarily in regional shopping centers and in freestanding street locations. We evaluate proposed sites based on the traffic pattern, co-tenancies, average sales per square foot achieved by neighboring stores, lease economics, demographic characteristics and other factors considered important regarding the specific location.

For fiscal 2006, we plan to grow our operations in a controlled manner, primarily through the opening of new stores. In November 2005 we will open a 7,600 square foot flagship store on Rodeo Drive in Beverly Hills, California to further position bebe as an attainable luxury brand.

In the fourth quarter of fiscal 2005, we expanded the bebe store at the Lenox Mall location in Atlanta, Georgia. This store increased in size from 2,800 square feet to 6,800 square feet and includes an entrance to our first dedicated bebe accessory store. We also created 13 accessory “shop in shops” to expand our accessory assortments to leverage our existing real estate. In addition, we are currently looking for a stand alone location to test the bebe accessory concept.

Our stores typically have achieved profitability within the first full year of operation; however, we cannot guarantee that our stores will do so in the future. Actual store growth and future store profitability and rates of return will depend on a number of factors that include, but are not limited to, individual store economics and suitability of available sites.

In fiscal 2006 we plan to open approximately 35 stores and renovate, relocate or expand 17 existing stores. We also plan to close approximately four stores, resulting in square footage growth of approximately 15%.

bebe stores.   During fiscal 2005, we opened eleven stores, closed two stores, and converted two stores to BEBE SPORT stores. In addition, we expanded or relocated seven existing bebe stores to larger spaces and created 13 accessory “shop in shops”.  Our stores average 3,800 square feet and are primarily located in regional shopping malls and freestanding street locations. In fiscal 2006, we plan to open approximately 20 bebe stores. In fiscal 2006, we expect new bebe stores will be approximately 3,800 square feet.

BEBE SPORT stores.   During fiscal 2005, we opened ten new BEBE SPORT stores and converted two existing bebe stores into BEBE SPORT stores, eventually closing one of the converted stores. In addition, we closed one BEBE SPORT store, combined one BEBE SPORT store into an existing bebe store and relocated one existing store to a larger space. Our stores average approximately 2,200 square feet and are primarily located in regional shopping malls. We have been conservative in our growth plans while we continue to evaluate the new BEBE SPORT concept. In fiscal 2006, we plan to open approximately twelve BEBE SPORT stores. In fiscal 2006, we expect new BEBE SPORT stores will be approximately 2,700 square feet.

bebe outlet stores.   During fiscal 2005, we relocated one outlet store and closed one outlet store. Our stores average 3,800 square feet and are primarily located in outlet malls. In fiscal 2006, we plan to open approximately three outlet stores. In fiscal 2006, we expect new bebe outlet stores will be approximately 6,000 square feet.

Store Closures.   We monitor the financial performance of our stores, and have closed and will continue to close stores that we do not consider to be viable. Many of the store leases contain early termination options that allow us to close the stores in specified years if minimum sales levels are not achieved. During fiscal year 2005, we closed five stores and combined one BEBE SPORT store with an existing bebe store.

On-line store.   During fiscal 2005, we upgraded our on-line product presentation and added functionality to enhance the shopping experience. In fiscal 2006 we will migrate to a third party platform which will provide dynamic content management, up sell and cross sell features, a simplified check-out, and the automation of many site management tasks. The bebe.com website will have a new look and feel that better aligns our merchandise strategies with our retail locations and elevates the presentation of our products.

International.   During fiscal year 2005 we had 13 international stores operated by licensees in Asia, Greece, and Israel. During the first quarter of fiscal 2006, we plan to open a new location in Singapore. We believe there is substantial opportunity to strengthen our presence in key international markets by expanding our store base as well as extending our merchandising and marketing expertise to our existing business partners.

Merchandising

Our merchandising strategy is to provide current, timely fashions in a broad selection of categories to suit the lifestyle needs of our customers. We market all of our merchandise under the “bebe”, “BEBE SPORT” and bebe “O” brand names. In some cases, we select merchandise directly from third-party manufacturers. We do not have long-term contracts with any third party manufacturers and we purchase merchandise from such manufacturers by purchase order.

Product Categories.   Our distinctive product offering includes a full range of separates, tops, sweaters, dresses, active wear and accessories in the following lifestyle categories:  career, evening, casual, and active. While each category’s contribution as a percentage of total net sales varies seasonally, certain of the product classifications are represented throughout the year. We regularly evaluate existing categories for potential expansion opportunities such as the expansion of our accessory category with the introduction of our signature handbags and fragrance. We also saw the opportunity with denim and expanded our signature proprietary denim category. In fiscal 2006, we are launching a pant strategy to introduce a branded fit assortment and to test petite and longer lengths.

During fiscal year 2005, we licensed rights for footwear and eyewear. Our product licensee business represented less than 1% of total revenue. Our footwear licensee terminated on June 30, 2005 and our eyewear license will terminate on June 30, 2006. Under the terms of these agreements, the licensees manufacture and distribute products branded with the bebe logo to be sold at bebe stores and selected retailers.

Product Development.   Our product development process enables our merchants to make informed and timely decisions prior to making fabric or merchandise purchase commitments. Our speed to market strategy allows us to quickly react to emerging fashion trends and customer demand. An established timeline ensures an adequate flow of inventory into the stores. We make monthly commitments based on current sales and fashion trends. A detailed merchandising classification plan supports the product development process and includes sales, inventory and profitability targets. The plan is regularly adjusted to meet inventory and sales targets.

Marketing

Our advertising and direct marketing initiatives have been developed to elevate brand awareness, increase customer acquisition and retention and support key merchandising strategies.

We believe that our advertising promotes brand awareness and supports numerous product line expansion opportunities. For fiscal year 2006, we plan to increase our marketing expenditures to approximately 4.0% of sales from 3.3% of sales in fiscal year 2005. This additional expenditure will support the growth of our direct to consumer business and continue to extend the reach of the bebe brand. In addition, we will increase spending in core publications and outdoor media for the bebe brand. We will also increase funding for BEBE SPORT marketing.

We continue to build brand awareness through targeted advertising campaigns that maintain a focus on our core customers while adding new image building media strategies to further elevate the brand to ‘attainable luxury’ status.

An outside advertising agency works with our internal marketing department to create edgy, high-impact, provocative ads which are produced quarterly and are featured in leading fashion and lifestyle magazines. The images are also used for outdoor advertising, in-store visual presentation and on bebe.com.

Direct to Consumer

In fiscal 2005 we developed and executed a strategic marketing plan utilizing direct to consumer mailings to build brand awareness and increase customer acquisition.

In fiscal 2005 we produced our first bebe and BEBE SPORT catalog. Going forward our catalogs will include customer tracking information so that we can begin to track customer response and understand their buying patterns.

For fiscal 2006, we anticipate increasing the number of catalogs and circulation from fiscal 2005 and are planning to produce a stand alone BEBE SPORT catalog for Holiday.

We are excited about the launch of our new customer loyalty program, clubbebe. We are launching the pilot program during the first quarter of fiscal 2006 and will gradually roll out the program to all of our locations. Clubbebe members will receive one point for every dollar spent. Additionally, clubbebe members will be invited to attend double point shopping events and they will have behind-the-scenes access to bebe’s “hot picks”, news, and other special rewards. Clubbebe will be marketed in-store as well as online and in targeted advertising media.

Store Operations

Store operations are organized into four regions and 31 districts. Each region is managed by a regional manager, and each district is managed by a district manager. Each regional manager is typically responsible for six to ten districts, and each district manager is typically responsible for six to ten stores. Each store is typically staffed with three to five managers in addition to sales associates.

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

Sourcing, Quality Control and Distribution

Our merchandise is marketed under the “bebe”, “BEBE SPORT” and “bebe O” brand names. We design and develop the majority of our merchandise in-house, which is manufactured to our specifications. The remainder of our merchandise is sourced directly from third party manufacturers. When we contract for production, the contractors produce merchandise based on designs, patterns and detailed specifications provided by us.

We use computer aided design systems to develop patterns and production markers as part of our product development process. We fit test sample garments before production to make sure patterns are accurate. We adhere to a strict formalized quality control program. Merchandise that does not pass inspection is returned to the manufacturer for rework or accepted at reduced prices for sale in our outlet stores.

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

Currently, our focus is on better utilizing our production, planning and point of sale systems. In fiscal year 2006, we plan to implement an enhanced production system supporting our design, manufacturing and merchandising needs. We recently implemented a customer loyalty program to be used in conjunction with our direct marketing initiatives. We cannot assure you that we will be successful with the implementation of these new systems or plans. Failure to implement and integrate such systems or plans could have a harmful effect on our business, financial condition and results of operations.

Employees

As of July 2, 2005, we had approximately 3,400 employees, of whom approximately 400 were employed at the corporate offices and distribution center. The remaining 3,000 employees were employed in store operations. Approximately 1,100 were full-time employees and 2,300 were employed on a part-time basis. In addition, our employees are not represented by any labor union, and the Company believes its relationship with its employees is good.

Available Information

We make available on our website, www.bebe.com, under “Investor Relations,” free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file or furnish such materials to the U.S. Securities and Exchange Commission (“SEC”).

Our Code of Business Conduct and Ethics, Policy for Reporting Violations and Complaints, Corporate Governance Principles and Practices for the Board of Directors, and Board of Directors’ Committee Charters are also available on our website, under “Corporate Governance”.

EXECUTIVE OFFICERS OF THE REGISTRANT

Executive Officers and Directors

The following table sets forth certain information with respect to the executive officers and directors as of September 1, 2005:

Name	Age	Position
Manny Mashouf(1)	67	Chairman of the Board
Neda Mashouf	42	Vice Chairman of the Board
Barbara Bass(2)(3*)(4)	54	Director
Cynthia Cohen(2)(3)(4*)	52	Director
Corrado Federico(4)	64	Director
Caden Wang(2*)(3)(4)	53	Director
Gregory Scott(1)	42	Director and Chief Executive Officer
Walter Parks(1)	46	Chief Financial Officer
Barbara Wambach(1)	45	Chief Administrative Officer
Teresa Cappuccino(1)	43	Vice President of Pre Production
Thomas B. Curtis(1)	42	Vice President, General Merchandising Manager—BEBE SPORT
Troy Greenwood(1)	39	Vice President of Store Operations
Mary Jimenez(1)	45	Vice President of Design—BEBE SPORT
Louis Leidelmeyer(1)	45	Vice President of Human Resources
Hamid Mashouf(1)	41	Vice President of Information Systems and Technology
Paul Mashouf(1)	40	Vice President of Manufacturing and Sourcing—BEBE SPORT
Susan Peterson(1)	47	Vice President of Design—bebe
Mark Rachman(1)	43	Vice President of Manufacturing and Sourcing—bebe
Lawrence Smith(1)	39	Vice President, General Counsel
Linda Vilaikeo(1)	35	Senior Vice President of Planning, Allocation and Outlet Merchandising

(1)          Executive Officer.

(2)          Member, Audit Committee.

(3)          Member, Compensation and Management Development Committee.

(4)          Member, Nominating and Corporate Governance Committee.

*                    Chairman of the Committee

Manny Mashouf founded bebe stores, inc. and has served as Chairman of the Board since our incorporation in 1976. Mr. Mashouf served as our Chief Executive Officer from 1976 to February 2004. Mr. Mashouf is the husband of Neda Mashouf, Vice Chairman of the Board, father of Paul Mashouf, Vice

President of Manufacturing and Sourcing—BEBE SPORT, and uncle of Hamid Mashouf, Vice President of Information Systems and Technology.

Neda Mashouf has served as a Director since June 1985 and has served as Vice Chairman of the Board since December 2003. Ms. Mashouf has served as General Merchandising Manager of Design of bebe and BEBE SPORT as well as various other positions since joining bebe in 1984. Ms. Mashouf is the wife of Manny Mashouf, Chairman of the Board, stepmother to Paul Mashouf and aunt of Hamid Mashouf.

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

Caden Wang has served as a Director since October 2003. Mr. Wang is currently an affiliate of Jackson Hole Group, a consulting company. From 1999 to 2001, Mr. Wang served as Executive Vice President and Chief Financial Officer of LVMH Selective Retailing Group, which included various international retail holdings such as DFS, Sephora, and Miami Cruiseline Services. Mr. Wang previously also served as the Chief Financial Officer for DFS, Gumps, and Cost Plus. Mr. Wang is a Certified Public Accountant. Mr. Wang also serves on the Board of Directors of Fossil, Inc. and Leapfrog Enterprises, Inc.

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

Barbara Wambach has served as Chief Administrative Officer since August 2004. From February to August 2004, Ms. Wambach served as President and Chief Operating Officer—BEBE SPORT. From 2002 to 2004, Ms. Wambach served as Executive Vice President of Gap Body, a division of Gap, Inc. From 1999 to 2002, Ms. Wambach served as the Chief Executive Officer and President of eLUXURY.

Teresa Cappuccino joined bebe in June 1996 and currently serves as Vice President of Pre Production. From October 1989 to June 1996, Ms. Cappuccino held various positions at Conrad C., most recently as Head Pattern Maker.

Thomas B. Curtis joined bebe in 1998 and currently serves as Vice President, General Merchandising Manager (GMM)—BEBE SPORT. Prior to joining bebe stores, inc., Mr. Curtis held various positions with The Walt Disney Co., Rampage Clothing Co. and R.H. Macy & Co., Inc.

Troy Greenwood has served as Vice President of Store Operations since January 2005. From May 2003 to January 2005, Mr. Greenwood was the Senior Vice President of Stores at Club Monaco with direct responsibilities over Store Operations, Visual Merchandising, Real-Estate and Loss Prevention. From May 1995 to May 2003, Mr. Greenwood held various positions with A/X Armani Exchange, most recently as the Senior Vice President of Store Operations.

Mary Jimenez has served as Vice President of Design—BEBE SPORT since May 2004. From 1999 to 2004, Ms Jimenez was Vice President and GMM of Merchandising Content and Creative for eLUXURY. Prior to eLUXURY, Ms. Jimenez held various executive positions at DFS, most recently as Vice President Senior Merchandise Manager, Ready to Wear.

Louis Leidelmeyer has served as Vice President of Human Resources since March 2005. From October 1999 to March 2005, Mr. Leidelmeyer was the Executive Vice President of Human Resources at Factory 2-U Stores Inc. with direct responsibilities over all Human Resources and Payroll functions. Prior to Factory 2-U Stores, Inc., Mr. Leidelmeyer was Senior Vice President of Human Resources for Bugle Boy Industries, Inc. and was previously Director Human Resources for Sizzler International.

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

Paul Mashouf has served as the Vice President of Manufacturing and Sourcing—BEBE SPORT since January 2004 and Vice President of Manufacturing and Sourcing—bebe from 2003 to 2004. Mr. Mashouf was the Director of Manufacturing Systems from 2002 to 2003 and has held various other positions within the Company since joining in 1990. Mr. Mashouf is the son of Manny Mashouf, Chairman of the Board and stepson of Neda Mashouf, Vice Chairman of the Board.

Susan Peterson has served as Vice President of Design—bebe since February 2004. From 2000 to 2004, Ms Peterson was Vice President of Design & Production for the Arden B division of The Wet Seal, Inc. From 1997 to 2000, Ms. Peterson was the Design Director of Sportswear for Rampage.

Mark Rachman has served as the Vice President of Manufacturing and Sourcing—bebe since January 2004, and as the Senior Director of Production from July 2003 to January 2004. From 1992 to 2002, Mr. Rachman was the President of Ram Apparel, an apparel manufacturing company that he founded.

Lawrence Smith has served as Vice President, General Counsel since October 2004. From January 2002 to October 2004 Mr. Smith served as Vice President, General Counsel for The Wet Seal, Inc. From January 1996 to January 2002, Mr. Smith served as Vice President, General Counsel for AZ3, Inc. (BCBG Max Azria).

Linda Vilaikeo joined bebe in March 2004 and currently serves as Senior Vice President of Planning, Allocation and Outlet Merchandising. From 2000 to 2004, Ms. Vilaikeo held various planning positions within Gap Inc., most recently as Vice President, Company Planning and Business Development for Old Navy. From 1995 to 2000, Ms. Vilaikeo served as Director, Planning and Allocations for bebe stores inc.

ITEM 2.              PROPERTIES

As of July 2, 2005, our 214 stores, all of which are leased, encompassed approximately 767,000 square feet. The typical store lease is for a 10-year term and requires us to pay a base rent and a percentage rent if certain minimum sales levels are achieved. Many of the leases provide a lease termination option in certain specified years of the lease if certain minimum sales levels are not achieved. In addition, leases typically require us to pay property taxes, utilities, repairs and common area maintenance fees.

Our main corporate headquarters are currently located in a facility in Brisbane, California. The Brisbane facility is approximately 35,000 square feet and houses administrative offices, merchandising and planning operations, store support services, and, currently, our on-line store. The lease expires in April 2014. We also lease a 144,000 square foot distribution center in Benicia, California. The lease expires in April 2013. In October 2004 we moved our design and production activities to a 50,000 square foot design studio and production facility in Los Angeles, California that we acquired in fiscal 2004.

ITEM 3.              LEGAL PROCEEDINGS

As of the date of this filing, the Company is involved in several ongoing legal proceedings as described below.

A former candidate for an executive position sued the Company and two other named defendants in a First Amended Complaint, filed November 9, 2004 in the Superior Court of the State of California, County of San Francisco (case No. CGC-04-435517), seeking unspecified monetary damages and other equitable relief. The claims against bebe allege intentional and negligent interference with prospective economic advantage and contractual relations, breach of contract, breach of implied covenant of good faith and fair dealing, fraud, promissory estoppel, negligence, intentional and negligent infliction of emotional distress, and violation of Labor Code Section 970. The Company believes that the claims against the Company are without merit, therefore has not made an estimate of potential liabilities, and will continue to vigorously defend this matter.

A former employee sued the Company in a complaint filed on April 28, 2005 in the United States District Court for the Northern District of California (case No. C05-0177-MHP) alleging violations under the Fair Labor Standards Act specifically that the Company obligated her to buy and wear its brand clothing as a uniform, without reimbursement or credit, and the net effect of deducting the value of such required purchases from her wages would often result in her not being paid minimum wages. The plaintiff purports to bring the action also on behalf of a class of hourly, non-managerial employees who are similarly situated. The lawsuit seeks compensatory, statutory and injunctive relief. The Company believes plaintiff’s claims are without merit, therefore has not made an estimate of potential liabilities, and will continue to vigorously defend this matter.

The Company was a named defendant in three separate California Superior Court cases, (case No. CIV435794 in San Mateo County, case No. GIC824505 in San Diego County, and case No. 04AS03109 in Sacramento County) each alleging Labor Code violations due to misclassifying its employees as exempt under California state law.  Each of these cases has been resolved and dismissals have been filed for case No. CIV 435794 and case No. GIC824505.  The Company anticipates that case No. 04AS03109 will be dismissed within 30 days of the date of this filing.  On June 10, 2005, eight plaintiffs filed a lawsuit in the California Superior Court, County of San Mateo (case No. CIV 447421) containing similar allegations.  This case was also resolved and the Company anticipates its dismissal being filed within 30 days of the date of this filing. The resolution of these cases did not have a material adverse effect on the Company’s business, financial condition, or results of operations.

The Company intends to defend itself vigorously against these claims. However, the results of any litigation are inherently uncertain. The Company cannot assure you that it will be able to successfully defend itself in these lawsuits. Where required, and/or otherwise appropriate, the Company has made an estimate of potential liabilities that management believes are reasonable. This estimate will be revised as further information becomes available. Although the final resolution of these matters may be greater than the Company’s recorded liability, management does not believe the ultimate resolution will have a material adverse effect on the Company’s business, financial condition or results of operations.

In addition to the above, the Company is also involved in various other legal proceedings arising in the normal course of business. None of these matters are expected, individually or in the aggregate, to have a material adverse effect on the Company’s business, financial condition or results of operations.

ITEM 4.              SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our shareholders during the fourth quarter of fiscal year 2005.

PART II

ITEM 5.              MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The common stock trades on the Nasdaq National Market under the symbol “BEBE”. The following table sets forth the high and low sales of our common stock for the two years ended July 2, 2005, as reported by Nasdaq:

	High	Low
Fiscal 2004
First Quarter	$8.58	$5.65
Second Quarter	9.48	6.76
Third Quarter	10.21	7.31
Fourth Quarter	10.81	8.40
Fiscal 2005
First Quarter	$9.60	$7.63
Second Quarter	18.74	9.24
Third Quarter	23.00	15.40
Fourth Quarter	29.49	20.91

In November 2004 and April 2005, respectively, the Company declared 3-for-2 stock splits which became effective in December 2004 and June 2005, respectively. All share and per share amounts included in this report have been adjusted for these stock splits.

As of August 31, 2005, the number of holders of record of our common stock was 90 and the number of beneficial holders of our common stock was approximately 12,000.

Declaration and payment of dividends is within the sole discretion of our Board of Directors, subject to limitations imposed by California law and compliance with our credit agreements, and will depend on our earnings, capital requirements, financial condition and such other factors as the Board of Directors deems relevant.

During fiscal 2005 we paid four quarterly dividends of $0.0222, $0.0222, $0.0222, and $0.04, respectively, per common share.

On August 16, 2005 our Board of Directors approved the quarterly dividend of $0.04 per share which will be paid on September 30, 2005 to shareholders of record on September 19, 2005.

ITEM 6.              SELECTED FINANCIAL DATA

Selected Financial and Operating Data

The following selected financial data is qualified by reference to, and should be read in conjunction with, the Consolidated Financial Statements and Notes thereto and the other financial information appearing elsewhere in this filing. These historical results are not necessarily indicative of results to be expected in the future. In November 2004 and April 2005, the Company declared 3-for-2 stock splits which became effective in December 2004 and June 2005, respectively. All share and per share amounts included herein have been adjusted for these stock splits.

	Fiscal Year Ended
	July 2,	June 30,	June 30,	June 30,	June 30,
Operating Results:	2005	2004	2003	2002	2001
	(Dollars in thousands, except per share data)
Operating Results:
Net sales	$509,527	$372,257	$323,549	$316,424	$290,836
Cost of sales, including production and occupancy	256,560	197,269	179,058	174,048	151,204
Gross profit	252,967	174,988	144,491	142,376	139,632
Selling, general and administrative expenses	151,087	122,278	115,851	101,828	97,817
Income from operations	101,880	52,710	28,640	40,548	41,815
Interest and other income, net	5,013	1,959	2,199	2,074	3,407
Earnings before income taxes	106,893	54,669	30,839	42,622	45,222
Provision for income taxes	40,561	20,899	11,560	16,138	17,415
Net earnings	$66,332	$33,770	$19,279	$26,484	$27,807
Basic earnings per share	$0.74	$0.39	$0.22	$0.31	$0.33
Diluted earnings per share	$0.71	$0.38	$0.22	$0.30	$0.32
Basic weighted average shares outstanding	89,591	87,334	86,549	85,738	83,673
Diluted weighted average shares outstanding	93,453	89,395	87,419	87,628	86,726
Statistics:
Number of stores:
Opened during period	21	20	20	20	26
Closed during period	6	1	5	1	4
Open at end of period	214	199	180	165	146
Net sales per average store(1)	$2,347	$1,900	$1,770	$1,957	$2,030
Comparable store sales increase (decrease)(2)	25.7%	9.5%	(6.8)%	(5.7)%	(2.3)%

			As of
	July 2,	June 30,	June 30,	June 30,	June 30,
Balance Sheet Data:	2005	2004	2003	2002	2001
	(Dollars in thousands)
Working capital	$275,717	$188,164	$149,840	$133,738	$107,323
Total assets	407,546	296,736	241,978	213,165	174,730
Long-term debt, including current portion	393	—	—	2	82
Shareholders’ equity	333,243	244,420	201,345	180,541	147,296

(1)           Based on the sum of average monthly sales for the period.

(2)           Comparable store sales are calculated by including the net sales of stores that have been open at least one year. Therefore, a store is included in the comparable store sales base beginning with its thirteenth month. Stores that have been expanded or remodeled by 15 percent or more or have been permanently relocated are excluded from the comparable store sales base. In addition, comparable store sales are calculated using a same day sales comparison. On-line store sales are not included in the comparable store sales calculation.

ITEM 7.              MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Financial Statements and Notes thereto included elsewhere in this Form 10-K. The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements, which involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under “Risks That May Affect Results” in this section. Effective July 1, 2004, we report on a 52/53 week year. Each period ends on a Saturday and each year ends on the Saturday closest to June 30. Fiscal year 2005 started on July 1, 2004 and ended on July 2, 2005. Fiscal years 2004 and 2003 ended June 30, 2004 and 2003, respectively, and were reported on a calendar month basis. For the year ended July 2, 2005, comparable store sales were determined using a comparable period of 367 days.

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

Revenue recognition.   We recognize revenue at the time the products are received by the customers in accordance with the provisions of Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements” as amended by SAB No. 104, “Revenue Recognition”. Revenue is recognized for store sales at the point at which the customer receives and pays for the merchandise at the register with either cash or credit card. For online sales, revenue is recognized at the time the customer receives the product. We estimate and defer revenue and the related product costs for shipments that are in transit to the customer. Customers typically receive goods within a few days of shipment. Amounts related to shipping billed to customers are reflected in net sales and the related costs are reflected in cost of goods sold.

Discounts offered to customers consist primarily of point of sale markdowns and are recorded at the time of the related sale as a reduction of revenue. The value of points earned by our loyalty program members is included as a liability and a reduction of revenue at the time the points are earned.

Gift certificates sold are carried as a liability and revenue is recognized when the gift certificate is redeemed. Similarly, customers may receive a store credit in exchange for returned goods. Store credits are carried as a liability until redeemed.

Royalty revenue from product licensees is recorded as earned.

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

Long-lived assets.   We review long-lived assets for impairment whenever events or changes in circumstances, such as store closures or poor performing stores, indicate that the carrying value of an asset may not be recoverable. If the undiscounted cash flows from the long-lived assets are less than the carrying value we record an impairment charge equal to the difference between the carrying value and the asset’s fair value. In addition, at the time a decision is made to close a store, we record an impairment charge, if appropriate, or accelerate depreciation over the revised useful life of the asset. Historically, our impairment charges have been immaterial. During fiscal 2005, 2004 and 2003, we recorded charges for the impairment of store assets of $112,000, $120,000 and $265,000, respectively. We believe at this time that the long-lived assets’ carrying values and useful lives continue to be appropriate.

Sales Return Reserve.   We record a reserve for estimated product returns based on historical return trends. As of July 2, 2005 and June 30, 2004, the reserve was $982,000 and $572,000, respectively. If actual returns are greater than those projected, additional sales returns may be recorded in the future.

Accrued Litigation.   We accrue estimates of probable liabilities of lawsuits. The results of any litigation are inherently uncertain. As information becomes available, we assess the potential liabilities related to pending litigation and revise our estimates as necessary. Such revisions of estimates could materially impact the results of operations and financial position.

Self-Insurance.   We use a combination of insurance and self insurance for employee related health care benefits. We record self insurance liabilities based on claims filed and an estimate of those claims incurred but not reported. Any projection of losses concerning our liability is subject to a high degree of variability. Among the causes of this variability are unpredictable external factors such as future inflation rates, changes in severity, benefit level changes, medical costs and claim settlement patterns. Should a different amount of claims occur compared to what was estimated or costs of the claims increase or decrease beyond what was anticipated, reserves may need to be adjusted in the future.

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

In prior years, the Company had classified auction rate securities as cash equivalents on the consolidated balance sheets. These securities have stated maturities beyond one year but are priced and traded as short-term instruments due to the liquidity provided through the interest rate reset mechanism and are classified as short-term when they represent investments of cash that are intended for use in current operations. To conform to the current year presentation, the Company has reclassified $155.2 million of auction rate securities from cash equivalents to short-term investments as of June 30, 2004. There was no impact on the consolidated statements of operations as a result of the reclassification. The impact on the consolidated statements of cash flows was an increase of $36.9 million and $4.0 million in cash used in investing activities for the years ended June 30, 2004 and 2003, respectively.

Lease Accounting

The Company leases retail stores and office space under operating leases. During fiscal 2005, in order to comply with Financial Accounting Standards Board (“FASB”) Statement No. 13 “Accounting for Leases”, FASB Technical Bulletin No. 85-3 “Accounting for Operating Leases with Scheduled Rent Increases”, and FASB Technical Bulletin No. 88-1 “Issues Relating to Accounting for Leases”, and consistent with the views expressed by the Office of the Chief Accountant of the Securities and Exchange Commission to the American Institute of Certified Public Accountants on February 7, 2005, the Company corrected the manner in which it accounts for construction allowances and the period over which it recognizes rent expense.

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

Additionally, construction allowances related to store openings prior to September 2002 had been recorded as reductions of property and equipment and amortized as a reduction of depreciation expense. Construction allowances related to store openings prior to September 2002 have been appropriately reclassified as deferred rent and are amortized as a reduction of rent expense. Construction allowances related to store openings beginning in September 2002 were appropriately recorded as deferred rent and amortized as a reduction of rent expense.

The cumulative impact of the lease accounting adjustments resulted in an increase to total assets of $5.4 million, an increase to deferred rent and other lease incentives of $8.6 million, and a reduction to net income before income taxes of $3.2 million. The effect of the cumulative adjustment on net income after tax is $2.0 million, or $0.02 per diluted share. The Company recorded this adjustment as a cumulative, non-cash charge in the third quarter ended April 2, 2005. Prior year financial results have not been restated due to the immateriality of this issue to the results of operations and financial position for the current year or any individual prior year. The adjustment will not affect historical or future cash flows or timing of payments under related leases. Furthermore, it is not expected to have any material impact on future earnings.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), which requires the measurement and recognition of compensation expense for all stock-based compensation payments and supersedes the Company’s current accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). SFAS 123(R) is effective for all annual periods beginning after June 15, 2005. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to the adoption of SFAS 123(R). The Company will adopt SFAS 123(R) in the first quarter of fiscal 2006 under the modified prospective method.

The Company currently recognizes the compensation expense of restricted stock awards and discloses the pro forma compensation expense of stock options over the vesting period. Under the modified prospective method of SFAS No. 123(R), the Company is required to recognize compensation expense for the outstanding portion of any awards for which compensation expense had not previously been recognized or disclosed under SFAS No. 123.  Under SFAS 123(R) the Company will recognize compensation expense for restricted stock and stock option awards over the vesting period. The pro forma information in Note 1 to the consolidated financial statements presents the estimated compensation charges under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation.” As a

result of the provisions of SFAS 123(R) and SAB 107, the Company expects its compensation charges under SFAS 123(R) to be similar to the pro forma information in Note 1 to the consolidated financial statements. However, the Company’s assessment of the estimated compensation charges is affected by the Company’s stock price as well as assumptions regarding a number of complex and subjective variables. These variables include, but are not limited to, the Company’s stock price volatility and employee stock option exercise behaviors.

In November 2004, the FASB issued Statement No. 151 (“SFAS 151”), “Inventory Costs, an Amendment of ARB No. 43, Chapter 4.”  SFAS 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material and requires that these items be recognized as current period charges.  SFAS 151 applies only to inventory costs incurred during periods beginning after the effective date and also requires that the allocation of fixed production overhead to conversion costs be based on the normal capacity of the production facilities.  SFAS 151 is effective beginning in fiscal 2007. The Company does not believe that the adoption of SFAS 151 will have a material impact on its financial position or results of operations.

Results of Operations

The following table sets forth certain financial data as a percentage of net sales for the periods indicated:

	Fiscal Year Ended
	July 2,	June 30,	June 30,
Statement of Operating Data:	2005	2004	2003
Net sales	100.0%	100.0%	100.0%
Cost of sales, including production and occupancy(1)	50.4	53.0	55.3
Gross profit	49.6	47.0	44.7
Selling, general and administrative expenses(2)	29.6	32.8	35.8
Income from operations	20.0	14.2	8.9
Interest and other income, net	1.0	0.5	0.7
Earnings before income taxes	21.0	14.7	9.6
Provision for income taxes	8.0	5.6	3.6
Net earnings	13.0%	9.1%	6.0%

(1)          Cost of sales includes the cost of merchandise, occupancy costs and production costs.

(2)          Selling, general and administrative expenses primarily consist of non-occupancy store costs, corporate overhead and advertising costs.

Years Ended July 2, 2005 and June 30, 2004

Net Sales.   Net sales increased to $509.5 million during the year ended July 2, 2005 from $372.3 million in fiscal 2004, an increase of $137.2 million, or 36.9%. Of this increase, an increase in comparable store sales of 25.7% contributed $87.6 million, and stores not included in the comparable store sales base, on-line sales, wholesale sales to international licensees, and royalty revenue from product licensees added $49.6 million to sales. The increase in comparable store sales performance was largely due to customer acceptance of the product offering. Based on the Company’s current sales trend, we expect positive comparable store sales in fiscal year 2006.

Gross Profit.   Gross profit increased to $253.0 million for the year ended July 2, 2005 from $175.0 million in fiscal 2004, an increase of $78.0 million, or 44.6%. As a percentage of net sales, gross profit increased to 49.6% for fiscal 2005 from 47.0% during fiscal 2004. The increase in gross profit as a percentage of net sales from the prior year of 2.6% resulted from favorable occupancy leverage of

2.4 percentage points as a result of higher comparable store sales and improved merchandise margins of 0.9 percentage points primarily as a result of lower markdowns sold, offset by lease accounting adjustments of $3.2 million, or 0.7 percentage points, as discussed in “Lease Accounting” above. If the current sales trend continues, we expect to experience margin improvement as a result of favorable occupancy leverage.

Selling, General and Administrative Expenses.   Selling, general and administrative expenses, which primarily consist of non-occupancy store costs, corporate overhead and advertising costs, increased to $151.1 million during fiscal 2005 from $122.3 million in fiscal 2004, an increase of $28.8 million, or 23.5%. As a percentage of net sales, these expenses decreased to 29.6% during fiscal 2005 from 32.8% in fiscal 2004. This decrease as a percentage of net sales was primarily due to increased leverage on compensation and fixed expenses as a result of higher comparable store sales. If the current sales trend continues, we expect to benefit from increased leverage on fixed expenses, offset by additional advertising expenditures, during fiscal 2006.

Interest and Other Income, Net.   We generated $5.0 million of interest and other income (net of other expenses) during fiscal 2005 as compared to $2.0 million in fiscal 2004. The increase in interest and other income results from an increase of average cash and equivalent and marketable securities balances due to positive operating results.

Provision for Income Taxes.   The effective tax rate was 38.0% for fiscal 2005 as compared to 38.2% for fiscal 2004. The lower effective tax rate for 2005 is primarily attributable to an increase in tax exempt interest.

Years Ended June 30, 2004 and 2003

Net Sales.   Net sales increased to $372.3 million during the year ended June 30, 2004 from $323.5 million in fiscal 2003, an increase of $48.8 million, or 15.1%. Of this increase, an increase in comparable store sales of 9.5% contributed $28.4 million, and stores not included in the comparable store sales base, on-line sales, wholesale sales to international licensees, and royalty revenue from product licensees added $20.4 million to sales. The increase in comparable store sales performance was largely due to customer acceptance of the product offering and a more balanced assortment of merchandise that contributed to an increase in transactions per store.

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

Interest and Other Income, Net.   We generated $2.0 million of interest and other income (net of other expenses) during fiscal 2004 as compared to $2.2 million in fiscal 2003. The increase in interest and other income results from the continued increase of average cash and equivalent and marketable securities balances due to positive operating results, offset by lower interest rates.

Provision for Income Taxes.   The effective tax rate was 38.2% for fiscal 2004 as compared to 37.5% for fiscal 2003. The higher effective tax rate for 2004 is primarily attributable to an increase in the valuation allowance against foreign tax credit carry forwards as the utilization of these carry forwards is not assured.

Seasonality of Business and Quarterly Results

Our business varies with general seasonal trends that are characteristic of the retail and apparel industries. As a result, our typical store generates a higher percentage of our annual net sales and profitability in the second quarter of our fiscal year (which includes the holiday selling season) compared to other quarters of our fiscal year. If for any reason our sales were below seasonal norms during the second quarter of our fiscal year, our annual operating results would be negatively impacted. Because of the seasonality of our business, results for any quarter are not necessarily indicative of results that may be achieved for a full fiscal year.

Liquidity and Capital Resources

Our working capital requirements vary widely throughout the year and generally peak in the first and second fiscal quarters. At July 2, 2005, we had approximately $270.7 million of cash and equivalents, short-term marketable securities and long-term marketable securities on hand. In addition, we had a revolving line of credit, under which we could borrow or issue letters of credit up to a combined total of $25.0 million, which expires in March 2006. As of July 2, 2005, there were no cash borrowings under the line of credit and letters of credit outstanding totaled $6.8 million.

Net cash provided by operating activities in fiscal 2005, 2004 and 2003 was $91.7 million, $58.0 million and $41.6 million, respectively. Cash provided by operating activities for these periods was primarily generated by earnings adjusted for depreciation, deferred rent, and changes in working capital. The increase of $33.7 million for fiscal 2005 over fiscal 2004 is primarily due to an increase in net earnings of $32.6 million, an increase in depreciation and amortization expense of $1.5 million, an increase in deferred rent of $3.0 million (excluding $4.4 million related to lease accounting reclassifications), offset by an increase in deferred income taxes of $3.9 million.

Net cash used by investing activities was $98.7 million, $53.7 million and $37.2 million in fiscal 2005, 2004 and 2003, respectively. The primary use of these funds was for the purchase of marketable securities and capital expenditures. The increase in cash used by investing activities in 2005 was primarily a result of net purchases of marketable securities of $75.4 million, as compared to net purchases of $31.5 million and $22.4 million in 2004 and 2003, respectively. Capital expenditures of $23.3 million in 2005 comprise $10.5 million related to the opening of new stores, $6.2 million related to the relocation and expansion of existing stores, $2.2 million related to improvements of our new design studio and production facility in Los Angeles, $2.5 million related to investments in management information systems, and $1.9 million on other projects. Capital expenditures of $22.3 million in 2004 comprise $11.0 million for the purchase of our new design studio and production facility in Los Angeles, $8.6 million related to the opening of new stores, $1.7 million related to the relocation and expansion of existing stores, $0.6 million related to investments in management information systems, and $0.4 million on other projects. We opened 21, 20, and 20 new stores in fiscal 2005, 2004 and 2003, respectively, and we expect to open 35 stores in fiscal 2006. In fiscal year 2006, we expect capital expenditures of approximately $33.0 million which comprise approximately $17.2 million for new stores, approximately $6.7 million for relocation and expansion of existing stores, approximately $5.6 million for investments in management information systems and approximately $3.5 million of other capital expenditures.

During fiscal 2005, the average bebe and BEBE SPORT new store construction costs (before tenant allowances) were $483,000. The average gross inventory investment per store was $97,000.

Net cash provided by financing activities was $7.5 million, $7.1 million and $0.7 million in fiscal 2005, fiscal 2004 and fiscal 2003, respectively, and was derived from proceeds from the issuance of common stock arising from stock option exercises, partially offset in fiscal 2005 by the payment of dividends of $9.6 million.

We believe that our cash on hand, together with our cash flow from operations, will be sufficient to meet our capital and operating requirements through fiscal 2006. Our future capital requirements, however, will depend on numerous factors, including without limitation, the size and number of new and expanded stores, investment costs for management information systems, potential acquisitions and/or joint ventures, repurchase of stock and future results of operations.

Summary Disclosures about Contractual Obligations and Commercial Commitments:

The following tables summarize our significant contractual obligations and commercial commitments as of July 2, 2005 (in thousands):

	Amount of commitment expiration period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
OTHER COMMERCIAL COMMITMENTS
Operating leases	$267,915	$38,269	$73,650	$65,530	$90,466
Capital leases	393	167	226	—	—
Trade letters of credit	6,822	6,822	—	—	—
Unconditional purchase obligations(1)	60,062	60,062	—	—	—
Total Contractual Obligations and Commercial Commitments	$335,192	$105,320	$73,876	$65,530	$90,466

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

As of July 2, 2005, there were no cash borrowings outstanding under the line of credit.

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

4.   If we are not able to successfully expand our bebe and BEBE SPORT stores our revenue base and earnings may be impaired.   We believe that there is opportunity to expand the number of bebe and BEBE SPORT stores in new and existing markets. For fiscal 2006, we plan to grow our operations in a controlled manner, primarily through the opening of new stores. As part of our growth strategy, we will also open larger bebe stores and accessory “shop in shops”. If these stores are not successful, our financial condition may be harmed.

5.   There can be no assurance that future store openings will be successful and new store openings may impact existing stores.   We expect to open approximately 35 stores in fiscal 2006, of which approximately 20 will be bebe stores, approximately 12 will be BEBE SPORT stores and approximately three will be outlet stores. In the past, we have closed stores as a result of poor performance, and there can be no assurance that the stores that we plan to open in fiscal 2006, or any other stores that we might open in the future, will be successful or that our overall operating profit will increase as a result of opening these stores. During fiscal 2005 we closed 6 stores and during fiscal 2006, we anticipate closing four stores. Most of our new store openings in fiscal 2006 will be in existing markets. These openings may affect the existing stores’ net sales and profitability. Our failure to predict accurately the demographic or retail environment at any future store location could have a material adverse effect on our business, financial condition and results of operations.

6.   We are subject to risks associated with our on-line sales.   We operate an on-line store at www.bebe.com to sell our merchandise, which we plan to migrate to a third party platform in fiscal 2006. Although our online sales encompass a relatively small percentage of our total sales, our on-line operations are subject to numerous risks, including unanticipated operating problems, reliance on third-party computer hardware and software providers, system failures and the need to invest in additional computer systems. The on-line operations also involve other risks that could have an impact on our results of operations including, but not limited to, diversion of sales from our other stores, rapid technological change, liability for online content, credit card fraud, risks related to the failure of the computer systems that operate the website and its related support systems. In addition, with the migration to a third party we will no longer have direct control of our on-line business. There can be no assurance that our on-line store will continue to achieve sales and profitability growth or even remain at its current level.

7.   Any serious disruption at our major facilities could have a harmful effect on our business.   We currently operate a corporate office in Brisbane, California, a distribution facility in Benicia, California, and a design studio and production facility in Los Angeles, California. Any serious disruption at these facilities whether due to construction, relocation, fire, earthquake, terrorist acts or otherwise would harm our operations and could have a harmful effect on our business and results of operations. Furthermore, we have little experience operating essential functions away from our main corporate offices and are uncertain what effect operating such satellite facilities might have on business, personnel and results of operations.

8.   We rely on information technology, the disruption of which could adversely impact our business.   We rely on various management information systems to manage our operations and regularly make investments to upgrade, enhance or replace such systems. For example, we recently implemented a customer loyalty program to be used in conjunction with our direct marketing initiatives and in fiscal year 2006 we plan to implement an enhanced production system supporting our design, manufacturing and merchandising needs. We cannot assure you that we will be successful with the implementation of this and other new systems. Any delays or difficulties in transitioning to new systems, or in integrating them with our current systems, or any other disruptions affecting any of our management information systems, could have a material adverse impact on our business, financial condition and results of operations.

9.   We face significant competition in the retail and apparel industry, which could harm our sales and profitability.   The retail and apparel industries are highly competitive and are characterized by low barriers to entry. Key competitors include, but are not limited to Arden B, BCBG, Express, Guess, and the t.b.d. and Savvy Departments within Nordstrom. We expect competition in our markets to increase. The primary competitive factors in our markets are: brand name recognition, sourcing, product styling, quality, presentation and pricing, timeliness of product development and delivery, store ambiance, customer service and convenience.

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

10.   Purchases of the merchandise we sell are generally discretionary and are therefore particularly susceptible to economic conditions.   The outlook for the United States economy is uncertain and is directly affected by factors that are beyond our control. Such factors include disposable consumer income, oil prices, recession and fears of recession, war and fears of war, inclement weather, consumer debt, interest rates, sales tax rates, consumer confidence in future economic conditions and political conditions, and consumer perceptions of personal well-being and security. Consumers are generally more willing to make discretionary purchases, including purchases of fashion products, during periods in which favorable economic conditions prevail. If economic conditions change, our business, financial condition and results of operations could be adversely affected. While the temporary closure of our three stores that were directly affected by Hurricane Katrina will not have a material impact on our operating results, we cannot predict the indirect effects such as rising oil and freight prices, consumer spending, or other economic factors that this, or any other natural disasters will have on our results of operations.

11.   Our business could be adversely impacted by unfavorable international conditions.   Due to our international operations, our sales and operating results are, and will continue to be, affected by international social, political, legal and economic conditions. In particular, our business could be adversely impacted by instability or changes resulting in the disruption of trade with the countries in which our contractors, suppliers or customers are located, significant fluctuations in the value of the dollar against foreign currencies or restrictions on the transfer of funds, or additional trade restrictions imposed by the United States and other foreign governments. Trade restrictions, including increased tariffs or quotas, embargoes, and customs restrictions could increase the cost or reduce the supply of merchandise available to us and adversely affect our financial condition and results of operations.

12.   If we are not able to successfully protect our intellectual property our ability to capitalize on the value of our brand name may be impaired.   Even though we take actions to establish, register and protect our trademarks and other proprietary rights, we cannot assure you that we will be successful or that others will not imitate our products or infringe upon our intellectual property rights. In addition, there is no assurance that others will not resist or seek to block the sale of our products as infringements of their trademark and proprietary rights.

We are seeking to register our trademarks domestically and internationally. Obstacles may exist that may prevent us from obtaining a trademark for the bebe name or related names. We may not be able to register certain trademarks, purchase the right or obtain a license to use the bebe name or related names on commercially reasonable terms. If we fail to obtain trademark, ownership or license the requisite rights, it would limit our ability to expand. In some jurisdictions, despite successful registration of our trademarks, third parties may allege infringement and bring actions against us. In addition, if our licensees fail to use our intellectual property correctly, the reputation and value associated with our trademarks may be diluted.

Furthermore, if we do not demonstrate use of our trademarks, our trademark rights may lapse over time.

13.   If an independent manufacturer violates labor or other laws, or is accused of violating any such laws, or if their labor practices diverge from those generally accepted as ethical, it could harm our business and brand image.   While we maintain a policy to monitor the operations of our independent manufacturers by having an independent firm inspect these manufacturing sites, and all manufacturers are contractually required to comply with such labor practices, we cannot control the actions or the public’s perceptions of such manufacturers, nor can we assure that these manufacturers will conduct their businesses using ethical or legal labor practices. Apparel companies can be held jointly liable for the wrongdoings of the manufacturers of their products. While we do not control their employees’ employment conditions or the manufacturers’ business practices, and the manufacturers act in their own interest, they may act in a manner that results in negative public perceptions of us and/or employee allegations or court determinations that we are jointly liable.

RISKS RELATING TO OUR COMMON STOCK:

1.   Our stock price may fluctuate because of the small number of shares that can be publicly traded and the low average daily trading volumes.   The vast majority of our outstanding shares of our common stock are subject to trading restrictions. As of July 2, 2005, approximately 24,000,000 shares of our common stock were available to be publicly traded, and as a result, our average daily trading volumes are relatively low, and our stock price is vulnerable to market swings due to large purchases, sales and short sales of our common stock.

2.    Our operating results are subject to seasonal and quarterly fluctuations, which could adversely affect the market price of our common stock.   Our business varies with general seasonal trends that are characteristic of the retail and apparel industries, such as the timing of seasonal wholesale shipments and other events affecting retail sales. As a result, our stores typically generate a higher percentage of our annual net sales and profitability in the second quarter of our fiscal year (which includes the holiday selling season) compared to other quarters. Such seasonal and quarterly fluctuations could adversely affect the market price of our common stock.

3.   Because a principal shareholder controls the company, other shareholders may not be able to influence the direction the company takes.   As of July 2, 2005, Manny Mashouf, the Chairman of the Board, beneficially owned approximately 74% of the outstanding shares of our common stock. As a result, he alone can control the election of directors and the outcome of all issues submitted to the shareholders. This may make it more difficult for a third party to acquire shares, may discourage acquisition bids, and could limit the price that certain investors might be willing to pay for shares of common stock. This concentration of stock ownership may have the effect of delaying, deferring or preventing a change in control of our company.

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

All highly liquid investments with a maturity of three months or less at the date of purchase are considered to be cash equivalents. Auction rate securities have stated maturities beyond one year but are priced and traded as short-term instruments due to the liquidity provided through the interest rate reset mechanism and are classified as short-term when they represent investments of cash that are intended for use in current operations. In prior years, the Company had classified auction rate securities as cash equivalents on the consolidated balance sheets. As of July 2, 2005, auction rate securities are classified as investments and to conform to the current period presentation, the Company has reclassified $155.2 million of auction rate securities from cash equivalents to short-term investments as of June 30, 2004.

The following table lists our cash equivalents, short-term marketable securities and long-term marketable securities at July 2, 2005:

	Book Value	Fair Value
	(Dollars in thousands)
Cash equivalents	$15,030	$15,030
Weighted average interest rate(1)	2.04%
Short-term marketable securities	$241,604	$241,604
Weighted average interest rate(1)	2.85%
Long-term marketable securities	$2,000	$2,000
Weighted average interest rate(1)	2.45%
Total	$258,634	$258,634

(1)          Represents the weighted average interest rates for tax exempt municipal bonds, municipal preferreds, corporate preferreds and taxable and tax exempt institutional money market instruments.

The interest payable on our bank line of credit is based on variable interest rates and therefore affected by changes in market interest rates. If interest rates rose significantly, our results from operations and cash flows would not be affected since we have no outstanding borrowings.

Foreign Currency Risks.

We enter into a significant amount of purchase obligations outside of the U.S., substantially all of which are negotiated and settled in U.S. Dollars and, therefore, we have minimal exposure to foreign currency exchange risks. We also operate a subsidiary for which the functional currency is the Canadian Dollar. Fluctuations in exchange rates therefore impact our financial condition and results of operations, as reported in U.S. Dollars. To date, we have not experienced any significant negative impact as a result of fluctuations in foreign currency markets. We do not hedge against foreign currency risks and believe that foreign currency exchange risk is immaterial.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Information with respect to this item is set forth in “Index to Consolidated Financial Statements.”

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (“the Exchange Act”). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

Internal Control over Financial Reporting

Management’s report on the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) in the Exchange Act), and the related report of our independent registered public accounting firm, are included on pages F-2 and F-3 of this Annual Report on Form 10-K, under the headings, “Management’s Annual Report on Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting”, and are incorporated herein by reference.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B.   OTHER INFORMATION

On September 8, 2005, the Compensation and Management Development Committee (the “Compensation Committee”) of the Board of Directors of the Company met and determined the following regarding the compensation of the Company’s Chief Executive Officer and the four next most highly compensated executive officers (referred to herein and named in the 2005 Proxy Statement as the “Named Executive Officers”): (1) that the fiscal 2006 base salaries for the Company’s Chief Executive Officer and the three next most highly compensated executive officers would not be increased from their respective fiscal 2005 levels; (2) that the base salary for the fourth next most highly compensated executive officer would increase for fiscal year 2006 from her fiscal 2005 level by 4.3%; and (3) that each of the Named Executive Officers would be awarded bonuses based upon fiscal year 2005 performance. The fiscal 2006 salaries and bonus amounts awarded for fiscal 2005 performance for the Named Executive Officers are set forth in the table below.

Executive Officer	Fiscal 2006 Base Salary	Fiscal 2005 Performance Bonus
1. Greg Scott	$500,000	$225,000
2. Manny Mashouf	$500,000	$0	(1)
3. Barbara Wambach	$350,000	$157,500
4. Walter Parks	$306,074	$137,733
5. Susan Peterson	$287,000	$123,750

Base salaries and participation in cash bonus plans may be adjusted from time to time as determined by the Compensation Committee.

(1)   Mr. Mashouf elected to waive any potential bonus for fiscal year 2005. Additionally, Ms. Neda Mashouf (Vice Chairperson and Company executive officer during fiscal year 2005) also elected to waive any potential bonus for fiscal year 2005 and elected to forgo any salary in fiscal year 2006.

In addition, the Compensation Committee on September 8, 2005 awarded bonuses under the Company’s 2005 Bonus Plan to all other executive officers of the Company. Such bonuses ranged, as a percentage of salary, from 30% to 45%.

Also on the same date, after considering competitive market information regarding total compensation for its executive officers, the Compensation Committee approved the terms of the Company’s fiscal 2006 bonus plan (the “2006 Management Bonus Plan”). A copy of the 2006 Management Bonus Plan is attached hereto as Exhibit 10.19 and is incorporated herein by reference.

PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding the Registrant’s executive officers required by Item 401 of Regulation S-K is included under Item 1 of Part I of this report under the caption “Executive Officers of the Registrant” and incorporated herein by reference.

Information with respect to the Registrant’s directors is incorporated by reference from the section under the caption of “Proposal No. 1 Election of Directors” in the Registrant’s definitive Proxy Statement to be filed with the Commission not later than 120 days after the end of the registrant’s fiscal year.

ITEM 11.   EXECUTIVE COMPENSATION

Information with respect to this item is incorporated by reference from the section under the caption of “Executive Compensation and Other Matters” in the Registrant’s definitive Proxy Statement to be filed with the Commission not later than 120 days after the end of the registrant’s fiscal year.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information with respect to this item is incorporated by reference from the section under the caption “Security Ownership of Certain Beneficial Owners and Management” in the Registrant’s definitive Proxy Statement to be filed with the Commission not later than 120 days after the end of the Registrant’s fiscal year.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information with respect to this item is incorporated by reference from the section under the caption “Certain Relationships and Related Transactions” in the Registrant’s definitive Proxy Statement to be filed with the Commission not later than 120 days after the end of the Registrant’s fiscal year.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information with respect to this item is incorporated by reference from the section under the caption “Ratification and Appointment of Independent Auditors” in the Registrant’s definitive Proxy Statement to be filed with the Commission not later than 120 days after the end of the Registrant’s fiscal year.

PART IV

ITEM 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)

1.                The financial statements listed in the “Index to Consolidated Financial Statements” at page F-1 are filed as a part of this report.

2.                Financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3.                Exhibits included or incorporated herein: See Index to Exhibits.

(b)          Exhibits

EXHIBIT NUMBER	DESCRIPTION OF DOCUMENT
3.1	Amended and Restated Articles of Incorporation of Registrant.
3.2******	Amended and Restated Bylaws of Registrant.
4.1*	Specimen certificate representing the Common Stock (in standard printer form, not provided).
10.1	1997 Stock Plan.
10.2*	1998 Stock Purchase Plan.
10.3*	Form of Indemnification Agreement.
10.6**

Standard Industrial/Commercial-Tenant Lease-Net dated November 30, 1998 between Registrant and Far Western Land and Investment Company, Inc., (lease for additional building to house administrative departments in Brisbane, California).

10.8***	Form of Retail Store License Agreement between Registrant and [company].
10.9****	Amendment No. 1 to Lease Agreement (amendment to Standard Industrial/Commercial-Tenant Lease-Net dated November 30, 1998 between Registrant and Far Western Land and Investment Company, Inc.)
10.10*****	Lease Agreement dated October 24, 2000, as amended, between Registrant and Lincoln PO Benicia Limited Partnership.
10.11*****	Lease Agreement dated November 3, 2000, as amended, between Registrant and Stanley Hirsh and Anita Hirsh as trustees, D/B/A Mercantile Center.
10.12*****	Form of Restricted Stock Units Agreement.
10.17******	Standard Offer, Agreement and Escrow Instructions for Purchase of Real Estate dated January 20, 2004 by and among bebe stores, inc. and 10345 Olympic LLC.
10.18*******	Business Loan Agreement dated March 28, 2003, as amended, between Registrant and Bank of America N.A.
10.19	2006 Management Bonus Plan
21.1	Subsidiaries of Registrant.
23.1	Consent of Independent Registered Public Accounting Firm.
24.1	Power of Attorney (see signature page).
31.1	Section 302 Certification of Chief Executive Officer.
31.2	Section 302 Certification of Chief Financial Officer.
32.1	Section 906 Certification of Chief Executive Officer.
32.2	Section 906 Certification of Chief Financial Officer.

*	Incorporated by reference from exhibits of the same number in Registrant’s Registration Statement on Form S-1 (Reg. No. 333-50333), effective June 16, 1998.

**	Incorporated by reference from exhibits of the same number in Registrant’s Quarterly Report on Form 10-Q filed on February 16, 1999.
***	Incorporated by reference from exhibits of the same number in Registrant’s Annual Report on Form 10-K filed on September 28, 1999.
****	Incorporated by reference from exhibits of the same number in Registrant’s Annual Report on Form 10-K filed on September 28, 2000.
*****	Incorporated by reference from exhibits of the same number in Registrant’s Annual Report on Form 10-K filed on September 29, 2003.
******	Incorporated by reference from exhibits of the same number in Registrant’s Annual Report on Form 10-K filed on September 13, 2004.
*******	Incorporated by reference from exhibit of the same number in Registrant’s Current Report on Form 8-K filed on September 20, 2004.

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Brisbane, State of California, on the 14th day of September 2005.

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

Pursuant to the requirements of the Exchange Act, this Annual Report on Form 10-K has been signed by the following persons in the capacities and on the dates indicated:

Name	Title	Date
/s/ GREGORY SCOTT	Chief Executive Officer (Principal Executive	September 14, 2005
Gregory Scott	Officer) and Director
/s/ WALTER PARKS	Chief Financial Officer (Principal Financial	September 14, 2005
Walter Parks	Officer)
/s/ MANNY MASHOUF	Chairman of the Board	September 14, 2005
Manny Mashouf
/s/ NEDA MASHOUF	Vice Chairman of the Board	September 14, 2005
Neda Mashouf
/s/ BARBARA BASS	Director	September 14, 2005
Barbara Bass
/s/ CYNTHIA COHEN	Director	September 14, 2005
Cynthia Cohen
/s/ CORRADO FEDERICO	Director	September 14, 2005
Corrado Federico
/s/ CADEN WANG	Director	September 14, 2005
Caden Wang

bebe stores, inc.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JULY 2, 2005, JUNE 30, 2004, AND JUNE 30, 2003:

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of bebe stores, inc. is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. With the participation of the Chief Executive Officer and the Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of July 2, 2005.

bebe stores, inc.’s independent auditor, Deloitte & Touche LLP, an independent registered public accounting firm, has issued an audit report on our management’s assessment of our internal control over financial reporting. This audit report appears on page F-3 of this annual report on Form 10-K.

September 14, 2005

/s/ GREGORY SCOTT
Gregory Scott
Chief Executive Officer and Director
(Principal Executive Officer)
/s/ WALTER PARKS
Walter Parks
Chief Financial Officer
(Principal Financial Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Shareholders of
bebe stores, inc.:

We have audited management’s assessment, included in the accompanying “Management’s Annual Report on Internal Control Over Financial Reporting” that bebe stores, inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of July 2, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of July 2, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of July 2, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended July 2, 2005 of the Company and our report dated September 14, 2005 expressed an unqualified opinion on those financial statements.

DELOITTE & TOUCHE LLP
San Francisco, California
September 14, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
bebe stores, inc.:

We have audited the accompanying consolidated balance sheets of bebe stores, inc. and subsidiaries (the “Company”) as of July 2, 2005 and June 30, 2004 and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three fiscal years in the period ended July 2, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of bebe stores, inc. and subsidiaries as of July 2, 2005 and June 30, 2004 and the results of their operations and their cash flows for each of the three fiscal years in the period ended July 2, 2005 in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of July 2, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 14, 2005 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

San Francisco, California
September 14, 2005

bebe stores, inc.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

	As of
	July 2,	June 30,
	2005	2004
Assets:
Current assets:
Cash and equivalents	$27,072	$26,055
Short-term marketable securities	241,604	160,200
Receivables (net of allowance of $843 and $632)	6,547	2,911
Inventories, net	31,785	25,538
Deferred income taxes	5,470	4,966
Prepaid and other	7,129	2,614
Total current assets	319,607	222,284
Property and equipment, net	77,753	62,355
Long-term marketable securities	2,000	7,875
Deferred income taxes	5,169	1,640
Other assets	3,017	2,582
Total assets	$407,546	$296,736
Liabilities and Shareholders’ Equity:
Current liabilities:
Accounts payable	$20,682	$14,467
Accrued liabilities	23,041	19,653
Current portion of capital leases	167	—
Total current liabilities	43,890	34,120
Long term portion of capital leases	226	—
Deferred rent and other lease incentives	30,187	18,196
Total liabilities	74,303	52,316
Commitments and contingencies	—	—
Shareholders’ equity:
Preferred stock-authorized 1,000,000 shares at $0.001 par value per share; no shares issued and outstanding	—	—
Common stock-authorized 135,000,000 shares at $0.001 par value per share; issued and outstanding 91,127,616 and 88,226,228 shares	91	88
Additional paid-in capital	80,526	49,095
Deferred compensation	(35)	(36)
Accumulated other comprehensive income	971	296
Retained earnings	251,690	194,977
Total shareholders’ equity	333,243	244,420
Total liabilities and shareholders’ equity	$407,546	$296,736

See accompanying notes to consolidated financial statements.

bebe stores, inc.

CONSOLIDATED STATEMENTS OF INCOME

(Amounts in thousands, except per share data)

	Fiscal Year Ended
	July 2,	June 30,	June 30,
	2005	2004	2003
Net sales	$509,527	$372,257	$323,549
Cost of sales, including production and occupancy	256,560	197,269	179,058
Gross profit	252,967	174,988	144,491
Selling, general and administrative expenses	151,087	122,278	115,851
Income from operations	101,880	52,710	28,640
Interest and other income, net	5,013	1,959	2,199
Earnings before income taxes	106,893	54,669	30,839
Provision for income taxes	40,561	20,899	11,560
Net earnings	$66,332	$33,770	$19,279
Basic earnings per share	$0.74	$0.39	$0.22
Diluted earnings per share	$0.71	$0.38	$0.22
Basic weighted average shares outstanding	89,591	87,334	86,549
Diluted weighted average shares outstanding	93,453	89,395	87,419

See accompanying notes to consolidated financial statements.

bebe stores, inc.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Amounts in thousands)

	Common Stock		Additional		Accumulated Other Comprehensive
	Number of Shares	Amount	Paid-in Capital	Deferred Compensation	Income (Loss)	Retained Earnings	Total	Comprehensive Income
Balances as of June 30, 2002	86,441	$86	$38,564	$—	$(37)	$141,928	$180,541
Net earnings	—	—	—	—		19,279	19,279	$19,279
Foreign currency translation adjustment	—	—	—	—	306	—	306	306
Total comprehensive income								$19,585
Deferred compensation	—	—	100	(100)	—	—	—
Amortization of deferred compensation	—	—	—	25	—	—	25
Common stock issued under stock plans including tax benefit	239	—	1,194	—	—	—	1,194
Balances as of June 30, 2003	86,680	86	39,858	(75)	269	161,207	201,345
Net earnings	—	—	—	—	—	33,770	33,770	$33,770
Foreign currency translation adjustment	—	—	—	—	27	—	27	27
Total comprehensive income								$33,797
Deferred compensation	—	—	100	(100)	—	—	—
Amortization of deferred compensation	—	—	—	139	—	—	139
Common stock issued under stock plans including tax benefit	1,546	2	9,137	—	—	—	9,139
Balances as of June 30, 2004	88,226	88	49,095	(36)	296	194,977	244,420
Net earnings	—	—	—	—	—	66,332	66,332	$66,332
Foreign currency translation adjustment	—	—	—	—	675	—	675	675
Total comprehensive income								$67,007
Deferred compensation	—	—	100	(100)	—	—	—
Amortization of deferred compensation	—	—	—	101	—	—	101
Common stock issued under stock plans including tax benefit	2,902	3	31,331	—	—	—	31,334
Cash dividends paid	—	—	—	—	—	(9,619)	(9,619)
Balances as of July 2, 2005	91,128	$91	$80,526	$(35)	$971	$251,690	$333,243

See accompanying notes to consolidated financial statements

bebe stores, inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Fiscal Year Ended
	July 2,	June 30,	June 30,
	2005	2004	2003
Cash flows from operating activities:
Net earnings	$66,332	$33,770	$19,279
Adjustments to reconcile net earnings to cash provided by operating activities:
Non-cash compensation expense	703	139	25
Depreciation and amortization	13,799	12,337	13,050
Net loss on disposal of property	445	95	28
Deferred income taxes	(4,033)	(178)	524
Deferred rent	7,615	4,573	3,534
Changes in operating assets and liabilities:
Receivables	(3,581)	(1,161)	356
Inventories	(6,204)	(116)	(2,034)
Prepaid expenses and other assets	(5,151)	(598)	1,885
Accounts payable	5,369	(843)	3,171
Accrued liabilities	16,422	9,979	1,795
Net cash provided by operating activities	91,716	57,997	41,613
Cash flows from investing activities:
Purchase of property and equipment	(23,300)	(22,271)	(14,878)
Proceeds from sales of equipment	—	—	6
Purchase of marketable securities	(330,168)	(235,069)	(295,675)
Proceeds from sales and maturities of marketable securities	254,752	203,619	273,325
Net cash used by investing activities	(98,716)	(53,721)	(37,222)
Cash flows from financing activities:
Net proceeds from issuance of common stock	17,266	7,113	743
Cash dividends paid	(9,619)	—	—
Other	(161)	—	(15)
Net cash provided by financing activities	7,486	7,113	728
Net increase in cash and equivalents	486	11,389	5,119
Effect of exchange rate changes on cash	531	27	364
Cash and equivalents:
Beginning of year	26,055	14,639	9,156
End of year	$27,072	$26,055	$14,639
Supplemental information:
Cash paid for interest	$15	$—	$1
Cash paid for income taxes	$31,875	$17,190	$8,389

See accompanying notes to consolidated financial statements.

bebe stores inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

Nature of the business—bebe stores, inc., the “Company,” designs, develops and produces a distinctive line of contemporary women’s apparel and accessories, which it markets under the bebe, bebe O and BEBE SPORT brand names. As of July 2, 2005 the Company operates 214 specialty retail stores located in 32 states, the District of Columbia, Puerto Rico, Canada, 13 licensed stores internationally and an on-line store at www.bebe.com.

The Company has one reportable segment and has three brands with product lines of a similar nature. Revenues of the Company’s international retail operations represent approximately two percent of total revenues for fiscal year 2005.

Basis of financial statement presentation—The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America (GAAP).

Stock splits—In November 2004, the Company declared a 3-for-2 stock split which became effective in December 2004. In April 2005, the Company declared a 3-for-2 stock split, which became effective in June 2005. All share and per share amounts included herein have been adjusted to reflect these stock splits.

Consolidation—The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions and balances have been eliminated.

Fiscal year—Beginning on July 1, 2004, the Company changed their fiscal year to a 52/53 week year, ending on the Saturday closest to June 30. Fiscal year 2005 was a 52 week year. Fiscal years 2004 and 2003 were reported on a calendar month basis and ended on June 30.

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

Reclassifications—Certain amounts for prior years have been reclassified to conform to current year presentation.

Foreign currency adjustments—The Company’s international subsidiary uses their local currency, the Canadian Dollar, as their functional currency. Translation adjustments result from the translation of the foreign subsidiary’s financial statements into US Dollars. The results of operations of the foreign subsidiary are translated using the average exchange rate during the period. Balance sheet amounts are translated at the exchange rate in effect at the balance sheet date. The resulting translation adjustment is included in shareholders’ equity.

Cash and equivalents represent cash and short-term, highly liquid investments with original maturities of less than 90 days.

Marketable securities—The Company’s marketable securities are classified as available for sale and are carried at cost which approximates their fair market value. Auction rate securities have stated maturities beyond one year but are priced and traded as short-term instruments due to the liquidity provided through the interest rate reset mechanism and are classified as short-term when they represent investments of cash that are intended for use in current operations. In prior years, the Company had classified auction rate bebe stores inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Summary of Significant Accounting Policies (Continued)

securities as cash equivalents on the consolidated balance sheets. As of July 2, 2005, auction rate securities are classified as investments and to conform to the current period presentation, the Company has reclassified $155.2 million of auction rate securities from cash equivalents to short-term investments as of June 30, 2004. There was no impact on the consolidated statements of operations as a result of the reclassification. The impact on the consolidated statements of cash flows was an increase of $36.9 million and $4.0 million in cash used in investing activities for the years ended June 30, 2004 and 2003, respectively. Long-term marketable securities consist of investments with original maturities greater than one year.

Fair value of financial instruments—The carrying values of cash and equivalents, marketable securities, receivables and accounts payable approximate their estimated fair values.

Concentration of credit risk—Financial instruments, which subject the Company to concentration of credit risk, consist principally of cash and equivalents and marketable securities. The Company invests its cash through financial institutions. Such investments may not be FDIC insured or may be in excess of FDIC insurance limits. The Company has not experienced any losses on its deposits of cash and equivalents to date.

Inventories are stated at the lower of weighted average cost or market. Cost includes certain indirect purchasing, merchandise handling and storage costs.

Allowance for Doubtful Accounts

The changes in the allowance for doubtful accounts are summarized below (in thousands):

	Fiscal Year Ended
	July 2,	June 30,	June 30,
	2005	2004	2003
Balance at beginning of year	$632	$531	$190
Charged to cost and expense	848	629	384
Deductions	(637)	(528)	(43)
Balance at end of year	$843	$632	$531

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

Impairment of long-lived assets—The Company regularly reviews the carrying value of its long-lived assets. Whenever events or changes in circumstances indicate that the carrying amount of its assets might not be recoverable, the Company, using its best estimates based on reasonable and supportable assumptions and projections, has reviewed for impairment the carrying value of long-lived assets.  Based bebe stores inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Summary of Significant Accounting Policies (Continued)

on the review of certain underperforming stores, the Company recorded impairment charges of $112,000, $120,000 and $265,000 in 2005, 2004 and 2003, respectively.

Lease Accounting—The Company leases retail stores and office space under operating leases. During fiscal 2005, in order to comply with Financial Accounting Standards Board (“FASB”) Statement No. 13 “Accounting for Leases”, FASB Technical Bulletin No. 85-3 “Accounting for Operating Leases with Scheduled Rent Increases”, and FASB Technical Bulletin No. 88-1 “Issues Relating to Accounting for Leases”, and consistent with the views expressed by the Office of the Chief Accountant of the Securities and Exchange Commission to the American Institute of Certified Public Accountants on February 7, 2005, the Company corrected the manner in which it accounts for construction allowances and the period over which it recognizes rent expense.

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

The cumulative impact of the lease accounting adjustments results in an increase to total assets of $5.4 million, an increase to deferred rent and other lease incentives of $8.6 million, and a reduction to net income before income taxes of $3.2 million. The effect of the cumulative adjustment on net income after tax is $2.0 million, or $0.02 per diluted share. The Company has recorded this adjustment as a cumulative, non-cash charge in the third quarter ended April 2, 2005. Prior year financial results have not been restated due to the immateriality of this adjustment to the results of operations and financial position for the current year or any individual prior year. The adjustment did not affect historical cash flows

Self-Insurance—We use a combination of insurance and self insurance for employee related health care benefits. We record self insurance liabilities based on claims filed and an estimate of those claims incurred but not reported. Any projection of losses concerning our liability is subject to a high degree of variability. Among the causes of this variability are unpredictable external factors such as future inflation rates, changes in severity, benefit level changes, medical costs and claim settlement patterns. Should a different amount of claims occur compared to what was estimated or costs of the claims increase or decrease beyond what was anticipated, reserves may need to be adjusted in the future.

Revenue recognition—We recognize revenue at the time the products are received by the customers in accordance with the provisions of Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements” as amended by SAB No. 104, “Revenue Recognition”. Revenue is recognized for store sales at the point at which the customer receives and pays for the merchandise at the register with either cash or credit card. For online sales, revenue is recognized at the time the customer receives the product. We estimate and defer revenue and the related product costs for shipments that are in transit to bebe stores inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Summary of Significant Accounting Policies (Continued)

the customer. Customers typically receive goods within a few days of shipment. Amounts related to shipping billed to customers are reflected in net sales and the related costs are reflected in cost of goods sold.

Discounts offered to customers consist primarily of point of sale markdowns and are recorded at the time of the related sale as a reduction of revenue. The value of points earned by the Company’s loyalty program members is included as a liability and a reduction of revenue at the time the points are earned.

The Company records a reserve for estimated product returns based on historical return trends. At July 2, 2005 the reserve was $982,000 compared to $572,000 at June 30, 2004. If actual returns are greater that those projected, additional sales returns may be recorded in the future.

Gift certificates sold are carried as a liability and revenue is recognized when the gift certificate is redeemed. Similarly, customers may receive a store credit in exchange for returned goods. Store credits are carried as a liability until redeemed.

Royalty revenue from product licensees is recorded as earned.

Cost of sales, including production and occupancy includes the cost of merchandise, inventory shortage and valuation adjustments, inbound freight charges, certain payroll costs associated with our production operations, inspection costs, distribution center costs, and occupancy charges.

Store preopening costs associated with the opening or remodeling of stores, such as preopening rent and payroll, are expensed as incurred.

Apparel and accessory design activities are expensed as incurred.

Advertising costs are charged to expense when the advertising first takes place. Advertising costs were $17.0 million, $12.6 million and $12.2 million, respectively, during fiscal 2005, 2004 and 2003.

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

Stock based compensation—The Company accounts for stock based awards to employees using the intrinsic value-based method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations, Statement of Financial Accounting Standards (“SFAS”) No. 123 “Accounting for Stock-Based Compensation,” and complies with the disclosure provisions of SFAS No. 148, “Accounting for Stock Based Compensation Transition and Disclosure, an Amendment of FASB Statement No. 123.”

bebe stores inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Summary of Significant Accounting Policies (Continued)

Had compensation expense for the Stock Plan been determined based on the fair value at the grant dates for awards under the Stock Plan and Stock Purchase Plan, consistent with the method of SFAS No. 123, the Company’s net earnings, basic EPS and diluted EPS would have been reduced to the pro forma amounts indicated below:

	Fiscal Year Ended
	July 2,	June 30,	June 30,
	2005	2004	2003
	(Dollars in thousands, except per share amounts)
As reported	$66,332	$33,770	$19,279
Add: Stock-based employee compensation expense included in reported net income, net of income tax	412	86	16
Deduct: Stock based employee compensation determined under the fair value method, net of income tax	(7,049)	(3,744)	(2,191)
Pro forma	$59,695	$30,112	$17,104
Basic EPS, as reported	$0.74	$0.39	$0.22
Basic EPS, pro forma	$0.67	$0.34	$0.20
Diluted EPS, as reported	$0.71	$0.38	$0.22
Diluted EPS, pro forma	$0.64	$0.34	$0.20

The fair value of each option grant was estimated on the date of the grant using the Black-Scholes valuation model with the following weighted-average assumptions:

	Fiscal Year Ended
	July 2,	June 30,	June 30,
	2005	2004	2003
Expected dividend rate	0.6%	0.0%	0.0%
Volatility	62.8%	73.4%	60.2%
Risk-free interest rate	3.7%	3.2%	2.2%
Expected lives (years)	5.1	5.3	5.4

Earnings per share—Basic earnings per share (EPS) is computed as net earnings divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through the exercise of outstanding dilutive stock options.

The following is a reconciliation of the number of shares used in the basic and diluted earnings per share computations:

	Fiscal Year Ended
	July 2,	June 30,	June 30,
	2005	2004	2003
	(in thousands)
Basic weighted average number of shares outstanding	89,591	87,334	86,549
Incremental shares from assumed issuance of stock options	3,862	2,061	870
Diluted weighted average number of shares outstanding	93,453	89,395	87,419

bebe stores inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Summary of Significant Accounting Policies (Continued)

The number of incremental shares from the assumed issuance of stock options is calculated by applying the treasury stock method.

Excluded from the computation of the number of diluted weighted average shares outstanding were antidilutive options of 0.3 million, 2.0 million and 4.1 million for the fiscal years ended July 2, 2005, June 30, 2004, and June 30, 2003, respectively.

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

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), which requires the measurement and recognition of compensation expense for all stock-based compensation payments and supersedes the Company’s current accounting under APB 25. SFAS 123(R) is effective for all annual periods beginning after June 15, 2005. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to the adoption of SFAS 123(R). The Company will adopt SFAS 123(R) in the first quarter of 2006 under the modified prospective method.

The Company currently recognizes the compensation expense of restricted stock awards and discloses the pro forma compensation expense of stock options over the vesting period. Under the modified prospective method of SFAS No. 123(R), the Company is required to recognize compensation expense for the outstanding portion of any awards for which compensation expense had not previously been recognized or disclosed under SFAS No. 123.  Under SFAS 123(R) the Company will recognize compensation expense for restricted stock and stock option awards over the vesting period.

The pro forma information in this Note 1 presents the estimated compensation charges under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation.” As a result of the provisions of SFAS 123(R) and SAB 107, the Company expects its compensation charges under SFAS 123(R) to be similar to the pro forma information in this Note 1. However, the Company’s assessment of the estimated compensation charges is affected by the Company’s stock price as well as assumptions regarding a number of complex and subjective variables. These variables include, but are not limited to, the Company’s stock price volatility and employee stock option exercise behaviors.

In November 2004, the FASB issued Statement No. 151 (“SFAS 151”), “Inventory Costs, an Amendment of ARB No. 43, Chapter 4.”  SFAS 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material and requires that these items be recognized as current period charges.  SFAS 151 applies only to inventory costs incurred during periods beginning after the effective date and also requires that the allocation of fixed production overhead to conversion costs be based on the normal capacity of the production facilities.  SFAS 151 is effective beginning in fiscal 2007. The Company does not believe that the adoption of SFAS 151 will have a material impact on its financial position or results of operations.

bebe stores inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Inventories

The Company’s inventories consist of:

	As of
	July 2,	June 30,
	2005	2004
	(Dollars in thousands)
Raw materials	$7,302	$5,805
Merchandise available for sale	24,483	19,733
Inventories	$31,785	$25,538

3. Credit Facilities

The Company has an unsecured commercial line of credit agreement with a bank, which provides for borrowings and issuance of letters of credit of up to $25.0 million and expires on March 1, 2006. The outstanding balance bears interest at either the bank’s reference rate (which was 6.25% and 4.00% as of July 2, 2005 and June 30, 2004, respectively) or the LIBOR rate plus 1.75 percentage points. As of July 2, 2005 and June 30, 2004, there were no outstanding cash borrowings, and there was $6.8 million and $5.1 million, respectively, outstanding in letters of credit.

This credit facility requires the Company to comply with certain financial covenants, including a minimum tangible net worth and certain restrictions on making loans and investments.

4. Lease Obligations

The Company leases its retail store locations, corporate headquarters, and distribution center and accounts for these leases as operating leases. We recognize rent expense on a straight-line basis over the term of the lease, taking into account, when applicable, lessor incentives for tenant improvements, periods where no rent payment is required and escalations in rent payments over the term of the lease. Deferred rent is recognized for the difference between the rent expense recognized on a straight-line basis and the payments made per the terms of the lease. Refer also to Note 1, under the caption “Lease Accounting”. Store leases typically provide for payment by the Company of certain operating expenses, real estate taxes and additional rent based on a percentage of net sales if a specified net sales target is exceeded. In addition, certain leases have escalation clauses and provide for terms of renewal and/or early termination based on the net sales volumes achieved.

Rent expense under operating leases for the fiscal years ended July 2, 2005, June 30, 2004, and June 30, 2003 was $56.8 million, $48.0 million and $44.5 million, respectively. Rent expense includes percentage rent and other lease-required expenses for fiscal years 2005, 2004 and 2003 of $18.7 million, $15.9 million, and $14.4 million, respectively.

The Company leases certain equipment under capital leases. Net assets held under capital leases included in property and equipment as of July 2, 2005 and June 30, 2004 were $0.4 million and none, respectively.

bebe stores inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Lease Obligations (Continued)

Future minimum lease payments at July 2, 2005 are as follows:

	Operating	Capital
	Leases	Leases
Fiscal year (in thousands)
2006	$38,269	$176
2007	37,332	153
2008	36,318	80
2009	34,487	—
2010	31,043	—
Thereafter	90,466	—
Total minimum lease payments	$267,915	409
Less amounts representing interest		(16)
Present value of minimum lease payments		$393

5. Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	As of
	July 2,	June 30,
	2005	2004
Employee compensation	$7,895	$8,161
Other	6,192	4,334
Gift certificates and store credits	5,827	4,683
Sales/use tax payable	3,127	1,237
Income taxes payable	—	1,238
Total	$23,041	$19,653

bebe stores inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Income Taxes

Significant components of the provision for income taxes are as follows:

	Fiscal Year Ended
	July 2,	June 30,	June 30,
	2005	2004	2003
	(Dollars in thousands)
Current:
Federal	$37,040	$17,162	$9,051
State	6,625	3,457	1,848
Foreign	929	458	137
	44,594	21,077	11,036
Deferred
Federal	(3,311)	(28)	285
State	(842)	(156)	12
Foreign	120	6	227
	(4,033)	(178)	524
Provision	$40,561	$20,899	$11,560

The components of earnings from continuing operations before income taxes are as follows:

	Fiscal Year Ended
	July 2,	June 30,	June 30,
	2005	2004	2003
	(Dollars in thousands)
United States	$104,454	$53,427	$30,360
Foreign	2,439	1,242	479
Total	$106,893	$54,669	$30,839

A reconciliation of the federal statutory tax rate with the Company’s effective income tax rate is as follows:

	Fiscal Year Ended
	July 2,	June 30,	June 30,
	2005	2004	2003
Federal statutory rate	35.0%	35.0%	35.0%
State rate, net of federal benefit	3.9	3.9	3.9
Tax-exempt interest	(1.2)	(0.9)	(2.0)
Other	0.3	0.2	0.6
Effective tax rate	38.0%	38.2%	37.5%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax reporting purposes.

bebe stores inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Income Taxes (Continued)

Significant components of the Company’s deferred tax assets (liabilities) are as follows:

	As of
	July 2,	June 30,
	2005	2004
Current
Gift certificates and store credits	$2,121	$1,337
Inventory	1,152	821
Accrued vacation	488	700
State taxes	1,129	405
Other accrued expenses	809	935
Prepaid expenses	(560)	—
Other	331	768
Total Current	5,470	4,966
Non-Current
Basis difference in fixed assets	2,267	992
Deferred rent	4,231	1,604
Foreign tax credit	1,148	706
Construction allowance	(1,836)	(814)
Other	65	(411)
Total Non-Current	5,875	2,077
Valuation allowance	(706)	(437)
Net deferred tax assets	$10,639	$6,606

The Company has foreign tax credit carry forwards of approximately $1,148,000 which will expire at various dates from fiscal year 2010 to fiscal year 2015. Utilization of these credits is limited by the generation of foreign source income in future years. A valuation allowance of approximately $706,000 has been established related to these foreign tax credit carry forwards as the utilization of such amount is not assured.

7. Property and Equipment

Property and equipment consist of the following:

	As of
	July 2,	June 30,
	2005	2004
	(Dollars in thousands)
Leasehold improvements	$81,898	$58,605
Furniture, fixtures, equipment and vehicles	23,723	19,688
Computer hardware and software	25,072	23,435
Land and buildings	10,942	10,942
Construction in progress	7,644	3,282
Total	149,279	115,952
Less: accumulated depreciation and amortization	(71,526)	(53,597)
Property and equipment, net	$77,753	$62,355

bebe stores inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Property and Equipment (Continued)

Construction in progress consists primarily of construction costs related to facilities that will open subsequent to year end and information technology projects.

8. Employee Benefit Plan

Employees are eligible to participate in the Company’s 401(k) plan if they have been employed by the Company for one year, have reached age 21, and work at least 1,000 hours annually. Generally, employees can defer up to 75% of their gross wages up to the maximum limit allowable under the Internal Revenue Code. The employer can make a discretionary matching contribution for the employee. Employer contributions to the plan for the years ended July 2, 2005, June 30, 2004, and June 30, 2003 were $194,000, $137,000, and $131,000, respectively.

9. Shareholders’ Equity

Preferred Stock

The Company is authorized to issue up to 1,000,000 shares of $0.001 par value preferred stock and to fix the rights, preferences, privileges and restrictions including voting rights, of these shares without any further vote or approval by the shareholders. No preferred stock has been issued to date.

Common Stock Plans

The 1997 Stock Plan as amended (the “Stock Plan”) provides for the grant of incentive stock options, non-qualified stock options, stock purchase rights, stock awards and restricted stock units. Although the Stock Plan allows for stock options and related awards to be granted at prices below fair market value, the Company has historically granted such options at the fair market value of the stock on the date of grant. Stock options and related awards have a maximum term of ten years. Options granted vest over four years with 20% of the award vested in each of the first and second years, and 30% vested in each of the remaining two years. Restricted stock units awarded to Directors generally vest over a period of one year from the date of grant. The Company granted 6,228, 13,092 and 28,788 restricted stock units to Directors under the Plan during fiscal 2005, 2004 and 2003, respectively. The Company granted 28,610 restricted stock units to employees under the Plan during fiscal 2005, resulting in compensation expense of approximately $565,000. As of July 2, 2005, the Company has reserved 19,113,750 shares of common stock for issuance under the Stock Plan.

bebe stores inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Shareholders’ Equity (Continued)

The following table summarizes information about stock options outstanding at July 2, 2005:

	Options Outstanding			Options Vested and Exercisable
Exercise Prices	Number (In thousands)	Weighted Average Remaining Life (in years)	Weighted Average Exercise Price	Number (In thousands)	Weighted Average Exercise Price
$0.53 to $5.15	1,382	5.42	$3.07	805	$2.09
$5.40 to $7.63	1,288	8.06	6.93	233	6.57
$7.71 to $8.59	871	8.59	8.10	121	8.16
$8.63 to $8.63	2,712	8.63	8.63	411	8.63
$8.65 to $22.11	1,315	9.00	14.38	133	10.09
$22.46 to $27.69	95	9.84	25.51	—	26.19
	7,663	8.03	$8.48	1,703	$5.37

As of July 2, 2005, June 30, 2004 and 2003 there were approximately 1,703,000, 2,234,000 and 2,615,000 options exercisable at weighted average exercise prices per share of $5.37, $3.88 and $3.86, respectively.

The following table summarizes stock option activity:

	Options Outstanding (Amounts in thousands)	Weighted Average Exercise Price Per Share
Balance June 30, 2002	5,457	$5.06
Granted	3,411	4.65
Exercised	(195)	2.98
Cancelled	(1,882)	5.92
Balance June 30, 2003	6,791	4.67
Granted	6,706	8.25
Exercised	(1,506)	4.62
Cancelled	(1,871)	6.13
Balance June 30, 2004	10,120	6.78
Granted	1,173	16.33
Exercised	(2,854)	6.00
Cancelled	(776)	7.32
Balance July 2, 2005	7,663	$8.48

The weighted average fair value of options and awards granted during the fiscal year ended July 2, 2005, June 30, 2004, and June 30, 2003 was $27.81, $26.38 and $10.27, respectively. As of July 2, 2005 there were 1,408,633 shares available for future grant.

Stock Purchase Plan

The 1998 Employee Stock Purchase Plan (the “Plan”) has a total of 2,531,250 shares of common stock reserved for issuance under the Plan. The Plan allows eligible employees to purchase the Company’s common stock in an amount, which may not exceed 10% of the employee’s compensation. Through bebe stores inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Shareholders’ Equity (Continued)

April 30, 2005, the Plan was implemented in sequential 24-month offerings, each offering generally comprised of eight, three-month purchase periods, with shares purchased on the last day of each purchase period (a “Purchase Date”). The price at which stock was purchased was equal to 85% of the lower of fair market value of the Company’s common stock on the first and last day of the offering period or the Purchase Date. Beginning with the May 1, 2005 purchase period, the Plan is implemented in three-month purchase periods. The price at which stock may be purchased is equal to 95% of the fair market value of the Company’s common stock on the Purchase Date. During the years ended July 2, 2005, June 30, 2004, and June 30, 2003 there were 17,332, 26,935, and 43,534 shares issued, respectively.

10. Litigation

As of the date of this filing, the Company is involved in several ongoing legal proceedings as described below.

A former candidate for an executive position sued the Company and two other named defendants in a First Amended Complaint, filed November 9, 2004 in the Superior Court of the State of California, County of San Francisco (case No. CGC-04-435517), seeking unspecified monetary damages and other equitable relief. The claims against bebe allege intentional and negligent interference with prospective economic advantage and contractual relations, breach of contract, breach of implied covenant of good faith and fair dealing, fraud, promissory estoppel, negligence, intentional and negligent infliction of emotional distress, and violation of Labor Code Section 970. The Company believes that the claims against the Company are without merit, therefore has not made an estimate of potential liabilities, and will continue to vigorously defend this matter.

A former employee sued the Company in a complaint filed on April 28, 2005 in the United States District Court for the Northern District of California (case No. C05-0177-MHP) alleging violations under the Fair Labor Standards Act, specifically that the Company obligated her to buy and wear its brand clothing as a uniform, without reimbursement or credit, and the net effect of deducting the value of such required purchases from her wages would often result in her not being paid minimum wages. The plaintiff purports to bring the action also on behalf of a class of hourly, non-managerial employees who are similarly situated. The lawsuit seeks compensatory, statutory and injunctive relief. The Company believes plaintiff’s claims are without merit, therefore has not made an estimate of potential liabilities, and will continue to vigorously defend this matter.

The Company was a named defendant in three separate California Superior Court cases, (case No. CIV435794 in San Mateo County, case No. GIC824505 in San Diego County, and case No. 04AS03109 in Sacramento County) each alleging Labor Code violations due to misclassifying its employees as exempt under California state law.  Each of these cases has been resolved and dismissals have been filed for case No. CIV 435794 and case No. GIC824505.  The Company anticipates that case No. 04AS03109 will be dismissed within 30 days of the date of this filing.  On June 10, 2005, eight plaintiffs filed a lawsuit in the California Superior Court, County of San Mateo (case No. CIV 447421) containing similar allegations.  This case was also resolved and the Company anticipates its dismissal being filed within 30 days of the date of this filing. The resolution of these cases did not have a material adverse effect on the Company’s business, financial condition, or results of operations.

The Company intends to defend itself vigorously against these claims. However, the results of any litigation are inherently uncertain. The Company cannot assure you that it will be able to successfully bebe stores inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Litigation (Continued)

defend itself in these lawsuits. Where required, and/or otherwise appropriate, the Company has made an estimate of potential liabilities that management believes are reasonable. This estimate will be revised as further information becomes available. Although the final resolution of these matters may be greater than the Company’s recorded liability, management does not believe the ultimate resolution will have a material adverse effect on the Company’s business, financial condition or results of operations.

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

	2005 Quarter Ended
	October 2	January 1	April 2	July 2
	(in thousands, except per share data)
Net sales	$103,147	$152,581	$116,862	$136,937
Gross profit	50,099	78,349	54,679	69,840
Selling, general and administrative expenses	32,538	40,275	37,842	40,432
Income from operations	17,561	38,074	16,837	29,408
Earnings before income taxes	18,416	39,129	17,954	31,394
Net earnings	11,418	24,260	11,131	19,523
Basic earnings per share	$0.13	$0.27	$0.12	$0.21
Diluted earnings per share	$0.13	$0.26	$0.12	$0.21

	2004 Quarter Ended
	September 30	December 31	March 31	June 30
	(in thousands, except per share data)
Net sales	$83,552	$112,014	$83,637	$93,054
Gross profit	38,500	54,052	38,713	43,723
Selling, general and administrative expenses	29,292	32,327	30,485	30,174
Income from operations	9,208	21,725	8,228	13,549
Earnings before income taxes	9,669	22,222	8,752	14,026
Net earnings	6,043	13,889	5,464	8,374
Basic earnings per share	$0.07	$0.16	$0.06	$0.10
Diluted earnings per share	$0.07	$0.16	$0.06	$0.09

The financial results for the quarter ended April 2, 2005 include the effects of the lease accounting adjustments described in Note 1.

12. Subsequent Event

On August 16, 2005 our Board of Directors approved the quarterly dividend of $0.04 per share which will be paid on September 30, 2005 to shareholders of record on September 19, 2005.

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION OF DOCUMENT
3.1	Amended and Restated Articles of Incorporation of Registrant.
3.2******	Amended and Restated Bylaws of Registrant.
4.1*	Specimen certificate representing the Common Stock (in standard printer form, not provided).
10.1	1997 Stock Plan.
10.2*	1998 Stock Purchase Plan.
10.3*	Form of Indemnification Agreement.
10.6**

Standard Industrial/Commercial-Tenant Lease-Net dated November 30, 1998 between Registrant and Far Western Land and Investment Company, Inc., (lease for additional building to house administrative departments in Brisbane, California).

10.8***	Form of Retail Store License Agreement between Registrant and [company].
10.9****	Amendment No. 1 to Lease Agreement (amendment to Standard Industrial/Commercial-Tenant Lease-Net dated November 30, 1998 between Registrant and Far Western Land and Investment Company, Inc.)
10.10*****	Lease Agreement dated October 24, 2000, as amended, between Registrant and Lincoln PO Benicia Limited Partnership.
10.11*****	Lease Agreement dated November 3, 2000, as amended, between Registrant and Stanley Hirsh and Anita Hirsh as trustees, D/B/A Mercantile Center.
10.12*****	Form of Restricted Stock Units Agreement
10.17******	Standard Offer, Agreement and Escrow Instructions for Purchase of Real Estate dated January 20, 2004 by and among bebe stores, inc. and 10345 Olympic LLC.
10.18*******	Business Loan Agreement dated March 28, 2003, as amended, between Registrant and Bank of America N.A.
10.19	2006 Management Bonus Plan
21.1	Subsidiaries of Registrant.
23.1	Report of Independent Registered Public Accounting Firm.
24.1	Power of Attorney (see signature page).
31.1	Section 302 Certification of Chief Executive Officer.
31.2	Section 302 Certification of Chief Financial Officer.
32.1	Section 906 Certification of Chief Executive Officer.
32.2	Section 906 Certification of Chief Financial Officer.

*	Incorporated by reference from exhibits of the same number in Registrant’s Registration Statement on Form S-1 (Reg. No. 333-50333), effective June 16, 1998.
**	Incorporated by reference from exhibits of the same number in Registrant’s Quarterly Report on Form 10-Q filed on February 16, 1999.

***	Incorporated by reference from exhibits of the same number in Registrant’s Annual Report on Form 10-K filed on September 28, 1999.
****	Incorporated by reference from exhibits of the same number in Registrant’s Annual Report on Form 10-K filed on September 28, 2000.
*****	Incorporated by reference from exhibits of the same number in Registrant’s Annual Report on Form 10-K filed on September 29, 2003.
******	Incorporated by reference from exhibit of the same number in Registrant’s Annual Report on Form 10-K filed on September 13, 2004.
*******	Incorporated by reference from exhibit of the same number in Registrant’s Current Report on Form 8-K filed on September 20, 2004.