Form 10-Q
period 2005-10-01
BEBE STORES INC
filed 2005-11-10
CIK 1059272

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 1, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes   ☒ No

The number of shares of registrant’s common stock, par value $0.001 per share, outstanding as of November 1, 2005 was 91,206,293 bebe stores, inc.

PART I.    FINANCIAL INFORMATION

ITEM 1.     Condensed Consolidated Financial Statements

bebe stores, inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(unaudited)

	As of October 1, 2005	As of July 2, 2005	As of October 2, 2004

Assets:
Current assets:
Cash and equivalents	$31,479	$27,072	$27,305
Short-term marketable securities	253,632	241,604	166,650
Receivables (net of allowance of $912, $843 and $678)	8,029	6,547	4,176
Inventories	39,638	31,785	36,886
Prepaid and other	13,170	12,599	12,640
Total current assets	345,948	319,607	247,657
Property and equipment, net	78,349	77,753	63,346
Long-term marketable securities	—	2,000	7,875
Other assets	8,899	8,186	4,211
Total assets	$433,196	$407,546	$323,089

Liabilities and Shareholders’ Equity:
Current liabilities:
Accounts payable	$25,575	$20,682	$24,909
Accrued liabilities	27,369	23,041	23,464
Current portion of capital leases	168	167	—
Total current liabilities	53,112	43,890	48,373
Long term portion of capital leases	184	226	—
Deferred rent and other lease incentives	32,912	30,187	19,157
Total liabilities	86,208	74,303	67,530

Commitments and contingencies	—	—	—
Shareholders’ equity:
Preferred stock-authorized 1,000,000 shares at $0.001 par value per share; no shares issued and outstanding	—	—	—
Common stock-authorized 135,000,000 shares at $0.001 par value per share; issued and outstanding 91,206,371, 91,127,616 and 88,411,095 shares	91	91	88
Additional paid-in capital	83,606	80,526	50,328
Deferred compensation	—	(35)	(9)
Accumulated other comprehensive income	1,676	971	719
Retained earnings	261,615	251,690	204,433
Total shareholders’ equity	346,988	333,243	255,559
Total liabilities and shareholders’ equity	$433,196	$407,546	$323,089

See accompanying notes to condensed consolidated financial statements.

bebe stores, inc.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share data)

(unaudited)

	Quarters Ended
	October 1, 2005	October 2, 2004
Net sales	$126,155	$103,147
Cost of sales, including production and occupancy	63,952	53,048
Gross profit	62,203	50,099
Selling, general and administrative expenses	42,249	32,538

Income from operations	19,954	17,561
Interest and other income, net	2,115	855

Earnings before income taxes	22,069	18,416
Provision for income taxes	8,496	6,998
Net earnings	$13,573	$11,418
Basic earnings per share	$0.15	$0.13
Diluted earnings per share	$0.14	$0.13
Basic weighted average shares outstanding	91,147	88,283
Diluted weighted average shares outstanding	94,159	90,045

See accompanying notes to condensed consolidated financial statements.

bebe stores, inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Quarters Ended
	October 1, 2005	October 2, 2004
Cash flows from operating activities:
Net earnings	$13,573	$11,418
Adjustments to reconcile net earnings to cash provided by operating activities:
Non-cash compensation expense	2,309	27
Depreciation and amortization	3,769	3,151
Net loss on disposal of property	1	4
Deferred income taxes	(504)	—
Deferred rent and other lease incentives	2,687	961
Changes in operating assets and liabilities:
Receivables	(915)	(1,242)
Inventories	(8,053)	(11,322)
Prepaid expenses and other assets	(803)	(5,089)
Accounts payable	4,889	10,442
Accrued liabilities	4,628	4,275
Net cash provided by operating activities	21,581	12,625

Cash flows from investing activities:
Purchase of property and equipment	(4,950)	(4,348)
Purchase of marketable securities	(82,702)	(60,400)
Proceeds from sales of marketable securities	72,901	53,950
Net cash used by investing activities	(14,751)	(10,798)

Cash flows from financing activities:
Net proceeds from issuance of common stock	551	994
Tax benefit on options exercised	256	—
Cash dividends paid	(3,648)	(1,962)
Other	(41)	—
Net cash used by financing activities	(2,882)	(968)

Net increase in cash and equivalents	3,948	859
Effect of exchange rate changes on cash	459	391
Cash and equivalents:
Beginning of period	27,072	26,055
End of period	$31,479	$27,305

See accompanying notes to condensed consolidated financial statements.

bebe stores, inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

INTERIM FINANCIAL STATEMENTS

The accompanying condensed consolidated balance sheets of bebe stores, inc. as of October 1, 2005, July 2, 2005, and October 2, 2004, and the condensed consolidated statements of earnings and cash flows for the quarters ended October 1, 2005 and October 2, 2004 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X without audit. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position at the balance sheet dates and the results of earnings for the periods presented have been included. The condensed consolidated balance sheet at July 2, 2005, presented herein, was derived from the audited balance sheet included in the Form 10-K for the fiscal year ended July 2, 2005.

Our business is affected by the pattern of seasonality common to most retail apparel businesses. The results for the current and prior periods are not necessarily indicative of future financial results.

Certain notes and other information have been condensed or omitted from the interim condensed consolidated financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these condensed consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended July 2, 2005.

FISCAL YEAR

Beginning on July 1, 2004, the Company changed their fiscal year to a 52/53 week year, each period ending on a Saturday.  The first quarter of fiscal year 2006 began on July 3, 2005 and ended on October 1, 2005 and included 91 days.  The first quarter of fiscal year 2005 began on July 1, 2004 and ended on October 2, 2004 and included three additional days in the reporting period than the comparative period of fiscal year 2006.

RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform to the current year presentation.

EARNINGS PER SHARE

Basic earnings per share is computed as net earnings divided by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur from common shares issuable through the exercise of dilutive stock options.

The following is a reconciliation of the number of shares used in the basic and diluted earnings per share computations:

	Quarters Ended
	October 1, 2005	October 2, 2004
	(In thousands)
Basic weighted average number of shares outstanding	91,147	88,283
Incremental shares from the assumed issuance of stock options	3,012	1,762
Diluted weighted average number of shares outstanding	94,159	90,045

The number of incremental shares from the assumed issuance of stock options is calculated applying the treasury stock method.

Excluded from the computation of the number of diluted weighted average shares outstanding were antidilutive options of approximately 917,000 and 4,230,000, for the quarters ended October 1, 2005 and October 2, 2004, respectively.

COMPREHENSIVE INCOME

Comprehensive income consists of net income and other comprehensive income (income, expenses, gains and losses that bypass the income statement and are reported directly as a separate component of equity).  The Company’s comprehensive income consists of net income and foreign currency translation adjustments for all periods presented.

	Quarters Ended
	October 1, 2005	October 2, 2004
	(In thousands)
Net income	$13,573	$11,418
Other comprehensive income	705	423
Total comprehensive income	$14,278	$11,841

CREDIT FACILITIES

The Company has an unsecured commercial line of credit agreement with a bank, which provides for borrowings and issuance of letters of credit of up to $25.0 million and expires on March 1, 2006. Outstanding cash borrowings bear interest at either the bank’s reference rate (which was 6.75% as of October 1, 2005) or the LIBOR rate plus 1.75 percentage points. As of October 1, 2005, there were no outstanding cash borrowings under the line of credit, and there was $8.4 million outstanding in letters of credit.

This credit facility requires the Company to comply with certain financial covenants, including amounts for minimum tangible net worth, unencumbered liquid assets and profitability, and certain restrictions on making loans and investments.

STOCK BASED COMPENSATION

The 1997 Stock Plan as amended (the “Stock Plan”) provides for the grant of incentive stock options, non-qualified stock options, stock purchase rights, stock awards and restricted stock units. Although the Stock Plan allows for stock options and related awards to be granted at prices below fair market value, the Company has historically granted such options at the fair market value of the stock on the date of grant.  Stock options and related awards have a maximum term of ten years.  Options granted vest over four years with 20% of the award vested in each of the first and second years, and 30% vested in each of the remaining two years.  Restricted stock units awarded to Directors generally vest over a period of one year from the date of grant.  As of October 1, 2005, the Company has reserved 19,113,750 shares of common stock for issuance under the Stock Plan and there were 1,140,838 shares available for future grant.

Prior to July 3, 2005, the Company accounted for stock-based awards granted to employees and non-employee Directors under the Stock Plan in accordance with the measurement and recognition provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, Financial Accounting Standards Board (“FASB”) Statement No. 123 “Accounting for Stock-Based Compensation,” and complied with the disclosure provisions of FASB Statement No. 148, “Accounting for Stock Based Compensation Transition and Disclosure, an Amendment of FASB Statement No. 123.”

Effective July 3, 2005, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), “Share-Based Payment”, using the modified prospective transition method.  Under this transition method, compensation cost in 2006 includes the portion vesting in the period for (1) all share-based payments granted prior to, but not vested as of July 2, 2005, based on the grant date fair value estimated in accordance with the original provisions of FASB Statement No. 123 and (2) all share-based payments granted subsequent to July 2, 2005, based on the grant date fair value estimated in accordance with the provisions of FASB Statement No. 123(R). Results for prior periods have not been restated.

The Company recognized share-based compensation expense of $2.3 million ($0.02 per diluted share, after related tax benefit of $0.9 million) in the quarter ended October 1, 2005 as a component of selling, general and administrative expenses.  As of October 1, 2005, there was $25.2 million (before any related tax benefit) of total unrecognized compensation cost related to nonvested share-based compensation that is expected to be recognized over a weighted-average period of 1.9 years.

Prior to the adoption of FASB Statement No. 123(R), the Company presented all benefits of tax deductions resulting from the exercise of share-based compensation as operating cash flows in the Statements of Cash Flows. FASB Statement No. 123(R) requires the benefits of tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. First quarter 2006 results include $0.3 million of excess tax benefits as a financing cash inflow.

Had stock based employee compensation expense been determined based upon the fair values at the grant dates for awards under the Company’s stock plan in accordance with FASB Statement No. 123 in the first quarter of fiscal year 2005, the Company’s pro forma net earnings, basic and diluted earnings per common share would have been as follows:

Quarter Ended October 2, 2004
(In thousands, except per share amounts)

Net income, as reported	$11,418
Add: Stock-based employee compensation expense included in reported net income, net of income tax	17
Deduct: Stock based employee compensation determined under the fair value method, net of income tax	(1,626)
Net income, pro forma	$9,809

Basic EPS, as reported	$0.13
Basic EPS, pro forma	$0.11

Diluted EPS, as reported	$0.13
Diluted EPS, pro forma	$0.11

The fair value of each option grant was estimated on the date of the grant using the Black-Scholes valuation model.  The expected life of the options represents the period of time the options are expected to be outstanding and is based on historical trends. For the quarter ended October 1, 2005, expected stock price volatility is based on an average of the historical volatility of the Company’s stock for a period approximating the expected life and the implied volatility based on traded options of the Company’s stock.  For the quarter ended October 2, 2004, expected stock volatility was based on historical volatility only.  The expected dividend yield is based on the Company’s most recent annual dividend payout. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant and has a term that approximates the expected life.

The following table presents the weighted-average assumptions used in the option pricing model for the first quarter 2006 and 2005 stock option grants.

	Quarters Ended
	October 1, 2005	October 2, 2004
		(Pro forma)
Expected dividend rate	0.9%	1.0%
Volatility	54.5%	72.1%
Risk-free interest rate	4.0%	3.5%
Expected lives (years)	4.4	6.0
Fair value per option granted	$8.35	$4.89

The following table summarizes stock option activity during the quarter ended October 1, 2005:

	Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)			(In thousands)
Outstanding, July 2, 2005	7,663	$8.48
Granted	409	18.57
Exercised	(77)	6.59
Cancelled	(149)	5.37
Outstanding, October 1, 2005	7,846	$9.08	7.90	$66,092
Exercisable, October 1, 2005	2,090	$5.85	6.24	$24,349

Intrinsic value for stock options is defined as the difference between the current market value and the grant price. During the quarter ended October 1, 2005, the total intrinsic value of stock options exercised was $0.9 million. Cash received from stock options exercised during the quarter was $0.6 million and the actual tax benefit realized for tax deductions from stock options exercised totaled $0.4 million.

The following table summarizes restricted stock unit activity during the quarter ended October 1, 2005:

	Shares	Weighted Average Grant Date Fair Value Per Share
	(In thousands)
Nonvested, July 2, 2005	6	$16.67
Granted	8	$17.36
Nonvested, October 1, 2005	14	$17.06

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

The Company was a named defendant in four separate California Superior Court cases, (case No. CIV435794 in San Mateo County, case No. GIC824505 in San Diego County, case No. 04AS03109 in Sacramento County and case No. CIV 447421 in San Mateo County) each alleging Labor Code violations due to misclassification of employees as exempt under California state law.  All of these cases have been resolved and dismissals have been filed for case No. CIV 435794 and case No. GIC824505 and dismissals will be filed no later than November 14, 2005 for case No. 04AS03109 and case No. CIV 447421.  The resolution of these cases did not have a material adverse effect on the Company’s business, financial condition, or results of operations.

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

We market our products under the bebe, BEBE SPORT and bebe O brand names through our 220 retail stores, of which 169 are bebe stores, 34 are BEBE SPORT stores, and 17 are bebe outlet stores.  These stores are located in 32 states, the District of Columbia, Puerto Rico and Canada. In addition, we have an on-line store at www.bebe.com and our licensees operate 14 international stores.  During the first quarter of fiscal 2006, we opened 7 stores, including 4 bebe stores and 3 BEBE SPORT stores, and closed 1 bebe store.  We expect to open approximately 35 stores, including 20 bebe stores, 12 BEBE SPORT stores and 3 outlet stores, during the year.  We also plan to renovate, relocate or expand approximately 17 existing stores and close approximately 4 stores, resulting in square footage growth of approximately 15%.

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

Direct to consumer.   The Company launched a direct mail marketing program in fiscal 2005 and plans to increase the circulation and frequency of mailings during fiscal 2006. We effectively communicate our brand strategy to our best customers through direct to consumer marketing.

CRITICAL ACCOUNTING POLICIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations are based upon our consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America.

The preparation of these financial statements requires the appropriate application of certain accounting policies, many of which require us to make estimates and assumptions about future events and their impact on amounts reported in our financial statements and related notes. Since future events and their impact cannot be determined with certainty, the actual results will inevitably differ from our estimates. Such differences could be material to the financial statements. We believe our application of accounting policies, and the estimates inherently required therein, are reasonable. These accounting policies and estimates are constantly reevaluated, and adjustments are made when facts and circumstances dictate a change. Our accounting policies are more fully described in Note 1 to the consolidated financial statements in our annual report on Form 10-K for the year ended July 2, 2005.

We have identified certain critical accounting policies, which are described below:

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

Long-lived assets. We review long-lived assets for impairment whenever events or changes in circumstances, such as store closures or poor performing stores, indicate that the carrying value of an asset may not be recoverable. If the undiscounted cash flows from the long-lived assets are less than the carrying value we record an impairment charge equal to the difference between the carrying value and the asset’s fair value. In addition, at the time a decision is made to close a store, we record an impairment charge, if appropriate, or accelerate depreciation over the revised useful life of the asset. Historically, our impairment charges have been immaterial.  During the quarters ended October 1, 2005 and October 2, 2004 we recorded $73,000 and $0, respectively, of impairment charges.  We believe at this time that the long-lived assets’ carrying values and useful lives continue to be appropriate.

Sales Return Reserve. We record a reserve for estimated product returns based on historical return trends.  As of October 1, 2005 and October 2, 2004, the reserve was $868,000 and $734,000, respectively.  If actual returns are greater than those projected, additional sales returns may be recorded in the future.

Accrued Litigation.  We accrue estimates of probable liabilities associated with lawsuits and claims. The results of any litigation are inherently uncertain. As information becomes available, we assess the potential liabilities related to pending litigation and may revise our estimates as necessary. Such revisions of estimates could materially impact the results of operations and financial position.

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

RESULTS OF OPERATIONS

Beginning on July 1, 2004, we changed our fiscal year to a 52/53 week year, each period ending on a Saturday.  The first quarter of fiscal year 2006 began on July 3, 2005 and ended on October 1, 2005 and includes 91 days.  The first quarter of fiscal year 2005 began on July 1, 2004 and ended on October 2, 2004 and includes three additional days in the reporting period than the comparative period of fiscal year 2006.  For the first quarter of fiscal 2006, comparable store sales were determined using a comparable period of 91 days.

The following table sets forth certain financial data as a percentage of net sales for the periods indicated:

	Quarters Ended
	October 1, 2005	October 2, 2004
Statements of Operations Data:
Net sales	100.0%	100.0%
Cost of sales, including production and occupancy (1)	50.7	51.4
Gross profit	49.3	48.6
Selling, general and administrative expenses (2)	33.5	31.5
Income from operations	15.8	17.1
Interest and other income, net	1.7	0.8
Earnings before income taxes	17.5	17.9
Provision for income taxes	6.7	6.8
Net earnings	10.8%	11.1%

(1)                                  Cost of sales includes the cost of merchandise, occupancy costs, distribution center and production costs.

(2)                                  Selling, general and administrative expenses primarily consist of non-occupancy store costs, corporate overhead and advertising costs.  Stock based compensation expense is included for the quarter ended October 1, 2005.

Net Sales. Net sales increased to $126.2 million during the quarter ended October 1, 2005 from $103.1 million for the quarter ended October 2, 2004, an increase of $23.1 million, or 22.4%. During the quarter an increase in comparable store sales of 17.3% versus the prior year contributed $15.3 million to the increase in sales.  The increase in comparable store sales performance was largely due to customer acceptance of the product offering.  The remaining increase in sales of $7.8 million was generated by stores not included in the comparable store sales base and increases over the same period of the prior year in on-line sales, wholesale sales to international licensees, and royalty revenue from product licensees.

Gross Profit. Gross profit increased to $62.2 million during the quarter ended October 1, 2005 from $50.1 million for the quarter ended October 2, 2004, an increase of $12.1 million, or 24.2%. As a percentage of net sales, gross profit increased to 49.3% for the quarter ended October 1, 2005 from 48.6% in the quarter ended October 2, 2004. The increase in gross profit as a percentage of net sales resulted primarily from favorable occupancy leverage as a result of higher comparable store sales.

Selling, General and Administrative Expenses. Selling, general and administrative expenses, which primarily consist of non-occupancy store costs, corporate overhead and advertising costs, increased to $42.2 million during the quarter ended October 1, 2005 from $32.5 million in the quarter ended October 2, 2004, an increase of $9.7 million, or 29.8%. As a percentage of net sales, these expenses increased to 33.5% during the quarter from 31.5% in the comparable period of the prior year. The increase as a percent of net sales is primarily due to a $2.3 million pre-tax charge, or 1.8% of sales, related to the expensing of stock based compensation, and to an increase in advertising expenses of 0.8% of net sales, partially offset by lower compensation expense as a result of higher store productivity.

Interest and Other Income, Net. We generated approximately $2.1 million of interest and other income (net of other expenses) during the quarter ended October 1, 2005 as compared to approximately $0.9 million in the quarter ended October 2, 2004. The increase in interest and other income is a result of higher average cash balances and higher interest rates.

Provision for Income Taxes. The effective tax rate increased to 38.5% for the quarter ended October 1, 2005 from 38.0% for the quarter ended October 2, 2004 due to the adoption of FASB Statement No. 123(R) which changed the requirements regarding recognition of stock based compensation. As a result of adopting FASB Statement No. 123(R), the compensation expense associated with incentive stock options increases the Company’s effective tax rate.  Due to the timing of when an incentive stock option is exercised and sold and the level of earnings, the effective tax rate is expected to fluctuate from quarter to quarter under FASB Statement No. 123(R).

Seasonality of Business and Quarterly Results

 Our business varies with general seasonal trends that are characteristic of the retail and apparel industries. As a result, our typical store generates a higher percentage of its annual net sales and profitability in the second quarter of our fiscal year (which includes the holiday selling season) compared to the other quarters of our fiscal year. If for any reason our sales were below seasonal norms during the second quarter of our fiscal year, our annual operating results would be negatively impacted. Because of the seasonality of our business, results for any quarter are not necessarily indicative of results that may be achieved for a full fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

Our working capital requirements vary widely throughout the year and generally peak in the first and second fiscal quarters. At October 1, 2005, we had approximately $285.1 million of cash and equivalents and short-term marketable securities on hand. In addition, we had a revolving line of credit under which we could borrow or issue letters of credit up to a combined total of $25.0 million. As of October 1, 2005, there were no cash borrowings outstanding under the line of credit and letters of credit outstanding totaled $8.4 million.

Net cash provided by operating activities for the quarter ended October 1, 2005 was $21.6 million. Cash provided by operating activities for the period was primarily generated by earnings adjusted for stock compensation, depreciation and deferred rent, increases in accounts payable and accrued liabilities, primarily due to the timing of payments, offset by an increase in inventory in preparation for the fall and holiday selling seasons.

Net cash used by investing activities for the quarter ended October 1, 2005 was $14.8 million due to the purchase of marketable securities and capital expenditures, primarily related to the opening of new stores.  We opened seven new stores in the first quarter of fiscal 2006 and expect to open approximately 35 stores during fiscal 2006.  We estimate that total capital expenditures will be approximately $33 million in fiscal 2006.

Net cash used by financing activities was $2.9 million for the quarter ended October 1, 2005 and was due to the payment of a cash dividend on our common stock partially offset by proceeds from stock option exercises.

We believe that our cash on hand, together with our cash flows from operations, will be sufficient to meet our capital and operating requirements for at least the next twelve months. Our future capital requirements, however, will depend on numerous factors, including without limitation, the size and number of new and expanded stores and/or store concepts, investment costs for management information systems, potential acquisitions and/or joint ventures, dividend payments, repurchase of stock and future results of operations.

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

6.   We are subject to risks associated with our on-line sales.   We operate an on-line store at www.bebe.com to sell our merchandise, which we plan to migrate to a third party platform in the spring season of fiscal 2006. Although our online sales encompass a relatively small percentage of our total sales, our on-line operations are subject to numerous risks, including unanticipated operating problems, reliance on third-party computer hardware and software providers, system failures and the need to invest in additional computer systems. The on-line operations also involve other risks that could have an impact on our results of operations including, but not limited to, diversion of sales from our other stores, rapid technological change, liability for online content, credit card fraud, risks related to the failure of the computer systems that operate the website and its related support systems. In addition, with the migration to a third party we will no longer have direct control of our on-line business. There can be no assurance that our on-line store will continue to achieve sales and profitability growth or even remain at its current level.

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

8.   We rely on information technology, the disruption of which could adversely impact our business.   We rely on various management information systems to manage our operations and regularly make investments to upgrade, enhance or replace such systems. For example, in the first quarter of fiscal year 2006, we launched a customer loyalty program to a select number of stores to be used in conjunction with our direct marketing initiatives. We will continue to test, monitor and update this program as we complete the roll out of the program during the second quarter of fiscal 2006.  In addition, in fiscal year 2006 we plan to implement an enhanced production system supporting our design, manufacturing and merchandising needs. We cannot assure you that we will be successful with the implementation of these and other new systems. Any delays or difficulties in transitioning to new systems, or in integrating them with our current systems, or any other disruptions affecting any of our management information systems, could have a material adverse impact on our business, financial condition and results of operations.

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

10.   Purchases of the merchandise we sell are generally discretionary and are therefore particularly susceptible to economic conditions.   The outlook for the United States economy is uncertain and is directly affected by factors that are beyond our control. Such factors include disposable consumer income, oil prices, recession and fears of recession, war and fears of war, inclement weather, consumer debt, interest rates, sales tax rates, consumer confidence in future economic conditions and political conditions, and consumer perceptions of personal well-being and security. Consumers are generally more willing to make discretionary purchases, including purchases of fashion products, during periods in which favorable economic conditions prevail. If economic conditions change, our business, financial condition and results of operations could be adversely affected. While the temporary closure of our three stores that were directly affected by Hurricane Katrina will not have a material impact on our operating results, we cannot predict the indirect effects such as rising oil and freight prices, consumer spending, or other economic factors that this, or any other, natural disasters will have on our results of operations.

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

We are seeking to register our trademarks domestically and internationally. Obstacles may exist that may prevent us from obtaining a trademark for the bebe name or related names in certain jurisdictions and/or classes of use. We may not be able to register certain trademarks or purchase the right or obtain a license to use the bebe name or related names on commercially reasonable terms. If we fail to obtain trademark, ownership or license the requisite rights, it would limit our ability to expand. Furthermore, if we do not demonstrate use of our trademarks, our existing trademark rights may lapse over time.  In some jurisdictions, despite successful registration of our trademarks, third parties may allege infringement and bring actions against us. In addition, if our licensees fail to use our intellectual property correctly, the reputation and value associated with our trademarks may be diluted.

13.   If an independent manufacturer violates labor or other laws, or is accused of violating any such laws, or if their labor practices diverge from those generally accepted as ethical, it could harm our business and brand image.   While we maintain a policy to monitor the operations of our independent manufacturers by having an independent firm inspect these manufacturing sites, and all manufacturers are contractually required to comply with such labor practices, we cannot control the actions or the public’s perceptions of such manufacturers, nor can we assure that these manufacturers will conduct their businesses using ethical or legal labor practices. While we do not control their employees’ employment conditions or the manufacturers’ business practices, and the manufacturers act in their own interest, they may act in a manner that results in negative public perceptions of us and/or employee allegations, and courts may or may not determine that we are jointly liable in such cases.

RISKS RELATING TO OUR COMMON STOCK:

 1.   Our stock price may fluctuate because of the small number of shares that can be publicly traded and the low average daily trading volumes.   The vast majority of our outstanding shares of our common stock are subject to trading restrictions. As of October 1, 2005, approximately 24,000,000 shares of our common stock were available to be publicly traded, and as a result, our average daily trading volumes are relatively low, and our stock price is vulnerable to market swings due to large purchases, sales and short sales of our common stock.

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

3.   Because a principal shareholder controls the company, other shareholders may not be able to influence the direction the company takes.   As of October 1, 2005, Manny Mashouf, the Chairman of the Board, beneficially owned approximately 74% of the outstanding shares of our common stock. As a result, he alone can control the election of directors and the outcome of all issues submitted to the shareholders. This may make it more difficult for a third party to acquire shares, may discourage acquisition bids, and could limit the price that certain investors might be willing to pay for shares of common stock. This concentration of stock ownership may have the effect of delaying, deferring or preventing a change in control of our company.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks, which include changes in U.S. interest rates and, to a lesser extent, foreign exchange rates. We do not engage in financial transactions for trading or speculative purposes.

Interest Rate Risk

We currently maintain a portfolio of variable interest rate investments consisting of cash equivalents and short-term marketable securities.  Marketable securities are comprised of closed-end variable interest rate funds that invest primarily in tax-exempt municipal bonds.  Due to the variable nature of these investments, their value is typically not subject to market rate changes.  According to our investment policy, we may invest in taxable and tax exempt instruments.  In addition, the policy establishes limits on credit quality, maturity, issuer and type of instrument.  Marketable securities are classified as “available for sale”.  We do not use derivative financial instruments in our investment portfolio.

All highly liquid investments with a maturity of three months or less at the date of purchase are considered to be cash equivalents.  The remaining investments are considered short-term marketable securities if original maturities range between four and twelve months or long-term marketable securities if original maturities are over twelve months.

The following table lists our cash equivalents and short-term marketable securities at October 1, 2005:

	Book Value	Fair Value
	(Dollars in thousands)
Cash equivalents	$21,289	$21,289
Weighted average interest rate (1)	2.00%
Short-term marketable securities	253,632	253,632
Weighted average interest rate (1)	2.71%

Total	$274,921	$274,921

(1)  Represents the weighted average interest rates for tax exempt municipal bonds, municipal preferreds, corporate preferreds and taxable and tax exempt institutional money market instruments.

The interest payable on outstanding cash borrowings under our bank line of credit is based on variable interest rates and therefore affected by changes in market interest rates.  As we have no outstanding cash borrowings, if interest rates rose significantly, our results from operations and cash flows would not be affected.

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

ITEM 4.  CONTROLS AND PROCEDURES

(a)                                  Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

(b)                                 There has been no change in our internal control over financial reporting during the quarter ended October 1, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The Company was a named defendant in four separate California Superior Court cases, (case No. CIV435794 in San Mateo County, case No. GIC824505 in San Diego County, case No. 04AS03109 in Sacramento County and case No. CIV 447421 in San Mateo County) each alleging Labor Code violations due to misclassification of employees as exempt under California state law.  All of these cases have been resolved and dismissals have been filed for case No. CIV 435794 and case No. GIC824505 and dismissals will be filed no later than November 14, 2005 for case No. 04AS03109 and case No. CIV 447421.  The resolution of these cases did not have a material adverse effect on the Company’s business, financial condition, or results of operations.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5.  OTHER INFORMATION

Not applicable.

ITEM 6.  EXHIBITS

(a) Exhibits.  The following is a list of exhibits filed as part of this Report on Form 10-Q.

Exhibit Number	Description

10.19*	Management Bonus Plan
31.1	Section 302 Certification of Chief Executive Officer.
31.2	Section 302 Certification of Chief Financial Officer.
32.1	Section 906 Certification of Chief Executive Officer.
32.2	Section 906 Certification of Chief Financial Officer.

*  Incorporated by reference from exhibit of the same number in Registrant’s Annual Report on For 10-K filed on September 14, 2005.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated November 10, 2005

bebe stores, inc.

/s/ Walter Parks
Walter Parks, Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

10.19*	Management Bonus Plan
31.1	Section 302 Certification of Chief Executive Officer
31.2	Section 302 Certification of Chief Financial Officer
32.1	Section 906 Certification of Chief Executive Officer
32.2	Section 906 Certification of Chief Financial Officer

*  Incorporated by reference from exhibit of the same number in Registrant’s Annual Report on For 10-K filed on September 14, 2005.