Form 10-Q
period 2005-12-31
BEBE STORES INC
filed 2006-02-09
CIK 1059272

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2005

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

Telephone: (415) 715-3900

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act).  ☐ Large accelerated filer  ☒ Accelerated filer  ☐ Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuers of common stock, as of the latest practicable date.

COMMON STOCK, PAR VALUE OF $0.001 PER SHARE, 91,283,492 SHARES
OUTSTANDING AS OF JANUARY 31, 2006

bebe stores, inc.

PART I.         FINANCIAL INFORMATION

ITEM 1.          Condensed Consolidated Financial Statements

bebe stores, inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(unaudited)

	As of December 31, 2005	As of July 2, 2005	As of January 1, 2005
Assets:
Current assets:
Cash and equivalents	$51,324	$27,072	$45,294
Short-term marketable securities	274,136	241,604	188,225
Receivables (net of allowance of $1,100, $843 and $758)	5,823	6,547	4,522
Inventories	35,492	31,785	28,938
Prepaid and other	13,239	12,599	14,279
Total current assets	380,014	319,607	281,258
Property and equipment, net	80,078	77,753	65,072
Long-term marketable securities	—	2,000	7,875
Other assets	9,491	8,186	4,424
Total assets	$469,583	$407,546	$358,629

Liabilities and Shareholders’ Equity:
Current liabilities:
Accounts payable	$34,491	$20,682	$23,120
Accrued liabilities	30,603	23,041	23,235
Current portion of capital leases	269	167	—
Total current liabilities	65,363	43,890	46,355
Long-term portion of capital leases	384	226	—
Deferred rent and other lease incentives	32,433	30,187	19,734
Total liabilities	98,180	74,303	66,089

Commitments and contingencies	—	—	—
Shareholders’ equity:
Preferred stock-authorized 1,000,000 shares at $0.001 par value per share; no shares issued and outstanding	—	—	—
Common stock-authorized 135,000,000 shares at $0.001 par value per share; issued and outstanding 91,279,283, 91,127,616 and 89,898,110 shares	91	91	90
Additional paid-in capital	86,716	80,526	64,724
Deferred compensation	—	(35)	(88)
Accumulated other comprehensive income	1,623	971	1,126
Retained earnings	282,973	251,690	226,688
Total shareholders’ equity	371,403	333,243	292,540
Total liabilities and shareholders’ equity	$469,583	$407,546	$358,629

See accompanying notes to condensed consolidated financial statements.

bebe stores, inc.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	December 31, 2005	January 1, 2005	December 31, 2005	January 1, 2005

Net sales	$167,895	$152,581	$294,050	$255,728
Cost of sales, including production and occupancy	82,756	74,232	146,708	127,280

Gross profit	85,139	78,349	147,342	128,448
Selling, general and administrative expenses	46,916	40,275	89,165	72,813

Income from operations	38,223	38,074	58,177	55,635
Interest and other income, net	2,245	1,055	4,360	1,910

Earnings before income taxes	40,468	39,129	62,537	57,545
Provision for income taxes	15,459	14,869	23,955	21,867

Net earnings	$25,009	$24,260	$38,582	$35,678

Basic earnings per share	$0.27	$0.27	$0.42	$0.40
Diluted earnings per share	$0.27	$0.26	$0.41	$0.39

Basic weighted average shares outstanding	91,230	89,177	91,188	88,723
Diluted weighted average shares outstanding	92,979	92,964	93,637	91,848

See accompanying notes to condensed consolidated financial statements.

bebe stores, inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Six Months Ended
	December 31, 2005	January 1, 2005

Cash flows from operating activities:
Net earnings	$38,582	35,678
Adjustments to reconcile net earnings to net cash provided by operating activities:
Non cash compensation expense	4,777	86
Depreciation and amortization	7,815	6,582
Net loss on disposal of property	137	240
Deferred rent and other lease incentives	2,215	1,536
Deferred income taxes	(1,097)	—
Changes in operating assets and liabilities:
Receivables	960	(1,562)
Inventories	(3,669)	(3,351)
Prepaid expenses and other assets	(933)	(5,098)
Accounts payable	13,806	8,651
Accrued liabilities	8,093	8,733
Net cash provided by operating activities	70,686	51,495

Cash flows from investing activities:
Purchase of property and equipment	(10,440)	(9,686)
Purchase of marketable securities	(171,628)	(122,650)
Proceeds from sales of marketable securities	141,305	94,625
Net cash used by investing activities	(40,763)	(37,711)

Cash flows from financing activities:
Net proceeds from issuance of common stock	1,050	8,637
Tax benefit on options exercised	401	—
Cash dividends paid	(7,299)	(3,967)
Other	(117)	—
Net cash provided (used) by financing activities	(5,965)	4,670

Net increase in cash and equivalents	23,958	18,454
Effect of exchange rates on cash	294	785
Cash and equivalents:
Beginning of period	27,072	26,055
End of period	$51,324	$45,294

See accompanying notes to condensed consolidated financial statements.

bebe stores, inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

INTERIM FINANCIAL STATEMENTS

The accompanying condensed consolidated balance sheets of bebe stores, inc. as of December 31, 2005 and January 1, 2005, the condensed consolidated statements of earnings for the three and six months ended December 31, 2005 and January 1, 2005 and the condensed consolidated statements of cash flows for the six months ended December 31, 2005 and January 1, 2005 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X, without audit. Accordingly, they do not include all of the information required by accounting principles generally accepted in the United States of America for annual financial statements. Therefore, these condensed consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended July 2, 2005.

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

FISCAL YEAR

Beginning on July 1, 2004, the Company changed their fiscal year to a 52/53 week year, each period ending on the first Saturday after June 30.  The three-month periods ended December 31, 2005 and January 1, 2005 both included 91 days. The six-month period ended December 31, 2005 began on July 3, 2005 and included 182 days.  The six-month period ended January 1, 2005 began on July 1, 2004 and included 185 days.

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

The following is a reconciliation of the number of shares used in the basic and diluted earnings per share computations:

	Three Months Ended		Six Months Ended
	December 31, 2005	January 1, 2005	December 31, 2005	January 1, 2005
	(In thousands)		(In thousands)
Basic weighted average number of shares outstanding	91,230	89,177	91,188	88,723
Incremental shares from the assumed issuance of stock options	1,749	3,787	2,449	3,125

Diluted weighted average number of shares outstanding	92,979	92,964	93,637	91,848

The number of incremental shares from the assumed issuance of stock options is calculated applying the treasury stock method.

Excluded from the computation of the number of diluted weighted average shares outstanding were antidilutive options of 1,373,000 and 171,000 for the three months ended December 31, 2005 and January 1, 2005, respectively, and 1,097,000 and 86,000 for the six months ended December 31, 2005 and January 1, 2005, respectively.

COMPREHENSIVE INCOME

Comprehensive income consists of net income and other comprehensive income (income, expenses, gains and losses that bypass the income statement and are reported directly as a separate component of equity). The Company’s comprehensive income consists of net income and foreign currency translation adjustments for all periods presented.

	Three Months Ended		Six Months Ended
	December 31, 2005	January 1, 2005	December 31, 2005	January 1, 2005
	(Dollars in thousands)
Net income	$25,009	$24,260	$38,582	$35,678
Other comprehensive income	(53)	407	652	830

Total comprehensive income	$24,956	$24,667	$39,234	$36,508

CREDIT FACILITIES

The Company has an unsecured commercial line of credit agreement with a bank, which provides for borrowings and issuance of letters of credit of up to $25.0 million and expires on March 31, 2009. The outstanding balance bears interest at either the bank’s reference rate (which was 7.25% as of December 31, 2005) or the LIBOR rate plus 1.75 percentage points. As of December 31, 2005, there were no outstanding borrowings, and there was $7.9 million outstanding in letters of credit.

This credit facility requires the Company to comply with certain financial covenants, including amounts for minimum tangible net worth, unencumbered liquid assets and profitability, and certain restrictions on making loans and investments.

STOCK BASED COMPENSATION

The 1997 Stock Plan as amended (the “Stock Plan”) provides for the grant of incentive stock options, non-qualified stock options, stock purchase rights, stock awards and restricted stock units. Although the Stock Plan allows for stock options and related awards to be granted at prices below fair market value, the Company has historically granted such options at the fair market value of the stock on the date of grant.  Stock options and related awards have a maximum term of ten years.  Options and restricted stock units granted to employees generally vest over four years with 20% of the award vested in each of the first and second years, and 30% vested in each of the remaining two years.  Options granted to Directors generally vest over four years with 20% of the award vested in each of the first and second years and 30% vested in each of the remaining two years.  Restricted stock units awarded to Directors generally vest over a period of one year from the date of grant.  As of December 31, 2005, the Company has reserved 19,613,750 shares of common stock for issuance under the Stock Plan and there were 1,528,059 shares available for future grant.

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

The Company recognized share-based compensation expense of $2.5 million ($0.02 per diluted share, after related tax benefit of $0.9 million) in the three months ended December 31, 2005 as a component of selling, general and administrative expenses.  The Company recognized share-based compensation expense of $4.8 million ($0.03 per diluted share, after related tax benefit of $1.8 million) in the six months ended December 31, 2005 as a component of selling, general and administrative expenses. As of December 31, 2005, there was $23.6 million (before any related tax benefit) of total unrecognized compensation cost related to nonvested share-based compensation that is expected to be recognized over a weighted-average period of 1.8 years.

Prior to the adoption of FASB Statement No. 123(R), the Company presented all benefits of tax deductions resulting from the exercise of share-based compensation as operating cash flows in the Statements of Cash Flows. FASB Statement No. 123(R) requires the benefits of tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. For the six months ended December 31, 2005, the Company reported $0.4 million of excess tax benefits as a financing cash inflow.

The fair value of each option grant was estimated on the date of the grant using the Black-Scholes valuation model.  The expected life of the options represents the period of time the options are expected to be outstanding and is based on historical trends. For the three and six months ended December 31, 2005, expected stock price volatility is based on an average of the historical volatility of the Company’s stock for a period approximating the expected life and the implied volatility based on traded options of the Company’s stock.  For the three and six months ended January 1, 2005, expected stock volatility was based on historical volatility only.  The expected dividend yield is based on the Company’s most recent annual dividend payout. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant and has a term that approximates the expected life.

The following table presents the weighted average assumptions used in the option pricing model for the stock options granted in the three and six months ended December 31, 2005 and January 1, 2005:

	Three Months Ended		Six Months Ended
	December 31, 2005	January 1, 2005	December 31, 2005	January 1, 2005
		(Pro forma)		(Pro forma)
Expected dividend rate	1.1%	0.5%	1.0%	0.7%
Volatility	53.3%	74.1%	54.2%	73.4%
Risk-free interest rate	4.4%	3.5%	4.1%	3.5%
Expected lives (years)	4.4	5.8	4.4	5.9
Fair value per option granted	$6.44	$10.81	$7.88	$8.48

Had stock based employee compensation expense been determined based upon the fair values at the grant dates for awards under the Company’s stock plan in accordance with FASB Statement No. 123 in the three and six months ended January 1, 2005, the Company’s pro forma net earnings, basic and diluted earnings per common share would have been as follows:

	Three Months Ended January 1, 2005	Six Months Ended January 1, 2005
	(In thousands, except per share amounts)

Net income, as reported	$24,260	$35,678
Add: Stock-based employee compensation expense included in reported net income, net of income tax	37	54
Deduct: Stock based employee compensation determined under the fair value method, net of income tax	(1,614)	(3,243)
Net income, pro forma	$22,683	$32,489

Basic EPS, as reported	$0.27	$0.40
Basic EPS, pro forma	$0.25	$0.37

Diluted EPS, as reported	$0.26	$0.39
Diluted EPS, pro forma	$0.24	$0.35

The following table summarizes stock option activity during the six months ended December 31, 2005:

	Options (In thousands)	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (In thousands)
Outstanding, July 2, 2005	7,663	$8.48
Granted	542	17.59
Exercised	(146)	6.49
Cancelled	(176)	6.02

Outstanding, December 31, 2005	7,883	$9.20	7.69	$38,075

Exercisable, December 31, 2005	2,492	$6.33	6.31	$19,188

Intrinsic value for stock options is defined as the difference between the current market value and the grant price. For the six months ended December 31, 2005, the total intrinsic value of stock options exercised was $1.5 million. Cash received from stock options exercised during the six months ended December 31, 2005 was $0.9 million and the actual tax benefit realized for tax deductions from stock options exercised totaled $0.5 million.

The following table summarizes RSU activity during the six months ended December 31, 2005:

	Shares (In thousands)	Weighted Average Grant Date Fair Value Per Share
Nonvested, July 2, 2005	6	$16.06

Vested	(6)	$16.06
Granted	15	$16.51

Nonvested, December 31, 2005	15	$16.48

LEGAL MATTERS

As of the date of this filing, the Company is involved in several ongoing legal proceedings as described below.

A former candidate for an executive position sued the Company and two other named defendants in a First Amended Complaint, filed November 9, 2004 in the Superior Court of the State of California, County of San Francisco (case No. CGC-04-435517), seeking unspecified monetary damages and other equitable relief. The claims against bebe allege intentional and negligent interference with prospective economic advantage and contractual relations, breach of contract, breach of implied covenant of good faith and fair dealing, fraud, promissory estoppel, negligence, intentional and negligent infliction of emotional distress, and violation of Labor Code Section 970. The Company believes that the claims against the Company are without merit, therefore has not recorded an estimate of potential liabilities, and will continue to vigorously defend this matter.

A former employee sued the Company in a complaint filed on April 28, 2005 in the United States District Court for the Northern District of California (case No. C05-0177-MHP) alleging violations under the Fair Labor Standards Act, specifically that the Company obligated her to buy and wear its brand clothing as a uniform, without reimbursement or credit, and the net effect of deducting the value of such required purchases from her wages would often result in her not being paid minimum wages. The plaintiff purports to bring the action also on behalf of a class of hourly, non-managerial employees who are similarly situated. The lawsuit seeks compensatory, statutory and injunctive relief. The Company believes that the plaintiff’s claims are without merit, therefore has not recorded an estimate of potential liabilities, and will continue to vigorously defend this matter.

The Company was a named defendant in four separate California Superior Court cases, (case No. CIV435794 in San Mateo County, case No. GIC824505 in San Diego County, case No. 04AS03109 in Sacramento County and case No. CIV 447421 in San Mateo County) each alleging Labor Code violations due to misclassification of employees as exempt under California state law.  All of these cases have been resolved and dismissals have been filed.  The resolution of these cases did not have a material adverse effect on the Company’s business, financial condition, or results of operations.

The Company intends to defend itself vigorously against these claims. However, the results of any litigation are inherently uncertain. The Company cannot assure you that it will be able to successfully defend itself in these lawsuits. Where required, and/or otherwise appropriate, the Company makes an estimate of potential liabilities that management believes are reasonable. Any estimates are revised as further information becomes available. Management does not believe the ultimate resolution will have a material adverse effect on the Company’s business, financial condition or results of operations.

In addition to the above, the Company is also involved in various other legal proceedings arising in the normal course of business. None of these matters are expected, individually or in the aggregate, to have a material adverse effect on the Company’s business, financial condition or results of operations.

RECENT ACCOUNTING PRONOUNCEMENT

In March 2005, the FASB issued FASB Interpretation (“FIN”) 47, “Accounting for Conditional Asset Retirement Obligations.” FIN 47 clarifies that the term “conditional asset retirement obligation” as used in FASB Statement No. 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. FIN 47 is effective for fiscal years ending on or after December 31, 2005. The Company does not believe that the adoption of FIN 47 will have a material impact on its financial position or results of operations.

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

We market our products under the bebe, BEBE SPORT and bebe O brand names through our 228 retail stores, of which 173 are bebe stores, 35 are BEBE SPORT stores, and 20 are bebe outlet stores.  These stores are located in 32 states, the District of Columbia, Puerto Rico and Canada. In addition, we have an on-line store at www.bebe.com and our licensees operate 14 international stores.  During the three months ended December 31, 2005, we opened 9 stores, including 4 bebe stores, 2 BEBE SPORT stores and 3 bebe outlet stores, and closed 1 BEBE SPORT store.  During the six months ended December 31, 2005, we opened 16 stores, including 8 bebe stores, 5 BEBE SPORT stores and 3 bebe outlet stores. We also closed 1 bebe store and 1 BEBE SPORT store. We expect to open 35 stores, including 20 bebe stores, 12 BEBE SPORT stores and 3 bebe outlet stores, during the year.  We also plan to renovate, relocate or expand approximately 16 existing stores and close 3 stores, resulting in square footage growth of approximately 16%.

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

We have identified certain critical accounting policies, which are described below:

Revenue recognition.   We recognize revenue at the time the products are received by the customers in accordance with the provisions of Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements” as amended by SAB No. 104, “Revenue Recognition”. Revenue is recognized for store sales at the point at which the customer receives and pays for the merchandise at the register with either cash or credit card. For on-line sales, revenue is recognized at the time the customer receives the product. We estimate and defer revenue and the related product costs for shipments that are in transit to the customer. Customers typically receive goods within a few days of shipment. Amounts related to shipping billed to customers are reflected in net sales and the related costs are reflected in cost of goods sold.

Discounts offered to customers consist primarily of point of sale markdowns and are recorded at the time of the related sale as a reduction of revenue.

The value of points and rewards earned by our loyalty program members are included as a liability and a reduction of revenue at the time the points and rewards are earned. The associated revenue is recognized when the rewards are redeemed or expire.

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

Long-lived assets. We review long-lived assets for impairment whenever events or changes in circumstances, such as store closures or poor performing stores, indicate that the carrying value of an asset may not be recoverable. If the undiscounted cash flows from the long-lived assets are less than the carrying value we record an impairment charge equal to the difference between the carrying value and the asset’s fair value. In addition, at the time a decision is made to close a store, we record an impairment charge, if appropriate, or accelerate depreciation over the revised useful life of the asset. Historically, our impairment charges have been immaterial.  During the six months ended December 31, 2005 and January 1, 2005 we recorded $73,000 and $0, respectively, of impairment charges.  We believe at this time that the long-lived assets’ carrying values and useful lives continue to be appropriate.

Sales Return Reserve. We record a reserve for estimated product returns based on historical return trends.  As of December 31, 2005 and January 1, 2005, the reserve was $1,562,000 and $1,151,000, respectively.  If actual returns are greater than those projected, additional sales returns may be recorded in the future.

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

RECENT ACCOUNTING PRONOUNCEMENT

In March 2005, the FASB issued FASB Interpretation (“FIN”) 47, “Accounting for Conditional Asset Retirement Obligations.” FIN 47 clarifies that the term “conditional asset retirement obligation” as used in FASB Statement No. 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. FIN 47 is effective for fiscal years ending on or after December 31, 2005. The Company does not believe that the adoption of FIN 47 will have a material impact on its financial position or results of operations.

RESULTS OF OPERATIONS

Beginning on July 1, 2004, the Company changed their fiscal year to a 52/53 week year, each period ending on the first Saturday after June 30.  The three-month periods ended December 31, 2005 and January 1, 2005 both included 91 days. The six-month period ended December 31, 2005 began on July 3, 2005 and included 182 days.  The six-month period ended January 1, 2005 began on July 1, 2004 and included 185 days.

For the three and six-month periods ended December 31, 2005, comparable store sales were determined using comparable periods of 91 and 182 days, respectively.

The following table sets forth certain financial data as a percentage of net sales for the periods indicated:

	Three Months Ended		Six Months Ended
	December 31, 2005	January 1, 2005	December 31, 2005	January 1, 2005

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales, including production and occupancy (1)	49.3	48.7	49.9	49.8

Gross profit	50.7	51.3	50.1	50.2
Selling, general and administrative expenses expenses (2)	27.9	26.3	30.3	28.4

Income from operations	22.8	25.0	19.8	21.8
Interest and other income, net	1.3	0.6	1.5	0.7

Earnings before income taxes	24.1	25.6	21.3	22.5
Provision for income taxes	9.2	9.7	8.2	8.5
Net earnings	14.9%	15.9%	13.1%	14.0%

(1)                                Cost of sales includes the cost of merchandise, occupancy costs and production costs.

(2)                                Selling, general and administrative expenses primarily consist of non-occupancy store costs, corporate overhead and advertising costs.

Net Sales. Net sales increased to $167.9 million during the three months ended December 31, 2005 from $152.6 million for the comparable period of the prior year, an increase of $15.3 million, or 10.0%.During the three month period, an increase in comparable store sales of 2.2% versus the prior year contributed $3.0 million to the increase in sales.  The remaining increase in sales of $12.3 million was generated by stores not included in the comparable store sales base and increases over the same period of the prior year in on-line sales and wholesale sales to international licensees.  Net sales include reductions of $1.4 million associated with the customer loyalty program and $1.2 million associated with customer returns for the three months ended December 31, 2005, compared to $0 and $0.7 million for the comparable period of the prior year.

For the six months ended December 31, 2005, net sales increased to $294.1 million from $255.7 million for the comparable six-month period of the prior year, an increase of $38.4 million, or 15.0%. During the six month period, an increase in comparable store sales of 8.1% versus the prior year contributed $18.3 million to the increase in sales.  The increase in comparable store sales performance was largely due to customer acceptance of the product offering.  The remaining increase in sales of $20.1 million was generated by stores not included in the comparable store sales base and increases over the same period of the prior year in on-line sales and wholesale sales to international licensees.  Net sales include reductions of $1.6 million associated with the customer loyalty program and $1.0 million associated with customer returns for the six months ended December 31, 2005, compared to $0 and $1.0 million for the comparable period of the prior year.  The prior year also includes $3.9 million of additional sales due to the three additional days in the reporting period.

	Three Months Ended		Six Months Ended
	December 31, 2005	January 1, 2005	December 31, 2005	January 1, 2005

Net sales (In thousands)	$167,895	$152,581	$294,050	$255,728

Total net sales increase percentage	10.0%	36.3%	15.0%	30.7%

Comparable store sales increase percentage	2.2%	27.3%	8.1%	20.8%

Net sales per average square foot (1)	$207	$209	$369	$353

Square footage at end of period (In thousands)	828	734	828	734

Number of store locations:
Beginning of period	220	202	214	199
New store locations	9	5	16	8
Closed store locations	1	1	2	1
Number of stores open at end of period	228	206	228	206

(1)                                  Net sales per average square foot is calculated using net store sales and a monthly average store square footage.

 Gross Profit. Gross profit increased to $85.1 million during the three months ended December 31, 2005 from $78.3 million for the comparable three-month period of the prior year, an increase of $6.8 million, or 8.7%. As a percentage of net sales, gross profit decreased to 50.7% for the three-month period ended December 31, 2005 from 51.3% in the comparable three-month period of the prior year. The decrease in gross profit as a percentage of net sales from the prior year of 0.6% resulted primarily from lower merchandise margins.

Gross profit increased to $147.3 million during the six months ended December 31, 2005 from $128.4 million for the comparable six-month period of the prior year, an increase of $18.9 million, or 14.7%. As a percentage of net sales, gross profit was 50.1% for the six-month period ended December 31, 2005 compared to 50.2% in the comparable six-month period of the prior year. Gross profit as a percentage of net sales was flat with the prior year as a result of lower merchandise margins offset by favorable occupancy leverage.

Selling, General and Administrative Expenses. Selling, general and administrative expenses, which primarily consist of non-occupancy store costs, corporate overhead and advertising costs, increased to $46.9 million during the three months ended December 31, 2005 from $40.3 million for the comparable period of the prior year, an increase of $6.6 million, or 16.4%. As a percentage of net sales, these expenses increased to 27.9% during the three-month period from 26.3% in the comparable period of the prior year.  For the six months ended December 31, 2005, selling, general and administrative expenses increased to $89.2 million from $72.8 million for the comparable six-month period of the prior year, an increase of $16.4 million, or 22.5%. As a percentage of net sales, these expenses increased to 30.3% during the six-month period from 28.4% in the comparable period of the prior year.  The increase as a percentage of net sales was primarily due to a pre-tax charge of $2.5 million (or 1.5% of net sales) and $4.8 million (or 1.6% of net sales), related to the expensing of stock based compensation, for the three months and six months ended December 31, 2005, respectively.  Increased advertising expenditures also contributed to the increase, offset by reductions in compensation.

Interest and Other Income, Net. We generated approximately $2.0 million of interest income during the three months ended December 31, 2005 compared to approximately $1.1 million in the comparable three-month period of the prior year. For the six months ended December 31, 2005, we generated approximately $3.8 million of interest income compared to approximately $1.9 million in the comparable six-month period of the prior year. The increases are the result of higher average cash balances and higher interest rates.

Provision for Income Taxes. The effective tax rate increased to 38.2% and 38.3% for the three and six month periods ended December 31, 2005, respectively, from 38.0% for the comparable periods in the prior due to the adoption of FASB Statement No. 123(R) which changed the requirements regarding recognition of stock based compensation. As a result of adopting FASB Statement No. 123(R), the compensation expense associated with incentive stock options increases the Company’s effective tax rate.  Due to the timing of when an incentive stock option is exercised and sold and the level of earnings, the effective tax rate is expected to fluctuate from quarter to quarter under FASB Statement No. 123(R).

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

LIQUIDITY AND CAPITAL RESOURCES

Our working capital requirements vary widely throughout the year and generally peak during the first and second fiscal quarters. At December 31, 2005, we had approximately $325.5 million of cash and equivalents and short-term marketable securities on hand. In addition, we had a revolving line of credit, under which we could borrow or issue letters of credit up to a combined total of $25.0 million. As of December 31, 2005, there were no cash borrowings outstanding under the line of credit and letters of credit outstanding totaled $7.9 million.

Net cash provided by operating activities for the six months ended December 31, 2005 was $70.7 million versus $51.5 million for the six months ended January 1, 2005. Cash provided by operating activities for these periods was primarily generated by earnings adjusted for depreciation, non-cash compensation expense, deferred rent, and an increase in accounts payable and accrued liabilities, offset by an increase in inventories.

Net cash used by investing activities for the six months ended December 31, 2005 was $40.8 million, for the net purchases of marketable securities and expenditures related to the opening of 16 new stores.  For the six months ended January 1, 2005, $37.7 million was used for the net purchases of marketable securities, expenditures related to the opening of 8 new stores and improvements made to our new design studio and production facility. We expect to open 35 stores during fiscal 2006 and estimate that total capital expenditures will be approximately $34.0 million.

Net cash used in financing activities for the six months ended December 31, 2005 was $6.0 million and was due to the payment of two cash dividends on our common stock of approximately $3.6 million each, partially offset by proceeds from stock option exercises.  Net cash provided by financing activities of $4.7 million for the six months ended January 1, 2005 was derived from proceeds from stock option exercises, partially offset by the payment of two quarterly cash dividends of approximately $2.0 million each.

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

5.         There can be no assurance that future store openings will be successful and new store openings may impact existing stores.   We expect to open 35 stores in fiscal 2006, of which 20 will be bebe stores, 12 will be BEBE SPORT stores and 3 will be bebe outlet stores. In the past, we have closed stores as a result of poor performance, and there can be no assurance that the stores that we plan to open in fiscal 2006, or any other stores that we might open in the future, will be successful or that our overall operating profit will increase as a result of opening these stores. During fiscal 2005, we closed 6 stores and during fiscal 2006, we anticipate closing 3 stores. Most of our new store openings in fiscal 2006 will be in existing markets. These openings may affect the existing stores’ net sales and profitability. Our failure to predict accurately the demographic or retail environment at any future store location could have a material adverse effect on our business, financial condition and results of operations.

6.         We are subject to risks associated with our on-line sales.   We operate an on-line store at www.bebe.com to sell our merchandise, which we migrated to a third party platform in February 2006. Although our online sales encompass a relatively small percentage of our total sales, our on-line operations are subject to numerous risks, including unanticipated operating problems, reliance on third-party computer hardware and software providers, system failures and the need to invest in additional computer systems. The on-line operations also involve other risks that could have an impact on our results of operations including, but not limited to, diversion of sales from our other stores, rapid technological change, liability for online content, credit card fraud, risks related to the failure of the computer systems that operate the website and its related support systems. In addition, with the migration to a third party we will no longer have direct control of our on-line business. There can be no assurance that our on-line store will continue to achieve sales and profitability growth or even remain at its current level.

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

8.         We rely on information technology, the disruption of which could adversely impact our business.   We rely on various management information systems to manage our operations and regularly make investments to upgrade, enhance or replace such systems. For example, in the first and second quarters of fiscal year 2006, we launched and rolled out a customer loyalty program to be used in conjunction with our direct marketing initiatives.  In addition, in fiscal year 2006 we plan to implement an enhanced production system supporting our design, manufacturing and merchandising needs. We cannot assure you that we will be successful with the implementation of these and other new systems. Any delays or difficulties in transitioning to new systems, or in integrating them with our current systems, or any other disruptions affecting any of our management information systems, could have a material adverse impact on our business, financial condition and results of operations.

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

10.          Purchases of the merchandise we sell are generally discretionary and are therefore particularly susceptible to economic conditions.   The outlook for the United States economy is uncertain and is directly affected by factors that are beyond our control. Such factors include disposable consumer income, oil prices, recession and fears of recession, war and fears of war, inclement weather, consumer debt, interest rates, sales tax rates, consumer confidence in future economic conditions and political conditions, and consumer perceptions of personal well-being and security. Consumers are generally more willing to make discretionary purchases, including purchases of fashion products, during periods in which favorable economic conditions prevail. If economic conditions change, our business, financial condition and results of operations could be adversely affected. We cannot predict the indirect effects such as rising oil and freight prices, consumer spending, or other economic factors that natural disasters will have on our results of operations.

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

RISKS RELATING TO OUR COMMON STOCK:

1.                 Our stock price may fluctuate because of the small number of shares that can be publicly traded and the low average daily trading volumes.   The vast majority of our outstanding shares of our common stock are subject to trading restrictions. As of December 31, 2005, approximately 24,000,000 shares of our common stock were available to be publicly traded, and as a result, our average daily trading volumes are relatively low, and our stock price is vulnerable to market swings due to large purchases, sales and short sales of our common stock.

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

3.                 Because a principal shareholder controls the company, other shareholders may not be able to influence the direction the company takes.   As of December 31, 2005, Manny Mashouf, the Chairman of the Board, beneficially owned approximately 74% of the outstanding shares of our common stock. As a result, he alone can control the election of directors and the outcome of all issues submitted to the shareholders. This may make it more difficult for a third party to acquire shares, may discourage acquisition bids, and could limit the price that certain investors might be willing to pay for shares of common stock. This concentration of stock ownership may have the effect of delaying, deferring or preventing a change in control of our company.

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

The following table lists our cash equivalents and short-term marketable securities at December 31, 2005:

	Book Value	Fair Value
	(Dollars in thousands)
Cash equivalents	$27,937	$27,937
Weighted average interest rate	2.40%
Short-term marketable securities	274,136	274,136
Weighted average interest rate	3.21%
Total	$302,073	$302,073

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

(b)                                 There has been no change in our internal control over financial reporting during the quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II  OTHER INFORMATION

ITEM 1.              LEGAL PROCEEDINGS

As of the date of this filing, the Company is involved in several ongoing legal proceedings as described below.

A former candidate for an executive position sued the Company and two other named defendants in a First Amended Complaint, filed November 9, 2004 in the Superior Court of the State of California, County of San Francisco (case No. CGC-04-435517), seeking unspecified monetary damages and other equitable relief. The claims against bebe allege intentional and negligent interference with prospective economic advantage and contractual relations, breach of contract, breach of implied covenant of good faith and fair dealing, fraud, promissory estoppel, negligence, intentional and negligent infliction of emotional distress, and violation of Labor Code Section 970. The Company believes that the claims against the Company are without merit, therefore has not recorded an estimate of potential liabilities, and will continue to vigorously defend this matter.

A former employee sued the Company in a complaint filed on April 28, 2005 in the United States District Court for the Northern District of California (case No. C05-0177-MHP) alleging violations under the Fair Labor Standards Act, specifically that the Company obligated her to buy and wear its brand clothing as a uniform, without reimbursement or credit, and the net effect of deducting the value of such required purchases from her wages would often result in her not being paid minimum wages. The plaintiff purports to bring the action also on behalf of a class of hourly, non-managerial employees who are similarly situated. The lawsuit seeks compensatory, statutory and injunctive relief. The Company believes plaintiff’s claims are without merit, therefore has not recorded an estimate of potential liabilities, and will continue to vigorously defend this matter.

The Company was a named defendant in four separate California Superior Court cases, (case No. CIV435794 in San Mateo County, case No. GIC824505 in San Diego County, case No. 04AS03109 in Sacramento County and case No. CIV 447421 in San Mateo County) each alleging Labor Code violations due to misclassification of employees as exempt under California state law.  All of these cases have been resolved and dismissals have been filed.  The resolution of these cases did not have a material adverse effect on the Company’s business, financial condition, or results of operations.

The Company intends to defend itself vigorously against these claims. However, the results of any litigation are inherently uncertain. The Company cannot assure you that it will be able to successfully defend itself in these lawsuits. Where required, and/or otherwise appropriate, the Company makes an estimate of potential liabilities that management believes are reasonable. Any estimates are revised as further information becomes available. Management does not believe the ultimate resolution will have a material adverse effect on the Company’s business, financial condition or results of operations.

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

ITEM 4.              SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

bebe stores, inc. held its annual meeting of shareholders at its headquarters in Brisbane, California on November 18, 2005. Of the 91,204,837 shares outstanding as of the record date, 88,358,120 shares were represented by proxy at the meeting.  Proxies were solicited by bebe pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

At the meeting, bebe’s shareholders voted on the following matters:

(1)         Proposal to elect seven directors to hold office for a one-year term and until their successors are elected:

	For	Withheld
Manny Mashouf	83,292,456	5,065,664
Neda Mashouf	83,290,646	5,067,474
Barbara Bass	86,766,289	1,591,831
Cynthia Cohen	86,764,810	1,593,310
Corrado Federico	83,177,691	5,180,429
Caden Wang	86,766,529	1,591,591
Gregory Scott	83,350,794	5,007,326

(2)         Proposal to amend the 1997 Stock Plan to increase the maximum number of shares reserved for issuance under the Stock Plan by 500,000 shares from 19,113,750 shares to 19,613,750 shares.

For	Against	Abstain	Not Voted
74,837,650	6,765,652	10,922	6,743,896

(3)         Proposal to ratify the appointment of Deloitte & Touche LLP as our independent auditors for the fiscal year ending July 1, 2006.

For	Against	Abstain
88,176,571	167,331	14,218

(4)         Proposal to transact such other business as may properly come before the meeting or adjournment therof.

For	Against	Abstain
76,238,376	7,289,597	4,830,147

ITEM 5.              OTHER INFORMATION

Not applicable.

ITEM 6.              EXHIBITS

(a) Exhibits.  The following is a list of exhibits filed as part of this Report on Form 10-Q.

Exhibit	Description
10.1*	bebe stores, inc. 1997 Stock Plan, as amended
10.20**	Third Amendment to Business Loan Agreement between Registrant and bank of America N.A.
10.21***	bebe stores, inc. Form of Stock Option Agreement
10.22****	bebe stores, inc. Form of Restricted Stock Unit Agreement
31.1	Section 302 Certification of Chief Executive Officer.
31.2	Section 302 Certification of Chief Financial Officer.
32.1	Section 906 Certification of Chief Executive Officer.
32.2	Section 906 Certification of Chief Financial Officer.

* Incorporated by reference from exhibit 99.2 to Registrant’s Current Report on Form 8-K filed on November 23, 2005.

** Incorporated by reference from exhibit 99.1 to Registrant’s Current Report on Form 8-K filed on November 23, 2005.

*** Incorporated by reference from exhibit 99.3 to Registrant’s Current Report on Form 8-K filed on November 23, 2005.

**** Incorporated by reference from exhibit 99.4 to Registrant’s Current Report on Form 8-K filed on November 23, 2005.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated February 9, 2006

bebe stores, inc.

/s/ Walter Parks
Walter Parks, Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
10.1*	bebe stores, inc. 1997 Stock Plan, as amended
10.20**	Third Amendment to Business Loan Agreement between Registrant and bank of America N.A.
10.21***	bebe stores, inc. Form of Stock Option Agreement
10.22****	bebe stores, inc. Form of Restricted Stock Unit Agreement
31.1	Section 302 Certification of Chief Executive Officer
31.2	Section 302 Certification of Chief Financial Officer
32.1	Section 906 Certification of Chief Executive Officer
32.2	Section 906 Certification of Chief Financial Officer

* Incorporated by reference from exhibit 99.2 to Registrant’s Current Report on Form 8-K filed on November 23, 2005.

** Incorporated by reference from exhibit 99.1 to Registrant’s Current Report on Form 8-K filed on November 23, 2005.

*** Incorporated by reference from exhibit 99.3 to Registrant’s Current Report on Form 8-K filed on November 23, 2005.

**** Incorporated by reference from exhibit 99.4 to Registrant’s Current Report on Form 8-K filed on November 23, 2005.