Form 10-Q
period 2006-04-01
BEBE STORES INC
filed 2006-05-11
CIK 1059272

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2006

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

COMMON STOCK, PAR VALUE OF $0.001 PER SHARE, 91,595,639 SHARES
OUTSTANDING AS OF APRIL 27, 2006

bebe stores, inc.

PART I.	FINANCIAL INFORMATION
ITEM 1.	Condensed Consolidated Financial Statements

bebe stores, inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(unaudited)

	As of	As of	As of
	April 1,	July 2,	April 2,
	2006	2005	2005

Assets:
Current assets:
Cash and equivalents	$47,411	$27,072	$35,581
Short-term marketable securities	264,280	241,604	220,602
Receivables (net of allowance of $1,141, $843 and $799)	6,080	6,547	3,817
Inventories	40,047	31,785	31,513
Prepaid and other	21,198	12,599	18,063
Total current assets	379,016	319,607	309,576
Property and equipment, net	81,576	77,753	72,331
Long-term marketable securities	—	2,000	2,000
Other assets	12,035	8,186	5,670
Total assets	$472,627	$407,546	$389,577

Liabilities and Shareholders’ Equity:
Current liabilities:
Accounts payable	$26,393	$20,682	$27,067
Accrued liabilities	26,611	23,041	22,778
Current portion of capital lease liability	266	167	—
Total current liabilities	53,270	43,890	49,845
Long-term portion of capital lease liability	311	226	—
Deferred rent and other lease incentives	32,681	30,187	28,919
Total liabilities	86,262	74,303	78,764

Commitments and contingencies	—	—	—
Shareholders’ equity:
Preferred stock-authorized 1,000,000 shares at $0.001 par value per share; no shares issued and outstanding	—	—	—
Common stock-authorized 135,000,000 shares at $0.001 par value per share; issued and outstanding 91,584,334, 91,127,616 and 90,681,415 shares	92	91	91
Additional paid-in capital	92,081	80,526	73,942
Deferred compensation	—	(35)	(61)
Accumulated other comprehensive income	1,552	971	1,030
Retained earnings	292,640	251,690	235,811
Total shareholders’ equity	386,365	333,243	310,813
Total liabilities and shareholders’ equity	$472,627	$407,546	$389,577

See accompanying notes to condensed consolidated financial statements.

bebe stores, inc.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	April 1,	April 2,	April 1,	April 2,
	2006	2005	2006	2005

Net sales	$132,812	$116,862	$426,862	$372,590
Cost of sales, including production and occupancy	70,576	62,183	217,284	189,463

Gross profit	62,236	54,679	209,578	183,127
Selling, general and administrative expenses	44,721	37,842	133,886	110,655

Income from operations	17,515	16,837	75,692	72,472
Interest and other income, net	2,814	1,117	7,174	3,027

Earnings before income taxes	20,329	17,954	82,866	75,499
Provision for income taxes	7,030	6,823	30,985	28,690

Net earnings	$13,299	$11,131	$51,881	$46,809

Basic earnings per share	$0.15	$0.12	$0.57	$0.52
Diluted earnings per share	$0.14	$0.12	$0.55	$0.50

Basic weighted average shares outstanding	91,445	90,199	91,274	89,210
Diluted weighted average shares outstanding	93,762	94,048	93,769	92,790

See accompanying notes to condensed consolidated financial statements.

bebe stores, inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Nine Months Ended
	April 1,	April 2,
	2006	2005

Cash flows from operating activities:
Net earnings	$51,881	$46,809
Adjustments to reconcile net earnings to net cash provided by operating activities:
Non-cash compensation expense	6,912	637
Depreciation and amortization	11,659	9,912
Net loss on disposal of property	149	304
Deferred rent and other lease incentives	2,460	6,353
Deferred income taxes	(3,564)	(1,217)
Changes in operating assets and liabilities:
Receivables	876	(859)
Inventories	(8,224)	(5,936)
Prepaid expenses and other assets	(9,026)	(6,785)
Accounts payable	5,707	12,590
Accrued liabilities	499	9,721
Net cash provided by operating activities	59,329	71,529

Cash flows from investing activities:
Purchase of property and equipment	(15,733)	(15,891)
Purchase of marketable securities	(235,748)	(217,624)
Proceeds from sales of marketable securities	215,278	163,097
Net cash used by investing activities	(36,203)	(70,418)

Cash flows from financing activities:
Net proceeds from issuance of common stock	3,005	13,706
Tax benefit on options exercised	1,674	—
Cash dividends paid	(7,299)	(5,975)
Other	(192)	—
Net cash provided (used) by financing activities	(2,812)	7,731

Net increase in cash and equivalents	20,314	8,842
Effect of exchange rates on cash	25	684
Cash and equivalents:
Beginning of period	27,072	26,055
End of period	$47,411	$35,581

See accompanying notes to condensed consolidated financial statements.

bebe stores, inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

INTERIM FINANCIAL STATEMENTS

The accompanying condensed consolidated balance sheets of bebe stores, inc. as of April 1, 2006 and April 2, 2005, the condensed consolidated statements of earnings for the three and nine months ended April 1, 2006 and April 2, 2005 and the condensed consolidated statements of cash flows for the nine months ended April 1, 2006 and April 2, 2005 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X, without audit. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. Therefore, these condensed consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended July 2, 2005.

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

FISCAL YEAR

Beginning on July 1, 2004, the Company changed their fiscal year to a 52/53 week year, each period ending on the first Saturday after June 30. Fiscal years 2005, 2006 and 2007 include 52, 52 and 53 weeks, respectively.

The three-month periods ending April 1, 2006 and April 2, 2005 both include 91 days. The nine-month period ending April 1, 2006 began on July 3, 2005 and included 273 days. The nine-month period ending April 2, 2005 began on July 1, 2004 and included 276 days.

INVENTORIES

The company’s inventories consist of:

	As of
	April 1,	July 2,	April 2,
	2006	2005	2005
	(In thousands)
Raw materials	$8,920	$7,302	$7,204
Merchandise available for sale	31,127	24,483	24,309
Inventories	$40,047	$31,785	$31,513

EARNINGS PER SHARE

Basic earnings per share is computed as net earnings divided by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur from common shares issuable through the exercise of dilutive stock options.

The following is a reconciliation of the number of shares used in the basic and diluted earnings per share computations:

	Three Months Ended		Nine Months Ended
	April 1,	April 2,	April 1,	April 2,
	2006	2005	2006	2005
	(In thousands)
Basic weighted average number of shares outstanding	91,445	90,199	91,274	89,210
Incremental shares from assumed issuance of stock options	2,317	3,849	2,495	3,580
Diluted weighted average number of shares outstanding	93,762	94,048	93,769	92,790

The number of incremental shares from the assumed issuance of stock options is calculated applying the treasury stock method.

Excluded from the computation of the number of diluted weighted average shares outstanding were antidilutive options of approximately 1,458,000 and 105,000 for the three months ended April 1, 2006 and April 2, 2005, respectively, and approximately 1,225,000 and 252,000 for the nine months ended April 1, 2006 and April 2, 2005, respectively.

COMPREHENSIVE INCOME

Comprehensive income consists of net income and other comprehensive income (income, expenses, gains and losses that bypass the income statement and are reported directly as a separate component of equity). The Company’s comprehensive income consists of net income and foreign currency translation adjustments for all periods presented.

	Three Months Ended		Nine Months Ended
	April 1,	April 2,	April 1,	April 2,
	2006	2005	2006	2005
	(In thousands)
Net income	13,299	11,131	51,881	46,809
Other comprehensive income (loss)	(71)	(96)	581	734
Total comprehensive income	13,228	11,035	52,462	47,543

CREDIT FACILITIES

The Company has an unsecured commercial line of credit agreement with a bank, which provides for borrowings and issuance of letters of credit up to a combined total of $25.0 million and expires on March 31, 2009. The outstanding balance bears interest at either the bank’s reference rate (which was 7.75% as of April 1, 2006) or the LIBOR rate plus 1.75 percentage points. As of April 1, 2006, there were no outstanding cash borrowings, and there was $3.5 million of letters of credit outstanding.

This credit facility requires the Company to comply with certain financial covenants, including amounts for minimum tangible net worth, unencumbered liquid assets and profitability, and certain restrictions on making loans and investments.

STOCK-BASED COMPENSATION

The 1997 Stock Plan as amended (the “Stock Plan”) provides for the grant of incentive stock options, non-qualified stock options, stock purchase rights, stock awards and restricted stock units (“RSU”). Although the Stock Plan allows for stock options and related awards to be granted at prices below fair market value, the Company has historically granted such options at the fair market value of the stock on the date of grant. Stock options and related awards have a maximum term of ten years. Options and restricted stock units granted to employees generally vest over four years with 20% of the award vested in each of the first and second years and 30% vested in each of the remaining two years. Options granted to Directors generally vest over four years with 20% of the award vested in each of the first and second years and 30% vested in each of the remaining two years. Restricted stock units awarded to Directors generally vest over a period of one year from the date of grant. As of April 1, 2006, the Company has reserved 19,613,750 shares of common stock for issuance under the Stock Plan and there were 1,572,368 shares available for future grant.

Prior to July 3, 2005, the Company accounted for stock-based awards granted to employees and non-employee Directors under the Stock Plan in accordance with the measurement and recognition provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, Financial Accounting Standards Board (“FASB”) Statement No. 123 “Accounting for Stock-Based Compensation,” and complied with the disclosure provisions of FASB Statement No. 148, “Accounting for Stock-Based Compensation Transition and Disclosure, an Amendment of FASB Statement No. 123.”

Effective July 3, 2005, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), “Share-Based Payment,” using the modified prospective transition method. Under this transition method, compensation cost in 2006 includes the portion vesting in the period for (1) all share-based payments granted prior to, but not vested as of July 2, 2005, based on the grant date fair value estimated in accordance with the original provisions of FASB Statement No. 123 and (2) all share-based payments granted subsequent to July 2, 2005, based on the grant date fair value estimated in accordance with the provisions of FASB Statement No. 123(R). Results for prior periods have not been restated.

The Company recognized share-based compensation expense of $2.1 million ($0.01 per diluted share, after related tax benefit of $0.7 million) in the three months ended April 1, 2006 as a component of selling, general and administrative expenses. The Company recognized share-based compensation expense of $6.9 million ($0.04 per diluted share, after related tax benefit of $2.6 million) in the nine months ended April 1, 2006 as a component of selling, general and administrative expenses. As of April 1, 2006, there was $27.1 million (before any related tax benefit) of total unrecognized compensation cost related to nonvested share-based compensation that is expected to be recognized over a weighted-average period of 2.0 years.

Prior to the adoption of FASB Statement No. 123(R), the Company presented all benefits of tax deductions resulting from the exercise of share-based compensation as operating cash flows in the Statements of Cash Flows. FASB Statement No. 123(R) requires the benefits of tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. For the nine months ended April 1, 2006, the Company reported $1.7 million of excess tax benefits as a financing cash inflow.

The fair value of each option grant was estimated on the date of the grant using the Black-Scholes valuation model. The expected life of the options represents the period of time the options are expected to be outstanding and is based on historical trends. For the three and nine months ended April 1, 2005, expected stock price volatility is based on an average of the historical volatility of the Company’s stock for a period approximating the expected life and the implied volatility based on traded options of the Company’s stock. For the three and nine months ended April 2, 2005, expected stock price volatility was based on historical volatility only. The expected dividend yield is based on the Company’s most recent annual dividend payout. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant and has a term that approximates the expected life.

The following table presents the weighted average assumptions used in the option pricing model for the stock options granted in the three and nine months ended April 1, 2006 and April 2, 2005:

	Three Months Ended		Nine Months Ended
	April 1,	April 2,	April 1,	April 2,
	2006	2005	2006	2005
		(Pro forma)		(Pro forma)
Expected dividend rate	0.9%	0.4%	0.9%	0.6%
Volatility	49.2%	69.7%	52.9%	72.4%
Risk-free interest rate	4.4%	3.4%	4.2%	3.5%
Expected lives (years)	4.4	5.8	4.4	5.9
Fair value per option granted	$7.37	$12.66	$7.90	$9.67

Had stock-based employee compensation expense been determined based upon the fair values at the grant dates for awards under the Company’s stock plan in accordance with FASB Statement No. 123 in the three and nine months ended April 2, 2005, the Company’s pro forma net earnings, basic and diluted earnings per common share would have been as follows:

	Three Months Ended	Nine Months Ended
	April 2, 2005	April 2, 2005
	(In thousands, except per share amounts)

Net income, as reported	$11,131	$46,809
Add: Stock-based employee compensation expense included in reported net income, net of income tax	341	395
Deduct: Stock-based employee compensation determined under the fair value method, net of income tax	(2,057)	(5,299)
Net income, pro forma	$9,415	$41,905

Basic EPS, as reported	$0.12	$0.52
Basic EPS, pro forma	$0.10	$0.47

Diluted EPS, as reported	$0.12	$0.50
Diluted EPS, pro forma	$0.10	$0.45

The following table summarizes stock option activity during the nine months ended April 1, 2006:

	Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)			(In thousands)
Outstanding, July 2, 2005	7,663	$8.48
Granted	729	17.31
Exercised	(448)	6.40
Cancelled	(416)	8.18

Outstanding, April 1, 2006	7,528	$9.47	7.50	$68,724

Exercisable, April 1, 2006	2,766	$6.80	6.33	$32,213

Intrinsic value for stock options is defined as the difference between the current market value and the grant price. For the nine months ended April 1, 2006, the total intrinsic value of stock options exercised was $5.5 million. Cash received from stock options exercised during the nine months ended April 1, 2006 was $2.9 million and the actual tax benefit realized for tax deductions from stock options exercised totaled $5.4 million.

The following table summarizes RSU activity during the nine months ended April 1, 2006:

	Shares	Weighted Average Grant Date Fair Value Per Share
	(In thousands)
Nonvested, July 2, 2005	6	$15.60
Vested	(6)	$15.60
Granted	24	$15.17
Nonvested, April 1, 2006	24	$15.15

LEGAL MATTERS

A former candidate for an executive position sued the Company and two other named defendants in a First Amended Complaint, filed November 9, 2004 in the Superior Court of the State of California, County of San Francisco (case No. CGC-04-435517), seeking unspecified monetary damages and other equitable relief. This case was dismissed with prejudice with no liability to the Company.

A former employee sued the Company in a complaint filed on April 28, 2005 in the United States District Court for the Northern District of California (case No. C05-0177-MHP) alleging violations under the Fair Labor Standards Act, specifically that the Company obligated her to buy and wear its brand clothing as a uniform, without reimbursement or credit, and the net effect of deducting the value of such required purchases from her wages would often result in her not being paid minimum wages. The plaintiff purports to bring the action also on behalf of a class of hourly, non-managerial employees who are similarly situated. The lawsuit seeks compensatory, statutory and injunctive relief. The Company believes that the plaintiff’s claims are without merit, and will continue to vigorously defend this matter.

In addition to the above, the Company is also involved in various other legal proceedings arising in the normal course of business. None of these matters, or their ultimate resolution, are expected, individually or in the aggregate, to have a material adverse effect on the Company’s business, financial condition or results of operations.

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

RECENT ACCOUNTING PRONOUNCEMENT

In March 2005, the FASB issued FASB Interpretation (“FIN”) 47, “Accounting for Conditional Asset Retirement Obligations.”  FIN 47 clarifies that the term “conditional asset retirement obligation” as used in FASB Statement No. 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. FIN 47 is effective for fiscal years ending on or after December 15, 2005. The Company does not believe that the adoption of FIN 47 will have a material impact on its financial position or results of operations.

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

Our distinctive product offering includes a full range of separates, tops, dresses, active wear and accessories in the following lifestyle categories:  career, evening, casual and active. We design and develop the majority of our merchandise in-house, which is manufactured to our specifications. The remainder of our merchandise is sourced directly from third party manufacturers’ lines.

We market our products under the bebe, BEBE SPORT and bebe O brand names through our 228 retail stores, of which 173 are bebe stores, 35 are BEBE SPORT stores, and 20 are bebe outlet stores. These stores are located in 32 states, the District of Columbia, Puerto Rico and Canada. In addition, we have an on-line store at www.bebe.com and our licensees operate 15 international stores. During the three-month period ended April 1, 2006, we did not open or close any stores. During the nine-month period ended April 1, 2006, we opened 16 stores, including 8 bebe stores, 5 BEBE SPORT stores, and 3 bebe outlet stores. We also closed 1 bebe store and 1 BEBE SPORT store. We expect to open 34 stores, including 19 bebe stores, 12 BEBE SPORT stores and 3 outlet stores during the year. We also plan to renovate, relocate or expand approximately 11 existing stores and close 3 stores, resulting in square footage growth of approximately 16%.

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

bebe outlet stores. The Company utilizes the outlets as a clearance vehicle for merchandise from retail stores. In addition, the inventory includes a strong presentation of bebe logo merchandise and special cuts, produced under the bebe O label, produced exclusively for the outlet stores.

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

Neda by bebe. The Company announced its new accessory concept, Neda by bebe, in November 2005 and plans to open its first store in September 2006. Neda by bebe will offer distinctly designed shoes, handbags and accessories.

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

We have identified certain critical accounting policies, which are described below:

Revenue recognition.  We recognize revenue at the time the products are received by the customers in accordance with the provisions of Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements” as amended by SAB No. 104, “Revenue Recognition”. Revenue is recognized for store sales at the point at which the customer receives and pays for the merchandise at the register. For on-line sales, revenue is recognized at the time the customer receives the product. We estimate and defer revenue and the related product costs for shipments that are in transit to the customer. Customers typically receive goods within a few days of shipment. Amounts related to shipping billed to customers are reflected in net sales and the related costs are reflected in cost of goods sold.

We record a reserve for estimated product returns based on historical return trends. As of April 1, 2006 and April 2, 2005 the reserve was $1,046,000 and $1,005,000, respectively. If actual returns are greater than those projected, additional sales returns may be recorded in the future.

Discounts offered to customers consist primarily of point of sale markdowns and are recorded at the time of the related sale as a reduction of revenue.

The value of points and rewards earned by our loyalty program members are included as a liability and a reduction of revenue at the time the points and rewards are earned based on historical conversion and redemption rates. The associated revenue is recognized when the rewards are redeemed or expire.

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

Long-lived assets. We review long-lived assets for impairment whenever events or changes in circumstances, such as store closures or poor performing stores, indicate that the carrying value of an asset may not be recoverable. If the undiscounted cash flows from the long-lived assets are less than the carrying value we record an impairment charge equal to the difference between the carrying value and the asset’s fair value. In addition, at the time a decision is made to close a store, we record an impairment charge, if appropriate, or accelerate depreciation over the revised useful life of the asset. Historically, our impairment charges have been immaterial. During the nine months ended April 1, 2006 and April 2, 2005, we recorded impairment charges of approximately $73,000 and $112,000, respectively, for poor performing stores for which the carrying value of the assets will not be recovered. We believe at this time that the long-lived assets’ carrying values and useful lives continue to be appropriate.

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

RECENT ACCOUNTING PRONOUNCEMENT

In March 2005, the FASB issued FASB Interpretation (“FIN”) 47, “Accounting for Conditional Asset Retirement Obligations.”  FIN 47 clarifies that the term “conditional asset retirement obligation” as used in FASB Statement No. 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. FIN 47 is effective for fiscal years ending on or after December 15, 2005. The Company does not believe that the adoption of FIN 47 will have a material impact on its financial position or results of operations.

RESULTS OF OPERATIONS

Beginning on July 1, 2004, the Company changed their fiscal year to a 52/53 week year, each period ending on the first Saturday after June 30. Fiscal years 2005, 2006 and 2007 include 52, 52 and 53 weeks, respectively.

The three-month periods ending April 1, 2006 and April 2, 2005 both include 91 days. The nine-month period ending April 1, 2006 began on July 3, 2005 and included 273 days. The nine-month period ending April 2, 2005 began on July 1, 2004 and included 276 days.

The following table sets forth certain financial data as a percentage of net sales for the periods indicated:

	Three Months Ended		Nine Months Ended
	April 1,	April 2,	April 1,	April 2,
	2006	2005	2006	2005

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales, including production and occupancy (1)	53.1	53.2	50.9	50.9

Gross profit	46.9	46.8	49.1	49.1
Selling, general and administrative expenses expenses (2)	33.7	32.4	31.4	29.6

Income from operations	13.2	14.4	17.7	19.5
Interest and other income, net	2.1	1.0	1.7	0.8

Earnings before income taxes	15.3	15.4	19.4	20.3
Provision for income taxes	5.3	5.9	7.2	7.7

Net earnings	10.0%	9.5%	12.2%	12.6%

(1)                                  Cost of sales includes the cost of merchandise, occupancy costs and production costs.

(2)                                  Selling, general and administrative expenses primarily consist of non-occupancy store costs, corporate overhead and advertising costs.

Net Sales. Net sales increased to $132.8 million during the three months ended April 1, 2006 from $116.9 million in the comparable period of the prior year, an increase of $15.9 million, or 13.6%. During the three-month period, an increase in comparable store sales of 4.7% versus the prior year contributed $4.9 million to the increase in sales. The remaining increase in sales of $11.0 million was generated by stores not included in the comparable store sales base and year over year increases in on-line sales and wholesale sales to international licensees.

For the nine months ended April 1, 2006, net sales increased to $426.9 million from $372.6 million in the comparable period of the prior year, an increase of $54.3 million, or 14.6%. During the nine-month period, an increase in comparable store sales of 7.1% versus the prior year contributed $23.2 million to the increase in sales. The remaining increase in sales of $31.1 million was generated by stores not included in the comparable store sales base and year over year increases in on-line sales and wholesale sales to international licensees. Net sales include a reduction of $1.7 million associated with the customer loyalty program in the current year compared to $0 for the comparable period of the prior year.

	Three Months Ended		Nine Months Ended
	April 1,	April 2,	April 1,	April 2,
	2006	2005	2006	2005

Net sales (In thousands)	$132,812	$116,862	$426,862	$372,590

Total net sales increase percentage	13.6%	39.7%	14.6%	33.4%

Comparable store sales increase percentage	4.7%	28.5%	7.1%	23.0%

Net sales per average square foot (1)	$158	$158	$528	$511

Square footage at end of period (In thousands)	829	736	829	736

Number of store locations:
Beginning of period	228	206	214	199
New store locations	0	3	16	11
Closed store locations	0	3	2	4
Number of stores open at end of period	228	206	228	206

(1)  Net sales per average square foot is calculated using net store sales and a monthly average store square footage.

Gross Profit. Gross profit increased to $62.2 million during the three months ended April 1, 2006 from $54.7 million for the comparable period of the prior year, an increase of $7.5 million, or 13.7%. As a percentage of net sales, gross profit increased to 46.9% for the three-month period ended April 1, 2006 from 46.8% in the comparable period of the prior year. The increase in gross profit as a percentage of net sales from the prior year of 0.1% resulted primarily from a cumulative, non-cash adjustment of $3.2 million related to lease accounting in the prior year, partially offset by lower merchandise margins in the current year.

Gross profit increased to $209.6 million during the nine months ended April 1, 2006 from $183.1 million for the comparable period of the prior year, an increase of $26.5 million, or 14.5%. As a percentage of net sales, gross profit was 49.1% for both of the nine-month periods ended April 1, 2006 and April 2, 2005. Gross profit as a percentage of net sales was flat with the prior year, primarily due to a cumulative, non-cash adjustment of $3.2 million related to lease accounting in the prior year, offset by lower merchandise margins in the current year.

Selling, General and Administrative Expenses. Selling, general and administrative expenses, which primarily consist of non-occupancy store costs, corporate overhead and advertising costs, increased to $44.7 million during the three months ended April 1, 2006 from $37.8 million in the comparable period of the prior year, an increase of $6.9 million, or 18.3%. As a percentage of net sales, these expenses increased to 33.7% during the three-month period from 32.4% in the comparable period of the prior year. For the nine months ended April 1, 2006, selling, general and administrative expenses increased to $133.9 million from $110.7 million in the comparable period of the prior year, an increase of $23.2 million, or 21.0%. As a percentage of net sales, these expenses increased to 31.4% during the nine-month period from 29.6% in the comparable period of the prior year. This increase as a percentage of net sales was primarily due to a charge of $2.1 million (1.6% of net sales) and $6.9 million (1.6% of net sales) related to the expensing of stock-based compensation, due to the recent adoption of FASB Statement No. 123(R), for the three and nine month periods ended April 2, 2006, respectively. Increased advertising also contributed to the increase, offset by reductions in compensation and lower variable expenses.

Interest and Other Income, Net. We generated $2.5 million of interest income during the three months ended April 1, 2006 compared to $1.1 million in the comparable period of the prior year. For the nine months ended April 1, 2006, we generated $6.3 million of interest income compared to $3.0 million in the comparable period of the prior year. The increases are the result of higher average cash equivalent and marketable securities balances and higher interest rates.

Provision for Income Taxes. The effective tax rate decreased to 34.6% and 37.4% for the three and nine month periods ended April 1, 2006, respectively, from 38.0% for the comparable periods in the prior year, primarily due to a cumulative adjustment of permanent and temporary differences and an increase in tax exempt interest income, offset by compensation expense associated with incentive stock options. Due to the timing of when an incentive stock option is exercised and sold and the level of earnings, the effective tax rate is expected to fluctuate from quarter to quarter under FASB Statement No. 123(R).

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

LIQUIDITY AND CAPITAL RESOURCES

Our working capital requirements vary widely throughout the year and generally peak during the first and second fiscal quarters. At April 1, 2006, we had $311.7 million of cash and equivalents and short-term marketable securities on hand. In addition, we had a revolving line of credit, under which we could borrow or issue letters of credit up to a combined total of $25.0 million. As of April 1, 2006, there were no outstanding cash borrowings under the line of credit, and there was $3.5 million of letters of credit outstanding.

Net cash provided by operating activities for the nine months ended April 1, 2006 was $59.3 million versus $71.5 million for the nine months ended April 2, 2005. Cash provided by operating activities for these periods was primarily generated by earnings adjusted for depreciation, non-cash compensation expense, deferred rent, deferred income taxes and changes in working capital. The decrease in cash provided by operating activities in the current year as compared to the prior year is primarily due to the timing of payments and inventory receipts. In addition, the nine months ended April 2, 2005 include an increase in deferred rent of $3.8 million, resulting primarily from lease accounting adjustments.

Net cash used by investing activities for the nine months ended April 1, 2006 was $36.2 million, primarily for the purchases of marketable securities and expenditures related to the opening of 16 new stores, the relocation and expansion of existing stores, improvements made to our production facility and design studio and investments in technology. For the nine-month period ended April 2, 2005, $70.4 million was used primarily for the purchases of marketable securities and expenditures related to the opening of 11 new stores, the relocation and expansion of existing stores and improvements made to our new production facility and design studio. The decrease in cash used by investing activities in the current year as compared to the prior year is primarily due to a decrease in net purchases of marketable securities. We expect to open approximately 34 stores during fiscal 2006 and estimate that total capital expenditures will be approximately $33.0 million.

Net cash used by financing activities was $2.8 million for the nine months ended April 1, 2006, resulting from the payment of two quarterly cash dividends totaling $7.3 million, partially offset by proceeds from stock option exercises. Net cash provided by financing activities was $7.7 million for the nine months ended April 2, 2005, and was derived from proceeds from stock option exercises, partially offset by the payment of three quarterly cash dividends totaling $6.0 million.

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

3.  Our success depends on our ability to attract and retain key employees in order to support our existing business and future expansion.  From time to time we actively recruit qualified candidates to fill key executive positions from within the Company. There is substantial competition for experienced personnel, which we expect will continue. We compete for experienced personnel with companies who have greater financial resources than we do. In the past, we have experienced significant turnover of our executive management team and retail store personnel. We made a strategic decision to move our bebe merchant team from our Brisbane headquarters to our Los Angeles studio to join our design and production teams in July 2006. We cannot assure you that will not experience turnover as a result of this relocation. We are also exposed to employment practice litigation due to the large number of employees and high turnover of our sales associates. If we fail to attract, motivate, and retain qualified personnel, it could harm our business and limit our ability to expand.

In addition, we depend upon the expertise and execution of our key employees, particularly Manny Mashouf, the founder, Chairman of the Board and majority shareholder, and Gregory Scott, our Chief Executive Officer and member of the Board of Directors. If we lose the services of Mr. Mashouf, Mr. Scott, or any key officers or employees, it could harm our business and results of operations.

4.  If we are not able to successfully expand our bebe and BEBE SPORT stores our revenue base and earnings may be impaired.  We believe that there is opportunity to expand the number of bebe and BEBE SPORT stores in new and existing markets. For fiscal 2006, we plan to grow our operations in a controlled manner, primarily through the opening of new stores. As part of our growth strategy, we will also open larger bebe stores and accessory “shop in shops.”  In addition, we have recently introduced a new accessory concept, Neda by bebe, and plan to open the first Neda by bebe store in the fall of fiscal 2007. If these stores are not successful, our financial condition may be harmed.

5.  There can be no assurance that future store openings will be successful and new store openings may impact existing stores.  We expect to open 34 stores in fiscal 2006, of which 19 will be bebe stores, 12 will be BEBE SPORT stores and 3 will be bebe outlet stores. In the past, we have closed stores as a result of poor performance, and there can be no assurance that the stores that we plan to open in fiscal 2006, or any other stores that we might open in the future, will be successful or that our overall operating profit will increase as a result of opening these stores. During fiscal 2006, we anticipate closing 3 stores and during fiscal 2005, we closed 6 stores. Most of our new store openings in fiscal 2006 will be in existing markets. These openings may affect the existing stores’ net sales and profitability. Our failure to predict accurately the demographic or retail environment at any future store location could have a material adverse effect on our business, financial condition and results of operations.

6.  We are subject to risks associated with our on-line sales.  We operate an on-line store at www.bebe.com to sell our merchandise, which we migrated to a third party platform in February 2006. Although our online sales encompass a relatively small percentage of our total sales, our on-line operations are subject to numerous risks, including unanticipated operating problems, reliance on third-party computer hardware and software providers, system failures and the need to invest in additional computer systems. The on-line operations also involve other risks that could have an impact on our results of operations including, but not limited to, diversion of sales from our other stores, rapid technological change, liability for online content, credit card fraud, risks related to the failure of the computer systems that operate the website and its related support systems. In addition, with the migration to a third party we no longer have direct control of certain aspects of our on-line business. There can be no assurance that our on-line store will continue to achieve sales and profitability growth or even remain at its current level.

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

8.  We rely on information technology, the disruption of which could adversely impact our business.  We rely on various management information systems to manage our operations and regularly make investments to upgrade, enhance or replace such systems. For example, in the first and second quarters of fiscal year 2006, we launched and rolled out a customer loyalty program to be used in conjunction with our direct marketing initiatives. In the fall of fiscal year 2007 we plan to implement an enhanced production system supporting our design, manufacturing and merchandising needs. We cannot assure you that we will be successful with the implementation of these and other new systems. Any delays or difficulties in transitioning to new systems, or in integrating them with our current systems, or any other disruptions affecting any of our management information systems, could have a material adverse impact on our business, financial condition and results of operations.

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

10.  Purchases of the merchandise we sell are generally discretionary and are therefore particularly susceptible to economic conditions.  The outlook for the United States economy is uncertain and is directly affected by factors that are beyond our control. Such factors include disposable consumer income, oil prices, recession and fears of recession, war and fears of war, inclement weather, consumer debt, interest rates, sales tax rates, consumer confidence in future economic conditions and political conditions, and consumer perceptions of personal well-being and security. Consumers are generally more willing to make discretionary purchases, including purchases of fashion products, during periods in which favorable economic conditions prevail. If economic conditions change, our business, financial condition and results of operations could be adversely affected. We cannot predict the indirect effects such as rising oil and freight prices, consumer spending or other economic factors that natural disasters will have on our results of operations.

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

RISKS RELATING TO OUR COMMON STOCK:

1.  Our stock price may fluctuate because of the small number of shares that can be publicly traded and the low average daily trading volumes.  The vast majority of our outstanding shares of our common stock are subject to trading restrictions. As of April 1, 2006, approximately 25,000,000 shares of our common stock were available to be publicly traded, and as a result, our average daily trading volumes are relatively low, and our stock price is vulnerable to market swings due to large purchases, sales and short sales of our common stock.

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

3.  Because a principal shareholder controls the company, other shareholders may not be able to influence the direction the company takes.  As of April 1, 2006, Manny Mashouf, the Chairman of the Board, beneficially owned approximately 74% of the outstanding shares of our common stock. As a result, he alone can control the election of directors and the outcome of all issues submitted to the shareholders. This may make it more difficult for a third party to acquire shares, may discourage acquisition bids, and could limit the price that certain investors might be willing to pay for shares of common stock. This concentration of stock ownership may have the effect of delaying, deferring or preventing a change in control of our company.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks, which include changes in U.S. interest rates and, to a lesser extent, foreign exchange rates. We do not engage in financial transactions for trading or speculative purposes.

Interest Rate Risk

We currently maintain a portfolio of variable interest rate investments consisting of cash equivalents and short-term marketable securities. Marketable securities are comprised of closed-end variable interest rate funds that invest primarily in tax-exempt municipal bonds. Due to the variable nature of these investments, their value is typically not subject to market rate changes. According to our investment policy, we may invest in taxable and tax exempt instruments. In addition, the policy establishes limits on credit quality, maturity, issuer and type of instrument. Marketable securities are classified as “available for sale.”    We do not use derivative financial instruments in our investment portfolio.

All highly liquid investments with a maturity of three months or less at the date of purchase are considered to be cash equivalents. The remaining investments are considered short-term marketable securities if original maturities range between four and twelve months or long-term marketable securities if original maturities are over twelve months.

The following table lists our cash equivalents and short-term marketable securities at April 1, 2006:

	Book Value	Fair Value
	(Dollars in thousands)
Cash equivalents	$31,757	$31,757
Weighted average interest rate	2.61%
Short-term marketable securities	264,280	264,280
Weighted average interest rate	3.32%
Total	$296,037	$296,037

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

(b)                                 There has been no change in our internal control over financial reporting during the quarter ended April 1, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

A former candidate for an executive position sued the Company and two other named defendants in a First Amended Complaint, filed November 9, 2004 in the Superior Court of the State of California, County of San Francisco (case No. CGC-04-435517), seeking unspecified monetary damages and other equitable relief. This case was dismissed with prejudice with no liability to the Company.

A former employee sued the Company in a complaint filed on April 28, 2005 in the United States District Court for the Northern District of California (case No. C05-0177-MHP) alleging violations under the Fair Labor Standards Act, specifically that the Company obligated her to buy and wear its brand clothing as a uniform, without reimbursement or credit, and the net effect of deducting the value of such required purchases from her wages would often result in her not being paid minimum wages. The plaintiff purports to bring the action also on behalf of a class of hourly, non-managerial employees who are similarly situated. The lawsuit seeks compensatory, statutory and injunctive relief. The Company believes that the plaintiff’s claims are without merit, and will continue to vigorously defend this matter.

In addition to the above, the Company is also involved in various other legal proceedings arising in the normal course of business. None of these matters, or their ultimate resolution, are expected, individually or in the aggregate, to have a material adverse effect on the Company’s business, financial condition or results of operations.

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

Dated May 11, 2006

bebe stores, inc.

/s/ Walter Parks
Walter Parks, Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
31.1	Section 302 Certification of Chief Executive Officer
31.2	Section 302 Certification of Chief Financial Officer
32.1	Section 906 Certification of Chief Executive Officer
32.2	Section 906 Certification of Chief Financial Officer