Form 10-K
period 2006-07-01
BEBE STORES INC
filed 2006-09-14
CIK 1059272

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒                                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended July 1, 2006

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

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐  No  ☒

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

The aggregate market value of voting stock held by non-affiliates of the registrant was approximately $330,000,000 as of December 31, 2005, the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing sale price per share of $13.95 of the registrant’s Common Stock as reported on the Nasdaq National Market on such date. Shares of Common Stock held by each executive officer and director and by each person who owns 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive for other purposes.

As of August 30, 2006, 91,923,010 shares of Common Stock, $0.001 per share par value, of the registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates information by reference from the definitive Proxy Statement for the 2006 Annual Meeting of Shareholders, to be filed with the Commission no later than 120 days after the end of the registrant’s fiscal year covered by this Form 10-K.

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

Our distinctive product offering includes a full range of fashion separates, tops, dresses, active wear and accessories in the following lifestyle categories: career, evening, casual, and active. We design and develop the majority of our merchandise in-house, which is manufactured to our specifications. The remainder of our merchandise is sourced directly from third party manufacturers.

We market our products under the bebe, COLLECTION bebe, Neda by bebe, Neda, BEBE SPORT and bebe O brand names through our 242 retail stores, of which 183 are bebe stores, 39 are BEBE SPORT stores, and 20 are bebe outlet stores. These stores are located in 32 states, the District of Columbia, Puerto Rico and Canada. In addition, we have an on-line store at www.bebe.com and our licensees operate 15 international stores.

bebe.   The Company was founded by Manny Mashouf, Chairman of the Board. We opened our first store in San Francisco, California in 1976, which was also the year we incorporated. As of July 1, 2006, the Company operated 183 stores in 32 states, the District of Columbia, Puerto Rico and Canada.

BEBE SPORT.   The Company launched BEBE SPORT during fiscal 2003 to address the performance and active lifestyle needs of the bebe customer. As of July 1, 2006, the Company operated 39 BEBE SPORT stores in 14 states, Puerto Rico and Canada.

bebe outlets.   The Company utilizes the outlets as a clearance vehicle for merchandise from retail stores. In addition, the inventory includes a strong presentation of bebe logo merchandise and special cuts produced under the bebe O label exclusively for the outlet stores. As of July 1, 2006, the Company operated 20 bebe outlet stores in 11 states and Canada.

On-line.   bebe.com is an extension of the bebe store experience and provides a complete assortment of bebe and BEBE SPORT merchandise. It is also used as a vehicle to communicate with our customers.

Neda by bebe.   In September 2006, the Company will open Neda by bebe, a new accessory concept featuring shoes and a unique selection of fine leather goods and gift items. This boutique concept will feature shoes imported primarily from Italy including both branded and private label. Additionally, products manufactured under the Neda by bebe label will be carried in select bebe stores.

COLLECTION bebe.   In March 2006, bebe introduced COLLECTION bebe, the exclusive runway collection of better priced contemporary women’s apparel. We expect COLLECTION bebe will launch in select stores in Fall 2006.

Operating Strategy

Our objective is to satisfy the fashion needs of the modern, sexy and sophisticated woman. The principal elements of our operating strategy to achieve this objective are as follows:

1.    Provide distinctive fashion throughout a broad product line.   Our designers and merchandisers are inspired by global fashion trends. They interpret contemporary designs, colors and fabrications into our products to address the lifestyle needs of our customer. Our in-house design team allows us to quickly react to fashion trends, bringing newness into the merchandise mix to complement our core assortment.

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

5.    Enhance brand image.   We attract customers through edgy, high-impact, visual advertising campaigns using print, outdoor, in-store, electronic, television and direct mail communication vehicles. We also offer a line of merchandise branded with the distinctive bebe logo to increase brand awareness.

Stores and Expansion Opportunities

We believe that there is opportunity to expand the number of bebe and BEBE SPORT stores in new and existing markets. In selecting a specific site, we look for high traffic locations primarily in regional shopping centers and in freestanding street locations. We evaluate proposed sites based on the traffic pattern, co-tenancies, average sales per square foot achieved by neighboring stores, lease economics, demographic characteristics and other factors considered important regarding the specific location. For fiscal 2007, we plan to grow our operations primarily through the opening of new stores and expansion of existing stores with high sales per square foot.

Our stores typically have achieved profitability within the first full year of operation; however, we cannot guarantee that our stores will do so in the future. Actual store growth and future store profitability and rates of return will depend on a number of factors that include, but are not limited to, individual store economics and suitability of available sites.

In fiscal 2007 we plan to open 50 new stores, renovate 12 existing stores and relocate or expand 9 existing stores. We also plan to close three stores, resulting in square footage growth of approximately 18%.

bebe stores.   During fiscal 2006, we opened 19 stores, closed two stores and we expanded or relocated five existing bebe stores to larger spaces. Our stores average 3,800 square feet and are primarily located in regional shopping malls and freestanding street locations. In fiscal 2007, we plan to open approximately 28 bebe stores with an average square footage of approximately 3,800.

From time to time, we will open larger stores, such as our 7,600 square foot bebe flagship store on Rodeo Drive in Beverly Hills, California to further position bebe as an attainable luxury brand. In fiscal 2007, we plan to open a new store in the Time Warner building on Columbus Circle in New York City and on Oak Street in Chicago which will be similar to our location on Rodeo Drive. In addition, we will continue to open side by side accessory stores.

BEBE SPORT stores.   During fiscal 2006, we opened nine new BEBE SPORT stores and closed one store. Our stores average approximately 2,400 square feet and are primarily located in regional shopping malls. We have been conservative in our growth plans while we continue to evaluate the BEBE SPORT concept. In fiscal 2007, we plan to open approximately 21 BEBE SPORT stores with an average square footage of approximately 2,500.

bebe outlet stores.   During fiscal 2006, we opened three outlet stores. Our stores average 4,200 square feet and are primarily located in outlet malls. We currently do not plan to open any outlet stores in fiscal 2007.

Neda by bebe stores.   We plan to open our first Neda by bebe store in the first quarter of fiscal 2007. This location will be approximately 2,300 square feet.

Store Closures.   We monitor the financial performance of our stores, and have closed and will continue to close stores that we do not consider to be viable. Many of the store leases contain early termination options that allow us to close the stores in specified years if minimum sales levels are not achieved. During fiscal year 2006, we closed three stores.

On-line store.   In February 2006 we migrated to a third party platform which provided dynamic content management, up sell and cross sell features, a simplified check-out, and the automation of many site management tasks. The bebe.com website has a new look and feel that better aligns our merchandise strategies with our retail locations and elevates the presentation of our products.

International.   As of July 1, 2006 we have 15 international stores operated by licensees in South East Asia, Greece, and Israel. Our recently renewed agreement with our South East Asia license expands into the Middle East. In fiscal 2007, we will expand from 15 to 19 stores, which include seven openings and three closures. This will include expansions into the United Arab Emirates, Indonesia and Malaysia, strengthening our position in Singapore and Thailand and the termination of our Greek licensees and closure of our Greek locations.

Merchandising

Our merchandising strategy is to provide current, timely fashions in a broad selection of categories to suit the lifestyle needs of our customers. We market all of our merchandise under the bebe, COLLECTION bebe, Neda by bebe, Neda, BEBE SPORT and bebe O brand names. In some cases, we select merchandise directly from third-party manufacturers. We do not have long-term contracts with any third party manufacturers and we purchase all of the merchandise from such manufacturers by purchase order.

Product Categories.   Our distinctive product offering includes a full range of fashion separates, tops, dresses, active wear and accessories in the following lifestyle categories: career, evening, casual, and active. While each category’s contribution as a percentage of total net sales varies seasonally, certain of the product classifications are represented throughout the year. We regularly evaluate existing categories for potential expansion opportunities. In fiscal 2007, we will continue to expand our accessory category with the introduction of Neda by bebe and additional side by side accessory stores. We will also introduce watches, sunglasses and an expanded shoe and handbag assortment. In bebe stores, we expect to offer COLLECTION bebe in select stores beginning in Fall 2006. In BEBE SPORT stores, we will expand our accessory and performance categories and will introduce a new yoga/health category.

During fiscal year 2006, we licensed rights for optical eyewear which represented less than 1% of our business. Our eyewear license will terminate on December 31, 2006. Under the terms of this agreement, the licensee manufactures and distributes products branded with the bebe logo to be sold at bebe stores and selected retailers.

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

Marketing

Our advertising and direct marketing initiatives have been developed to elevate brand awareness, increase customer acquisition and retention and support key growth strategies.

During fiscal 2006, we increased our marketing expenditures to approximately 4.1% of sales from 3.3% of sales in fiscal 2005. This increased expenditure supported the growth of our direct to consumer business, national and regional print advertising and outdoor advertising, catalog circulation and the clubbebe loyalty program. We currently anticipate that advertising expenditures as a percent of sales will be less in fiscal 2007 than fiscal 2006.

Direct to Consumer

In fiscal 2006, we maintained the number of bebe catalogs from fiscal 2005 and produced a separate SPORT catalog for Holiday 05. In fiscal 2007, we are increasing our catalog circulation and number of catalogs, including an additional holiday catalog in December and additional separate SPORT catalogs.

Clubbebe, our customer loyalty program, was launched in fiscal 2006 and now has over one million members. Our improved customer database, which has increased 30% over the same time last year, has significantly contributed to increased direct mail performance.

We anticipate as we go forward there will be a continued improvement in our mailing list which will positively impact the customer’s response to the catalog.

Advertising

We continue to build brand awareness through targeted advertising campaigns that maintain a focus on core customers while adding new image building media strategies to further elevate the brand to ‘attainable luxury’ status.

An outside advertising agency works to create edgy, high-impact, provocative ads which are produced quarterly and are featured in leading fashion and lifestyle magazines. The images are also used for outdoor advertising, in-store visual presentation and on our website, bebe.com. To further our brand exposure, we signed actress Mischa Barton as the face of bebe from Spring 2006 through Spring 2007. In the future, we will continue to pursue partnerships with models and celebrities who best represent the bebe brand image.

Events

Our semi annual collection preview events, where customers are invited to preview the latest collections, have become strategically important events in our stores. Additionally, major events are scheduled throughout the year in partnership with national and regional magazines to benefit non profit organizations.

Store Operations

Store operations are organized into six regions and 36 districts. Each region is managed by a regional manager, and each district is managed by a district manager. Each regional manager is typically responsible for five to seven districts, and each district manager is typically responsible for six to nine stores. Each store is typically staffed with three to five managers in addition to sales associates.

We seek to instill enthusiasm and dedication in our store management personnel and our sales associates through incentive programs and regular communication with the stores. Sales associates, excluding associates in outlet stores, receive commissions on sales with a guaranteed minimum hourly compensation. Store managers receive base compensation plus incentive compensation based on sales and inventory control. Our district managers receive base compensation plus incentive compensation based on meeting sales and profitability benchmarks. Our regional managers participate in the Company’s management incentive program.

Sourcing, Quality Control and Distribution

All of our merchandise is marketed under the bebe, COLLECTION bebe, Neda by bebe, Neda, BEBE SPORT and bebe O brand names. We design and develop the majority of our merchandise in-house, which is manufactured to our specifications. The remainder of our merchandise is sourced directly from third party manufacturers. When we contract for merchandise production, the contractors produce garments based on designs, patterns and detailed specifications provided by us.

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

We have initiated several sourcing strategies including partnering with our key suppliers to reduce costs and lead times as well as increasing our international manufacturing while maintaining speed to market. These strategies have contributed to initial markup improvement during the fourth quarter of fiscal 2006.

Competition

The retail and apparel industries are highly competitive and are characterized by low barriers to entry. We expect competition in our markets to increase. The primary competitive factors in our markets are: brand name recognition, product styling, product quality, product presentation, product pricing, store ambiance, customer service, and convenience.

Intellectual Property and Proprietary Rights

bebe, COLLECTION bebe, BEBE SPORT and certain other trademarks either have been registered or applications are pending with the United States Patent and Trademark Office (“USPTO”) and with certain foreign registries. bebe O is a trademark of bebe stores, inc. in the United States. The Company has applied for the name Neda by bebe in a number of classifications and the USPTO has issued Notices of Allowance in many of our core products including clothing, jewelry, eyewear and bags. The Company was not granted a Notice of Allowance under the classification “retail services” and the company continues to pursue this classification with the USPTO.

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

To support our growth we initiated a three year IS&T strategic plan and we are currently entering year two of this plan. In year one we completed the upgrade of our infrastructure, began the implementation of our new production management system, implemented Arthur planning, completed the conversion of our web site to a third party platform and completed the roll out of clubbebe. We plan to go live with the first phase of our production management system later in the fall of 2006 and expect to be fully operational in 12 months. In addition to improving the preproduction and design processes, we should significantly improve our ability to manage the flow of paper and streamline the process. For years two and three, we have begun the process of identifying partners to replace our current point of sale system and implement a new human resources system. After both of these systems have been chosen and the implementation process has begun we will begin to evaluate our merchandising system needs.

Employees

As of July 1, 2006, we had approximately 3,975 employees, of whom approximately 425 were employed at the corporate offices and distribution center. The remaining 3,550 employees were employed in store operations. Approximately 1,250 were full-time employees and 2,725 were employed on a part-time basis. This is comparable to last fiscal year. In addition, our employees are not represented by any labor union, and the Company believes its relationship with its employees is good.

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

EXECUTIVE OFFICERS AND DIRECTORS OF THE REGISTRANT

Executive Officers and Directors

The following table sets forth certain information with respect to the executive officers and directors as of September 1, 2006:

Name	Age	Position
Manny Mashouf(1)	68	Chairman of the Board
Neda Mashouf	43	Vice Chairman of the Board
Barbara Bass(2)(3)*(4)	55	Director
Cynthia Cohen(2)(3)(4)*	53	Director
Corrado Federico(4)(3)	65	Director
Caden Wang(2)*(4)	54	Director
Gregory Scott(1)	43	Director and Chief Executive Officer
Walter Parks(1)	47	Chief Financial Officer
Barbara Wambach(1)	46	Chief Administrative Officer
Teresa Cappuccino(1)	44	Vice President of Pre Production
Thomas B. Curtis(1)	43	Senior Vice President, General Merchandising Manager—BEBE SPORT
Joanne Kelly(1)	34	Controller
Louis Leidelmeyer(1)	46	Vice President of Human Resources
Joanne Wannarachue Lord(1)	36	General Merchandising Manager, Accessories
Hamid Mashouf(1)	42	Vice President of Information Systems and Technology
Paul Mashouf(1)	41	Vice President of Manufacturing and Sourcing—BEBE SPORT
Rosalinda Perez(1)	34	General Merchandising Manager, bebe
Susan Peterson(1)	48	Vice President of Design—bebe
Mark Rachman(1)	44	Vice President of Manufacturing and Sourcing—bebe
Lawrence Smith(1)	40	Vice President, General Counsel
Linda Vilaikeo(1)	36	Senior Vice President of Planning, Allocation and Outlet Merchandising

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

Cynthia R. Cohen has served as a director since December 2003. Ms. Cohen is founder and President of Strategic Mindshare, a strategic management consulting firm. She also serves on the Board of Directors of Hot Topic, Steiner Leisure Ltd and Equity One, Inc., as well as several privately held companies. Prior to founding Strategic Mindshare in 1990, she was a Partner in Management Consulting with Deloitte & Touche. Ms. Cohen serves on the Executive Advisory Board for the Center for Retailing Education and Research at the University of Florida and is Chairman of the Strategic Mindshare Foundation, a philanthropic organization.

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

Caden Wang has served as a director since October 2003. From 1999 to 2001, Mr. Wang served as Executive Vice President and Chief Financial Officer of LVMH Selective Retailing Group, which included international retail holdings such as DFS, Sephora, and Miami Cruiseline Services. Mr. Wang previously also served as the Chief Financial Officer for DFS, Gumps, and Cost Plus. Mr. Wang is a Certified Public Accountant. Mr. Wang also serves on the Board of Directors of Fossil, Inc. and Leapfrog Enterprises, Inc.

Gregory Scott has served as the Chief Executive Officer since February 2004 and as Director since August 2004. From 2000 to 2004, Mr. Scott was the President of the Arden B. division of The Wet Seal, Inc. From February 2000 to April 2000, Mr. Scott was President of Laundry, a division of Liz Claiborne. From 1996 to 2000, Mr. Scott was Vice President of Merchandising with bebe stores, inc.

Walter Parks has served as Chief Financial Officer since December 2003. From 2001 to 2003, Mr. Parks served as Executive Vice President and Chief Administrative Officer of Wet Seal, Inc. From 1999 to 2001, Mr. Parks served as the Executive Vice President and Chief Administrative Officer of Restoration Hardware, Inc. From 1997 to 1999, Mr. Parks served as Chief Financial Officer and Treasurer for Ann Taylor Stores Corporation, and in various other positions since joining that company in 1988.

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

Thomas B. Curtis joined bebe in 1998 and currently serves as Senior Vice President, General Merchandising Manager—BEBE SPORT Prior to joining bebe stores, inc., Mr. Curtis held various positions with The Walt Disney Co., Rampage Clothing Co. and R.H. Macy & Co., Inc.

Joanne Kelly has served as Controller since January 2004. Since joining bebe in May 2000, Ms. Kelly has served in various accounting and finance positions, most recently as the Director of Financial Planning and Analysis. Ms. Kelly is a Certified Public Accountant.

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

Joanne Wannarachue Lord has served as General Merchandising Manager of Accessories since March 2006. From December 2003 to March 2006, Ms. Lord held various positions for the Marciano division of Guess, Inc., most recently as Divisional Merchandise Manager. Ms. Lord held merchandising positions for the Arden B. division of The Wet Seal, Inc. from July 2002 to December 2003 and for Urban Outfitters from November 2000 to July 2002.

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

Rosalinda Perez has served as General Merchandising Manager—bebe since January 2006. Since 1997 Ms. Perez held various merchandising positions at the Arden B. division of The Wet Seal, Inc., most recently as Divisional Merchandise Manager.

Susan Peterson has served as Vice President of Design since February 2004. From 2000 to 2004, Ms Peterson was Vice President of Design & Production for the Arden B. division of The Wet Seal, Inc. From 1997 to 2000, Ms. Peterson was the Design Director of Sportswear for Rampage.

Mark Rachman has served as the Vice President of Manufacturing and Sourcing—bebe since January 2004. From July 2003 to January 2004, Mr. Rachman was Senior Director of Production. From 1992 to 2002, Mr. Rachman was the President of Ram Apparel, an apparel manufacturing company that he founded.

Lawrence Smith has served as Vice President, General Counsel since October 2004. Prior to joining bebe stores, inc., Mr. Smith served as Vice President, General Counsel for The Wet Seal, Inc. from January 2002 to October 2004. From January 1996 to January 2002, Mr. Smith served as Vice President, General Counsel for AZ3, Inc. (BCBG Max Azria).

Linda Vilaikeo has served as Senior Vice President of Planning, Allocation and Outlet Merchandising since March 2004. From 2000 to 2004, Ms. Vilaikeo held various planning positions within Gap Inc., most recently as Vice President, Company Planning and Business Development for Old Navy. From 1995 to 2000, Ms. Vilaikeo served as Director, Planning and Allocations for bebe stores, inc.

ITEM 1A.        RISK FACTORS

Our past performance may not be a reliable indicator of future performance because actual future results and trends may differ materially depending on a variety of factors, including, but not limited to, the risks and uncertainties discussed below. In addition, historical trends should not be used to anticipate results or trends in future periods.

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

2.    If we are unable to obtain raw materials, unable to find manufacturing facilities or our manufacturers perform unacceptably, our sales may be negatively affected and our financial condition may be harmed.   We do not own any manufacturing facilities and therefore depend on contractors and third parties to manufacture our products. We place all of our orders for production of merchandise and raw materials by purchase order and do not have any long-term contracts with any manufacturer or supplier. If we fail to maintain favorable relationships with our manufacturers and suppliers or are unable to obtain sufficient quantities of quality raw materials on commercially reasonable terms, it could harm our business and results of operations. We cannot assure you that contractors and third party manufacturers (1) will not supply similar products to our competitors, (2) will not stop supplying products to us completely, or (3) will supply products in a timely manner. Untimely receipt of products may result in lower than anticipated sales and markdowns which would have a negative impact on earnings. Furthermore, we have received in the past, and may receive in the future, shipments of products from manufacturers that fail to conform to our quality control standards. In such event, unless we are able to obtain replacement products in a timely manner, we may lose sales. Certain of our third party manufacturers store our raw materials. In the event our inventory was damaged or destroyed and we were unable to obtain replacement raw materials, our earnings may be negatively impacted.

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

In addition, we depend upon the expertise and execution of our key employees, particularly Manny Mashouf, the founder, Chairman of the Board, and majority shareholder, Gregory Scott, our Chief Executive Officer and member of the Board of Directors, and Neda Mashouf, Vice Chairman of the Board. If we lose the services of Mr. Mashouf, Mr. Scott, Ms. Mashouf, or any key officers or employees, it could harm our business and results of operations.

4.    If we are not able to successfully develop new concepts, including BEBE SPORT and Neda by bebe, our revenue base and earnings may be impaired.   We believe that there is opportunity to expand the number of BEBE SPORT stores in new and existing markets. We will open the first Neda by bebe store in the first quarter of fiscal 2007. If these stores are not successful, our financial condition may be harmed.

5.    There can be no assurance that future store openings will be successful and new store openings may impact existing stores.   We expect to open approximately 50 stores in fiscal 2007, of which approximately 28 will be bebe stores, approximately 21 will be BEBE SPORT stores and one will be a Neda by bebe store. In the past, we have closed stores as a result of poor performance, and there can be no assurance that the stores that we plan to open in fiscal 2007, or any other stores that we might open in the future, will be successful or that our overall operating profit will increase as a result of opening these stores. During fiscal 2006 we closed three stores and during fiscal 2007, we anticipate closing three stores. For fiscal 2007, we plan to grow our operations primarily through the opening of new stores. Most of our new store openings in fiscal 2007 will be in existing markets. These openings may affect the existing stores’ net sales and profitability. Our failure to predict accurately the demographic or retail environment at any future store location could have a material adverse effect on our business, financial condition and results of operations.

Our ability to effectively obtain real estate to open new stores depends upon the availability of real estate that meets our criteria, including traffic, square footage, co-tenancies, average sales per square foot, lease economics, demographics, and other factors, and our ability to negotiate terms that meet our financial targets. In addition, we must be able to effectively renew our existing store leases. Failure to secure real estate locations adequate to meet annual targets as well as effectively managing the profitability of our existing fleet of stores could have a material adverse effect on our results of operations.

6.    We are subject to risks associated with our on-line sales.   We operate an on-line store at www.bebe.com to sell our merchandise, which we migrated to a third platform in February 2006. Although our on-line sales encompass a relatively small percentage of our total sales, our on-line operations are subject to numerous risks, including unanticipated operating problems, reliance on third-party computer hardware and software providers, system failures and the need to invest in additional computer systems. The on-line operations also involve other risks that could have an impact on our results of operations including but not limited to diversion of sales from our other stores, rapid technological change, liability for online content, credit card fraud, risks related to the failure of the computer systems that operate the website and its related support systems. In addition, with the migration to a third party we no longer have direct control of certain aspects of our on-line business. There can be no assurance that our on-line store will continue to achieve sales and profitability growth or even remain at its current level.

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

8.    We rely on information technology, the disruption of which could adversely impact our business.   We rely on various information systems to manage our operations and regularly make investments to upgrade, enhance or replace such systems. To support our growth we initiated a three year IS&T strategic plan and we are currently entering year two of this plan. In year one we completed the upgrade of our infrastructure, began the implementation of our new production management system, implemented Arthur planning, completed the conversion of our web site to a third party platform and the roll out of clubbebe.

We plan to go live with the first phase of our production management system later in the fall of 2006 and be fully operational in 12 months. In addition to improving the preproduction and design processes, we should significantly improve our ability to manage the flow of paper and streamline the process. For years two and three, we have begun the process of identifying partners to replace our current point of sale system and implement a new human resources system. After both of these systems have been chosen and the implementation process has begun we will begin to evaluate our merchandising system needs. Any delays or difficulties in transitioning to new systems, or in integrating them with our current systems, or any other disruptions affecting any of our information systems, could have a material adverse impact on our business, financial condition and results of operations.

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

We compete with traditional department stores, specialty store retailers, business to consumer websites, off-price retailers and direct marketers for, among other things, raw materials, market share, retail space, finished goods, sourcing and personnel. Because many of these competitors are larger and have substantially greater financial, distribution and marketing resources than we do, we may lack the resources to adequately compete with them. If we fail to remain competitive in any way, it could harm our business, financial condition, and results of operations.

10. Purchases of the merchandise we sell are generally discretionary and are therefore particularly susceptible to economic conditions.   The outlook for the United States economy is uncertain and is directly affected by global factors that are beyond our control. Such factors include disposable consumer income, oil prices, recession and fears of recession, war and fears of war, terrorist attacks, inclement weather, consumer debt, interest rates, sales tax rates, consumer confidence in future economic conditions and political conditions, and consumer perceptions of personal well-being and security. Consumers are generally more willing to make discretionary purchases, including purchases of fashion products, during periods in which favorable economic conditions prevail. If economic conditions change, our business, financial condition and results of operations could be adversely affected. We cannot predict the indirect effects such as rising oil and freight prices, consumer spending or other economic factors that natural disasters will have on our results of operations.

11. Our business could be adversely impacted by unfavorable international political conditions.   Due to our international operations, our sales and operating results are, and will continue to be, affected by international social, political, legal and economic conditions. In particular, our business could be adversely impacted by instability or changes resulting in the disruption of trade with the countries in which our contractors, suppliers or customers are located, significant fluctuations in the value of the dollar against foreign currencies or restrictions on the transfer of funds, or additional trade restrictions imposed by the United States and other foreign governments. Trade restrictions, including increased tariffs or quotas, embargoes, and customs restrictions could increase the cost or reduce the supply of merchandise available to the company and adversely affect its financial condition and results of operations. In addition, we purchase a substantial amount of our raw materials from China and our business and operating results may be affected by changes in the political, social or economic environment in China.

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

RISKS RELATING TO OUR COMMON STOCK:

1.    Our stock price may fluctuate because of the small number of shares that can be publicly traded and the low average daily trading volumes.   The vast majority of our outstanding shares of our common stock are subject to trading restrictions. As of July 1, 2006, approximately 25,000,000 shares of our common stock were available to be publicly traded, and as a result, our average daily trading volumes are relatively low, and our stock price is vulnerable to market swings due to large purchases, sales and short sales of our common stock.

2.    Our sales, margins and operating results are subject to seasonal and quarterly fluctuations.   Our business varies with general seasonal trends that are characteristic of the retail and apparel industries, such as the timing of seasonal wholesale shipments and other events affecting retail sales. As a result, our stores typically generate a higher percentage of our annual net sales and profitability in the second quarter of our fiscal year (which includes the holiday selling season) compared to other quarters.

In addition, our comparable store sales have fluctuated significantly in the past, and we expect that they will continue to fluctuate in the future. A variety of factors affect comparable store sales, including fashion trends, competition, current economic conditions, the timing of release of new merchandise and promotional events, changes in our merchandise mix, the success of marketing programs and weather conditions. Our ability to deliver strong comparable store sales results and margins depends in large part on accurately forecasting demand and fashion trends, selecting effective marketing techniques, providing an appropriate mix of merchandise for our customer base, managing inventory effectively, and optimizing store performance by closing under performing stores.

Such fluctuations may adversely affect the market price of our common stock.

3.    Because Manny Mashouf and Neda Mashouf beneficially own 73% of the outstanding shares, other shareholders may not be able to influence the direction the company takes.   As of September 8, 2006, Manny Mashouf, the Chairman of the Board, and Neda Mashouf, Vice Chairman of the Board,

beneficially owned approximately 73% of the outstanding shares of our common stock. As a result, they can control the election of directors and the outcome of all issues submitted to the shareholders. This may make it more difficult for a third party to acquire shares, may discourage acquisition bids, and could limit the price that certain investors might be willing to pay for shares of common stock. This concentration of stock ownership may have the effect of delaying, deferring or preventing a change in control of our company.

4.    Failure to comply with Section 404 of the Sarbanes-Oxley Act of 2002 could negatively impact investor confidence.   In order to meet the requirements of the Sarbanes-Oxley Act of 2002 in future periods, we must continuously document, test, monitor and enhance our internal control over financial reporting. There can be no assurance that the periodic evaluation of our internal controls required by Section 404 of the Sarbanes-Oxley Act will not result in the identification of significant control deficiencies and/or material weaknesses or that our auditors will be able to attest to the effectiveness of our internal control over financial reporting. Failure to maintain the effectiveness of our internal control over financial reporting or to comply with the requirements of this Act could have a material adverse effect on our reputation, financial condition and market price of our common stock.

ITEM 1B.       UNRESOLVED STAFF COMMENTS

None.

ITEM 2.                PROPERTIES

As of July 1, 2006, our 242 stores, all of which are leased, encompassed approximately 881,000 total square feet. The typical store lease is for a 10-year term and requires us to pay a base rent and a percentage rent if certain minimum sales levels are achieved. Many of the leases provide a lease termination option in certain specified years of the lease if certain minimum sales levels are not achieved. In addition, leases for locations typically require us to pay property taxes, utilities, repairs and common area maintenance fees.

Our main corporate headquarters are currently located in a facility in Brisbane, California. The Brisbane facility is approximately 35,000 square feet and houses administrative offices, planning and store support services. The lease expires in April 2014. We also lease a 144,000 square foot distribution center in Benicia, California. The lease expires in April 2013. In fiscal 2004 we acquired a 50,000 square foot design studio and production facility in Los Angeles, California that houses our design, merchandising and production activities.

ITEM 3.                LEGAL PROCEEDINGS

As of the date of this filing, the Company is involved in ongoing legal proceedings as described below.

A former employee sued the Company in a complaint filed on April 28, 2005 in the United States District Court for the Northern District of California (case No. C050177) alleging violations under the Fair Labor Standards Act, specifically that the Company obligated her to buy and wear its brand clothing as a uniform, without reimbursement or credit, and the net effect of deducting the value of such required purchases from her wages would often result in her not being paid minimum wages. The plaintiff purports to bring the action also on behalf of a class of hourly, non-managerial employees who are similarly situated. The lawsuit seeks compensatory, statutory and injunctive relief. The Company has negotiated a confidential settlement in this case and has accrued an amount that management believes reasonably estimates the potential liability which did not have a material impact on the Company’s financial position or results of operations.

A former employee sued the company in a complaint filed July 27, 2006 in the Superior Court of California, San Mateo County (case number CIV 456550) alleging a failure to pay all wages, failure to pay overtime wages, failure to pay minimum wages, failure to provide meal periods, violation of Labor Code §450, violation of Labor Code §2802 and California Code of Regulations §11040(9)(A), statutory wage violations (late payment of wages), unlawful business practices under Business and Professions Code §16720 and §17200, conversion of wages and violation of Civil Code §52.1. The plaintiff purports to bring the action also on behalf of current and former California bebe employees who are similarly situated. The lawsuit seeks compensatory, statutory, punitive, restitution and injunctive relief. The Company believes that the claims are without merit, however it is reviewing the allegations at this early stage.

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

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our shareholders during the fourth quarter of fiscal year 2006.

PART II

ITEM 5.                MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The common stock trades on the Nasdaq National Market under the symbol “BEBE”. The following table sets forth the high and low sales of our common stock for the two years ended July 1, 2006, as reported by Nasdaq:

	High	Low
Fiscal 2005
First Quarter	$9.60	$7.63
Second Quarter	18.74	9.24
Third Quarter	23.00	15.40
Fourth Quarter	29.49	20.91
Fiscal 2006
First Quarter	$30.30	$15.47
Second Quarter	17.79	13.53
Third Quarter	20.47	13.02
Fourth Quarter	20.08	14.13

In April 2004, November 2004 and April 2005, respectively, the Company declared 3-for-2 stock splits which became effective in May 2004, December 2004 and June 2005, respectively. All share and per share amounts included in this report have been adjusted for these stock splits.

As of August 30, 2006, the number of holders of record of our common stock was 85 and the number of beneficial holders of our common stock was approximately 14,000.

Declaration and payment of dividends is within the sole discretion of our Board of Directors, subject to limitations imposed by California law and compliance with our credit agreements, and will depend on our earnings, capital requirements, financial condition and such other factors as the Board of Directors deems relevant.

During fiscal 2006 we declared four quarterly dividends of $0.04, $0.04, $0.04, and $0.05, respectively, per common share.

ITEM 6.                SELECTED FINANCIAL DATA

Selected Financial and Operating Data

The following selected financial data is qualified by reference to, and should be read in conjunction with, the Consolidated Financial Statements and Notes thereto and the other financial information appearing elsewhere in this filing. These historical results are not necessarily indicative of results to be expected in the future. In April 2004, November 2004 and April 2005, the Company declared 3-for-2 stock splits which became effective in May 2004, December 2004 and June 2005, respectively. All share and per share amounts included herein have been adjusted for these stock splits.

	Fiscal Year Ended
	July 1,	July 2,	June 30,	June 30,	June 30,
	2006	2005	2004	2003	2002
	(Dollars in thousands, except per share data)
Operating Results:
Net sales	$579,073	$509,527	$372,257	$323,549	$316,424
Cost of sales, including production and occupancy	292,592	256,560	197,269	179,058	174,048
Gross margin	286,481	252,967	174,988	144,491	142,376
Selling, general and administrative expenses	181,986	151,087	122,278	115,851	101,828
Income from operations	104,495	101,880	52,710	28,640	40,548
Interest and other income, net	10,408	5,013	1,959	2,199	2,074
Income before income taxes	114,903	106,893	54,669	30,839	42,622
Provision for income taxes	41,096	40,561	20,899	11,560	16,138
Net income	$73,807	$66,332	$33,770	$19,279	$26,484
Basic income per share	$0.81	$0.74	$0.39	$0.22	$0.31
Diluted income per share	$0.79	$0.71	$0.38	$0.22	$0.30
Basic weighted average shares outstanding	91,373	89,591	87,334	86,549	85,738
Diluted weighted average shares outstanding	93,795	93,453	89,395	87,419	87,628
Statistics:
Number of stores:
Opened during period	31	21	20	20	20
Closed during the period	3	6	1	5	1
Open at end of period	242	214	199	180	165
Net sales per average store(1)	$2,437	$2,347	$1,900	$1,770	$1,957
Comparable store sales increase (decrease)(2)	6.1%	25.7%	9.5%	(6.8)%	(5.7)%

	As of
	July 1,	July 2,	June 30,	June 30,	June 30,
	2006	2005	2004	2003	2002
	(Dollars in thousands)
Balance Sheet Data:
Working capital	$330,269	$275,717	$188,164	$149,840	$133,738
Total assets	500,909	407,546	296,736	241,978	213,165
Long-term debt, including current portion	509	393	—	—	2
Shareholders’ equity	408,224	333,243	244,420	201,345	180,541

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

Revenue recognition.   We recognize revenue at the time the products are received by the customers in accordance with the provisions of Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements” as amended by SAB No. 104, “Revenue Recognition”. Revenue is recognized for store sales at the point at which the customer receives and pays for the merchandise at the register. For on-line sales, revenue is recognized at the time the customer receives the product. We estimate and defer revenue and the related product costs for shipments that are in transit to the customer. Customers typically receive goods within one week of shipment. Amounts related to shipping billed to customers are reflected in net sales and the related costs are reflected in cost of goods sold.

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

Royalty revenue from product licensees is recorded as earned, which is based on the licensees’ sales.

Stock Based Compensation.   Effective July 3, 2005, we account for stock options and awards issued to employees in accordance with the fair value recognition provisions of Financial Accounting Standards Board (“FASB”) Statement No. 123(R) (“SFAS No. 123(R)”), “Share-Based Payment,” using the modified prospective transition method. Under SFAS No. 123(R), stock-based awards to employees are required to be recognized as compensation expense, based on the calculated fair value on the date of grant. We determine the fair value using the Black Scholes option pricing model. This model requires subjective assumptions, including future stock price volatility and expected term, which affect the calculated values.

We proactively reviewed our historical stock option granting practices and following this voluntary internal review we concluded that the compensation expense recorded in our historical financial statements was materially correct. During the course of the review, we found some errors relating to the dating of stock option grants, however did not identify any intentional back-dating. The total amount of unrecorded compensation expense since the inception of the Stock Plan attributable to dating errors of approximately $155,000 was recorded as additional compensation expense in the fourth quarter of fiscal 2006.

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

Long-lived assets.   We review long-lived assets for impairment whenever events or changes in circumstances, such as store closures or poor performing stores, indicate that the carrying value of an asset may not be recoverable. If the undiscounted cash flows from the long-lived assets are less than the carrying value we record an impairment charge equal to the difference between the carrying value and the asset’s fair value. In addition, at the time a decision is made to close a store, we record an impairment charge, if appropriate, or accelerate depreciation over the revised useful life of the asset. Historically, our impairment charges have been immaterial. During fiscal 2006, 2005 and 2004, we recorded charges for the impairment of store assets of $73,000, $112,000 and $120,000, respectively. We believe at this time that the long-lived assets’ carrying values and useful lives continue to be appropriate.

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

Self-Insurance.   We use a combination of insurance and self insurance for employee related health care benefits. We record self insurance liabilities based on claims filed and an estimate of those claims incurred but not reported. Any projection of losses concerning our liability is subject to a high degree of variability. Among the causes of this variability are unpredictable external factors affecting future inflation rates, changes in severity, benefit level changes, medical costs and claim settlement patterns. Should a different amount of claims occur compared to what was estimated or costs of the claims increase or decrease beyond what was anticipated, reserves may need to be adjusted in the future.

Income Taxes.   We accrue liabilities for estimates of probable settlements of domestic and foreign tax audits. At any one time, many tax years may be subject to audit by various taxing jurisdictions. The results of these audits and negotiations with taxing authorities may affect the ultimate settlement of these issues. Our effective tax rate in a given financial statement period may be materially impacted by changes in the mix and level of earnings. We also record a valuation allowance against a portion of our deferred tax assets arising from foreign tax credit carryforwards as the utilization of these credits is not assured.

Recent Accounting Pronouncements

In November 2004, the FASB issued Statement No. 151 (“SFAS No. 151”), “Inventory Costs, an Amendment of ARB No. 43, Chapter 4”. SFAS No. 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material and requires that these items be recognized as current period charges. SFAS No. 151 applies only to inventory costs incurred during periods beginning after the effective date and also requires that the allocation of fixed production overhead to conversion costs be based on the normal capacity of the production facilities. SFAS No. 151 is effective beginning in fiscal 2007. The Company does not believe that the adoption of SFAS No. 151 will have a material impact on its financial position or results of operations.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3”. SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application as the required method for reporting a change in accounting principle. SFAS No. 154 provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. SFAS No. 154 also addresses the reporting of a correction of an error by restating previously issued financial statements. SFAS No. 154 is effective for accounting changes and error corrections made in fiscal years beginning after December 15, 2005. The Company does not believe that the adoption of SFAS No. 154 will have a material impact on its financial position or results of operations.

In October 2005, the FASB issued FASB Staff Position No. 13-1, “Accounting for Rental Costs Incurred During a Construction Period” (“FSP No. 13-1”), which requires rental costs associated with ground or building operating leases that are incurred during a construction period to be recognized as rental expense. FSP No. 13-1 is effective for periods beginning after December 15, 2005. The Company does not believe that the adoption of FSP No. 13-1 will have a material impact on its financial position or results of operations.

In June 2006, the FASB issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109”. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is in the process of determining the impact that the adoption of FIN 48 will have on its financial position and results of operations.

Results of Operations

Beginning on July 1, 2004, we changed our fiscal year to a 52/53 week year, each period ending on the first Saturday after June 30. Fiscal year 2004 was reported on a calendar month basis. Fiscal years 2005, 2006 and 2007 include 52, 52 and 53 weeks, respectively.

The following table sets forth certain financial data as a percentage of net sales for the periods indicated:

	Fiscal Year Ended
	July 1,	July 2,	June 30,
	2006	2005	2004
Statement of Operating Data:
Net sales	100.0%	100.0%	100.0%
Cost of sales, including production and occupancy(1)	50.5	50.4	53.0
Gross margin	49.5	49.6	47.0
Selling, general and administrative expenses(2)	31.5	29.6	32.8
Income from operations	18.0	20.0	14.2
Interest and other income, net	1.8	1.0	0.5
Income before income taxes	19.8	21.0	14.7
Provision for income taxes	7.1	8.0	5.6
Net income	12.7%	13.0%	9.1%

       (1) Cost of sales includes the cost of merchandise, occupancy costs and production costs.

       (2) Selling, general and administrative expenses primarily consist of non-occupancy store costs, corporate overhead and advertising costs.

Years Ended July 1, 2006 and July 2, 2005

Net Sales.   Net sales increased to $579.1 million during the year ended July 1, 2006 from $509.5 million in fiscal 2005, an increase of $69.6 million, or 13.7%. An increase in comparable store sales of 6.1% versus the prior year contributed $27.3 million to the increase in sales. The remaining increase in sales of $42.3 million was generated by stores not included in the comparable store sales base and year over year increases in on-line sales and wholesale sales to international licensees. The increase in comparable store sales performance was largely due to customer acceptance of the product offering. Based on the Company’s current sales trend, we expect positive comparable store sales in fiscal year 2007. Net sales include a reduction of $2.4 million associated with the customer loyalty program in the current year compared to $0 for the comparable period of the prior year.

Gross Margin.   Gross margin increased to $286.5 million for the year ended July 1, 2006 from $253.0 million in fiscal 2005, an increase of $33.5 million, or 13.2%. As a percentage of net sales, gross margin of 49.5% was consistent with 49.6% in the prior year, due to a lower merchandise margin offset by favorable occupancy leverage. In the prior year we recorded lease accounting adjustments of $3.2 million which had a 0.7% impact on gross margin.

Selling, General and Administrative Expenses.   Selling, general and administrative expenses, which primarily consist of non-occupancy store costs, corporate overhead and advertising costs, increased to $182.0 million during fiscal 2006 from $151.1 million in fiscal 2005, an increase of $30.9 million, or 20.5%. As a percentage of net sales, these expenses increased to 31.5% during fiscal 2006 from 29.6% in fiscal 2005. This increase as a percentage of net sales was primarily due to stock based compensation and a negotiated legal settlement, together representing 1.7% of sales, as well as increased advertising expenses offset by lower compensation and variable expenses.

Interest and Other Income, Net.   We generated $10.4 million of interest and other income (net of other expenses) during fiscal 2006 as compared to $5.0 million in fiscal 2005. The increase in interest and other income results from the continued increase of average cash and equivalents and marketable securities balances due to positive operating results and increased interest rates.

Provision for Income Taxes.   The effective tax rate was 35.8% for fiscal 2006 as compared to 38.0% for fiscal 2005. The lower effective tax rate for 2006 is primarily attributable to an increase in tax exempt interest. The effective tax rate is expected to fluctuate from period to period under SFAS No. 123(R).

Years Ended July 2, 2005 and June 30, 2004

Net Sales.   Net sales increased to $509.5 million during the year ended July 2, 2005 from $372.3 million in fiscal 2004, an increase of $137.2 million, or 36.9%. An increase in comparable store sales of 25.7% versus the prior year contributed $87.6 million to the increase in sales. The remaining increase in sales of $49.6 million was generated by stores not included in the comparable store sales base and year over year increases in on-line sales and wholesale sales to international licensees. The increase in comparable store sales performance was largely due to customer acceptance of the product offering.

Gross Margin.   Gross margin increased to $253.0 million for the year ended July 2, 2005 from $175.0 million in fiscal 2004, an increase of $78.0 million, or 44.6%. As a percentage of net sales, gross margin increased to 49.6% for fiscal 2005 from 47.0% during fiscal 2004. The increase in gross margin as a percentage of net sales from the prior year of 2.6% resulted from favorable occupancy leverage of 2.4 percentage points as a result of higher comparable store sales and improved merchandise margins of 0.9 percentage points as a result of lower markdowns sold, offset by lease accounting adjustments of $3.2 million, or 0.7 percentage points.

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

Interest and Other Income, Net.   We generated $5.0 million of interest and other income (net of other expenses) during fiscal 2005 as compared to $2.0 million in fiscal 2004. The increase in interest and other income results from an increase of average cash and equivalents and marketable securities balances due to positive operating results.

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

Liquidity and Capital Resources

Our working capital requirements vary widely throughout the year and generally peak in the first and second fiscal quarters. At July 1, 2006, we had approximately $327.7 million of cash and equivalents and short-term marketable securities on hand. In addition, we had a revolving line of credit, under which we could borrow or issue letters of credit up to a combined total of $25.0 million, which expires March 31, 2009. As of July 1, 2006, there were no cash borrowings outstanding and there was $3.3 million of letters of credit outstanding.

Net cash provided by operating activities in fiscal 2006, 2005 and 2004 was $92.6 million, $91.7 million and $58.0 million, respectively. The increase of $0.9 million for fiscal 2006 over fiscal 2005 is primarily due to increases in net earnings of $7.5 million, non-cash compensation expense of $8.5 million and depreciation and amortization expense of $1.9 million, offset by increases in deferred rent of $4.5 million, and deferred income taxes of $5.3 million and changes in working capital of $6.9 million.

Net cash used by investing activities was $76.1 million, $98.7 million and $53.7 million in fiscal 2006, 2005 and 2004, respectively. The primary use of these funds was for the purchase of marketable securities and capital expenditures. The decrease in cash used by investing activities in 2006 was primarily a result of net purchases of marketable securities of $45.0 million, as compared to net purchases of $75.4 million in 2005.

Capital expenditures of $31.4 million in 2006 comprise $19.0 million related to the opening of new stores, $6.8 million related to the relocation and expansion of existing stores, $3.2 million related to investments in management information systems, $0.9 million related to improvements of our facilities and $1.5 million on other projects. Capital expenditures of $23.3 million in 2005 comprise $10.5 million related to the opening of new stores, $6.2 million related to the relocation and expansion of existing stores, $2.2 million related to improvements of our new design studio and production facility in Los Angeles, $2.5 million related to investments in management information systems, and $1.9 million on other projects.

We opened 31, 21, and 20 new stores in fiscal 2006, 2005 and 2004, respectively, and we expect to open 50 stores in fiscal 2007. In fiscal year 2007, we expect capital expenditures of approximately $37.7 million for new stores and relocation and expansion of existing stores, approximately $9.2 million for investments in information systems and approximately $3.1 million of other capital expenditures.

During fiscal 2006, the average bebe and BEBE SPORT new store construction costs (before tenant allowances) were $525,000 and the average gross inventory investment per store was $115,000.

Net cash used by financing activities was $5.1 million in fiscal 2006 compared to net cash provided by financing activities of $7.5 million and $7.1 million in fiscal 2005 and fiscal 2004, respectively, and resulted from the payment of dividends totaling $11.0 million offset by proceeds from the issuance of common stock arising from stock option exercises of $6.1 million. In fiscal 2005, the proceeds from the issuance of common stock arising from stock option exercises exceeded the payment of dividends, and in fiscal 2004 no dividends were paid.

We believe that our cash on hand, together with our cash flow from operations, will be sufficient to meet our capital and operating requirements through fiscal 2007. Our future capital requirements, however, will depend on numerous factors, including without limitation, the size and number of new and expanded stores, investment costs for management information systems, potential acquisitions and/or joint ventures, repurchase of stock and future results of operations.

Summary Disclosures about Contractual Obligations and Commercial Commitments:

The following tables summarize our significant contractual obligations and commercial commitments as of July 1, 2006 (in thousands):

	Amount of commitment expiration period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
	(Dollars in thousands)
OTHER COMMERCIAL COMMITMENTS
Operating leases	$353,322	$47,709	$92,873	$80,486	$132,254
Capital leases	527	261	266	—	—
Trade letters of credit	3,272	3,272	—	—	—
Unconditional purchase obligations(1)	69,317	69,317	—	—	—
Total Contractual Obligations and Commercial Commitments	$426,438	$120,559	$93,139	$80,486	$132,254

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

As of July 1, 2006, there were no cash borrowings outstanding and there were $3.3 million of letters of credit outstanding under the line of credit.

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

Interest Rate Risk.

We currently maintain a portfolio of variable investments consisting of cash equivalents and short-term marketable securities. Marketable securities are comprised of closed-end variable interest rate funds that invest primarily in tax-exempt municipal bonds. Due to the variable nature of these investments, their value is typically not subject to market rate changes. According to our investment policy, we may invest in taxable and tax exempt instruments. In addition, the policy establishes limits on credit quality, maturity, issuer and type of instrument. Marketable securities are classified as “available for sale”. We do not use derivative financial instruments in our investment portfolio.

All highly liquid investments with a maturity of three months or less at the date of purchase are considered to be cash equivalents. Investments are considered short-term marketable securities if the original maturity is between three months and twelve months, or long-term marketable securities if the original maturity is greater than twelve months. Auction rate securities have stated maturities beyond one year but are priced and traded as short-term instruments due to the liquidity provided through the interest rate reset mechanism and are classified as short-term when they represent investments of cash that are intended for use in current operations.

The following table lists our cash equivalents and short-term marketable securities at July 1, 2006:

	Book Value	Fair Value
	(Dollars in thousands)
Cash equivalents	$34,095	$34,095
Weighted average interest rate	2.84%
Short-term marketable securities	289,015	289,015
Weighted average interest rate	3.78%
Total	$323,110	$323,110

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

ITEM 9.              CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.      CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (“the Exchange Act”). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely discussions regarding required disclosure.

Internal Control over Financial Reporting

Management’s report on the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) in the Exchange Act), and the related report of our independent registered public accounting firm, are included on pages F-2 and F-3 of this Annual Report on Form 10-K, under the headings, “Management’s Annual Report on Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm”, and are incorporated herein by reference.

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

ITEM 9B. OTHER INFORMATION

On September 8, 2006, the Compensation and Management Development Committee (the “Compensation Committee”) of the Board of Directors of the Company met and adjusted the base salaries of the Company’s Named Executive Officers (as defined in the Company’s 2005 proxy statement). The fiscal 2007 salaries for the Named Executive Officers are set forth in the table below.

Named Executive Officer(1)	Fiscal 2007 Base Salary
1. Manny Mashouf	$120,000
2. Gregory Scott	$600,000
3. Walter Parks(2)	$380,000
4. Barbara Wambach	$360,500
5. Susan Peterson	$296,010

Base salaries may be adjusted from time to time as determined by the Compensation Committee.

(1)          As defined in the Company’s 2005 proxy statement. The determination of the Company’s named executive officers for fiscal 2006 will be set forth in the Company’s 2006 proxy statement, which shall be filed within 120 days of the end of the Company’s 2006 fiscal year end.

(2)          Also on September 8, 2006 Mr. Parks was promoted from the position of Chief Financial Officer to the position of Chief Operating Officer and Chief Financial Officer. For additional information regarding Mr. Parks’ background, please refer to the information set forth under the heading “Executive Officers and Directors of the Registrant” in Part I, Item I of this report.

On September 8, 2006, the Compensation Committee approved a fiscal 2007 cash incentive plan. The cash incentive plan has multiple performance criteria for an individual award, including (1) individual management bonus objectives (MBOs) such as, total corporate or divisional sales, comparable sales, operating profit, gross margin, inventory shrink and (2) an additional performance target for divisional income and/or corporate earnings per share (EPS). Any bonus award under the cash incentive plan for any participant is dependent on the participant’s individual MBOs being achieved, and that if all MBOs are achieved for an individual officer, a percentage of the total award is payable depending on the officer’s position, with the remaining percentage of the individual’s potential total award payable if the divisional income and/or corporate EPS target is also achieved. The size of the MBO and corporate EPS and/or divisional income target bonus awards will vary within a specified range depending on the actual level of performance achieved. Participants included the named executive officers as well as other management and key employees. The plan is administered by the Compensation Committee.

The Compensation Committee also approved a fiscal 2007 performance based restricted stock incentive plan. The determination of the size of the opportunity for restricted stock units (RSUs) for fiscal 2007 performance relative to the size of stock option grants for individual officers was based on the size of the total long term incentive allocated for the individual officer based on the responsibilities and expected contribution from the individual officer as well as a determination of the Compensation Committee, with the recommendation of management, as to the best motivator for each officer. The RSU incentive award for any individual is to be granted upon the successful achievement of specified performance criteria for fiscal 2007 approved by the Compensation Committee, such as corporate EPS, total corporate sales, divisional comparable sales and comparable sales gross margin dollars. The RSUs will be awarded, if at all, by the Compensation Committee on determination of achievement of the performance targets for fiscal 2007. The RSU opportunity for each officer is a range depending on performance achieved in fiscal 2007 for the applicable factors. The vesting of any RSUs awarded upon achievement of the fiscal 2007 performance targets is over two years from the grant date, and vesting 50% per year on the anniversary of the grant date.

PART III

ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding the Registrant’s executive officers required by Item 401 of Regulation S-K is included under Item 1 of Part I of this report under the caption “Executive Officers and Directors of the Registrant” and incorporated herein by reference.

Information with respect to the Registrant’s directors required by Item 401 of Regulation S-K is incorporated by reference from the section under the caption of “Proposal No. 1 Election of Directors” in the Registrant’s definitive Proxy Statement to be filed with the Commission not later than 120 days after the end of the registrant’s fiscal year.

Information with respect to compliance with Section 16(a) of the Exchange Act required by Item 405 of Regulation S-K is incorporated be reference from the section under the caption “Section 16(A) Beneficial Ownership Reporting Compliance” in the Registrant’s definitive Proxy Statement to be filed with the Commission not later than 120 days after the end of the Registrant’s fiscal year.

Information with respect to the Company’s code of ethics required by Item 406 of Regulation S-K is incorporated be reference from the section under the caption “Committee Charters and Other Corporate Governance Materials” in the Registrant’s definitive Proxy Statement to be filed with the Commission not later than 120 days after the end of the Registrant’s fiscal year.

ITEM 11.       EXECUTIVE COMPENSATION

Information with respect to executive compensation required by Item 401 of Regulation S-K incorporated by reference from the section under the caption of “Executive Compensation and Other Matters” in the Registrant’s definitive Proxy Statement to be filed with the Commission not later than 120 days after the end of the Registrant’s fiscal year.

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information with respect to security ownership of beneficial owners and related stockholder matters required by Item 201(d) and Item 403 of Regulation S-K is incorporated by reference from the section under the captions “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management” in the Registrant’s definitive Proxy Statement to be filed with the Commission not later than 120 days after the end of the Registrant’s fiscal year.

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information with respect to certain relationships and related transactions required by Item 404 of Regulation S-K is incorporated by reference from the section under the caption “Certain Relationships and Related Transactions” in the Registrant’s definitive Proxy Statement to be filed with the Commission not later than 120 days after the end of the Registrant’s fiscal year.

ITEM 14.         PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information with required by Item 9(e) of Schedule 14A is incorporated by reference from the section under the caption “Ratification and Appointment of Independent Auditors” in the Registrant’s definitive Proxy Statement to be filed with the Commission not later than 120 days after the end of the Registrant’s fiscal year.

PART IV

ITEM 15.         EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)
	1.	The financial statements listed in the “Index to Consolidated Financial Statements” at page F-1 are filed as a part of this report.
	2.	Financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.
	3.	Exhibits included or incorporated herein: See Index to Exhibits.
(b)		Exhibits

EXHIBIT NUMBER	DESCRIPTION OF DOCUMENT
3.1(h)	Amended and Restated Articles of Incorporation of Registrant.
3.2(f)	Amended and Restated Bylaws of Registrant.
4.1(a)	Specimen certificate representing the Common Stock (in standard printer form, not provided).
10.1	1997 Stock Plan.
10.2(a)	1998 Stock Purchase Plan.
10.3(a)	Form of Indemnification Agreement.
10.6(b)

Standard Industrial/Commercial-Tenant Lease-Net dated November 30, 1998 between Registrant and Far Western Land and Investment Company, Inc., (lease for additional building to house administrative departments in Brisbane, California).

10.8(c)	Form of Retail Store License Agreement between Registrant and [company].
10.9(d)	Amendment No. 1 to Lease Agreement (amendment to Standard Industrial/Commercial-Tenant Lease-Net dated November 30, 1998 between Registrant and Far Western Land and Investment Company, Inc.)
10.10(e)	Lease Agreement dated October 24, 2000, as amended, between Registrant and Lincoln PO Benicia Limited Partnership.
10.11(e)	Lease Agreement dated November 3, 2000, as amended, between Registrant and Stanley Hirsh and Anita Hirsh as trustees, D/B/A Mercantile Center.
10.12(e)	Form of Restricted Stock Units Agreement.
10.17(f)	Standard Offer, Agreement and Escrow Instructions for Purchase of Real Estate dated January 20, 2004 by and among bebe stores, inc. and 10345 Olympic LLC.
10.18(g)	Business Loan Agreement dated March 28, 2003, as amended, between Registrant and Bank of America N.A.
10.20(h)	Third Amendment to Business Loan Agreement between Registrant and bank of America N.A.
10.21(h)	bebe stores, inc. Form of Stock Option Agreement
10.22(h)	bebe stores, inc. Form of Restricted Stock Unit Agreement
21.1	Subsidiaries of Registrant.
23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney (see signature page).
31.1	Section 302 Certification of Chief Executive Officer.
31.2	Section 302 Certification of Chief Financial Officer.
32.1	Section 906 Certification of Chief Executive Officer.
32.2	Section 906 Certification of Chief Financial Officer.

        (a) Incorporated by reference from exhibits of the same number in Registrant’s Registration Statement on Form S-1 (Reg. No. 333-50333), effective June 16, 1998.

       (b) Incorporated by reference from exhibits of the same number in Registrant’s Quarterly Report on Form 10-Q filed on February 16, 1999.

        (c) Incorporated by reference from exhibits of the same number in Registrant’s Annual Report on Form 10-K filed on September 28, 1999.

       (d) Incorporated by reference from exhibits of the same number in Registrant’s Annual Report on Form 10-K filed on September 28, 2000.

        (e) Incorporated by reference from exhibits of the same number in Registrant’s Annual Report on Form 10-K filed on September 29, 2003.

          (f) Incorporated by reference from exhibits of the same number in Registrant’s Annual Report on Form 10-K filed on September 13, 2004.

        (g) Incorporated by reference from exhibit of the same number in Registrant’s Current Report on Form 8-K filed on September 20, 2004.

       (h) Incorporated by reference from identically titled exhibits to Registrant’s Current Report on Form 8-K filed on November 23, 2005.

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Brisbane, State of California, on the 13th day of September 2006.

bebe stores, inc.
By:	Gregory Scott
Chief Executive Officer
(Principal Executive Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Gregory Scott and Walter Parks, and each of them acting individually, as his true and lawful attorneys-in-fact and agents, each with full power of substitution, for him in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorneys-in-fact and agents, or his or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Exchange Act, this Annual Report on Form 10-K has been signed by the following persons in the capacities and on the dates indicated:

Name	Title	Date
/s/ GREGORY SCOTT	Chief Executive Officer (Principal	September 13, 2006
Gregory Scott	Executive Officer) and Director
/s/ WALTER PARKS	Chief Financial Officer (Principal	September 13, 2006
Walter Parks	Financial Officer)
/s/ MANNY MASHOUF	Chairman of the Board	September 13, 2006
Manny Mashouf
/s/ NEDA MASHOUF	Vice Chairman of the Board	September 13, 2006
Neda Mashouf
/s/ BARBARA BASS	Director	September 13, 2006
Barbara Bass
/s/ CYNTHIA COHEN	Director	September 13, 2006
Cynthia Cohen
/s/ CORRADO FEDERICO	Director	September 13, 2006
Corrado Federico
/s/ CADEN WANG	Director	September 13, 2006
Caden Wang

bebe stores, inc.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JULY 1, 2006, JULY 2, 2005, AND JUNE 30, 2004:

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of bebe stores, inc. is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. With the participation of the Chief Executive Officer and the Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of July 1, 2006.

bebe stores, inc.’s independent auditor, Deloitte & Touche LLP, an independent registered public accounting firm, has issued an audit report on our management’s assessment of our internal control over financial reporting. This audit report appears on pages F-3 and F-4 of this annual report on Form 10-K.

September 13, 2006
/s/ GREGORY SCOTT
Gregory Scott
Chief Executive Officer and Director
(Principal Executive Officer)
/s/ WALTER PARKS
Walter Parks
Chief Financial Officer
(Principal Financial Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
bebe stores, inc.:

We have audited the accompanying consolidated balance sheets of bebe stores, inc. and subsidiaries (the “Company”) as of July 1, 2006 and July 2, 2005, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three fiscal years in the period ended July 1, 2006. We also have audited management’s assessment, included in the accompanying “Management’s Annual Report on Internal Control Over Financial Reporting” that the Company maintained effective internal control over financial reporting as of July 1, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on these financial statements, an opinion on management’s assessment, and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinion.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of bebe stores, inc. and subsidiaries as of July 1, 2006 and July 2, 2005, and the results of their operations and their cash flows for each of the three fiscal years in the period ended July 1, 2006, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of July 1, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of July 1, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ DELOITTE & TOUCHE LLP
San Francisco, California
September 13, 2006

bebe stores, inc.
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share data)

	As of
	July 1,	July 2,
	2006	2005
Assets:
Current assets:
Cash and equivalents	$38,656	$27,072
Short-term marketable securities	289,015	241,604
Receivables (net of allowance of $897 and $843)	5,682	6,547
Inventories, net	42,151	31,785
Deferred income taxes, net	6,779	5,470
Prepaid and other	7,023	7,129
Total current assets	389,306	319,607
Property and equipment, net	95,022	77,753
Long-term marketable securities	—	2,000
Deferred income taxes, net	13,243	5,169
Other assets	3,338	3,017
Total assets	$500,909	$407,546
Liabilities and Shareholders’ Equity:
Current liabilities:
Accounts payable	$22,947	$20,682
Accrued liabilities	35,841	23,041
Current portion of capital leases	249	167
Total current liabilities	59,037	43,890
Long term portion of capital leases	260	226
Deferred rent and other lease incentives	33,388	30,187
Total liabilities	92,685	74,303
Commitments and contingencies (Note 4)
Shareholders’ equity:
Preferred stock-authorized 1,000,000 shares at $0.001 par value per share; no shares issued and outstanding	—	—
Common stock-authorized 135,000,000 shares at $0.001 par value per share; issued and outstanding 91,744,090 and 91,127,616 shares	92	91
Additional paid-in capital	95,768	80,526
Deferred compensation	—	(35)
Accumulated other comprehensive income	2,418	971
Retained earnings	309,946	251,690
Total shareholders’ equity	408,224	333,243
Total liabilities and shareholders’ equity	$500,909	$407,546

See accompanying notes to consolidated financial statements.

bebe stores, inc.
CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except per share data)

	Fiscal Year Ended
	July 1,	July 2,	June 30,
	2006	2005	2004
Net sales	$579,073	$509,527	$372,257
Cost of sales, including production and occupancy	292,592	256,560	197,269
Gross margin	286,481	252,967	174,988
Selling, general and administrative expenses	181,986	151,087	122,278
Income from operations	104,495	101,880	52,710
Interest and other income, net	10,408	5,013	1,959
Income before income taxes	114,903	106,893	54,669
Provision for income taxes	41,096	40,561	20,899
Net income	$73,807	$66,332	$33,770
Basic income per share	$0.81	$0.74	$0.39
Diluted income per share	$0.79	$0.71	$0.38
Basic weighted average shares outstanding	91,373	89,591	87,334
Diluted weighted average shares outstanding	93,795	93,453	89,395

See accompanying notes to consolidated financial statements.

bebe stores, inc.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Amounts in thousands)

					Accumulated
	Common Stock		Additional		Other
	Number of		Paid-in	Deferred	Comprehensive	Retained		Comprehensive
	Shares	Amount	Capital	Compensation	Income	Earnings	Total	Income
Balances as of June 30, 2003	86,680	$86	$39,858	$(75)	$269	$161,207	$201,345
Net income	—	—	—	—	—	33,770	33,770	$33,770
Foreign currency translation adjustment	—	—	—	—	27	—	27	27
Total comprehensive income								$33,797
Deferred compensation	—	—	100	(100)	—	—	—
Amortization of deferred compensation	—	—	—	139	—	—	139
Common stock issued under stock plans including tax benefit	1,546	2	9,137	—	—	—	9,139
Balances as of June 30, 2004	88,226	88	49,095	(36)	296	194,977	244,420
Net income	—	—	—	—	—	66,332	66,332	$66,332
Foreign currency translation adjustment	—	—	—	—	675	—	675	675
Total comprehensive income								$67,007
Deferred compensation	—	—	100	(100)	—	—	—
Amortization of deferred compensation	—	—	—	101	—	—	101
Common stock issued under stock plans including tax benefit	2,902	3	31,331	—	—	—	31,334
Cash dividends declared	—	—	—	—	—	(9,619)	(9,619)
Balances as of July 2, 2005	91,128	91	80,526	(35)	971	251,690	333,243
Net income	—	—	—	—	—	73,807	73,807	$73,807
Foreign currency translation adjustment	—	—	—	—	1,447	—	1,447	1,447
Total comprehensive income								$75,284
Deferred compensation	—	—	(35)	35	—	—	—
Stock based compensation	—	—	9,199	—	—	—	9,199
Common stock issued under stock plans including tax benefit	616	1	6,079	—	—	—	6,080
Cash dividends declared	—	—	—	—	—	(15,551)	(15,551)
Balances as of July 1, 2006	91,744	$92	$95,768	$—	$2,418	$309,946	$408,224

See accompanying notes to consolidated financial statements

bebe stores, inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Fiscal Year Ended
	July 1,	July 2,	June 30,
	2006	2005	2004
Cash flows from operating activities:
Net income	$73,807	$66,332	$33,770
Adjustments to reconcile net earnings to cash provided by operating activities:
Non-cash compensation expense	9,198	703	139
Depreciation and amortization	15,686	13,799	12,337
Net loss on disposal of property	104	445	95
Deferred income taxes	(9,360)	(4,033)	(178)
Deferred rent	3,125	7,615	4,573
Changes in operating assets and liabilities:
Receivables	1,469	(3,581)	(1,161)
Inventories	(10,248)	(6,204)	(116)
Prepaid expenses and other assets	(379)	(5,151)	(598)
Accounts payable	2,254	5,369	(843)
Accrued liabilities	6,894	16,422	9,979
Net cash provided by operating activities	92,550	91,716	57,997
Cash flows from investing activities:
Purchase of property and equipment	(31,361)	(23,300)	(22,271)
Proceeds from sales of equipment	276	—	—
Purchase of marketable securities	(414,229)	(330,168)	(235,069)
Proceeds from sales and maturities of marketable securities	369,228	254,752	203,619
Net cash used by investing activities	(76,086)	(98,716)	(53,721)
Cash flows from financing activities:
Net proceeds from issuance of common stock	3,873	17,266	7,113
Tax benefit on options exercised	2,206	—	—
Cash dividends paid	(10,963)	(9,619)	—
Other	(259)	(161)	—
Net cash (used) / provided by financing activities	(5,143)	7,486	7,113
Net increase in cash and equivalents	11,321	486	11,389
Effect of exchange rate changes on cash	263	531	27
Cash and equivalents:
Beginning of year	27,072	26,055	14,639
End of year	$38,656	$27,072	$26,055
Supplemental information:
Cash paid for interest	$16	$15	$—
Cash paid for income taxes	$48,670	$31,875	$17,190

See accompanying notes to consolidated financial statements.

1.   Summary of Significant Accounting Policies

Nature of the business—bebe stores, inc., the “Company,” designs, develops and produces a distinctive line of contemporary women’s apparel and accessories, which it markets under the bebe, COLLECTION bebe, Neda by bebe, Neda, BEBE SPORT and bebe O brand names. As of July 1, 2006 the Company operates 242 specialty retail stores located in 32 states, the District of Columbia, Puerto Rico, Canada, 15 licensed stores internationally and an on-line store at www.bebe.com.

The Company has one reportable segment and has three brands with product lines of a similar nature. Revenues of the Company’s international retail operations represent approximately three percent of total revenues for fiscal year 2006.

Basis of financial statement presentation—The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America (GAAP).

Stock splits—In April 2004, November 2004 and April 2005, the Company declared 3-for-2 stock splits which became effective in May 2004, December 2004, June 2005, respectively. All share and per share amounts included herein have been adjusted to reflect these stock splits.

Consolidation—The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany transactions and balances have been eliminated.

Fiscal year—Beginning on July 1, 2004, the Company changed their fiscal year to a 52/53 week year, ending on the first Saturday after June 30. Fiscal year 2004 was reported on a calendar month basis. Fiscal years 2005 and 2006 each have 52 weeks.

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

Cash and equivalents represent cash and short-term, highly liquid investments with original maturities of less than three months.

Marketable securities—The Company’s marketable securities are classified as available for sale and are carried at cost which approximates their fair market value. Marketable securities are considered short-term if the original maturity is between three months and twelve months, or long-term if the original maturity is greater than twelve months. Auction rate securities have stated maturities beyond one year but are priced and traded as short-term instruments due to the liquidity provided through the interest rate reset mechanism and are classified as short-term as they represent investments of cash that are intended for use in current operations.

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

Allowance for Doubtful Accounts

The changes in the allowance for doubtful accounts are summarized below (in thousands):

	Fiscal Year Ended
	July 1,	July 2,	June 30,
	2006	2005	2004
Balance at beginning of year	$843	$632	$531
Charged to cost and expense	928	848	629
Deductions	(874)	(637)	(528)
Balance at end of year	$897	$843	$632

Property and equipment, net are stated at cost. Depreciation and amortization on property and equipment is computed using the straight-line method over the following estimated useful lives.

Description	Term
Buildings	39.5 years
Leasehold improvements	10 years or term of lease, whichever is shorter
Furniture, fixtures, equipment and vehicles	5 years
Computer hardware and software	3 years

Impairment of long-lived assets—The Company regularly reviews the carrying value of its long-lived assets. Whenever events or changes in circumstances indicate that the carrying amount of its assets might not be recoverable, the Company, using its best estimates based on reasonable and supportable assumptions and projections, has reviewed for impairment the carrying value of long-lived assets. Based on the review of certain underperforming stores, the Company recorded impairment charges of $73,000, $112,000 and $120,000 in 2006, 2005 and 2004, respectively.

Lease Accounting—The Company leases retail stores and office space under operating leases. Costs associated with negotiating new store leases are capitalized in other assets and amortized over the lease term.

Many of the Company’s operating leases contain predetermined fixed increases of the minimum rental rate during the initial lease term. For these leases, the Company recognizes the related rental expense on a straight-line basis over the lease term, commencing when possession of the property is taken from the landlord, which normally includes a construction period prior to the store opening. The Company records the difference between the recognized rent expense and the amounts paid as deferred rent.

The Company receives construction allowances from landlords, which are deferred and amortized on a straight-line basis over the lease term, including the construction period, as a reduction of rent expense. Construction allowances are recorded under deferred rent on the balance sheet.

1.   Summary of Significant Accounting Policies (Continued)

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

We record a reserve for estimated product returns based on historical return trends. If actual returns are greater than those projected, additional sales returns may be recorded in the future. The changes in the returns reserve are summarized below (in thousands):

	Fiscal Year Ended
	July 1,	July 2,	June 30,
	2006	2005	2004
Balance at beginning of year	$982	$572	$498
Additions	16,766	15,650	9,245
Returns	(16,765)	(15,240)	(9,171)
Balance at end of year	$983	$982	$572

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

Royalty revenue from product licensees is recorded as earned, which is based on the licensees’ sales.

Store preopening costs associated with the opening or remodeling of stores, such as preopening rent and payroll, are expensed as incurred.

Apparel and accessory design activities are expensed as incurred.

Advertising costs are charged to expense when the advertising first takes place. Advertising costs were $23.9 million, $17.0 million and $12.6 million, respectively, during fiscal 2006, 2005 and 2004.

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

Stock based compensation—Prior to July 3, 2005, the Company accounted for stock-based awards granted to employees and non-employee Directors under the Stock Plan in accordance with the measurement and recognition provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, Financial Accounting Standards Board (“FASB”) Statement No. 123 “Accounting for Stock-Based Compensation,” and complied with the disclosure

1.   Summary of Significant Accounting Policies (Continued)

provisions of FASB Statement No. 148, “Accounting for Stock-Based Compensation Transition and Disclosure, an Amendment of FASB Statement No. 123.”

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

Had stock-based employee compensation expense been determined based upon the fair values at the grant dates for awards under the Company’s stock plan in accordance with FASB Statement No. 123 in fiscal years 2005 and 2004, the Company’s pro forma net earnings, basic and diluted earnings per common share would have been as follows:

	Fiscal Year Ended
	July 2,	June 30,
	2005	2004
	(Dollars in thousands, except per share amounts)
As reported	$66,332	$33,770
Add: Stock-based employee compensation expense included in reported net income, net of income tax	412	86
Deduct: Stock based employee compensation determined under the fair value method, net of income tax	(7,049)	(3,744)
Pro forma	$59,695	$30,112
Basic EPS, as reported	$0.74	$0.39
Basic EPS, pro forma	$0.67	$0.34
Diluted EPS, as reported	$0.71	$0.38
Diluted EPS, pro forma	$0.64	$0.34

Earnings per share—Basic earnings per share (EPS) is computed as net earnings divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through the exercise of outstanding dilutive stock options.

The following is a reconciliation of the number of shares used in the basic and diluted earnings per share computations:

	Fiscal Year Ended
	July 1,	July 2,	June 30,
	2006	2005	2004
	(in thousands)
Basic weighted average number of shares outstanding	91,373	89,591	87,334
Incremental shares from assumed issuance of stock options	2,422	3,862	2,061
Diluted weighted average number of shares outstanding	93,795	93,453	89,395

The number of incremental shares from the assumed issuance of stock options is calculated by applying the treasury stock method.

1.   Summary of Significant Accounting Policies (Continued)

Excluded from the computation of the number of diluted weighted average shares outstanding were antidilutive options of 1.3 million, 0.3 million and 2.0 million for the fiscal years ended July 1, 2006, July 2, 2005, and June 30, 2004, respectively.

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

Recent Accounting Pronouncements

In November 2004, the FASB issued Statement No. 151 (“SFAS No. 151”), “Inventory Costs, an Amendment of ARB No. 43, Chapter 4”. SFAS No. 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material and requires that these items be recognized as current period charges. SFAS No. 151 applies only to inventory costs incurred during periods beginning after the effective date and also requires that the allocation of fixed production overhead to conversion costs be based on the normal capacity of the production facilities. SFAS No. 151 is effective beginning in fiscal 2007. The Company does not believe that the adoption of SFAS No. 151 will have a material impact on its financial position or results of operations.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3”. SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application as the required method for reporting a change in accounting principle. SFAS No. 154 provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. SFAS No. 154 also addresses the reporting of a correction of an error by restating previously issued financial statements. SFAS No. 154 is effective for accounting changes and error corrections made in fiscal years beginning after December 15, 2005. The Company does not believe that the adoption of SFAS No. 154 will have a material impact on its financial position or results of operations.

In October 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. 13-1, “Accounting for Rental Costs Incurred During a Construction Period” (“FSP No. 13-1”), which requires rental costs associated with ground or building operating leases that are incurred during a construction period to be recognized as rental expense. FSP No. 13-1 is effective for periods beginning after December 15, 2005. The Company does not believe that the adoption of FSP No. 13-1 will have a material impact on its financial position or results of operations.

In June 2006, the FASB issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109”. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is in the process of determining the impact that the adoption of FIN 48 will have on its financial position and results of operations.

2.   Inventories

The Company’s inventories consist of:

	As of
	July 1,	July 2,
	2006	2005
	(Dollars in thousands)
Raw materials	$10,417	$7,302
Merchandise available for sale	31,734	24,483
Inventories	$42,151	$31,785

3.   Credit Facilities

The Company has an unsecured commercial line of credit agreement with a bank, which provides for borrowings and issuance of letters of credit of up to $25.0 million and expires on March 31, 2009. The outstanding balance bears interest at either the bank’s reference rate (which was 8.25% and 6.25% as of July 1, 2006 and July 2, 2005, respectively) or the LIBOR rate plus 1.75 percentage points. As of July 1, 2006 and July 2, 2005, there were no outstanding cash borrowings, and there was $3.3 million and $6.8 million, respectively, of letters of credit outstanding.

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

Rent expense under operating leases for the fiscal years ended July 1, 2006, July 2, 2005, and June 30, 2004 was $61.0 million, $56.8 million and $48.0 million, respectively. Rent expense includes percentage rent and other lease-required expenses for fiscal years 2006, 2005 and 2004 of $22.3 million, $18.7 million, and $15.9 million, respectively.

The Company leases certain equipment under capital leases. Net assets held under capital leases included in property and equipment as of July 1, 2006 and July 2, 2005 were $0.5 million and $0.4 million, respectively.

4.   Lease Obligations (Continued)

Future minimum lease payments at July 1, 2006 are as follows:

	Operating	Capital
	Leases	Leases
	(Dollars in thousands)
Fiscal year
2007	$47,709	$261
2008	47,277	228
2009	45,596	38
2010	42,722	—
2011	37,764	—
Thereafter	132,254	—
Total minimum lease payments	$353,322	$527
Less amounts representing interest		(18)
Present value of minimum lease payments		$509

5.   Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	As of
	July 1,	July 2,
	2006	2005
Gift certificates and store credits	$6,719	$5,827
Income taxes payable	5,365	—
Dividend payable	4,588	—
Employee compensation	3,901	7,895
Sales/use tax payable	3,365	3,127
Deferred revenue	2,427	122
Other	9,476	6,070
Total	$35,841	$23,041

6.   Income Taxes

Significant components of the provision for income taxes are as follows:

	Fiscal Year Ended
	July 1,	July 2,	June 30,
	2006	2005	2004
	(Dollars in thousands)
Current:
Federal	$41,200	$37,040	$17,162
State	7,165	6,625	3,457
Foreign	2,169	929	458
	50,534	44,594	21,077
Deferred
Federal	(8,594)	(3,311)	(28)
State	(618)	(842)	(156)
Foreign	(226)	120	6
	(9,438)	(4,033)	(178)
Provision	$41,096	$40,561	$20,899

6.   Income Taxes (Continued)

The components of earnings from continuing operations before income taxes are as follows:

	Fiscal Year Ended
	July 1,	July 2,	June 30,
	2006	2005	2004
	(Dollars in thousands)
United States	$108,895	$104,454	$53,427
Foreign	6,008	2,439	1,242
Total	$114,903	$106,893	$54,699

A reconciliation of the federal statutory tax rate with the Company’s effective income tax rate is as follows:

	Fiscal Year Ended
	July 1,	July 2,	June 30,
	2006	2005	2004
Federal statutory rate	35.0%	35.0%	35.0%
State rate, net of federal benefit	3.5	3.9	3.9
Tax-exempt interest	(2.4)	(1.2)	(0.9)
Other	(0.3)	0.3	0.2
Effective tax rate	35.8%	38.0%	38.2%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax reporting purposes.

6.   Income Taxes (Continued)

Significant components of the Company’s deferred tax assets (liabilities) are as follows (in thousands):

	July 1,	July 2,
	2006	2005
Current
Gift certificates and store credits	$2,696	$2,121
Inventory	1,530	1,152
Other accrued expenses	1,010	809
Deferred revenue	973	—
Accrued vacation	558	488
State taxes	515	1,129
Prepaid expenses	(669)	(560)
Other	166	331
Total Current	6,779	5,470
Non-Current
Basis difference in fixed assets	8,196	2,267
Deferred rent	4,961	4,231
Stock based compensation	2,563	—
Foreign tax credit	2,353	1,148
Construction allowance	(4,284)	(1,836)
Other	281	65
Non-Total Current	14,070	5,875
Valuation allowance	(827)	(706)
Deferred tax assets, net	$20,022	$10,639

The Company has foreign tax credit carry forwards of approximately $2,353,000 which will expire at various dates from fiscal year 2010 to fiscal year 2016. Utilization of these credits is limited by the generation of foreign source income in future years. A valuation allowance of approximately $827,000 has been established related to these foreign tax credit carry forwards as the utilization of such amount is not assured.

7.   Property and Equipment

Property and equipment consist of the following (in thousands):

	As of
	July 1,	July 2,
	2006	2005
Leasehold improvements	$96,787	$81,898
Furniture, fixtures, equipment and vehicles	29,568	23,723
Computer hardware and software	27,578	25,072
Land and buildings	10,942	10,942
Construction in progress	14,339	7,644
Total	179,214	149,279
Less: accumulated depreciation and amortization	(84,192)	(71,526)
Property and equipment, net	$95,022	$77,753

Construction in progress consists primarily of construction costs related to facilities that will open subsequent to year end and information technology projects.

8.   Employee Benefit Plan

Employees are eligible to participate in the Company’s 401(k) plan if they have been employed by the Company for one year, have reached age 21, and work at least 1,000 hours annually. Generally, employees can defer up to 75% of their gross wages up to the maximum limit allowable under the Internal Revenue Code. The employer can make a discretionary matching contribution for the employee. Employer contributions to the plan for the years ended July 1, 2006, July 2, 2005, and June 30, 2004 were $233,000, $194,000, and $137,000, respectively.

9.   Shareholders’ Equity

Preferred Stock

The Company is authorized to issue up to 1,000,000 shares of $0.001 par value preferred stock and to fix the rights, preferences, privileges and restrictions including voting rights, of these shares without any further vote or approval by the shareholders. No preferred stock has been issued to date.

Common Stock Plans

The 1997 Stock Plan as amended (the “Stock Plan”) provides for the grant of incentive stock options, non-qualified stock options, stock purchase rights, stock awards and restricted stock units (“RSU”). Although the Stock Plan allows for stock options and related awards to be granted at prices below fair market value, the Company has historically granted such options at the fair market value of the stock on the date of grant. Stock options and related awards have a maximum term of ten years. Options and restricted stock units granted to employees generally vest over four years with 20% of the award vested in each of the first and second years and 30% vested in each of the remaining two years. Options granted to Directors generally vest over four years with 20% of the award vested in each of the first and second years and 30% vested in each of the remaining two years. Restricted stock units awarded to Directors generally vest over a period of one year from the date of grant. As of July 1, 2006, the Company has reserved 19,613,750 shares of common stock for issuance under the Stock Plan and there were 1,585,391 shares available for future grant.

The following table summarizes information about stock options outstanding at July 1, 2006:

	Options Outstanding			Options Vested and Exercisable
Exercise Prices	Number (In thousands)	Weighted Average Remaining Life (in years)	Weighted Average Exercise Price	Number (In thousands)	Weighted Average Exercise Price
$0.53 to $7.16	1,667	5.15	$4.24	1,277	$3.73
$7.17 to $8.57	958	7.42	7.84	346	7.90
$8.63 to $8.63	2,687	7.63	8.63	1,150	8.63
$8.92 to $18.29	1,602	8.52	14.56	320	12.42
$18.94 to $28.43	436	8.98	21.49	81	21.71
	7,350	7.31	$9.59	3,174	$7.29

As of July 1, 2006, July 2, 2005 and June 30, 2004 there were approximately 3,174,000, 1,703,000 and 2,234,000 options exercisable at weighted average exercise prices per share of $7.29, $5.37 and $3.88, respectively.

9.   Shareholder’s Equity (Continued)

The following table summarizes stock option activity:

	Shares Outstanding (Amounts in thousands)	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Average Intrinsic Value (in thousands)
Outstanding, June 30, 2003	6,805	$4.66
Granted	6,706	8.25
Exercised	(1,520)	4.58
Cancelled	(1,871)	6.13
Outstanding, June 30, 2004	10,120	6.78
Granted	1,173	16.32
Exercised	(2,854)	6.00
Cancelled	(776)	7.32
Outstanding, July 2, 2005	7,663	8.48
Granted	868	17.29
Exercised	(605)	6.10
Cancelled	(576)	10.13
Outstanding, July 1, 2006	7,350	$9.59	7.31	$47,257
Exercisable, July 1, 2006	3,174	$7.29	6.35	$26,510

Intrinsic value for stock options is defined as the difference between the current market value and the grant price. For the year ended July 1, 2006, the total intrinsic value of stock options exercised was $7.3 million. Cash received from stock options exercised during the year ended July 1, 2006 was $3.7 million and the actual tax benefit realized for tax deductions from stock options exercised totaled $7.2 million.

The following table summarizes RSU activity:

	Shares (In thousands)	Weighted Average Grant Date Fair Value Per Share
Nonvested, June 30, 2003	14	$3.47
Granted	13	7.63
Vested	(14)	3.47
Nonvested, June 30, 2004	13	7.63
Granted	35	19.04
Vested	(42)	15.91
Nonvested, July 2, 2005	6	16.05
Granted	32	15.98
Cancelled	(1)	18.29
Vested	(6)	16.05
Nonvested, July 1, 2006	31	$15.89

Stock based compensation

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

9.   Shareholder’s Equity (Continued)

estimated in accordance with the original provisions of FASB Statement No. 123 and (2) all share-based payments granted subsequent to July 2, 2005, based on the grant date fair value estimated in accordance with the provisions of FASB Statement No. 123(R). Results for prior periods have not been restated.

The Company recognized share-based compensation expense of $9.0 million ($0.06 per diluted share, after related tax benefit of $3.2 million) for the year ended July 1, 2006 as a component of selling, general and administrative expenses. As of July 1, 2006, there was $16.9 million (before any related tax benefit) of total unrecognized compensation cost related to nonvested share-based compensation that is expected to be recognized over a weighted-average period of 2.2 years.

Prior to the adoption of FASB Statement No. 123(R), the Company presented all benefits of tax deductions resulting from the exercise of share-based compensation as operating cash flows in the Statements of Cash Flows. FASB Statement No. 123(R) requires the benefits of tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. For the year ended July 1, 2006, the Company reported $2.2 million of excess tax benefits as a financing cash inflow.

The fair value of each option grant was estimated on the date of the grant using the Black-Scholes valuation model. The expected life of the options represents the period of time the options are expected to be outstanding and is based on historical trends. For the year ended July 1, 2006, expected stock price volatility is based on an average of the historical volatility of the Company’s stock for a period approximating the expected life and the implied volatility based on traded options of the Company’s stock. For the years ended July 2, 2005 and June 30, 2004, expected stock price volatility was based on historical volatility only. The expected dividend yield is based on the Company’s most recent annual dividend payout. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant and has a term that approximates the expected life.

The following table presents the weighted average assumptions used in the option pricing model for the stock options granted in the years ended July 1, 2006, July 2, 2005 and June 30, 2004:

	Year Ended
	July 1,	July 2,	June 30,
	2006	2005	2004
		(Pro forma)	(Pro forma)
Expected dividend rate	1.0%	0.6%	0.0%
Volatility	52.5%	69.1%	73.4%
Risk-free interest rate	4.3%	3.5%	3.2%
Expected lives (years)	4.4	5.6	5.3
Fair value per option granted	$7.87	$9.79	$5.23

Refer to Note 1 for the Company’s pro forma net earnings, basic and diluted earnings per common share had stock-based employee compensation expense been determined based upon the fair values at the grant dates for awards under the Company’s stock plan in accordance with FASB Statement No. 123 in the years ended July 2, 2005 and June 30, 2004.

Stock Purchase Plan

The 1998 Employee Stock Purchase Plan (the “Plan”) has a total of 2,531,250 shares of common stock reserved for issuance under the Plan. The Plan allows eligible employees to purchase our common stock in an amount, which may not exceed 10% of the employee’s compensation. Through April 30, 2005, the Plan was implemented in sequential 24-month offerings, each offering generally comprised of eight, three-month purchase periods, with shares purchased on the last day of each purchase period (a “Purchase

9.   Shareholder’s Equity (Continued)

Date”). The price at which stock was purchased was equal to 85% of the lower of fair market value of our common stock on the first and last day of the offering period or the Purchase Date. Beginning with the May 1, 2005 purchase period, the Plan is implemented in three-month purchase periods. The price at which stock may be purchased is equal to 95% of the fair market value of our common stock on the Purchase Date. During the years ended July 1, 2006, July 2, 2005 and June 30, 2004 there were 11,191, 17,332 and 26,935 shares issued, respectively.

10.   Litigation

As of the date of this filing, the Company is involved in ongoing legal proceedings as described below.

A former employee sued the Company in a complaint filed on April 28, 2005 in the United States District Court for the Northern District of California (case No. C050177) alleging violations under the Fair Labor Standards Act, specifically that the Company obligated her to buy and wear its brand clothing as a uniform, without reimbursement or credit, and the net effect of deducting the value of such required purchases from her wages would often result in her not being paid minimum wages. The plaintiff purports to bring the action also on behalf of a class of hourly, non-managerial employees who are similarly situated. The lawsuit seeks compensatory, statutory and injunctive relief. The Company has negotiated a confidential settlement in this case and has accrued an amount that management believes reasonably estimates the potential liability, which did not have a material impact on the Company’s financial position or results of operations.

A former employee sued the company in a complaint filed July 27, 2006 in the Superior Court of California, San Mateo County (case number CIV 456550) alleging a failure to pay all wages, failure to pay overtime wages, failure to pay minimum wages, failure to provide meal periods, violation of Labor Code §450, violation of Labor Code §2802 and California Code of Regulations §11040(9)(A), statutory wage violations (late payment of wages), unlawful business practices under Business and Professions Code §16720 and §17200, conversion of wages and violation of Civil Code §52.1. The plaintiff purports to bring the action also on behalf of current and former California bebe employees who are similarly situated. The lawsuit seeks compensatory, statutory, punitive, restitution and injunctive relief. The Company believes that the claims are without merit, however it is reviewing the allegations at this early stage.

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

	2006 Quarter Ended
	October 1	December 31	April 1	July 1
	(in thousands, except per share data)
Net sales	$126,155	$167,895	$132,812	$152,211
Gross margin	62,203	85,139	62,236	76,903
Selling, general and administrative expenses	42,249	46,916	44,721	48,100
Income from operations	19,954	38,223	17,515	28,803
Income before income taxes	22,069	40,468	20,329	32,037
Net income	13,573	25,009	13,299	21,926
Basic income per share	$0.15	$0.27	$0.15	$0.24
Diluted income per share	$0.14	$0.27	$0.14	$0.23

	2005 Quarter Ended
	October 2	January 1	April 2	July 2
	(in thousands, except per share data)
Net sales	$103,147	$152,581	$116,862	$136,937
Gross margin	50,099	78,349	54,679	69,840
Selling, general and administrative expenses	32,538	40,275	37,842	40,432
Income from operations	17,561	38,074	16,837	29,408
Income before income taxes	18,416	39,129	17,954	31,394
Net income	11,418	24,260	11,131	19,523
Basic income per share	$0.13	$0.27	$0.12	$0.21
Diluted income per share	$0.13	$0.26	$0.12	$0.21

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION OF DOCUMENT
3.1(h)	Amended and Restated Articles of Incorporation of Registrant.
3.2(f)	Amended and Restated Bylaws of Registrant.
4.1(a)	Specimen certificate representing the Common Stock (in standard printer form, not provided).
10.1	1997 Stock Plan.
10.2(a)	1998 Stock Purchase Plan.
10.3(a)	Form of Indemnification Agreement.
10.6(b)

Standard Industrial/Commercial-Tenant Lease-Net dated November 30, 1998 between Registrant and Far Western Land and Investment Company, Inc., (lease for additional building to house administrative departments in Brisbane, California).

10.8(c)	Form of Retail Store License Agreement between Registrant and [company].
10.9(d)	Amendment No. 1 to Lease Agreement (amendment to Standard Industrial/Commercial-Tenant Lease-Net dated November 30, 1998 between Registrant and Far Western Land and Investment Company, Inc.)
10.10(e)	Lease Agreement dated October 24, 2000, as amended, between Registrant and Lincoln PO Benicia Limited Partnership.
10.11(e)	Lease Agreement dated November 3, 2000, as amended, between Registrant and Stanley Hirsh and Anita Hirsh as trustees, D/B/A Mercantile Center.
10.12(e)	Form of Restricted Stock Units Agreement.
10.17(f)	Standard Offer, Agreement and Escrow Instructions for Purchase of Real Estate dated January 20, 2004 by and among bebe stores, inc. and 10345 Olympic LLC.
10.18(g)	Business Loan Agreement dated March 28, 2003, as amended, between Registrant and Bank of America N.A.
10.20(h)	Third Amendment to Business Loan Agreement between Registrant and bank of America N.A.
10.21(h)	bebe stores, inc. Form of Stock Option Agreement
10.22(h)	bebe stores, inc. Form of Restricted Stock Unit Agreement
21.1	Subsidiaries of Registrant.
23.1	Consent of Independent Registered Public Accounting Firm.
24.1	Power of Attorney (see signature page).
31.1	Section 302 Certification of Chief Executive Officer.
31.2	Section 302 Certification of Chief Financial Officer.
32.1	Section 906 Certification of Chief Executive Officer.
32.2	Section 906 Certification of Chief Financial Officer.

        (a) Incorporated by reference from exhibits of the same number in Registrant’s Registration Statement on Form S-1 (Reg. No. 333-50333), effective June 16, 1998.

       (b) Incorporated by reference from exhibits of the same number in Registrant’s Quarterly Report on Form 10-Q filed on February 16, 1999.

        (c) Incorporated by reference from exhibits of the same number in Registrant’s Annual Report on Form 10-K filed on September 28, 1999.

       (d) Incorporated by reference from exhibits of the same number in Registrant’s Annual Report on Form 10-K filed on September 28, 2000.

        (e) Incorporated by reference from exhibits of the same number in Registrant’s Annual Report on Form 10-K filed on September 29, 2003.

          (f) Incorporated by reference from exhibits of the same number in Registrant’s Annual Report on Form 10-K filed on September 13, 2004.

        (g) Incorporated by reference from exhibit of the same number in Registrant’s Current Report on Form 8-K filed on September 20, 2004.

       (h) Incorporated by reference from identically titled exhibits to Registrant’s Current Report on Form 8-K filed on November 23, 2005.