Form 10-Q
period 2006-09-30
BEBE STORES INC
filed 2006-11-09
CIK 1059272

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 0-24395
bebe stores, inc.
(Exact name of registrant as specified in its charter)

California	94-2450490
(State or Jurisdiction of	(IRS Employer
Incorporation or Organization)	Identification Number)
400 Valley Drive
Brisbane, California 94005
(Address of principal executive offices)
Telephone: (415) 715-3900
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in
Rule 12b-2 if the Securities Exchange Act).
☐ Large accelerated filer       ☑ Accelerated filer       ☐ Non-accelerated filer
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
The number of shares of registrant’s common stock, par value $0.001 per share, outstanding as of October 30, 2006 was 92,737,623 bebe stores, inc.

PART I. FINANCIAL INFORMATION
ITEM 1. Condensed Consolidated Financial Statements
bebe stores, inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(unaudited)

	As of	As of	As of
	September 30,	July 1,	October 1,
	2006	2006	2005
Assets:
Current assets:
Cash and equivalents	$50,391	$38,656	$31,479
Short-term marketable securities	292,414	289,015	253,632
Receivables (net of allowance of $935, $897 and $912)	8,704	5,682	8,029
Inventories	53,427	42,151	39,638
Prepaid and other	11,211	13,802	13,170

Total current assets	416,147	389,306	345,948
Property and equipment, net	96,643	95,022	78,349
Other assets	17,210	16,581	8,899

Total assets	$530,000	$500,909	$433,196

Liabilities and Shareholders’ Equity:
Current liabilities:
Accounts payable	$28,821	$22,947	$25,575
Accrued liabilities	26,672	35,841	27,369
Current portion of capital leases	237	249	168

Total current liabilities	55,730	59,037	53,112
Long term portion of capital leases	205	260	184
Deferred rent and other lease incentives	37,293	33,388	32,912

Total liabilities	93,228	92,685	86,208

Commitments and contingencies	—	—	—
Shareholders’ equity:
Preferred stock-authorized 1,000,000 shares at $0.001 par value per share; no shares issued and outstanding	—	—	—
Common stock-authorized 135,000,000 shares at $0.001 par value per share; issued and outstanding 92,621,101, 91,744,090 and 91,206,371 shares	93	92	91
Additional paid-in capital	108,523	95,768	83,606
Accumulated other comprehensive income	2,411	2,418	1,676
Retained earnings	325,745	309,946	261,615

Total shareholders’ equity	436,772	408,224	346,988

Total liabilities and shareholders’ equity	$530,000	$500,909	$433,196

See accompanying notes to condensed consolidated financial statements.

bebe stores, inc.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(unaudited)

	Quarters Ended
	September 30,	October 1,
	2006	2005
Net sales	$157,059	$126,155
Cost of sales, including production and occupancy	77,773	63,952

Gross margin	79,286	62,203
Selling, general and administrative expenses	50,290	42,249

Income from operations	28,996	19,954
Interest and other income, net	3,173	2,115

Income before income taxes	32,169	22,069
Provision for income taxes	11,742	8,496

Net income	$20,427	$13,573

Basic earnings per share	$0.22	$0.15
Diluted earnings per share	$0.22	$0.14
Basic weighted average shares outstanding	91,980	91,147
Diluted weighted average shares outstanding	94,398	94,159
See accompanying notes to condensed consolidated financial statements.

bebe stores, inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Quarters Ended
	September 30,	October 1,
	2006	2005
Cash flows from operating activities:
Net income	$20,427	$13,573
Adjustments to reconcile net income to cash provided by operating activities:
Non-cash compensation expense	2,364	2,309
Depreciation and amortization	4,271	3,769
Net loss on disposal of property	—	1
Deferred rent and other lease incentives	3,910	2,687
Deferred income taxes	(621)	(504)
Changes in operating assets and liabilities:
Receivables	(1,675)	(915)
Inventories	(11,273)	(8,053)
Prepaid expenses and other assets	2,516	(803)
Accounts payable	5,874	4,889
Accrued liabilities	(2,754)	4,628

Net cash provided by operating activities	23,039	21,581

Cash flows from investing activities:
Purchase of property and equipment	(7,664)	(4,950)
Purchase of marketable securities	(69,375)	(82,702)
Proceeds from sales of marketable securities	65,975	72,901

Net cash used by investing activities	(11,064)	(14,751)

Cash flows from financing activities:
Net proceeds from issuance of common stock	5,853	551
Excess tax benefit on options exercised	4,538	256
Cash dividends paid	(9,216)	(3,648)
Other	(67)	(41)

Net cash provided (used) by financing activities	1,108	(2,882)

Net increase in cash and equivalents	13,083	3,948
Effect of exchange rate changes on cash	(1,348)	459
Cash and equivalents:
Beginning of period	38,656	27,072

End of period	$50,391	$31,479

See accompanying notes to condensed consolidated financial statements.

bebe stores, inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
INTERIM FINANCIAL STATEMENTS
     The accompanying condensed consolidated balance sheets of bebe stores, inc. (“the Company”) as of September 30, 2006, July 1, 2006, and October 1, 2005, and the condensed consolidated statements of income and cash flows for the quarters ended September 30, 2006 and October 1, 2005 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X without audit. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. Therefore, these condensed consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended July 1, 2006.
     In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position at the balance sheet dates and the results of earnings for the periods presented have been included. The condensed consolidated balance sheet at July 1, 2006, presented herein, was derived from the audited balance sheet included in the Form 10-K for the fiscal year ended July 1, 2006.
     Our business is affected by the pattern of seasonality common to most retail apparel businesses. The results for the current and prior periods are not necessarily indicative of future financial results.
FISCAL YEAR
     Our fiscal year is a 52 or 53 week period, each period ending on the first Saturday after June 30. The quarterly periods ending September 30, 2006 and October 1, 2005 both include 13 weeks.
INVENTORIES
     The Company’s inventories consist of:

	As of
	September 30,	July 1,	October 1,
	2006	2006	2005
		(In thousands)
Raw materials	$11,442	$10,417	$6,417
Merchandise available for sale	41,985	31,734	33,221

Inventories	$53,427	$42,151	$39,638

EARNINGS PER SHARE
     Basic earnings per share is computed as net earnings divided by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur from common shares issuable through the exercise of dilutive stock options.

     The following is a reconciliation of the number of shares used in the basic and diluted earnings per share computations:

	Quarters Ended
	September 30,	October 1,
	2006	2005
	(In thousands)
Basic weighted average number of shares outstanding	91,980	91,147
Incremental shares from the assumed issuance of stock options	2,418	3,012

Diluted weighted average number of shares outstanding	94,398	94,159

     The number of incremental shares from the assumed issuance of stock options is calculated applying the treasury stock method.
     Excluded from the computation of the number of diluted weighted average shares outstanding were antidilutive options of approximately 1,445,000 and 917,000, for the quarters ended September 30, 2006 and October 1, 2005, respectively.
COMPREHENSIVE INCOME
     Comprehensive income consists of net income and other comprehensive income (income, expenses, gains and losses that bypass the income statement and are reported directly as a separate component of equity). The Company’s comprehensive income consists of net income and foreign currency translation adjustments for all periods presented.

	Quarters Ended
	September 30,	October 1,
	2006	2005
	(In thousands)
Net income	$20,427	$13,573
Other comprehensive income (loss)	(7)	705

Total comprehensive income	$20,420	$14,278

CREDIT FACILITIES
     The Company has an unsecured commercial line of credit agreement with a bank, which provides for borrowings and issuance of letters of credit up to a combined total of $25.0 million and expires on March 31, 2009. The outstanding balance bears interest at either the bank’s reference rate (which was 8.25% as of September 30, 2006) or the LIBOR rate plus 1.75 percentage points. As of September 30, 2006, there were no outstanding cash borrowings, and there was $9.8 million outstanding in letters of credit.
     This credit facility requires the Company to comply with certain financial covenants, including amounts for minimum tangible net worth, unencumbered liquid assets and profitability, and certain restrictions on making loans and investments.
STOCK BASED COMPENSATION
     The 1997 Stock Plan as amended (the “Stock Plan”) provides for the grant of incentive stock options, non-qualified stock options, stock purchase rights, stock awards and restricted stock units. Although the Stock Plan allows for stock options and related awards to be granted at prices below fair market value, the Company has historically granted such options at the fair market value of the stock on the date of grant. Stock options and related awards have a maximum term of ten years. Options and restricted stock granted to employees and options granted to Directors generally vest over four years with 20% of the award vested in each of the first and second years, and 30% vested in each of the remaining two years. Restricted stock units awarded to Directors generally vest over a period of one year from the date of grant. As of September 30, 2006, the Company has reserved 19,613,750 shares of common stock for issuance under the Stock Plan and there were 1,063,799 shares available for future grant.
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
     The Company recognized share-based compensation expense of $2.4 million ($0.02 per diluted share, after related tax benefit of $0.9 million) and $2.3 million ($0.02 per diluted share, after related tax benefit of $0.9 million) in the quarters ended September 30, 2006 and October 1, 2005, respectively, as a component of selling, general and administrative expenses. As of September 30, 2006, there was $17.6 million (before any related tax benefit) of total unrecognized compensation cost related to nonvested share-based compensation that is expected to be recognized over a weighted-average period of 2.3 years.
     The fair value of each option grant was estimated on the date of the grant using the Black-Scholes valuation model. The expected life of the options represents the period of time the options are expected to be outstanding and is based on historical trends. The expected stock price volatility is based on an average of the historical volatility of the Company’s stock for a period approximating the expected life and the implied volatility based on traded options of the Company’s stock. The expected dividend yield is based on the Company’s most recent annual dividend payout. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant and has a term that approximates the expected life.
     The following table presents the weighted-average assumptions used in the option pricing model for the first quarter 2007 and 2006 stock option grants.

	Quarters Ended
	September 30,	October 1,
	2006	2005
Expected dividend rate	0.8%	0.9%
Volatility	49.5%	54.5%
Risk-free interest rate	4.7%	4.0%
Expected lives (years)	4.1	4.4
Fair value per option granted	$8.85	$8.35
     The following table summarizes stock option activity during the quarter ended September 30, 2006:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Options (In	Exercise Price	Contractual	Intrinsic Value
	thousands)	Per Share	Term	(In thousands)
Outstanding, July 1, 2006	7,350	$9.59
Granted	617	21.18
Exercised	(873)	6.66
Cancelled	(112)	14.13

Outstanding, September 30, 2006	6,982	$10.90	7.43	$97,036

Exercisable, September 30, 2006	2,855	$7.94	6.38	$48,114

     Intrinsic value for stock options is defined as the difference between the current market value and the grant price. During the quarter ended September 30, 2006, the total intrinsic value of stock options exercised was $13.2 million. Cash received from stock options exercised during the quarter was $5.8 million and the actual tax benefit realized for tax deductions from stock options exercised totaled $4.8 million.
     The following table summarizes restricted stock unit activity during the quarter ended September 30, 2006:

		Weighted
		Average Grant
	Shares (In	Date Fair Value
	thousands)	Per Share
Nonvested, July 1, 2006	31	$15.24
Granted	17	$20.60
Vested	(2)	$17.58

Nonvested, September 30, 2006	46	$17.15

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
     A former employee sued the company in a complaint filed July 27, 2006 in the Superior Court of California, San Mateo County (case No. CIV 456550) alleging a failure to pay all wages, failure to pay overtime wages, failure to pay minimum wages, failure to provide meal periods, violation of Labor Code §450, violation of Labor Code §2802 and California Code of Regulations §11040(9)(A), statutory wage violations (late payment of wages), unlawful business practices under Business and Professions Code §16720 and §17200, conversion of wages and violation of Civil Code §52.1. The plaintiff purports to bring the action also on behalf of current and former California bebe employees who are similarly situated. The lawsuit seeks compensatory, statutory, punitive, restitution and injunctive relief. The Company believes that the claims are without merit, however it is reviewing the allegations at this early stage.
     In addition to the above, the Company is also involved in various other legal proceedings arising in the normal course of business. None of these matters are expected, individually or in the aggregate, to have a material adverse effect on the Company’s business, financial condition or results of operations.
     The Company intends to defend itself vigorously against these claims. However, the results of any litigation are inherently uncertain. The Company cannot assure you that it will be able to successfully defend itself in these lawsuits. Where required, and/or otherwise appropriate, the Company has recorded an estimate of potential liabilities that management believes are reasonable. Any estimates are revised as further information becomes available.
RECENT ACCOUNTING PRONOUNCEMENTS
     In June 2006, the FASB issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109”. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is in the process of determining the impact that the adoption of FIN 48 will have on its financial position and results of operations.
     In June 2006, the FASB ratified the consensuses reached by the Emerging Issues Task Force in Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should be Presented in the Income Statement (That is, Gross Versus Net Presentation).” Issue No. 06-3 requires disclosure of an entity’s accounting policy regarding the presentation of taxes assessed by a governmental authority that are directly imposed on a revenue-producing transaction between a seller and a customer, including sales, use, value added and some excise taxes. We present such taxes on a net basis (excluded from revenues and costs). The adoption of Issue No. 06-3, which is effective for interim and annual reporting periods beginning after December 15, 2006, will have no impact on the Company’s consolidated financial statements.

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
     We market our products under the bebe, COLLECTION bebe, Neda by bebe, Neda, BEBE SPORT and bebe O brand names through our 248 retail stores, of which 184 are bebe stores, 43 are BEBE SPORT stores, 20 are bebe outlet stores and 1 is a Neda by bebe store. These stores are located in 32 states, the District of Columbia, Puerto Rico and Canada. In addition, we have an on-line store at www.bebe.com and our licensees operate 14 international stores. During the first quarter of fiscal 2007, we opened 6 stores, including 1 bebe store, 4 BEBE SPORT stores and 1 Neda by bebe store and we did not close any stores. We expect to open approximately 50 stores, including approximately 28 bebe stores, 21 BEBE SPORT stores and 1 Neda by bebe store during the year. We also plan to renovate 12 existing stores, relocate or expand 9 existing stores and close approximately 3 stores, resulting in square footage growth of approximately 18%.
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
Neda by bebe. In September 2006, the Company opened its first Neda by bebe store, a new accessory concept featuring shoes and a unique selection of fine leather goods and gift items. This boutique concept features shoes imported primarily from Italy including both branded and private label. Additionally, products manufactured under the Neda by bebe label will be carried in select bebe stores.

COLLECTION bebe. In March 2006, bebe introduced COLLECTION bebe, the exclusive runway collection of better priced contemporary women’s apparel. We launched our first assortment of COLLECTION bebe in 20 stores in September 2006 and plan to make the second collection available in select stores in March 2007.
CRITICAL ACCOUNTING POLICIES
     Management’s Discussion and Analysis of Financial Condition and Results of Operations are based upon our consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America.
     The preparation of these financial statements requires the appropriate application of certain accounting policies, many of which require us to make estimates and assumptions about future events and their impact on amounts reported in our financial statements and related notes. Since future events and their impact cannot be determined with certainty, the actual results will inevitably differ from our estimates. Such differences could be material to the financial statements. We believe our application of accounting policies, and the estimates inherently required therein, are reasonable. These accounting policies and estimates are constantly reevaluated, and adjustments are made when facts and circumstances dictate a change. Our accounting policies are more fully described in Note 1 to the consolidated financial statements in our annual report on Form 10-K for the year ended July 1, 2006.
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
     We record a reserve for estimated product returns based on historical return trends. As of September 30, 2006 and October 1, 2005, the reserve was $1,148,000 and $868,000, respectively. If actual returns are greater than those projected, additional sales returns may be recorded in the future.
     Discounts offered to customers consist primarily of point of sale markdowns and are recorded at the time of the related sale as a reduction of revenue.
     The value of points and rewards earned by our loyalty program members is included as a liability and a reduction of revenue at the time the points and rewards are earned based on historical conversion and redemption rates. The associated revenue is recognized when the rewards are redeemed or expire.
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

Long-lived assets. We review long-lived assets for impairment whenever events or changes in circumstances, such as store closures or poor performing stores, indicate that the carrying value of an asset may not be recoverable. If the undiscounted cash flows from the long-lived assets are less than the carrying value we record an impairment charge equal to the difference between the carrying value and the asset’s fair value. In addition, at the time a decision is made to close a store, we record an impairment charge, if appropriate, or accelerate depreciation over the revised useful life of the asset. Historically, our impairment charges have been immaterial. During the quarters ended September 30, 2006 and October 1, 2005 we recorded $0 and $73,000, respectively, of impairment charges. We believe at this time that the long-lived assets’ carrying values and useful lives continue to be appropriate.
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
RECENT ACCOUNTING PRONOUNCEMENTS
          In June 2006, the FASB issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109”. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is in the process of determining the impact that the adoption of FIN 48 will have on its financial position and results of operations.
          In June 2006, the FASB ratified the consensuses reached by the Emerging Issues Task Force in Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should be Presented in the Income Statement (That is, Gross Versus Net Presentation).” Issue No. 06-3 requires disclosure of an entity’s accounting policy regarding the presentation of taxes assessed by a governmental authority that are directly imposed on a revenue-producing transaction between a seller and a customer, including sales, use, value added and some excise taxes. We present such taxes on a net basis (excluded from revenues and costs). The adoption of Issue No. 06-3, which is effective for interim and annual reporting periods beginning after December 15, 2006, will have no impact on the Company’s consolidated financial statements.

RESULTS OF OPERATIONS
          Our fiscal year is a 52 or 53 week period, each period ending on the first Saturday after June 30. The quarterly periods ending September 30, 2006 and October 1, 2005 both include 13 weeks.
          The following table sets forth certain financial data as a percentage of net sales for the periods indicated:

	Quarters Ended
	September 30,	October 1,
	2006	2005
Statements of Operations Data:
Net sales	100.0%	100.0%
Cost of sales, including production and occupancy (1)	49.5	50.7

Gross margin	50.5	49.3
Selling, general and administrative expenses (2)	32.0	33.5

Income from operations	18.5	15.8
Interest and other income, net	2.0	1.7

Income before income taxes	20.5	17.5
Provision for income taxes	7.5	6.7

Net income	13.0%	10.8%

(1)	Cost of sales includes the cost of merchandise, occupancy costs, distribution center and production costs.

(2)	Selling, general and administrative expenses primarily consist of non-occupancy store costs, corporate overhead and advertising costs.
     Net Sales. Net sales increased to $157.1 million during the quarter ended September 30, 2006 from $126.2 million for the quarter ended October 1, 2005, an increase of $30.9 million, or 24.5%. During the quarter an increase in comparable store sales of 12.8% versus the prior year contributed $14.5 million to the increase in sales. The remaining increase in sales of $16.4 million was generated by stores not included in the comparable store sales base and increases over the same period of the prior year in on-line sales and wholesale sales to international licensees.

	Quarter Ended
	September 30,	October 1,
	2006	2005
Net sales (In thousands)	$157,059	$126,155

Total net sales increase percentage	24.5%	22.4%

Comparable store sales increase percentage	12.8%	17.3%

Net sales per average square foot (1)	$176	$162

Square footage at end of period (In thousands)	898	784

Number of store locations:
Beginning of period	242	214
New store locations	6	7
Closed store locations	0	1
Number of stores open at end of period	248	220

(1)	Net sales per average square foot is calculated using net store sales and a monthly average store square footage.

     Gross Margin. Gross margin increased to $79.3 million during the quarter ended September 30, 2006 from $62.2 million for the quarter ended October 1, 2005, an increase of $17.1 million, or 27.5%. As a percentage of net sales, gross margin increased to 50.5% for the quarter ended September 30, 2006 from 49.3% in the quarter ended October 1, 2005. The increase in gross margin as a percentage of net sales resulted primarily from higher merchandise margins due to a higher initial mark up and lower markdowns sold.
     Selling, General and Administrative Expenses. Selling, general and administrative expenses, which primarily consist of non-occupancy store costs, corporate overhead and advertising costs, increased to $50.3 million during the quarter ended September 30, 2006 from $42.2 million in the quarter ended October 1, 2005, an increase of $8.1 million, or 19.2%. As a percentage of net sales, these expenses decreased to 32.0% during the quarter from 33.5% in the comparable period of the prior year. The decrease as a percent of net sales is primarily due to a decrease in advertising expenses and lower variable expenses.
     Interest and Other Income, Net. We generated approximately $3.2 million of interest and other income (net of other expenses) during the quarter ended September 30, 2006 as compared to approximately $2.1 million in the quarter ended October 1, 2005. The increase in interest income is primarily a result of higher average cash balances.
     Provision for Income Taxes. The effective tax rate decreased to 36.5% for the quarter ended September 30, 2006 from 38.5% for the quarter ended October 1, 2005, primarily due to an increase in tax exempt interest income.
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
LIQUIDITY AND CAPITAL RESOURCES
     Our working capital requirements vary widely throughout the year and generally peak in the first and second fiscal quarters. At September 30, 2006, we had approximately $342.8 million of cash and equivalents and short-term marketable securities on hand. In addition, we had a revolving line of credit under which we could borrow or issue letters of credit up to a combined total of $25.0 million. As of September 30, 2006, there were no cash borrowings outstanding under the line of credit and letters of credit outstanding totaled $9.8 million.
     Net cash provided by operating activities for the quarter ended September 30, 2006 was $23.0 million. Cash provided by operating activities for the period was primarily generated by earnings adjusted for stock compensation, depreciation and deferred rent, as well as changes in working capital. The changes in working capital are primarily an increase in accounts payable and a decrease in prepaid expenses, primarily due to the timing of payments, offset by an increase in inventory due in preparation for the fall and holiday selling seasons and a decrease in accrued liabilities, also due to the timing of payments.
     Net cash used by investing activities for the quarter ended September 30, 2006 was $11.1 million due to the purchase of marketable securities and capital expenditures, primarily related to the opening of new stores. We opened six new stores in the first quarter of fiscal 2007 and expect to open a total of approximately 50 stores during fiscal 2007. We estimate that total capital expenditures will be approximately $50 million in fiscal 2007.
     Net cash provided by financing activities was $1.1 million for the quarter ended September 30, 2006 and resulting from proceeds received from stock option exercises and the resulting tax benefit, partially offset by the payment of two (for the fourth quarter of fiscal 2006 and for the first quarter of fiscal 2007) cash dividends on our common stock.
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
     The following table lists our cash equivalents and short-term marketable securities at September 30, 2006:

	Book
	Value	Fair Value
	(Dollars in thousands)
Cash equivalents	$30,490	$30,490
Weighted average interest rate (1)	2.38%
Short-term marketable securities	292,414	292,414
Weighted average interest rate (1)	3.69%

Total	$322,904	$322,904

(1)	Represents the weighted average interest rates for tax exempt municipal bonds, municipal preferreds, corporate preferreds and taxable and tax exempt institutional money market instruments.
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
          (b) There has been no change in our internal control over financial reporting during the quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
     A former employee sued the Company in a complaint filed July 27, 2006 in the Superior Court of California, San Mateo County (case No. CIV 456550) alleging a failure to pay all wages, failure to pay overtime wages, failure to pay minimum wages, failure to provide meal periods, violation of Labor Code §450, violation of Labor Code §2802 and California Code of Regulations §11040(9)(A), statutory wage violations (late payment of wages), unlawful business practices under Business and Professions Code §16720 and §17200, conversion of wages and violation of Civil Code §52.1. The plaintiff purports to bring the action also on behalf of current and former California bebe employees who are similarly situated. The lawsuit seeks compensatory, statutory, punitive, restitution and injunctive relief. The Company believes that the claims are without merit, however it is reviewing the allegations at this early stage.
     In addition to the above, the Company is also involved in various other legal proceedings arising in the normal course of business. None of these matters are expected, individually or in the aggregate, to have a material adverse effect on the Company’s business, financial condition or results of operations.
     The Company intends to defend itself vigorously against these claims. However, the results of any litigation are inherently uncertain. The Company cannot assure you that it will be able to successfully defend itself in these lawsuits. Where required, and/or otherwise appropriate, the Company has recorded an estimate of potential liabilities that management believes are reasonable. Any estimates are revised as further information becomes available.
ITEM 1A. RISK FACTORS
Our past performance may not be a reliable indicator of future performance because actual future results and trends may differ materially depending on a variety of factors, including, but not limited to, the risks and uncertainties discussed below. In addition, historical trends should not be used to anticipate results or trends in future periods.

Factors that might cause our actual results to differ materially from the forward looking statements discussed elsewhere in this report, as well as affect our ability to achieve our financial and other goals, include, but are not limited to, those set forth below. Other than revisions to risk factors numbered three and four under the heading “Risks Relating to our Business”, which have been updated to reflect recent developments, there have been no material changes in our risk factors from those disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended July 1, 2006.
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
In addition, we depend on the expertise and execution of our key employees, particularly Manny Mashouf, our founder and Chairman of the Board, and Gregory Scott, our Chief Executive Officer and member of the Board of Directors. If we lose the services of Mr. Mashouf or Mr. Scott, or any key officers or employees, it could harm our business and results of operations. Proceedings have been commenced for dissolution of the marriage of Manny and Neda Mashouf and on November 8, 2006, Neda Mashouf resigned from the Company and from our Board of Directors. We previously identified Neda Mashouf as a key employee. The loss of Ms. Mashouf could have an adverse effect on our operations and as a result, our business could suffer.
4. If we are not able to successfully develop new concepts, including BEBE SPORT, our revenue base and earnings may be impaired. We believe that there is opportunity to expand the number of BEBE SPORT stores in new and existing markets while we continue to address the product assortment. If these stores are not successful, our financial condition may be harmed. In addition, from time to time, we may pursue other new concepts. For example, we opened the first Neda by bebe store, our boutique accessory concept, in the first quarter of fiscal 2007.
5. There can be no assurance that future store openings will be successful and new store openings may impact existing stores. We expect to open approximately 50 stores in fiscal 2007, of which approximately 28 will be bebe stores, approximately 21 will be BEBE SPORT stores and 1 will be a Neda by bebe store. In the past, we have closed stores as a result of poor performance, and there can be no assurance that the stores that we plan to open in fiscal 2007, or any other stores that we might open in the future, will be successful or that our overall operating profit will increase as a result of opening these stores. During fiscal 2006 we closed three stores and during fiscal 2007, we anticipate closing three stores. For fiscal 2007, we plan to grow our operations primarily through the opening of new stores. Most of our new store openings in fiscal 2007 will be in existing markets. These openings may affect the existing stores’ net sales and profitability. Our failure to predict accurately the demographic or retail environment at any future store location could have a material adverse effect on our business, financial condition and results of operations.
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
6. We are subject to risks associated with our online sales. We operate an on-line store at www.bebe.com to sell our merchandise. Although our online sales encompass a relatively small percentage of our total sales, our on-line operations are subject to numerous risks, including unanticipated operating problems, reliance on third-party computer hardware and software providers, system failures and the need to invest in additional computer systems. The on-line operations also involve other risks that could have an impact on our results of operations including but not limited to diversion of sales from our other stores, rapid technological change, liability for online content, credit card fraud, risks related to the failure of the computer systems that operate the website and its related support systems. In addition, given our use of a third party platform, we do not have direct control of certain aspects of our on-line business. There can be no assurance that our on-line store will continue to achieve sales and profitability growth or even remain at its current level.
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
8. We rely on information technology, the disruption of which could adversely impact our business. We rely on various information systems to manage our operations and regularly make investments to upgrade, enhance or replace such systems. To support our growth we initiated a three year IS&T strategic plan and we are currently in year two of this plan. In year one we completed the upgrade of our infrastructure, began the implementation of our new production management system, implemented Arthur planning, completed the conversion of our web site to a third party platform and the roll out of clubbebe. We went live with the first phase of our production management system in October 2006 and plan to be fully operational within 12 months. In addition to improving the preproduction and design processes, we should significantly improve our ability to manage the flow of paper and streamline the process. For years two and three, we have begun the process of identifying partners to replace our current point of sale system and implement a new human resources system. After both of these systems have been chosen and the implementation process has begun we will begin to evaluate our merchandising system needs. Any delays or difficulties in transitioning to new systems, or in integrating them with our current systems, or any other disruptions affecting any of our information systems, could have a material adverse impact on our business, financial condition and results of operations.
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
RISKS RELATING TO OUR COMMON STOCK:
1. Our stock price may fluctuate because of the relatively low number of shares that can be publicly traded. The vast majority of our outstanding shares of our common stock are subject to trading restrictions. As of September 30, 2006, approximately 26,000,000 shares, of the total outstanding 93,000,000 shares, of our common stock were available to be publicly traded, and as a result, our stock price is vulnerable to market swings due to large purchases, sales and short sales of our common stock.
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
Such fluctuations may adversely affect the market price of our commons stock.
3. Because Manny Mashouf and Neda Mashouf beneficially own 72% of the outstanding shares, other shareholders may not be able to influence the direction the company takes. As of October 5, 2006, Manny Mashouf, the Chairman of the Board, and Neda Mashouf beneficially owned approximately 72% of the outstanding shares of our common stock. As a result, they can control the election of directors and the outcome of all issues submitted to the shareholders. This may make it more difficult for a third party to acquire shares, may discourage acquisition bids, and could limit the price that certain investors might be willing to pay for shares of common stock. This concentration of stock ownership may have the effect of delaying, deferring or preventing a change in control of our company.
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
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     Not applicable.
ITEM 5. OTHER INFORMATION
     On November 8, 2006, Neda Mashouf resigned from our Board of Directors and has declined to stand for re-election at the 2006 annual meeting of shareholders. Ms. Mashouf had served as the Vice Chairman of our Board. Ms. Mashouf advised the Company that her resignation was not the result of a disagreement with the Company on any matter relating to the Company’s operations, policies or practices. The Board of Directors has not substituted another candidate for election as director at the 2006 annual meeting.

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

Dated November 9, 2006

bebe stores, inc.

/s/ Walter Parks

Walter Parks, Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description
31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 906 Certification of Chief Executive Officer

32.2	Section 906 Certification of Chief Financial Officer