Form 10-Q
period 2006-12-30
bebe stores, inc.
filed 2007-02-08
CIK 1059272

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 30, 2006

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

Telephone: (415) 715-3900

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act).  ☐ Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☐ Yes ☒ No

The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding as of January 31, 2006 was 93,036,280.

bebe stores, inc.

PART I.                       FINANCIAL INFORMATION

ITEM 1.                        Condensed Consolidated Financial Statements

bebe stores, inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(unaudited)

	As of	As of	As of
	December 30,	July 1,	December 31,
	2006	2006	2005

Assets:
Current assets:
Cash and equivalents	$67,461	$38,656	$51,324
Short term marketable securities	314,467	289,015	274,136
Receivables (net of allowance of $1,015, $897 and $1,100)	8,376	5,682	5,823
Inventories	46,343	42,151	35,492
Prepaid and other	14,212	13,802	13,239
Total current assets	450,859	389,306	380,014
Property and equipment, net	102,557	95,022	80,078
Other assets	17,879	16,581	9,491
Total assets	$571,295	$500,909	$469,583

Liabilities and Shareholders’ Equity:
Current liabilities:
Accounts payable	$36,842	$22,947	$34,491
Accrued liabilities	34,323	35,841	30,603
Current portion of capital leases	224	249	269
Total current liabilities	71,389	59,037	65,363
Long term portion of capital leases	150	260	384
Deferred rent and other lease incentives	36,708	33,388	32,433
Total liabilities	108,247	92,685	98,180

Commitments and contingencies	—	—	—
Shareholders’ equity:
Preferred stock-authorized 1,000,000 shares at $0.001 par value per share; no shares issued and outstanding	—	—	—
Common stock-authorized 135,000,000 shares at $0.001 par value per share; issued and outstanding 93,002,916, 91,744,090 and 91,279,283 shares	93	92	91
Additional paid-in capital	116,056	95,768	86,716
Accumulated other comprehensive income	1,530	2,418	1,623
Retained earnings	345,369	309,946	282,973
Total shareholders’ equity	463,048	408,224	371,403
Total liabilities and shareholders’ equity	$571,295	$500,909	$469,583

See accompanying notes to condensed consolidated financial statements.

bebe stores, inc.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	December 30,	December 31,	December 30,	December 31,
	2006	2005	2006	2005

Net sales	$196,802	$167,895	$353,861	$294,050
Cost of sales, including production and occupancy	102,457	82,756	180,229	146,708

Gross margin	94,345	85,139	173,632	147,342
Selling, general and administrative expenses	58,948	46,916	109,239	89,165

Operating income	35,397	38,223	64,393	58,177
Interest and other income, net	2,497	2,245	5,670	4,360

Income before income taxes	37,894	40,468	70,063	62,537
Income tax provision	13,621	15,459	25,363	23,955

Net income	$24,273	$25,009	$44,700	$38,582

Basic earnings per share	$0.26	$0.27	$0.48	$0.42
Diluted earnings per share	$0.26	$0.27	$0.47	$0.41

Basic weighted average shares outstanding	92,833	91,230	92,406	91,188
Diluted weighted average shares outstanding	95,184	92,979	94,835	93,637

See accompanying notes to condensed consolidated financial statements.

bebe stores, inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Six Months Ended
	December 30,	December 31,
	2006	2005

Cash flows from operating activities:
Net income	$44,700	$38,582
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash compensation expense	5,034	4,777
Depreciation and amortization	9,412	7,815
Net loss on disposal of property	3	137
Deferred rent and other lease incentives	3,364	2,215
Deferred income taxes	(1,289)	(1,097)
Changes in operating assets and liabilities:
Receivables	(1,222)	960
Inventories	(4,290)	(3,669)
Prepaid expenses and other assets	(576)	(933)
Accounts payable	13,904	13,806
Accrued liabilities	4,888	8,093
Net cash provided by operating activities	73,928	70,686

Cash flows from investing activities:
Purchase of property and equipment	(18,755)	(10,440)
Purchase of marketable securities	(183,595)	(171,628)
Proceeds from sales of marketable securities	157,945	141,305
Net cash used by investing activities	(44,405)	(40,763)

Cash flows from financing activities:
Net proceeds from issuance of common stock	8,631	1,050
Excess tax benefit on options exercised	6,624	401
Cash dividends paid	(13,865)	(7,299)
Other	(136)	(117)
Net cash provided (used) by financing activities	1,254	(5,965)

Net increase in cash and equivalents	30,777	23,958
Effect of exchange rate changes on cash	(1,972)	294
Cash and equivalents:
Beginning of period	38,656	27,072
End of period	$67,461	$51,324

See accompanying notes to condensed consolidated financial statements.

bebe stores, inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
INTERIM FINANCIAL STATEMENTS

The accompanying condensed consolidated balance sheets of bebe stores, inc. (the “Company”) as of December 30, 2006, July 1, 2006 and December 31, 2005, the condensed consolidated statements of income for the three and six months ended December 30, 2006 and December 31, 2005 and the condensed consolidated statements of cash flows for the six months ended December 30, 2006 and December 31, 2005 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X, without audit. Accordingly, they do not include all of the information required by accounting principles generally accepted in the United States of America for annual financial statements. Therefore, these condensed consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended July 1, 2006.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position at the balance sheet dates and the results of operations for the periods presented have been included. The condensed consolidated balance sheet at July 1, 2006, presented herein, was derived from the audited balance sheet included in the Form 10-K for the fiscal year ended July 1, 2006.

Our business is affected by the pattern of seasonality common to most retail apparel businesses. The results for the periods presented are not necessarily indicative of future financial results.

FISCAL YEAR

Our fiscal year is a 52 or 53 week period, each period ending on the first Saturday after June 30.  Fiscal 2007 is a 53 week fiscal year ending on July 7, 2007.

The three-month periods ended December 30, 2006 and December 31, 2005 both included 91 days.  The six-month periods ended December 30, 2006 and December 31, 2005 both included 182 days.

INVENTORIES

     The Company’s inventories consist of:

	As of
	December 30,	July 1,	December 31,
	2006	2006	2005
	(In thousands)
Raw materials	$9,723	$10,417	$7,242
Merchandise available for sale	36,620	31,734	28,250
Inventories	$46,343	$42,151	$35,492

EARNINGS PER SHARE

Basic earnings per share is computed as net earnings divided by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur from common shares issuable through the exercise of dilutive stock options.

The following is a reconciliation of the number of shares used in the basic and diluted earnings per share computations:

	Three Months Ended		Six Months Ended
	December 30, 2006	December 31, 2005	December 30, 2006	December 31, 2005
	(In thousands)		(In thousands)
Basic weighted average number of shares outstanding	92,833	91,230	92,406	91,188
Incremental shares from the assumed issuance of stock options	2,351	1,749	2,429	2,449

Diluted weighted average number of shares outstanding	95,184	92,979	94,835	93,637

The number of incremental shares from the assumed issuance of stock options is calculated applying the treasury stock method.

Excluded from the computation of the number of diluted weighted average shares outstanding were antidilutive options of 1,345,000 and 1,373,000 for the three months ended December 30, 2006 and December 31, 2005, respectively, and 1,424,000 and 1,097,000 for the six months ended December 30, 2006 and December 31, 2005, respectively.

COMPREHENSIVE INCOME

Comprehensive income consists of net income and other comprehensive income (income, expenses, gains and losses that bypass the income statement and are reported directly as a separate component of equity).  The Company’s comprehensive income consists of net income and foreign currency translation adjustments for all periods presented.

	Three Months Ended		Six Months Ended
	December 30, 2006	December 31, 2005	December 30, 2006	December 31, 2005
	(Dollars in thousands)
Net income	$24,273	$25,009	$44,700	$38,582
Other comprehensive income	(881)	(53)	(887)	652

Total comprehensive income	$23,392	$24,956	$43,813	$39,234

CREDIT FACILITIES

The Company has an unsecured commercial line of credit agreement with a bank, which provides for borrowings and issuance of letters of credit up to a combined total of $25.0 million and expires on March 31, 2009. The outstanding balance bears interest at either the bank’s reference rate (which was 8.25% as of December 30, 2006) or the LIBOR rate plus 1.75 percentage points. As of December 30, 2006, there were no outstanding borrowings, and there was $8.1 million outstanding in letters of credit.

This credit facility requires the Company to comply with certain financial covenants, including amounts for minimum tangible net worth, unencumbered liquid assets and profitability, and certain restrictions on making loans and investments.

STOCK BASED COMPENSATION

The 1997 Stock Plan as amended (the “Stock Plan”) provides for the grant of incentive stock options, non-qualified stock options, stock purchase rights, stock awards and restricted stock units. Although the Stock Plan allows for stock options and related awards to be granted at prices below fair market value, the Company has historically granted such options at the fair market value of the stock on the date of grant.  Stock options and related awards have a maximum term of ten years.  Options and restricted stock units granted to employees and options granted to Directors generally vest over four years with 20% of the award vested in each of the first and second years, and 30% vested in each of the remaining two years.  Restricted stock units awarded to Directors generally vest over a period of one year from the date of grant.  As of December 30, 2006, the Company has reserved 20,113,750 shares of common stock for issuance under the Stock Plan and there were 1,498,938 shares available for future grant.

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

The Company recognized share-based compensation expense of $2.7 million ($0.02 per diluted share, after related tax benefit of $1.0 million) in the three months ended December 30, 2006 as a component of selling, general and administrative expenses.  The Company recognized share-based compensation expense of $5.0 million ($0.03 per diluted share, after related tax benefit of $1.8 million) in the six months ended December 30, 2006 as a component of selling, general and administrative expenses.  As of December 30, 2006, there was $16.3 million (before any related tax benefit) of total unrecognized compensation cost related to nonvested share-based compensation that is expected to be recognized over a weighted-average period of 2.5 years.

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

The following table presents the weighted average assumptions used in the option pricing model for the stock options granted in the three and six months ended December 30, 2006 and December 31, 2005:

	Three Months Ended		Six Months Ended
	December 30,	December 31,	December 30,	December 31,
	2006	2005	2006	2005
Expected dividend rate	1.0%	1.1%	0.9%	1.0%
Volatility	48.6%	53.3%	49.3%	54.2%
Risk-free interest rate	4.6%	4.4%	4.7%	4.1%
Expected lives (years)	4.1	4.4	4.1	4.4
Fair value per option granted	$9.56	$6.44	$9.26	$7.88

The following table summarizes stock option activity during the six months ended December 30, 2006:
	Options (In thousands)	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (In thousands)
Outstanding, July 1, 2006	7,350	$9.59
Granted	799	21.55
Exercised	(1,246)	6.86
Cancelled	(260)	14.26

Outstanding, December 30, 2006	6,643	$11.35	7.30	$58,361

Exercisable, December 30, 2006	2,966	$8.21	6.34	$34,606

Intrinsic value for stock options is defined as the difference between the current market value and the grant price. For the six months ended December 30, 2006, the total intrinsic value of stock options exercised was $19.4 million. Cash received from stock options exercised during the six months ended December 30, 2006 was $8.5 million and the actual tax benefit realized for tax deductions from stock options exercised totaled $7.1 million.

The following table summarizes RSU activity during the six months ended December 30, 2006:
	Shares (In thousands)	Weighted Average Grant Date Fair Value Per Share
Nonvested, July 1, 2006	31	$15.24
Granted	21	$21.00
Vested	(8)	$14.37
Cancelled	(2)	$18.41

Nonvested, December 30, 2006	42	$18.22

LEGAL MATTERS

As of the date of this filing, the Company is involved in several ongoing legal proceedings as described below.

A former employee sued the Company in a complaint filed on April 28, 2005 in the United States District Court for the Northern District of California (case No. C050177) alleging violations under the Fair Labor Standards Act, specifically that the Company obligated her to buy and wear its brand clothing as a uniform, without reimbursement or credit, and the net effect of deducting the value of such required purchases from her wages would often result in her not being paid minimum wages. The plaintiff purports to bring the action also on behalf of a class of hourly, non-managerial employees who are similarly situated. The lawsuit seeks compensatory, statutory and injunctive relief. The Company has negotiated a confidential settlement in this case which remains subject to court approval.  One objection to the settlement has been filed by the plaintiff in the lawsuit described in the next paragraph of this section.  The Company has accrued an amount that management believes reasonably estimates the potential liability, which did not have a material impact on the Company’s financial position or results of operations.

A former employee sued the company in a complaint filed July 27, 2006 in the Superior Court of California, San Mateo County (case No. CIV 456550) alleging a failure to pay all wages, failure to pay overtime wages, failure to pay minimum wages, failure to provide meal periods, violation of Labor Code §450, violation of Labor Code §2802 and California Code of Regulations §11040(9)(A), statutory wage violations (late payment of wages), unlawful business practices under Business and Professions Code §16720 and §17200, conversion of wages and violation of Civil Code §52.1. The plaintiff purports to bring the action also on behalf of current and former California bebe employees who are similarly situated. The lawsuit seeks compensatory, statutory, punitive, restitution and injunctive relief. The Company is currently reviewing the allegations at this early stage.

A customer sued the company in a complaint filed December 14, 2006 in the Superior Court of Contra Costa County (case no. C06-02630) alleging that the Company utilized a certain type of preprinted credit card form in a return transaction in violation of California Civil Code §1747.08. The plaintiff purports to bring the action also on behalf of other customers who are similarly situated.  The lawsuit seeks compensatory, statutory, and injunctive relief.  The Company is currently reviewing the allegations at this early stage.

Two customers have filed separate complaints alleging the Company violated The Fair Credit Reporting Act (the “FCRA”).  The cases were filed January 10 and January 16, 2007 in the United States District Court for the Northern District of California (case nos. C07-0203 & C07-0255, respectively) and allege that the company violated the FCRA by printing on receipts more than the last five digits of the credit or debit card numbers and/or the expiration date.  In both cases, the Plaintiffs purport to bring the action also on behalf of other customers who are similarly situation and are seeking statutory and punitive damages, attorney’s fees and injunctive relief.  The Company is currently reviewing the allegations at this early stage.

The Company is also involved in various other legal proceedings arising in the normal course of business. None of these matters nor the matters listed above are expected, individually or in the aggregate, to have a material adverse effect on the Company’s business, financial condition or results of operations.

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

In July 2006, the FASB issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109”. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is in the process of determining the impact that the adoption of FIN 48 will have on its financial position and results of operations.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements.  SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements.  SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and accordingly does not require any new fair value measurements.  The provisions of SFAS No. 157 are to be applied prospectively as of the beginning of the fiscal year in which it is initially applied, with any transition adjustment recognized as a cumulative-effect adjustment to the opening balance of retained earnings.  The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007.  The Company is in the process of determining the impact that the adoption of SFAS No. 157 will have on its financial position and results of operations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements, which involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements.  Statements that are predictive in nature, that depend upon or refer to future events or conditions or that include words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” “thinks,” and similar expressions are forward-looking statements.   Forward looking statements include statements about our expected results of operations, capital expenditures and store openings.  Although we believe that these statements are based upon reasonable assumptions, we cannot assure you that our goals will be achieved. These forward-looking statements are made as of the date of this Form 10-Q, and we assume no obligation to update or revise them or provide reasons why actual results may differ. Factors that might cause such a difference include, but are not limited to, our ability to respond to changing fashion trends, miscalculation of the demand for our products, effective management of our growth, decline in comparable store sales performance, ongoing competitive pressures in the apparel industry, changes in the level of consumer spending or preferences in apparel, our ability to attract and retain key management personnel and/or other factors discussed in “Risks Factors” and elsewhere in this Form 10-Q.

OVERVIEW

We design, develop and produce a distinctive line of contemporary women’s apparel and accessories. While we attract a broad audience, our target customer is a 21 to 35-year-old woman who seeks current fashion trends to suit her lifestyle. The “bebe look” appeals to a hip, sexy, sophisticated, body-conscious woman who takes pride in her appearance. The bebe customer expects value in the form of current fashion and high quality at a competitive price.

Our distinctive product offering includes a full range of separates, tops, sweaters, dresses, active wear and accessories in the following lifestyle categories:  career, evening, casual, and active. We design and develop the majority of our merchandise in-house, which is manufactured to our specifications. The remainder of our merchandise is sourced directly from third party manufacturers.

We market our products under the bebe, COLLECTION bebe, Neda by bebe, Neda, BEBE SPORT and bebe O brand names through our 258 retail stores, of which 189 are bebe stores, 48 are BEBE SPORT stores, 20 are bebe outlet stores and 1 is a bebe accessories store.  These stores are located in 32 states, the District of Columbia, Puerto Rico and Canada. In addition, we have an on-line store at www.bebe.com and our licensees operate 17 international stores, including shop in shops.  During the three months ended December 30, 2006, we opened 10 stores including 5 bebe stores and 5 BEBE SPORT stores.  During the six months ended December 30, 2006, we opened 16 stores, including 6 bebe stores, 9 BEBE SPORT stores and 1 bebe accessories store. We expect to open approximately 40 to 45 stores, including approximately 24 to 27 bebe stores, 15 to 17 BEBE SPORT stores and 1 bebe accessories store during the year. We also plan to renovate 12 existing stores, relocate or expand 10 existing stores and close approximately 4 stores, resulting in square footage growth of approximately 16%.

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

bebe accessories. In September 2006, the Company opened its first accessory concept store featuring shoes and a unique selection of fine leather goods and gift items. Going forward this boutique concept will feature shoes and bags manufactured under the bebe label as well as shoes and bags imported from Italy and sold under the COLLECTION bebe and Neda by bebe labels.  These products will also be carried in select bebe stores.  In January 2007, we announced that we would change the name of Neda by bebe.

COLLECTION bebe. In March 2006, bebe introduced COLLECTION bebe, the exclusive runway collection of better priced contemporary women’s apparel. We launched our first assortment of COLLECTION bebe in 20 stores in September 2006 and plan to make the second collection available in 10 stores in March 2007.

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

We record a reserve for estimated product returns based on historical return trends. As of December 30, 2006 and December 31, 2005, the reserve was $1,728,000 and $1,562,000, respectively. If actual returns are greater than those projected, additional sales returns may be recorded in the future.

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

Royalty revenue from product licensees is recorded as earned, which is based on the licensee’s sales.

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

Long-lived assets. We review long-lived assets for impairment whenever events or changes in circumstances, such as store closures or poor performing stores, indicate that the carrying value of an asset may not be recoverable. If the undiscounted cash flows from the long-lived assets are less than the carrying value we record an impairment charge equal to the difference between the carrying value and the asset’s fair value. In addition, at the time a decision is made to close a store, we record an impairment charge, if appropriate, or accelerate depreciation over the revised useful life of the asset. Historically, our impairment charges have been immaterial.  During the six months ended December 30, 2006 and December 31, 2005 we recorded $0 and $73,000, respectively, of impairment charges.  We believe at this time that the long-lived assets’ carrying values and useful lives continue to be appropriate.

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

RESULTS OF OPERATIONS
Our fiscal year is a 52 or 53 week period, each period ending on the first Saturday after June 30.  Fiscal 2007 is a 53 week fiscal year ending on July 7, 2007.  The three month periods ended December 30, 2006 and December 31, 2005 both included 91 days.  The six month periods ended December 30, 2006 and December 31, 2005 both included 182 days.

The following table sets forth certain financial data as a percentage of net sales for the periods indicated:

	Three Months Ended		Six Months Ended
	December 30,	December 31,	December 30,	December 31,
	2006	2005	2006	2005

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales, including production and occupancy (1)	52.1	49.3	50.9	49.9

Gross margin	47.9	50.7	49.1	50.1
Selling, general and administrative expenses expenses (2)	30.0	27.9	30.9	30.3

Operating income	17.9	22.8	18.2	19.8
Interest and other income, net	1.3	1.3	1.6	1.5

Income before income taxes	19.2	24.1	19.8	21.3
Provision for income taxes	6.9	9.2	7.2	8.2

Net income	12.3%	14.9%	12.6%	13.1%

(1)                                  Cost of sales includes the cost of merchandise, occupancy costs, distribution center and production costs.

(2)                                  Selling, general and administrative expenses primarily consist of non-occupancy store costs, corporate overhead and advertising costs.

Net Sales. Net sales increased to $196.8 million during the three months ended December 30, 2006 from $167.9 million for the comparable period of the prior year, an increase of $28.9 million, or 17.2%.  During the three month period, an increase in comparable store sales of 5.5% versus the prior year contributed $8.4 million to the increase in sales.  The remaining increase in sales of $20.5 million was generated by stores not included in the comparable store sales base and increases over the same period of the prior year in on-line sales and wholesale sales to international licensees.

 For the six months ended December 30, 2006, net sales increased to $353.9 million from $294.1 million for the comparable six-month period of the prior year, an increase of $59.8 million, or 20.3%. During the six month period, an increase in comparable store sales of 8.6% versus the prior year contributed $22.9 million to the increase in sales.  The increase in comparable store sales performance was largely due to customer acceptance of the product offering.  The remaining increase in sales of $36.9 million was generated by stores not included in the comparable store sales base and increases over the same period of the prior year in on-line sales and wholesale sales to international licensees.  Net sales include reductions of $1.1 million associated with the customer loyalty program and $1.3 million associated with customer returns for the six months ended December 30, 2006, compared to $1.6 million and $1.0 million for the comparable period of the prior year.

	Three Months Ended		Six Months Ended
	December 30,	December 31,	December 30,	December 31,
	2006	2005	2006	2005

Net sales (In thousands)	$196,802	$167,895	$353,861	$294,050

Total net sales increase percentage	17.2%	10.0%	20.3%	15.0%

Comparable store sales increase percentage	5.5%	2.2%	8.6%	8.1%

Net sales per average square foot (1)	$214	$207	$388	$369

Square footage at end of period (In thousands)	937	828	937	828

Number of store locations:
Beginning of period	248	220	242	214
New store locations	10	9	16	16
Closed store locations	0	1	0	2
Number of stores open at end of period	258	228	258	228

(1)   Net sales per average square foot is calculated using net store sales and a monthly average store square footage.

 Gross Margin. Gross margin increased to $94.3 million during the three months ended December 30, 2006 from $85.1 million for the comparable three-month period of the prior year, an increase of $9.2 million, or 10.8%. As a percentage of net sales, gross margin decreased to 47.9% for the three-month period ended December 30, 2006 from 50.7% in the comparable three-month period of the prior year. The decrease in gross margin as a percentage of net sales from the prior year of 2.8% resulted primarily from lower merchandise margins from higher markdowns sold and higher inventory reserves.

Gross margin increased to $173.6 million during the six months ended December 30, 2006 from $147.3 million for the comparable six-month period of the prior year, an increase of $26.3 million, or 17.9%. As a percentage of net sales, gross margin was 49.1% for the six-month period ended December 30, 2006 compared to 50.1% in the comparable six-month period of the prior year.  The decrease in gross margin as a percentage of net sales from the prior year of 1.0% resulted primarily from higher inventory reserves.

Selling, General and Administrative Expenses. Selling, general and administrative expenses, which primarily consist of non-occupancy store costs, corporate overhead and advertising costs, increased to $58.9 million during the three months ended December 30, 2006 from $46.9 million for the comparable period of the prior year, an increase of $12.0 million, or 25.6%. As a percentage of net sales, these expenses increased to 30.0%

during the three-month period from 27.9% in the comparable period of the prior year.  For the six months ended December 30, 2006, selling, general and administrative expenses increased to $109.2 million from $89.2 million for the comparable six-month period of the prior year, an increase of $20.0 million, or 22.4%. As a percentage of net sales, these expenses increased to 30.9% during the six-month period from 30.3% in the comparable period of the prior year.  The increase as a percentage of net sales was primarily due to higher compensation, advertising and professional fees.

Interest and Other Income, Net. We generated approximately $2.5 million of interest and other income (net of other expenses) during the three months ended December 30, 2006 compared to approximately $2.2 million in the comparable three-month period of the prior year. For the six months ended December 30, 2006, we generated approximately $5.7 million of interest and other income (net of other expenses) compared to approximately $4.4 million in the comparable six-month period of the prior year. The increases are the result of higher average cash balances and higher interest rates offset by foreign exchange losses.

Provision for Income Taxes. The effective tax rate decreased to 35.9% for the three month period ended December 30, 2006 from 38.2% for the comparable period in the prior period.  The effective tax rate decreased to 36.2% for the six month period ended December 30, 2006 from 38.3% primarily due to an increase in tax exempt interest income.

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

LIQUIDITY AND CAPITAL RESOURCES

Our working capital requirements vary widely throughout the year and generally peak during the first and second fiscal quarters. At December 30, 2006, we had approximately $381.9 million of cash and equivalents and short-term marketable securities on hand. In addition, we had a revolving line of credit, under which we could borrow or issue letters of credit up to a combined total of $25.0 million. As of December 30, 2006, there were no cash borrowings outstanding under the line of credit and letters of credit outstanding totaled $8.1 million.

Net cash provided by operating activities for the six months ended December 30, 2006 was $73.9 million versus $70.7 million for the six months ended December 31, 2005. Cash provided by operating activities for the period was primarily generated by income adjusted for stock compensation, depreciation and deferred rent, as well as changes in working capital. The changes in working capital are primarily an increase in accounts payable and accrued liabilities, primarily due to the timing of payments and an increase in inventory in preparation for the holiday selling season.

Net cash used by investing activities for the six months ended December 30, 2006 was $44.4 million due to the purchase of marketable securities and capital expenditures related to the opening of new stores.  We opened 16 new stores in the six months ended December 30, 2006 and expect to open 40 to 45 stores during fiscal 2007.  We estimate that total capital expenditures will be approximately $50 million in fiscal 2007.

Net cash provided by financing activities of $1.3 million for the six months ended December 30, 2006 resulting from proceeds received from stock option exercises and the related tax benefit, partially offset by the payment of quarterly cash dividends for the fourth quarter of fiscal 2006 and the first and second quarters of fiscal 2007 totaling $13.9 million.

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

The following table lists our cash equivalents and short-term marketable securities at December 30, 2006:

	Book Value	Fair Value
	(Dollars in thousands)
Cash equivalents	$50,437	$50,437
Weighted average interest rate (1)	3.18%
Short-term marketable securities	314,467	314,467
Weighted average interest rate (1)	3.80%
Total	$364,904	$364,904

(1)   Represents the weighted average interest rate for tax exempt municipal bonds, municipal preferreds, corporate preferreds and taxable and tax exempt institutional money market instruments.

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

(b)           There has been no change in our internal control over financial reporting during the quarter ended December 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II  OTHER INFORMATION

ITEM 1.                 LEGAL PROCEEDINGS

As of the date of this filing, we are involved in several ongoing legal proceedings as described below.

A former employee sued bebe in a complaint filed on April 28, 2005 in the United States District Court for the Northern District of California (case No. C050177) alleging violations under the Fair Labor Standards Act, specifically that we obligated her to buy and wear its brand clothing as a uniform, without reimbursement or credit, and the net effect of deducting the value of such required purchases from her wages would often result in her not being paid minimum wages. The plaintiff purports to bring the action also on behalf of a class of hourly, non-managerial employees who are similarly situated. The lawsuit seeks compensatory, statutory and injunctive relief. We have negotiated a confidential settlement in this case which remains subject to court approval.  One objection to the settlement has been filed by the plaintiff in the lawsuit described in the next paragraph of this section.  We have accrued an amount that we believe reasonably estimates the potential liability, which did not have a material impact on our financial position or results of operations.

A former employee sued bebe in a complaint filed July 27, 2006 in the Superior Court of California, San Mateo County (case No. CIV 456550) alleging a failure to pay all wages, failure to pay overtime wages, failure to pay minimum wages, failure to provide meal periods, violation of Labor Code §450, violation of Labor Code §2802 and California Code of Regulations §11040(9)(A), statutory wage violations (late payment of wages), unlawful business practices under Business and Professions Code §16720 and §17200, conversion of wages and violation of Civil Code §52.1. The plaintiff purports to bring the action also on behalf of current and former California bebe employees who are similarly situated. The lawsuit seeks compensatory, statutory, punitive, restitution and injunctive relief. We are currently reviewing the allegations at this early stage.

A customer sued the company in a complaint filed December 14, 2006 in the Superior Court of Contra Costa County (case no. C06-02630) alleging that the Company utilized a certain type of preprinted credit card form in a return transaction in violation of California Civil Code §1747.08. The plaintiff purports to bring the action also on behalf of other customers who are similarly situated.  The lawsuit seeks compensatory, statutory, and injunctive relief.  We are currently reviewing the allegations at this early stage.

Two customers have filed separate complaints alleging the Company violated The Fair Credit Reporting Act (the “FCRA”).  The cases were filed January 10 and January 16, 2007 in the United States District Court for the Northern District of California (case nos. C07-0203 & C07-0255, respectively) and allege that the company violated the FCRA by printing on receipts more than the last five digits of the credit or debit card numbers and/or the expiration date.  In both cases, the Plaintiffs purport to bring the action also on behalf of other customers who are similarly situation and are seeking statutory and punitive damages, attorney’s fees and injunctive relief.  We are currently reviewing the allegations at this early stage.

We are also involved in various other legal proceedings arising in the normal course of business. None of these matters nor the matters listed above are expected,

individually or in the aggregate, to have a material adverse effect on our business, financial condition or results of operations.

    We intend to defend itself vigorously against these claims. However, the results of any litigation are inherently uncertain. We cannot assure you that we will be able to successfully defend the Company in these lawsuits. Where required, and/or otherwise appropriate, we have recorded an estimate of potential liabilities that we believe is reasonable. Any estimates are revised as further information becomes available.

ITEM 1A. RISK FACTORS

Our past performance may not be a reliable indicator of future performance because actual future results and trends may differ materially depending on a variety of factors, including, but not limited to, the risks and uncertainties discussed below. In addition, historical trends should not be used to anticipate results or trends in future periods.

Factors that might cause our actual results to differ materially from the forward looking statements discussed elsewhere in this report, as well as affect our ability to achieve our financial and other goals, include, but are not limited to, those set forth below. Other than revisions to risk factors numbered three and four under the heading “Risks Relating to our Business” and to risk factor number one under “Risks Relating to our Common Stock” which were updated to reflect recent events, there have been no material changes in our risk factors from those disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended July 1, 2006.

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

2. If we are unable to obtain raw materials, unable to find manufacturing facilities or if our manufacturers perform unacceptably, our sales may be negatively affected and our financial condition may be harmed. We do not own any manufacturing facilities and therefore depend on contractors and third parties to manufacture our products. We place all of our orders for production of merchandise and raw materials by purchase order and do not have any long-term contracts with any manufacturer or supplier. If we fail to maintain favorable relationships with our manufacturers and suppliers or are unable to obtain sufficient quantities of quality raw materials on commercially reasonable terms, it could harm our business and results of operations. We cannot assure you that contractors and third party manufacturers (1) will not supply similar products to our competitors, (2) will not stop supplying products to us completely, or (3) will supply products in a timely manner. Untimely receipt of products may result in lower than anticipated sales and markdowns which would have a negative impact on earnings. Furthermore, we have received in the past, and may receive in the future, shipments of products from manufacturers that fail to conform to our quality control standards. In such event, unless we are able to obtain replacement products in a timely manner, we may lose sales. Certain of our third party manufacturers store our raw materials. In the event our inventory is damaged or destroyed while in storage and we are unable to obtain replacement raw materials, our earnings may be negatively impacted.

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

4. If we are not able to successfully develop new concepts, including BEBE SPORT, our revenue base and earnings may be impaired. We believe that there is opportunity to expand the number of BEBE SPORT stores in new and existing markets while we continue to address the product assortment. In addition, from time to time, we may pursue other new concepts. For example, we opened our first boutique accessory concept store in the first quarter of fiscal 2007 which we have renamed bebe accessories. If the BEBE SPORT concept is not successful, our financial condition may be harmed.

5. There can be no assurance that future store openings will be successful and new store openings may impact existing stores. We expect to open approximately 40 to 45 stores in fiscal 2007, of which 24 to 27 will be bebe stores, 15 to 17 will be BEBE SPORT stores and 1 is a bebe accessories store. In the past, we have closed stores as a result of strategic decisions, lease expirations, poor performance, and other factors.  There can be no assurance that the stores that we plan to open in fiscal 2007, or any other stores that we might open in the future, will be successful or that our overall operating profit will increase as a result of opening these stores. During fiscal 2006 we closed three stores and during fiscal 2007, we anticipate closing four stores. For fiscal 2007, we plan to grow our operations primarily through the opening of new stores. Most of our new store openings in fiscal 2007 will be in existing markets. These openings may affect the existing stores’ net sales and profitability. Our failure to predict accurately the demographic or retail environment at any future store location could have a material adverse effect on our business, financial condition and results of operations.

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

6. We are subject to risks associated with our online sales. We operate an on-line store at www.bebe.com to sell our merchandise. Although our online sales encompass a relatively small percentage of our total sales, our on-line operations are subject to numerous risks, including unanticipated operating problems, reliance on third-party computer hardware and software providers, system failures and the need to invest in additional computer systems. The on-line operations also involve other risks that could have an impact on our results of operations including but not limited to diversion of sales from our other stores, rapid technological change, liability for online content, security breaches, consumer privacy concerns, credit card fraud, risks related to the failure of the computer systems that operate the website and its related support systems. In addition, given our use of a third party platform, we do not have direct control of certain aspects of our on-line business. There can be no assurance that our on-line store will continue to achieve sales and profitability growth or even remain at its current level.

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

RISKS RELATING TO OUR COMMON STOCK:

1. Our stock price may fluctuate because of the relatively low number of shares that can be publicly traded. The vast majority of our outstanding shares of our common stock are subject to trading restrictions. As of December 30, 2006, of the approximately 93,000,000 shares of our common stock then outstanding, approximately 26,000,000 shares were available to be publicly traded, and as a result, our stock price is vulnerable to market swings due to large purchases, sales and short sales of our common stock.

Proceedings have been commenced for dissolution of the marriage of Manny and Neda Mashouf, the beneficial owners of approximately 72% of our outstanding shares.  In connection with these proceedings it is likely that their shares, which are currently held through a trust, will be allocated between them.  Any change in the ownership of a significant portion of these shares to ownership by a non-affiliate may result in trading volatility in our common stock.

2. Our sales, margins and operating results are subject to seasonal and quarterly fluctuations. Our business varies with general seasonal trends that are characteristic of the retail and apparel industries, such as the timing of seasonal wholesale shipments and other events affecting retail sales. As a result, our stores typically generate a higher percentage of our annual net sales and profitability in the second quarter of our fiscal year, which includes the holiday selling season, compared to other quarters.

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

3. Because Manny Mashouf and Neda Mashouf beneficially own 72% of the outstanding shares, other shareholders may not be able to influence the direction the company takes. As of December 30, 2006, Manny Mashouf, the Chairman of the Board, and Neda Mashouf beneficially owned approximately 72% of the outstanding shares of our common stock. As a result, they can control the election of directors and the outcome of all issues submitted to the shareholders. This may make it more difficult for a third party to acquire shares, may discourage acquisition bids, and could limit the price that certain investors might be willing to pay for shares of common stock. This concentration of stock ownership may have the effect of delaying, deferring or preventing a change in control of our company.

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

ITEM 4.                  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our annual meeting of shareholders at our headquarters in Brisbane, California on November 17, 2006.  Of the 92,638,252 shares outstanding as of the record date, 89,838,167 shares were represented by proxy at the meeting.

At the meeting, our shareholders voted on and approved the following matters:

(1)          Proposal to elect six directors to hold office for a one-year term and until their successors are elected:

	For	Withheld

Barbara Bass	87,039,823	2,797,588
Cynthia Cohen	86,397,991	3,439,420
Corrado Federico	81,022,753	8,814,658
Manny Mashouf	81,383,379	8,454,032
Gregory Scott	81,437,516	8,399,895
Caden Wang	87,045,053	2,792,358

(2)          Proposal to amend the 1997 Stock Plan to increase the maximum number of shares reserved for issuance under the Stock Plan by 500,000 shares from 19,613,750 shares to 20,113,750 shares.

For	Against	Abstain	Broker Non-Votes

71,903,712	12,705,516	23,842	5,205,097

(3)          Proposal to ratify the appointment of Deloitte & Touche LLP as our independent auditors for the fiscal year ending July 7, 2007.

For	Against	Abstain	Broker Non-Votes

89,738,829	92,041	6,541	756

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

* Incorporated by reference from exhibit 99.1 to Registrant’s Current Report on Form 8-K filed on November 22, 2006.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated February 8, 2007

bebe stores, inc.

/s/ Walter Parks
Walter Parks, Chief Operating Officer and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
10.1*	bebe stores, inc. 1997 Stock Plan, as amended
31.1	Section 302 Certification of Chief Executive Officer
31.2	Section 302 Certification of Chief Financial Officer
32.1	Section 906 Certification of Chief Executive Officer
32.2	Section 906 Certification of Chief Financial Officer

* Incorporated by reference from exhibit 99.1 to Registrant’s Current Report on Form 8-K filed on November 22, 2006.