Form 10-Q
period 2007-04-07
bebe stores, inc.
filed 2007-05-17
CIK 1059272

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 7, 2007
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
☐ Large accelerated filer ☑ Accelerated filer ☐ Non- accelerated filer
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
     The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding as of April 30, 2007 was 93,221,978.

bebe stores, inc.

PART I. FINANCIAL INFORMATION
ITEM 1. Condensed Consolidated Financial Statements
bebe stores, inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(unaudited)

	As of	As of	As of
	April 7,	July 1,	April 1,
	2007	2006 (a)	2006
Assets:
Current assets:
Cash and equivalents	$50,600	$38,656	$47,411
Short term marketable securities	313,146	289,015	264,280
Receivables (net of allowance of $1,052, $897 and $1,141)	8,911	5,682	6,080
Inventories	43,504	42,151	40,047
Prepaid and other	31,856	13,802	21,198

Total current assets	448,017	389,306	379,016
Property and equipment, net	107,925	95,022	81,576
Other assets	19,081	16,581	12,035

Total assets	$575,023	$500,909	$472,627

Liabilities and Shareholders’ Equity:
Current liabilities:
Accounts payable	$27,934	$22,947	26,393
Accrued liabilities	31,634	35,841	26,611
Current portion of capital leases	221	249	266

Total current liabilities	59,789	59,037	53,270
Long term portion of capital leases	94	260	311
Deferred rent and other lease incentives	38,909	33,388	32,681

Total liabilities	98,792	92,685	86,262

Commitments and contingencies	—	—	—
Shareholders’ equity:
Preferred stock-authorized 1,000,000 shares at $0.001 par value per share; no shares issued and outstanding	—	—	—
Common stock-authorized 135,000,000 shares at $0.001 par value per share; issued and outstanding 93,184,225, 91,744,090 and 91,584,334 shares	93	92	92
Additional paid-in capital	120,715	95,768	92,081
Accumulated other comprehensive income	1,788	2,418	1,552
Retained earnings	353,635	309,946	292,640

Total shareholders’ equity	476,231	408,224	386,365

Total liabilities and shareholders’ equity	$575,023	$500,909	$472,627

(a)	Derived from audited financial statements.
See accompanying notes to condensed consolidated financial statements.

bebe stores, inc.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	April 7,	April 1,	April 7,	April 1,
	2007	2006	2007	2006
Net sales	$154,354	$132,812	$508,215	$426,862
Cost of sales, including production and occupancy	84,502	70,576	264,731	217,284

Gross margin	69,852	62,236	243,484	209,578
Selling, general and administrative expenses	54,126	44,721	163,365	133,886

Operating income	15,726	17,515	80,119	75,692
Interest and other income, net	4,430	2,814	10,099	7,174

Income before income taxes	20,156	20,329	90,218	82,866
Income tax provision	7,228	7,030	32,591	30,985

Net income	$12,928	$13,299	$57,627	$51,881

Basic earnings per share	$0.14	$0.15	$0.62	$0.57
Diluted earnings per share	$0.14	$0.14	$0.61	$0.55

Basic weighted average shares outstanding	93,069	91,445	92,638	91,274
Diluted weighted average shares outstanding	94,989	93,762	94,914	93,769
See accompanying notes to condensed consolidated financial statements.

bebe stores, inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Nine Months Ended
	April 7,	April 1,
	2007	2006

Cash flows from operating income:
Net income	$57,627	$51,881
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash compensation expense	7,846	6,912
Depreciation and amortization	14,673	11,659
Net loss on disposal of property	435	149
Deferred rent and other lease incentives	5,553	2,460
Deferred income taxes	(1,739)	(3,564)
Changes in operating assets and liabilities:
Receivables	(3,751)	876
Inventories	(1,403)	(8,224)
Prepaid expenses and other	(19,021)	(9,026)
Accounts payable	4,995	5,707
Accrued liabilities	(2,551)	499

Net cash provided by operating activities	62,664	59,329

Cash flows from investing activities:
Purchase of property and equipment	(29,627)	(15,733)
Purchase of marketable securities	(292,120)	(235,748)
Proceeds from sales of marketable securities	267,845	215,278

Net cash used by investing activities	(53,902)	(36,203)

Cash flows from financing activities:
Net proceeds from issuance of common stock	9,694	3,005
Excess of tax benefit from options exercised	7,408	1,674
Cash dividends paid	(13,865)	(7,299)
Other	(195)	(192)

Net cash provided (used) by financing activities	3,042	(2,812)

Net increase in cash and cash equivalents	11,804	20,314
Effect of exchange rate changes on cash	140	25
Cash and equivalents:
Beginning of period	38,656	27,072

End of period	$50,600	$47,411

See accompanying notes to condensed consolidated financial statements.

bebe stores, inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
INTERIM FINANCIAL STATEMENTS
     The accompanying condensed consolidated balance sheets of bebe stores, inc. (the “Company”) as of April 7, 2007, July 1, 2006 and April 1, 2006, the condensed consolidated statements of income for the three and nine months ended April 7, 2007 and April 1, 2006 and the condensed consolidated statements of cash flows for the nine months ended April 7, 2007 and April 1, 2006 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X, without audit. Accordingly, they do not include all of the information required by accounting principles generally accepted in the United States of America for annual financial statements. Therefore, these condensed consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended July 1, 2006.
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
FISCAL YEAR
     Our fiscal year is a 52 or 53 week period, each period ending on the first Saturday after June 30. Fiscal years 2007 and 2006 include 53 weeks and 52 weeks, respectively.
     The three month periods ended April 7, 2007 and April 1, 2006 included 14 weeks and 13 weeks, respectively. The nine month periods ended April 7, 2007 and April 1, 2006 included 40 weeks and 39 weeks, respectively.

INVENTORIES
     The Company’s inventories consist of:

	As of
	April 7,	July 1,	April 1,
	2007	2006	2006
	(In thousands)
Raw materials	$8,106	$10,417	$8,920
Merchandise available for sale	35,398	31,734	31,127

Inventories	$43,504	$42,151	$40,047

EARNINGS PER SHARE
     Basic earnings per share is computed as net earnings divided by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur from common shares issuable through the exercise of dilutive stock options.
     The following is a reconciliation of the number of shares used in the basic and diluted earnings per share computations:

	Three Months Ended		Nine Months Ended
	April 7,	April 1,	April 7,	April 1,
	2007	2006	2007	2006
	(In thousands)		(In thousands)
Basic weighted average number of shares outstanding	93,069	91,445	92,638	91,274
Incremental shares from the assumed issuance of stock options	1,920	2,317	2,276	2,495

Diluted weighted average number of shares outstanding	94,989	93,762	94,914	93,769

     The number of incremental shares from the assumed issuance of stock options is calculated applying the treasury stock method.
     Excluded from the computation of the number of diluted weighted average shares outstanding were options of 1,903,000 and 1,458,000 for the three months ended April 7, 2007 and April 1, 2006, respectively, and 1,559,000 and 1,225,000 for the nine months ended April 7, 2007 and April 1, 2006, respectively, which in each case would have been anti-dilutive.

COMPREHENSIVE INCOME
     Comprehensive income consists of net income and other comprehensive income (income, expenses, gains and losses that bypass the income statement and are reported directly as a separate component of equity). The Company’s comprehensive income consists of net income and foreign currency translation adjustments for all periods presented.

	Three Months Ended		Nine Months Ended
	April 7,	April 1,	April 7,	April 1,
	2007	2006	2007	2006
	(Dollars in thousands)
Net income	$12,928	$13,299	$57,627	$51,881
Other comprehensive income	258	(71)	(630)	581

Total comprehensive income	$13,186	$13,228	$56,997	$52,462

CREDIT FACILITIES
     The Company has an unsecured commercial line of credit agreement with a bank, which provides for borrowings and issuance of letters of credit up to a combined total of $25.0 million and expires on March 31, 2009. The outstanding balance bears interest at either the bank’s reference rate (which was 8.25% as of April 7, 2007) or the LIBOR rate plus 1.75 percentage points. As of April 7, 2007, there were no outstanding borrowings, and there was $2.0 million outstanding in letters of credit.
     This credit facility requires the Company to comply with certain financial covenants, including amounts for minimum tangible net worth, unencumbered liquid assets and profitability, and certain restrictions on making loans and investments.
STOCK BASED COMPENSATION
     The 1997 Stock Plan as amended (the “Stock Plan”) provides for the grant of incentive stock options, non-qualified stock options, stock purchase rights, stock awards and restricted stock units. Although the Stock Plan allows for stock options and related awards to be granted at prices below fair market value, the Company has historically granted such options at the fair market value of the stock on the date of grant. Stock options and related awards have a maximum term of ten years. Options and restricted stock units granted to employees and options granted to Directors generally vest over four years with 20% of the award vested in each of the first and second years, and 30% vested in each of the remaining two years. Restricted stock units awarded to Directors generally vest over a period of one year from the date of grant. As of April 7, 2007, the Company has reserved 20,113,750 shares of common stock for issuance under the Stock Plan and there were 1,494,480 shares available for future grant.
     Effective July 3, 2005, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), “Share-Based Payment”, using the modified prospective transition method.

Under this transition method, compensation cost in 2006 and 2007 includes the portion vesting in the period for (1) all share-based payments granted prior to, but not vested as of July 2, 2005, based on the grant date fair value estimated in accordance with the original provisions of FASB Statement No. 123 and (2) all share-based payments granted subsequent to July 2, 2005, based on the grant date fair value estimated in accordance with the provisions of FASB Statement No. 123(R).
     The Company recognized share-based compensation expense of $2.8 million ($0.02 per diluted share, after related tax benefit of $1.0 million) in the three months ended April 7, 2007 as a component of selling, general and administrative expenses compared to $2.1 million ($0.01 per diluted share, after related tax benefit of $0.7 million) in the three months ended April 1, 2006. The Company recognized share-based compensation expense of $7.8 million ($0.05 per diluted share, after related tax benefit of $2.8 million) in the nine months ended April 7, 2007 as a component of selling, general and administrative expenses compared to $6.9 million ($0.04 per diluted share, after related tax benefit of $2.6 million) in the nine months ended April 1, 2006. As of April 7, 2007, there was $14.1 million (before any related tax benefit) of total unrecognized compensation cost related to nonvested share-based compensation that is expected to be recognized over a weighted-average period of 2.63 years.
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
     The following table presents the weighted average assumptions used in the option pricing model for the stock options granted in the three and nine months ended April 7, 2007 and April 1, 2006:

	Three Months Ended		Nine Months Ended
	April 7,	April 1,	April 7,	April 1,
	2007	2006	2007	2006

Expected dividend rate	1.1%	0.9%	0.9%	0.9%
Volatility	45.2%	49.2%	48.7%	52.9%
Risk-free interest rate	4.7%	4.4%	4.7%	4.2%
Expected lives (years)	4.1	4.4	4.1	4.4
Fair value per option granted	$6.98	$7.37	$8.68	$7.90

     The following table summarizes stock option activity during the nine months ended April 7, 2007:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Options (In	Exercise Price	Contractual	Intrinsic Value
	thousands)	Per Share	Term	(In thousands)
Outstanding, July 1, 2006	7,350	$9.59
Granted	929	21.12
Exercised	(1,425)	6.66
Cancelled	(337)	15.14

Outstanding, April 7, 2007	6,517	$11.57	7.15	$46,592

Exercisable, April 7, 2007	3,300	$8.56	6.31	$31,982
     Intrinsic value for stock options is defined as the difference between the current market value and the grant price. For the nine months ended April 7, 2007, the total intrinsic value of stock options exercised was $21.8 million. Cash received from stock options exercised during the nine months ended April 7, 2007 was $9.5 million and the actual tax benefit realized for tax deductions from stock options exercised totaled $7.9 million.
     The following table summarizes RSU activity during the nine months ended April 7, 2007:

		Weighted
		Average Grant
	Shares (In	Date Fair Value
	thousands)	Per Share
Nonvested, July 1, 2006	64	$11.09
Granted	22	$21.00
Vested	(8)	$14.37
Cancelled	(22)	$15.92

Nonvested, April 7, 2007	56	$12.55

LEGAL MATTERS
     A former employee sued bebe in a complaint filed on April 28, 2005 in the United States District Court for the Northern District of California (case No. C050177) alleging violations under the Fair Labor Standards Act, specifically that bebe obligated her to buy and wear its brand clothing as a uniform, without reimbursement or credit, and the net effect of deducting the value of such required purchases from her wages would often result in her not being paid minimum wages. The plaintiff purports to bring the action also on behalf of a class of hourly, non-managerial employees who are similarly situated. The lawsuit seeks compensatory, statutory and injunctive relief. We have negotiated a confidential settlement in this case which remains subject to court approval. One objection to the settlement has been filed by the plaintiff in the lawsuit described in the next paragraph of this section. We have accrued an amount that we believe reasonably estimates the potential liability, which did not have a material impact on our financial position or results of operations.

     A former employee sued bebe in a complaint filed July 27, 2006 in the Superior Court of California, San Mateo County (case No. CIV 456550) alleging a failure to pay all wages, failure to pay overtime wages, failure to pay minimum wages, failure to provide meal periods, violation of Labor Code §450, violation of Labor Code §2802 and California Code of Regulations §11040(9)(A), statutory wage violations (late payment of wages), unlawful business practices under Business and Professions Code §16720 and §17200, conversion of wages and violation of Civil Code §52.1. The plaintiff purports to bring the action also on behalf of current and former California bebe employees who are similarly situated. The lawsuit seeks compensatory, statutory, punitive, restitution and injunctive relief. We are currently reviewing the allegations.
     A customer sued the company in a complaint filed December 14, 2006 in the Superior Court of Contra Costa County (case no. C06-02630) alleging that we utilized a certain type of preprinted credit card form in a return transaction in violation of California Civil Code §1747.08. The plaintiff purports to bring the action also on behalf of other customers who are similarly situated. The lawsuit seeks compensatory, statutory, and injunctive relief. We are currently reviewing the allegations at this early stage.
     Three customers filed separate complaints alleging the Company violated The Fair Credit Reporting Act (the “FCRA”). Two of such cases were filed January 10 and January 16, 2007 in the United States District Court for the Northern District of California (case nos. C07-0203 & C07-0255, respectively). In late April 2007, each of these two lawsuits were voluntarily dismissed, without prejudice, by their respective plaintiff. The third lawsuit, filed on February 9, 2007 in the Central District of California (case no. CV-07-0972) remains active. This latter lawsuit alleges that we violated the FCRA by printing on receipts more than the last five digits of the credit or debit card numbers and/or the expiration date. The plaintiff purports to bring the action also on behalf of other customers who are similarly situated and seeks statutory and punitive damages, attorney’s fees and injunctive relief. We are currently reviewing the allegations at this early stage.
     We are also involved in various other legal proceedings arising in the normal course of business. None of these matters nor the matters listed above are expected, individually or in the aggregate, to have a material adverse effect on our business, financial condition or results of operations.
     We intend to defend ourself vigorously against these claims. However, the results of any litigation are inherently uncertain. We cannot assure you that we will be able to successfully defend ourself in these lawsuits. Where required, and/or otherwise appropriate, we have recorded an estimate of potential liabilities that we believe is reasonable. Any estimates are revised as further information becomes available.
RECENT ACCOUNTING PRONOUNCEMENTS
     In June 2006, the FASB ratified the consensuses reached by the Emerging Issues Task Force in Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should be Presented in the Income Statement (That is, Gross Versus Net Presentation).” Issue No. 06-3 requires disclosure of an entity’s accounting policy regarding the presentation of taxes assessed by a governmental authority that are directly imposed on a revenue-producing transaction between a seller and a customer, including sales, use, value added and some excise taxes. We present such taxes on a net basis (excluded from revenues and costs). The adoption of Issue No. 06-3, which is effective for interim and annual reporting periods beginning after December 15, 2006, had no impact on the Company’s consolidated financial statements.
     In July 2006, the FASB issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109”. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is in the process of determining the impact that the adoption of FIN 48 will have on its financial position and results of operations.
     In September 2006, the SEC issued Staff Accounting Bulletin No. ( SAB ) 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”. SAB 108 provides interpretive guidance on how the effects of prior-year uncorrected misstatements should be considered when quantifying misstatements in the current year financial statements. SAB 108 requires registrants to quantify misstatements using both an income statement (rollover) and balance sheet (iron curtain) approach and evaluate whether either approach results in a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. If prior year errors that had been previously considered immaterial now are considered material based on either approach, no restatement is required so long as management properly applied its previous approach and all relevant facts and circumstances were considered. If prior years are not restated, the cumulative effect adjustment is recorded in opening accumulated earnings as of the beginning of the fiscal year of adoption. SAB 108 is effective for fiscal 2007. The Company is in the process of determining the impact that the adoption of SAB 108 will have on its financial position and statement of operations.
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and accordingly does not require any new fair value measurements. The provisions of SFAS No. 157 are to be applied prospectively as of the beginning of the fiscal year in which it is initially applied, with any transition adjustment recognized as a cumulative-effect adjustment to the opening balance of retained earnings. The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007. The Company is in the process of determining the impact that the adoption of SFAS No. 157 will have on its financial position and results of operations.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115”. SFAS No. 159 permits entities to choose to measure eligible items at fair value at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We are currently in the process of assessing the impact the adoption of SFAS No. 159 will have on our financial position and results of operations.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements, which involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements. Statements that are predictive in nature, that depend upon or refer to future events or conditions or that include words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” “thinks,” and similar expressions are forward-looking statements. Forward-looking statements include statements about our expected results of operations, capital expenditures and store openings. Although we believe that these statements are based upon reasonable assumptions, we cannot assure you that our goals will be achieved. These forward-looking statements are made as of the date of this Form 10-Q, and we assume no obligation to update or revise them or provide reasons why actual results may differ. Factors that might cause such a difference include, but are not limited to, our ability to respond to changing fashion trends, miscalculation of the demand for our products, effective management of our growth, decline in comparable store sales performance, ongoing competitive pressures in the apparel industry, changes in the level of consumer spending or preferences in apparel, our ability to attract and retain key management personnel and/or other factors discussed in “Risks Factors” and elsewhere in this Form 10-Q.
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
     Our distinctive product offering includes a full range of separates, tops, sweaters, dresses, active wear and accessories in the following lifestyle categories: career, evening, casual, and active. We design and develop the majority of our merchandise in-house, which is manufactured to our specifications. The remainder of our merchandise is sourced directly from third-party manufacturers.
     We market our products under the bebe, COLLECTION bebe, Neda by bebe, Neda, BEBE SPORT and bebe O brand names through our 259 retail stores, of which 189 are bebe stores, 49 are BEBE SPORT stores, 20 are bebe outlet stores and 1 is a bebe accessories store. These stores are located in 32 states, the District of Columbia, Puerto Rico, the Virgin Islands and Canada. In addition, we have an on-line store at www.bebe.com and our licensees operate 17 international stores, including shop in shops. During the three months ended April 7, 2007, we opened 6 stores including 5 bebe stores and 1 BEBE SPORT store and closed five bebe stores. During the nine months ended April 7, 2007, we opened 22 stores, including 11 bebe stores, 10 BEBE SPORT stores and 1 bebe accessories store and closed five bebe stores. We expect to open approximately 36 stores, including approximately 20 bebe stores, 15 BEBE SPORT stores and 1 bebe accessories store during the 2007 fiscal year.

During fiscal 2007, we have closed 5 stores and do not anticipate closing any additional stores. Two of the closings were replaced by what we consider to be better locations within the same market, one store was in New Orleans that we have decided to not re-open and the last two closures were underperforming locations. We also plan to renovate 11 existing stores and relocate or expand 11 existing stores, resulting in square footage growth of approximately 12%.
bebe stores. We were founded by Manny Mashouf, Chairman of the Board. We opened our first store in San Francisco, California in 1976, which was also the year we incorporated.
BEBE SPORT. We launched BEBE SPORT during fiscal 2003 to address the performance and active lifestyle needs of the bebe customer.
bebe outlets. We utilize the outlets as a clearance vehicle for merchandise from our retail stores. In addition, the inventory includes a strong presentation of bebe logo merchandise and special cuts produced under the bebe O label exclusively for the outlet stores.
On-line. bebe.com is an extension of the bebe store experience and provides a complete assortment of bebe and BEBE SPORT merchandise. It is also used as an advertising vehicle to communicate with our customers.
bebe accessories. In September 2006, we opened our first accessory concept store featuring shoes and a unique selection of fine leather goods and gift items. Going forward this boutique concept will feature shoes and bags manufactured under the bebe label as well as shoes and bags imported from Italy and sold under the COLLECTION bebe and Neda by bebe labels. These products will also be carried in select bebe stores. In January 2007, we announced that we would change the name of Neda by bebe to bebe accessories.
COLLECTION bebe. In March 2006, we introduced COLLECTION bebe, the exclusive runway collection of better priced contemporary women’s apparel. We launched our first assortment of COLLECTION bebe in 20 stores in September 2006 and plan to make the second collection available in 11 stores and on bebe.com in April 2007.
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
     We have identified certain critical accounting policies, which are described below:
     Revenue recognition. We recognize revenue at the time the products are received by the customers in accordance with the provisions of Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements” as amended by SAB No. 104, “Revenue Recognition”. We recognize revenue for store sales at the point at which the customer receives and pays for the merchandise at the register with either cash or credit card. For on-line sales, we recognize revenue at the time the customer receives the product. We estimate and defer revenue and the related product costs for shipments that are in transit to the customer. Customers typically receive goods within one week of shipment. Amounts related to shipping billed to customers are reflected in net sales and the related costs are reflected in cost of goods sold.
     We record a reserve for estimated product returns based on historical return trends. As of April 7, 2007 and April 1, 2006, the reserve was $955,000 and $1,046,000, respectively. If actual returns are greater than those projected, additional sales returns may be recorded in the future.
     Discounts offered to customers consist primarily of point of sale markdowns and are recorded at the time of the related sale as a reduction of revenue.
     We include the value of points and rewards earned by our loyalty program members as a liability and a reduction of revenue at the time the points and rewards are earned based on historical conversion and redemption rates. We recognize revenue when the rewards are redeemed or expire.
     We carry gift certificates sold as a liability and we recognize revenue when the gift certificate is redeemed. Similarly, customers may receive a store credit in exchange for returned goods. We carry store credits as a liability until redeemed.
     We ship bebe goods to various international locations and recognize revenue from these wholesale sales when the goods are shipped.
     We record royalty revenue from product licensees as earned, which is based on the licensee’s sales.
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
Long-lived assets. We review long-lived assets for impairment whenever events or changes in circumstances, such as store closures or poor performing stores, indicate that the carrying value of an asset may not be recoverable. If the undiscounted cash flows from the long-lived assets are less than the carrying value we record an impairment charge equal to the difference between the carrying value and the asset’s fair value. In addition, at the time a decision is made to close a store, we record an impairment charge, if appropriate, or accelerate depreciation over the revised useful life of the asset. Historically, our impairment charges have been immaterial. During the nine months ended April 7, 2007 we did not need to record an impairment charge and for the nine months ended and April 1, 2006 we recorded $73,000 of impairment charges. We believe at this time that the long-lived assets’ carrying values and useful lives continue to be appropriate.
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
Self Insurance. We use a combination of insurance and self insurance for employee related health care benefits. We record self insurance liabilities based on claims filed and an estimate of those claims incurred but not reported. Any projection of losses concerning our liability is subject to a high degree of variability. Among the causes of this variability are unpredictable external factors such as future inflation rates, changes in severity, benefit level changes, medical costs and claim settlement patterns. Should a different amount of claims occur compared to what was estimated or costs of the claims increase or decrease beyond what was anticipated, reserves may need to be adjusted in the future.
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

RESULTS OF OPERATIONS
          Our fiscal year is a 52 or 53 week period, each period ending on the first Saturday after June 30. Fiscal year 2007 is a 53 week fiscal year ending on July 7, 2007. The three month periods ended April 7, 2007 and April 1, 2006 included 14 weeks and 13 weeks, respectively. The nine month periods ended April 7, 2007 and April 1, 2006 included 40 weeks and 39 weeks, respectively. The inclusion of 14 weeks and 40 weeks of operations in the three month and nine month periods ended April 7, 2007 versus 13 weeks and 39 weeks in three month and nine month periods ended April 1, 2006, added $8.6 million in net sales.
          The following table sets forth certain financial data as a percentage of net sales for the periods indicated:

	Three Months Ended		Nine Months Ended
	April 7,	April 1,	April 7,	April 1,
	2007	2006	2007	2006
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales, including production and occupancy (1)	54.7	53.1	52.1	50.9

Gross margin	45.3	46.9	47.9	49.1
Selling, general and administrative expenses (2)	35.1	33.7	32.1	31.4

Operating income	10.2	13.2	15.8	17.7
Interest and other income, net	2.9	2.1	2.0	1.7

Income before income taxes	13.1	15.3	17.8	19.4
Provision for income taxes	4.7	5.3	6.5	7.2

Net income	8.4%	10.0%	11.3%	12.2%

(1)	Cost of sales includes the cost of merchandise, occupancy costs, distribution center and production costs.

(2)	Selling, general and administrative expenses primarily consist of non-occupancy store costs, corporate overhead and advertising costs.
     Net Sales. Net sales increased to $154.4 million during the three months ended April 7, 2007 from $132.8 million for the comparable period of the prior year, an increase of $21.6 million, or 16.3%. The increase in sales was generated by stores not included in the comparable store sales base, increases over the same period of the prior year in on-line sales and wholesale sales to international licensees, and one additional week in January 2007. Same store sales were flat for the quarter and exclude the additional week from fiscal January 2007.
          For the nine months ended April 7, 2007, net sales increased to $508.2 million from $426.9 million for the comparable nine month period of the prior year, an increase of $81.3 million, or 19.0%. During the nine month period, an increase in comparable store sales of 5.9% versus the prior year contributed $22.4 million to the increase in sales. The increase in comparable store sales performance was largely due to customer acceptance of our product offerings.

Same store sales for the period exclude the additional week from fiscal January 2007. The remaining increase in sales of $58.9 million was generated by stores not included in the comparable store sales base and increases over the same period of the prior year in on-line sales and wholesale sales to international licensees. Net sales include reductions of $1.1 million associated with the customer loyalty program for the nine months ended April 7, 2007, compared to $1.7 million for the comparable period of the prior year.

	Three Months Ended		Nine Months Ended
	April 7,	April 1,	April 7,	April 1,
	2007	2006	2007	2006
Net sales (In thousands)	$154,354	$132,812	$508,215	$426,862

Total net sales increase percentage	16.3%	13.6%	19.0%	14.6%

Comparable store sales increase (decrease) percentage	(0.4)%	4.7%	5.9%	7.1%

Net sales per average square foot (1)	$162	$158	$545	$528

Square footage at end of period (In thousands)	942	829	942	829

Number of store locations:
Beginning of period	258	228	242	214
New store locations	6	0	22	16
Closed store locations	5	0	5	2
Number of stores open at end of period	259	228	259	228

(1)	We calculate net sales per average square foot using net store sales and a monthly average store square footage.
     Gross Margin. Gross margin increased to $69.9 million during the three months ended April 7, 2007 from $62.2 million for the comparable three month period of the prior year, an increase of $7.7 million, or 12.4%. As a percentage of net sales, gross margin decreased to 45.3% for the three month period ended April 7, 2007 from 46.9% in the comparable three month period of the prior year. For the nine months ended April 7, 2007, gross margin increased to $243.5 million from $209.6 million for the comparable nine month period of the prior year, an increase of $33.9 million, or 16.2%. As a percentage of net sales, these expenses decreased to 47.9% during the nine month period from 49.1% in the comparable nine month period of the prior year. The decrease in gross margin as a percentage of net sales resulted primarily from lower merchandise margins resulting from lower than anticipated sales, higher markdowns and unfavorable occupancy leverage partially offset by lower inventory reserves.
     Selling, General and Administrative Expenses. Selling, general and administrative expenses, which primarily consist of non-occupancy store costs, corporate overhead and advertising costs, increased to $54.1 million during the three months ended April 7, 2007 from $44.7 million for the comparable period of the prior year, an increase of $9.4 million, or 21.0%. As a percentage of net sales, these expenses increased to 35.1% during the three month period from 33.7% in the comparable period of the prior year. The increase in selling, general and administrative expenses as a percentage of net sales from the prior year of 1.4% was primarily due to de-leveraging of store expenses, including store compensation and depreciation offset by a decrease in advertising.

Selling, general and administrative expenses increased to $163.4 million during the nine months ended April 7, 2007 from $133.9 million for the comparable nine month period of the prior year, an increase of $29.5 million, or 22.0%. As a percentage of net sales, these expenses increased to 32.1% during the nine month period from 31.4% in the comparable period of the prior year. The increase as a percentage of net sales was primarily due to de-leveraging of store expenses, including store compensation and depreciation.
     Interest and Other Income, Net. We generated approximately $4.4 million of interest and other income (net of other expenses) during the three months ended April 7, 2007 compared to approximately $2.8 million in the comparable three month period of the prior year. The increase is the result of higher average cash balances, higher interest rates and foreign exchange gains.
For the nine months ended April 7, 2007, we generated approximately $10.1 million of interest and other income (net of other expenses) compared to approximately $7.2 million in the comparable nine month period of the prior year. The increase is the result of higher average cash balances and higher interest rates.
     Provision for Income Taxes. The effective tax rate increased to 35.9% for the three month period ended April 7, 2007 from 34.6% for the comparable period in the prior year primarily due to a cumulative adjustment of temporary and permanent differences recorded in the third quarter of fiscal 2006. The effective tax rate decreased to 36.1% for the nine month period ended April 7, 2007 from 37.4% for the comparable period of the prior year primarily due to an increase in tax exempt interest income.
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
LIQUIDITY AND CAPITAL RESOURCES
     Our working capital requirements vary widely throughout the year and generally peak during the first and second fiscal quarters. At April 7, 2007, we had approximately $363.7 million of cash and equivalents and short-term marketable securities on hand. In addition, we had a revolving line of credit, under which we could borrow or issue letters of credit up to a combined total of $25.0 million. As of April 7, 2007, there were no cash borrowings outstanding under the line of credit, and letters of credit outstanding totaled $2.0 million.
     Net cash provided by operating activities for the nine months ended April 7, 2007 was $62.7 million versus $59.3 million for the nine months ended April 1, 2006. Cash provided by operating activities for the period was primarily generated by income adjusted for stock compensation, depreciation and deferred rent, as well as changes in working capital. The changes in working capital were primarily due to an increase in prepaid expenses as a result of the timing of tax payments.
     Net cash used by investing activities for the nine months ended April 7, 2007 was $53.9 million versus $36.2 million for the nine months ended April 1, 2006. Cash used by investing activities for the period was primarily due to the purchase of marketable securities and capital expenditures related to the opening of new stores.

We opened 22 new stores in the nine months ended April 7, 2007 and expect to open 36 stores during fiscal 2007. We estimate that total capital expenditures will be approximately $40 to $45 million in fiscal 2007.
     Net cash provided (used) by financing activities of $3.0 million for the nine months ended April 7, 2007 versus net cash used of $2.8 million for the nine months ended April 1, 2006. Cash provided by financing activities for the current period was primarily due to proceeds received from stock option exercises and the related tax benefit, partially offset by the payment of quarterly cash dividends for the fourth quarter of fiscal 2006 and the first and second quarters of fiscal 2007 totaling $13.9 million.
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
Interest Rate Risk
     We currently maintain a portfolio of variable interest rate investments consisting of cash equivalents and short-term marketable securities. Marketable securities consist of closed-end variable interest rate funds that invest primarily in tax-exempt municipal bonds. Due to the variable nature of these investments, their value is typically not subject to market rate changes. According to our investment policy, we may invest in taxable and tax exempt instruments. In addition, the policy establishes limits on credit quality, maturity, issuer and type of instrument. Marketable securities are classified as “available for sale”. We do not use derivative financial instruments in our investment portfolio.
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

     The following table lists our cash equivalents and short-term marketable securities at April 7, 2007:

	Book Value	Fair Value
	(Dollars in thousands)
Cash equivalents	$39,043	$39,043
Weighted average interest rate (1)	2.07%
Short-term marketable securities	313,146	313,146
Weighted average interest rate (1)	4.24%
Total	$352,189	$352,189

(1)	Represents the weighted average interest rate for tax exempt municipal bonds, municipal preferreds, corporate preferreds and taxable and tax exempt institutional money market instruments.
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
ITEM 4. CONTROLS AND PROCEDURES
     (a) Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report at the reasonable assurance level.
     (b) There has been no change in our internal control over financial reporting during the quarter ended April 7, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
See the Legal Matters section of the Notes to the Condensed Consolidated Financial Statements for a discussion of legal proceedings.
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
2. If we are unable to obtain raw materials, or unable to find manufacturing facilities or if our manufacturers perform unacceptably, our sales may be negatively affected and our financial condition may be harmed. We do not own any manufacturing facilities and therefore depend on contractors and third parties to manufacture our products. We place all of our orders for production of merchandise and raw materials by purchase order and do not have any long-term contracts with any manufacturer or supplier. If we fail to maintain favorable relationships with our manufacturers and suppliers or are unable to obtain sufficient quantities of quality raw materials on commercially reasonable terms, it could harm our business and results of operations. We cannot assure you that contractors and third-party manufacturers (1) will not supply similar products to our competitors, (2) will not stop supplying products to us completely or (3) will supply products in a timely manner. Untimely receipt of products may result in lower than anticipated sales and markdowns which would have a negative impact on earnings. Furthermore, we have received in the past, and may receive in the future, shipments of products from manufacturers that fail to conform to our quality control standards. In such event, unless we are able to obtain replacement products in a timely manner, we may lose sales. Certain of our third-party manufacturers store our raw materials. In the event our inventory is damaged or destroyed while in storage and we are unable to obtain replacement raw materials, our earnings may be negatively impacted.
3. Our success depends on our ability to attract and retain qualified employees in order to support our existing business and future expansion. From time to time we actively recruit qualified candidates to fill key executive positions from within the Company. There is substantial competition for experienced personnel, which we expect will continue. We compete for experienced personnel with companies who have greater financial resources than we do. In the past, we have experienced significant turnover of our executive management team and retail store personnel. We are also exposed to employment practice litigation due to the large number of employees and high turnover of our sales associates. If we fail to attract, motivate, and retain qualified personnel, it could harm our business and limit our ability to expand.
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
4. If we are not able to successfully develop new concepts, including BEBE SPORT, our revenue base and earnings may be impaired. From time to time, we may pursue new concepts. For example, we opened our first boutique accessory concept store in the first quarter of fiscal 2007 which we have renamed bebe accessories. If the BEBE SPORT or other new concepts are not successful, our financial condition may be harmed.
5. We cannot assure you that future store openings will be successful, and new store openings may impact existing stores. We expect to open approximately 36 stores in fiscal 2007, of which 20 will be bebe stores, 15 will be BEBE SPORT stores and 1 is a bebe accessories store. We cannot assure you that the stores that we plan to open in fiscal 2007, or any other stores that we might open in the future, will be successful or that our overall operating profit will increase as a result of opening these stores. During fiscal 2006, we closed three stores and during fiscal 2007, we have closed five stores and do not anticipate closing any additional stores. Two of the closings were replaced by what we consider to be better locations within the same market, one store was in New Orleans that we have decided to not re-open and the last two closures were underperforming locations. For fiscal 2007, we plan to grow our operations primarily through the opening of new stores. Most of our new store openings in fiscal 2007 will be in existing markets. These openings may affect the existing stores’ net sales and profitability. Our failure to predict accurately the demographic or retail environment at any future store location could have a material adverse effect on our business, financial condition and results of operations.
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

6. We are subject to risks associated with our online sales. We operate an on-line store at www.bebe.com to sell our merchandise. Although our online sales encompass a relatively small percentage of our total sales, our on-line operations are subject to numerous risks, including unanticipated operating problems, reliance on third-party computer hardware and software providers, system failures and the need to invest in additional computer systems. The on-line operations also involve other risks that could have an impact on our results of operations including but not limited to diversion of sales from our other stores, rapid technological change, liability for online content, security breaches, consumer privacy concerns, credit card fraud, and risks related to the failure of the computer systems that operate the website and its related support systems. In addition, given our use of a third party platform, we do not have direct control of certain aspects of our on-line business. We cannot assure you that our on-line store will continue to achieve sales and profitability growth or even remain at its current level.
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
8. We rely on information technology, the disruption of which could adversely impact our business. We rely on various information systems to manage our operations and regularly make investments to upgrade, enhance or replace such systems. To support our growth we initiated a three year Information Services &Technology strategic plan and we are currently in year two of this plan. In year one we completed the upgrade of our infrastructure, began the implementation of our new production management system, implemented Arthur planning and completed the conversion of our web site to a third-party platform and the roll out of club bebe. For years two and three, we have begun the process of identifying partners to replace our current point of sale system and implement a new human resources system. After both of these systems have been chosen and the implementation process has begun we will begin to evaluate our merchandising system needs. Any delays or difficulties in transitioning to new systems, or in integrating them with our current systems, or any other disruptions affecting any of our information systems, could have a material adverse impact on our business, financial condition and results of operations.
9. We face significant competition in the retail and apparel industry, which could harm our sales and profitability. The retail and apparel industries are highly competitive and are characterized by low barriers to entry. We expect competition in our markets to increase. The primary competitive factors in our markets are: brand name recognition, sourcing, product styling, quality, presentation and pricing, timeliness of product development and delivery, store ambiance, customer service and convenience. We compete with traditional department stores, specialty store retailers, business to consumer websites, off-price retailers and direct marketers for, among other things, raw materials, market share, retail space, finished goods, sourcing and personnel. Because many of these competitors are larger and have substantially greater financial, distribution and marketing resources than we do, we may lack the resources to adequately compete with them. If we fail to remain competitive in any way, it could harm our business, financial condition and results of operations.
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
RISKS RELATING TO OUR COMMON STOCK:
1. Our stock price may fluctuate because of the relatively low number of shares that can be publicly traded. The vast majority of our outstanding shares of our common stock are subject to trading restrictions. As of April 7, 2007, of the approximately 93,000,000 shares of our common stock then outstanding, approximately 26,000,000 shares were available to be publicly traded, and as a result, our stock price is vulnerable to market swings due to large purchases, sales and short sales of our common stock.
2. Because Manny Mashouf and Neda Mashouf beneficially own 72% of the outstanding shares, other shareholders may not be able to influence the direction the company takes. As of April 7, 2007, Manny Mashouf, the Chairman of the Board, and Neda Mashouf beneficially owned approximately 72% of the outstanding shares of our common stock. As a result, they can control the election of directors and the outcome of all issues submitted to the shareholders. This may make it more difficult for a third party to acquire shares, may discourage acquisition bids, and could limit the price that certain investors might be willing to pay for shares of common stock. This concentration of stock ownership may have the effect of delaying, deferring or preventing a change in control of our company.
Proceedings have been commenced for dissolution of the marriage of Manny and Neda Mashouf, the beneficial owners of approximately 72% of our outstanding shares. In connection with these proceedings it is likely that their shares, which are currently held through a trust, will be allocated between them. Any change in the ownership of a significant portion of these shares to ownership by a non-affiliate, including by sales of shares by Manny or Neda, may result in trading volatility in our common stock or may adversely affect our stock price.
3. Our sales, margins and operating results are subject to seasonal and quarterly fluctuations. Our business varies with general seasonal trends that are characteristic of the retail and apparel industries, such as the timing of seasonal wholesale shipments and other events affecting retail sales. As a result, our stores typically generate a higher percentage of our annual net sales and profitability in the second quarter of our fiscal year, which includes the holiday selling season, compared to other quarters.
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

4. Failure to comply with Section 404 of the Sarbanes-Oxley Act of 2002 could negatively impact investor confidence. In order to meet the requirements of the Sarbanes-Oxley Act of 2002 in future periods, we must continuously document, test, monitor and enhance our internal control over financial reporting. We cannot assure you that the periodic evaluation of our internal controls required by Section 404 of the Sarbanes-Oxley Act will not result in the identification of significant control deficiencies and/or material weaknesses or that our auditors will be able to attest to the effectiveness of our internal control over financial reporting. Failure to maintain the effectiveness of our internal control over financial reporting or to comply with the requirements of this Act could have a material adverse effect on our reputation, financial condition and market price of our common stock.
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

Dated May 17, 2007

bebe stores, inc.

/s/ Walter Parks

Walter Parks, Chief Operating Officer and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 906 Certification of Chief Executive Officer

32.2	Section 906 Certification of Chief Financial Officer