Form 10-K
period 2007-07-07
bebe stores, inc.
filed 2007-09-14
CIK 1059272

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒                                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended July 7, 2007

OR

☐                                   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-24395

bebe stores, inc.

(Exact name of registrant as specified in its charter)

California	94-2450490
(State or Jurisdiction of	(IRS Employer
Incorporation or Organization)	Identification Number)

400 Valley Drive

Brisbane, California 94005

(Address of principal executive offices, including zip code)

Telephone: (415) 715-3900

(Registrant’s telephone number, including area code)

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

The aggregate market value of voting stock held by non-affiliates of the registrant was approximately $520,000,000 as of December 31, 2006, the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing sale price per share of $19.79 of the registrant’s Common Stock as reported on the Nasdaq National Market on such date. Shares of Common Stock held by each executive officer and director and by each person who owns 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive for other purposes.

As of August 31, 2007, 93,551,551 shares of Common Stock, $0.001 per share par value, of the registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates information by reference from the definitive Proxy Statement for the 2007 Annual Meeting of Shareholders, to be filed with the Commission no later than 120 days after the end of the registrant’s fiscal year covered by this Form 10-K.

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

Our distinctive product offering includes a full range of separates, tops, dresses, active wear and accessories in the following lifestyle categories:  career, evening, casual and active. We design and develop the majority of our merchandise in-house, which is manufactured to our specifications or is sourced directly from third party manufacturers.

As of July 7, 2007, we marketed our products under the bebe, COLLECTION bebe, BEBE SPORT, bbsp and bebe O brand names through our 273 retail stores, our on-line store at www.bebe.com, and our 14 international licensee operated stores.

bebe.   We were founded by Manny Mashouf, Chairman of the Board. We opened our first store in San Francisco, California in 1976, which was also the year we incorporated in California. As of July 7, 2007, we operated 198 bebe stores in 34 states, the District of Columbia, Puerto Rico, the U.S. Virgin Islands and Canada.

BEBE SPORT.   We launched BEBE SPORT during fiscal 2003 to address the performance and active lifestyle needs of the bebe customer and offers a selection of sportswear and footwear under the BEBE SPORT and bbsp brand names. As of July 7, 2007, we operated 54 BEBE SPORT stores in 16 states, Puerto Rico and Canada.

bebe outlets.   The Company utilizes the outlets as a clearance vehicle for merchandise from retail stores. In addition, the inventory includes a strong presentation of bebe logo merchandise and special cuts produced under the bebe O label exclusively for the outlet stores. As of July 7, 2007, the Company operated 20 bebe outlet stores in 11 states and Canada.

On-line.   bebe.com is an extension of the bebe store experience and provides a complete assortment of bebe and BEBE SPORT merchandise. We also use it as a vehicle to communicate with our clients.

bebe accessories.   In September 2006, we opened a new accessory concept featuring shoes and a unique selection of fine leather goods, bebe logo merchandise, outerwear and gift items. This boutique concept features shoes imported from Italy, Brazil and China.

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

2.    Vertically integrate design, production, merchandising and retail functions.   Our vertical integration enables us to respond quickly to changing fashion trends, reduce risk of excess inventory and produce distinctive quality merchandise.

3.    Manage merchandise mix.   Our approach to merchandising and proactive inventory management is critical to our success. By actively monitoring sell-through rates and the mix of categories and products in our stores, we are able to respond to emerging trends in a timely manner, better maximizing sales opportunities and minimizing liabilities.

4.    Control distribution of merchandise.   We distribute our merchandise, other than licensed eyewear and international licensing, through Company owned retail stores and an on-line store. This distribution strategy enables us to control pricing, flow of goods, visual presentation and customer experience. We seek to ensure brand equity through this exclusive distribution.

5.    Enhance brand image.   We attract customers through edgy, high-impact, visual advertising campaigns using print, outdoor, in-store, electronic and direct mail and e-mail communication vehicles. We also offer a line of merchandise branded with the distinctive bebe logo to increase brand awareness.

Stores and Expansion Opportunities

We believe that there is opportunity to expand the number of bebe, BEBE SPORT and bebe outlet stores in new and existing markets.  In selecting a specific site, we look for high traffic locations primarily in regional shopping centers and in freestanding street locations. We evaluate proposed sites based on the traffic pattern, co-tenancies, average sales per square foot achieved by neighboring stores, lease economics, demographic characteristics and other factors considered important regarding the specific location. For fiscal 2008, we plan to grow our operations primarily through the opening of new stores and expansion of existing stores with high sales per square foot.

Our stores typically have achieved profitability within the first full year of operation; however, we cannot guarantee that our stores will do so in the future. Actual store growth and future store profitability and rates of return will depend on a number of factors that include, but are not limited to, individual store economics and suitability of available sites.

In fiscal 2008, we plan to open 40 new stores, relocate or expand 6 existing stores and renovate 2 existing stores. We also plan to close up to 4 stores, resulting in net square footage growth of approximately 14%.

bebe stores.   During fiscal 2007, we opened 20 bebe stores, closed 5 stores and expanded or relocated 9 existing bebe stores to larger spaces. Our bebe stores average 3,900 square feet and are primarily located in regional shopping malls and freestanding street locations. In fiscal 2008, we plan to open 25 to 27 bebe stores with an average square footage of approximately 3,900.

From time to time, we will open larger stores, such as our 7,600 square foot bebe flagship store on Rodeo Drive in Beverly Hills, California to further position bebe as an attainable luxury brand. In fiscal 2008, we plan to open two  new stores similar to our location on Rodeo Drive, one on Oak Street in Chicago and the other in the Royal Hawaiian shopping mall in Honolulu. In addition, we intend to expand our bebe store in Newport Beach, California by approximately 2,000 square feet to a total square footage of approximately 7,200.

BEBE SPORT stores.   During fiscal 2007, we opened 15 new BEBE SPORT stores. Our BEBE SPORT stores average approximately 2,400 square feet and are primarily located in regional shopping malls. BEBE SPORT offers a selection of sportswear and footwear under the BEBE SPORT and bbsp brand names. We have been conservative in our growth plans while we continue to update the BEBE SPORT concept. In fiscal 2008, we plan to open  8 to 10 BEBE SPORT stores with an average square footage of approximately 2,600.

bebe outlet stores.   During fiscal 2007, we did not open any new bebe outlet stores but expanded one store. Our bebe outlet stores average 4,200 square feet and are primarily located in outlet malls. In the last quarter of 2008, we plan to open 3 to 5 new or expanded outlet stores under the new name 2b bebe and will continue to offer a selection of bebe logo product, bebe sale consolidations and an expanded assortment of product made exclusively for our Outlet stores under the new name 2b bebe.

bebe accessories.   We opened our first bebe accessories store in the first quarter of fiscal 2007. This location is approximately 2,300 square feet. We currently do not plan to open any accessories stores in fiscal 2008.

Store Closures.   We monitor the financial performance of our stores and have closed and will continue to close stores that we do not consider to be viable. Many of the store leases contain early termination options that allow us to close the stores in specified years if minimum sales levels are not achieved. During fiscal year 2007, we closed 5 stores. In fiscal 2008, we plan to close up to 4 stores.

On-line store.   In February 2006, we migrated to a third-party platform which has and continues to provide improved functionality. We recently implemented several enhancements that have improved the marketing and promotional engines to drive client acquisition and conversion. The bebe.com website is a source of testing new concepts, building a community with our clients as well as providing a comprehensive product offer. We also plan to expand our ship to capabilities to include Canadian customers in fiscal 2008.

International.   As of July 7, 2007, we had 14 international stores operated by licensees in South East Asia, United Arab Emirates, and Israel. Our international licensees purchase product from us to include in their licensed bebe stores, the stores are excluded from comparable store sales. As of July 7, 2007, wholesale revenue represented approximately one percent of total sales. In fiscal 2008, we plan to expand from 14 to 22 licensee operated stores. We expect this to include expansions in Israel, Mexico, the United Arab Emirates, Indonesia and Malaysia and strengthening our position in the Singapore and Thailand locations.

Merchandising

Our merchandising strategy is to provide current, timely fashions in a broad selection of categories to suit the lifestyle needs of our customers. We market all of our merchandise under the bebe, COLLECTION bebe, BEBE SPORT, bbsp and bebe O brand names. In some cases, we select merchandise directly from third-party manufacturers. We do not have long-term contracts with any third party-manufacturers, and we purchase all of the merchandise from manufacturers by purchase order.

Product Categories.   Our distinctive product offering includes a full range of fashion separates, tops, dresses, active wear and accessories in the following lifestyle categories:  career, evening, casual and active. While each category’s contribution as a percentage of total net sales varies seasonally, certain of the product classifications are represented throughout the year. We regularly evaluate existing categories for potential expansion opportunities. We will also introduce watches, sunglasses and an expanded shoe and handbag assortment. We signed an agreement in August 2007 with Sketchers Footwear to produce our entire BEBE SPORT and bbsp footwear products and distribute to our BEBE SPORT stores as well as other stores worldwide. We anticipate that we will begin seeing product in our stores beginning the fourth quarter of fiscal 2008. Also, in the last quarter of fiscal 2008, we plan to launch a new assortment of product for our outlet division under the new name 2b bebe.

In August 2007, we signed an amendment to our licensed rights for optical eyewear which represented less than 1% of our business in fiscal 2007. The amendment extends the eyewear license to June 30, 2010. Under the terms of this agreement, the licensee manufactures and distributes products branded with the bebe logo to be sold at bebe stores and selected retailers. In fiscal 2007, we signed a new agreement with Safilo eyewear to develop, market and sell sunglasses in our bebe stores and Solstice owned stores. The first assortment will be featured in our bebe stores in November 2007.

Product Development.   Our product development process enables our merchants to make informed and timely decisions prior to making fabric or merchandise purchase commitments. Our speed to market strategy allows us to quickly react to emerging fashion trends and customer demand. An established timeline ensures an adequate flow of inventory into the stores. We make monthly commitments based on current sales and fashion trends. A detailed merchandising classification plan supports the product development process and includes sales, inventory and profitability targets. We regularly  adjust the plan to meet inventory and sales targets.

Marketing

We have developed our advertising and direct marketing initiatives to elevate brand awareness, increase customer acquisition and retention and support key growth strategies.

During fiscal 2007, our marketing expenditures, as a percentage of net sales, were consistent with fiscal 2006. This supported the growth of our direct to consumer business, including national and regional print advertising and outdoor advertising, catalog circulation and the clubbebe loyalty program. In fiscal 2008, we currently anticipate that advertising expenditures as a percent of net sales will be similar to fiscal 2007.

Direct to Consumer

In fiscal 2007, we increased the number of bebe catalogs mailed from fiscal 2006 and produced an additional bebe holiday catalog. In fiscal 2008, we are increasing our catalog circulation and maintaining the number of catalogs produced.

Clubbebe, our customer loyalty program, was launched in fiscal 2006 and as of July 7, 2007, had over 1.8 million members. Our improved client database, which has increased approximately 75% over the same time last year, has significantly contributed to increased direct mail performance.

Advertising

We continue to build brand awareness through targeted advertising campaigns that maintain a focus on core customers while adding new image building media strategies to further elevate the brand to ‘attainable luxury’ status.

An outside advertising agency works to create edgy, high-impact, provocative ads which are produced quarterly and are featured in leading fashion and lifestyle magazines. The images are also used for outdoor advertising, catalog, in-store visual presentation and on our website, bebe.com. To further our brand exposure, we signed actresses Rebecca Romijn as the face of bebe from Spring 2007 through Spring 2008 and Eva Longoria as the face of BEBE SPORT from Spring 2007 through Spring 2009. In the future, we plan to continue to pursue partnerships with models and celebrities who best represent the bebe brand image.

Events

Our semi annual collection preview events, where clients are invited to preview the latest collections, have become strategically important events in our stores. Additionally, we schedule major events throughout the year in partnership with national and regional magazines to benefit non-profit organizations.

Store Operations

As of September 2007, store operations was organized into six regions and 42 districts. Each region is managed by a zone or regional director, and each district is managed by a district manager. Each zone director is responsible for typically two regions, each regional director is typically responsible for five to eight districts, and each district manager is typically responsible for four to twelve stores. Each store is typically staffed with three to five managers in addition to sales associates.

We seek to instill enthusiasm and dedication in our store management personnel and our sales associates through incentive programs and regular communication with the stores. Sales associates, excluding associates in outlet stores, receive commissions on sales with a guaranteed minimum hourly compensation. Store managers receive base compensation plus incentive compensation based on sales and inventory control. Our district managers receive base compensation plus incentive compensation based on meeting sales and profitability benchmarks. Our regional managers and zone director participate in our management incentive program.

Sourcing, Quality Control and Distribution

All of our merchandise is marketed under the bebe, COLLECTION bebe, BEBE SPORT, bbsp and bebe O brand names. We design and develop the majority of our merchandise in-house, which is manufactured to our specifications or is sourced directly from third-party manufacturers. When we contract for merchandise production, the contractors produce garments based on designs, patterns and detailed specifications provided by us.

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

Competition

The retail and apparel industries are highly competitive and are characterized by low barriers to entry. We expect competition in our markets to increase. The primary competitive factors in our markets are: brand name recognition, product styling, product quality, product presentation, product pricing, store ambiance, customer service and convenience.

Intellectual Property and Proprietary Rights

The Company has registrations, or applications have been filed and are pending, with the United States Patent and Trademark Office (“USPTO”) and/or with certain foreign registries in many of our core classifications (including clothing, jewelry, eyewear and bags) for the following marks: bebe, COLLECTION bebe, BEBE SPORT, bbsp, 2b bebe and bebe O.

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

To support our growth we initiated a three year IS&T strategic plan, and we are currently entering year three of this plan. In year one, we completed the upgrade of our infrastructure, began the implementation of our new production management system, implemented Arthur planning, completed the conversion of our web site to a third-party platform and completed the roll out of clubbebe. In fiscal 2007, we went live with the first and second phases of our production management system which have led to increased efficiency and the reduction of paper. In year three, we plan to add Product Life Cycle Management (PLM) to our supply chain management and fully integrate with the production system as a phase three of our overall production management system. In other areas of the Company for fiscal 2007, we began the process of identifying partners to replace our current point of sale system and implement a new human resources system. We completed the selection of our point of sale software and new human resources systems partners. In addition, we completed the first phase of installing the new human resources system. After both of these systems have been successfully implemented or are well underway in the implementation process, we will begin to evaluate our merchandising system needs.

Employees

As of July 7, 2007, we had 4,297 employees, of whom 416 were employed at the corporate offices, Los Angeles studio and distribution center. The remaining 3,881 employees were employed in store operations. There were 1,516 full-time employees and 2,781 employed on a part-time basis. This is an increase of approximately 8% as compared to prior fiscal year. In addition, our employees are not represented by any labor union, and the Company believes our relationship with our employees is good.

Available Information

We make available on our website, www.bebe.com, under “Investor Relations,” free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file or furnish such materials to the U.S. Securities and Exchange Commission (“SEC”).

Our Code of Business Conduct and Ethics, Policy for Reporting Violations and Complaints, Corporate Governance Principles and Practices for the Board of Directors, and Board of Directors’ Committee Charters are also available on our website, under “Corporate Governance.”

EXECUTIVE OFFICERS AND DIRECTORS OF THE REGISTRANT

Executive Officers and Directors

The following table sets forth certain information with respect to the executive officers and directors as of September 1, 2007:

Name	Age	Position
Manny Mashouf(1)	69	Chairman of the Board
Barbara Bass(2)(3)*(4)	56	Director
Cynthia Cohen(2)(3)(4)*	54	Director
Corrado Federico(4)(3)	66	Director
Caden Wang(2)*(4)	55	Director
Gregory Scott(1)	44	Director and Chief Executive Officer
Walter Parks(1)	48	Chief Operating Officer and Chief Financial Officer
Barbara Wambach(1)	47	Chief Administrative Officer
Susan Powers(1)	49	Senior Vice President of Stores
Lawrence Smith(1)	41	Vice President, General Counsel
Erin Stern(1)	37	President—BEBE SPORT

       (1) Executive Officer.

       (2) Member, Audit Committee.

       (3) Member, Compensation and Management Development Committee.

       (4) Member, Nominating and Corporate Governance Committee.

       (*) Chairman of the Committee

Manny Mashouf founded bebe stores, inc. and has served as Chairman of the Board since our incorporation in 1976. Mr. Mashouf served as our Chief Executive Officer from 1976 to February 2004. Mr. Mashouf is the father of Paul Mashouf, Vice President of Manufacturing and Sourcing—BEBE SPORT, and uncle of Hamid Mashouf, Vice President of Information Systems and Technology.

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

Caden Wang has served as a director since October 2003. From 1999 to 2001, Mr. Wang served as Executive Vice President and Chief Financial Officer of LVMH Selective Retailing Group, which included international retail holdings such as DFS, Sephora and Miami Cruiseline Services. Mr. Wang has also served as the Chief Financial Officer for DFS, Gumps and Cost Plus. Mr. Wang is a Certified Public Accountant. Mr. Wang also serves on the Board of Directors of Leapfrog Enterprises, Inc.

Gregory Scott has served as the Chief Executive Officer since February 2004 and as director since August 2004. From 2000 to 2004, Mr. Scott was the President of the Arden B. division of The Wet Seal, Inc. From February 2000 to April 2000, Mr. Scott was President of Laundry, a division of Liz Claiborne. From 1996 to 2000, Mr. Scott was Vice President of Merchandising with bebe stores, inc.

Walter Parks has served as Chief Operating Officer since September 2006 and Chief Financial Officer since December 2003. From 2001 to 2003, Mr. Parks served as Executive Vice President and Chief Administrative Officer of Wet Seal, Inc. From 1999 to 2001, Mr. Parks served as the Executive Vice President and Chief Administrative Officer of Restoration Hardware, Inc. From 1997 to 1999, Mr. Parks served as Chief Financial Officer and Treasurer for Ann Taylor Stores Corporation, and in various other positions since joining that company in 1988.

Barbara Wambach has served as Chief Administrative Officer since August 2004. From February to August 2004, Ms. Wambach served as President and Chief Operating Officer of BEBE SPORT. From 2002 to 2004, Ms. Wambach served as Executive Vice President of Gap Body, a division of Gap, Inc. From 1999 to 2002, Ms. Wambach served as the Chief Executive Officer and President of eLUXURY.

Susan Powers has served as Senior Vice President of Stores since April 2007. From 2005 to 2007, Ms. Powers served as Vice President of Store Operations for Chico’s FAS, Inc. From 2002 to 2005, Ms. Powers served as Vice President of Stores for The Wet Seal, Inc. From 1999 to 2002, Ms. Powers served as Vice President of Stores for BCBG Max Azria.

Lawrence Smith has served as Vice President, General Counsel since October 2004. Prior to joining bebe stores, inc., Mr. Smith served as Vice President, General Counsel for The Wet Seal, Inc. from January 2002 to October 2004. From January 1996 to January 2002, Mr. Smith served as Vice President, General Counsel for BCBG Max Azria.

Erin Stern joined bebe in August 2007 and currently serves as President—BEBE SPORT. Prior to joining bebe stores, inc., Ms. Stern was Vice President and General Merchandising Manager for GAP Inc. as the head of the Old Navy Outlet Division. Prior to that she was Old Navy’s Vice President and General Merchandising Manager of Baby. Ms. Stern launched her career in the Macy’s executive training program.

ITEM 1A.        RISK FACTORS

Our past performance may not be a reliable indicator of future performance because actual future results and trends may differ materially depending on a variety of factors, including, but not limited to, the risks and uncertainties discussed below. In addition, historical trends should not be used to anticipate results or trends in future periods.

Factors that might cause our actual results to differ materially from the forward-looking statements discussed elsewhere in this report, as well as affect our ability to achieve our financial and other goals, include, but are not limited to, the following:

RISKS RELATING TO OUR BUSINESS:

1.     The success of our business depends in large part on our ability to identify fashion trends as well as to react to changing customer demand in a timely manner.   Consequently, we depend in part upon the customer response to the creative efforts of our merchandising, design and marketing teams and their ability to anticipate trends and fashions that will appeal to our consumer base. If we miscalculate our customers’ product preferences or the demand for our products, we may be faced with excess inventory. Historically, this type of occurrence has resulted in excess fabric for some products and markdowns and/or write-offs, which has impaired our profitability, and may do so in the future. Similarly, any failure on our part to anticipate, identify and respond effectively to changing customer demands and fashion trends will adversely affect our sales.

2.     If we are unable to obtain raw materials or unable to find manufacturing facilities or our manufacturers perform unacceptably, our sales may be negatively affected and our financial condition may be harmed.   We do not own any manufacturing facilities and therefore depend on contractors and third parties to manufacture our products. We place all of our orders for production of merchandise and raw materials by purchase order and do not have any long-term contracts with any manufacturer or supplier. If we fail to maintain favorable relationships with our manufacturers and suppliers or are unable to obtain sufficient quantities of quality raw materials on commercially reasonable terms, it could harm our business and results of operations. We cannot assure you that contractors and third-party manufacturers (1) will not supply similar products to our competitors, (2) will not stop supplying products to us completely or (3) will supply products in a timely manner. Untimely receipt of products may result in lower than anticipated sales and markdowns which would have a negative impact on earnings. Furthermore, we have received in the past, and may receive in the future, shipments of products from manufacturers that fail to conform to our quality control standards. In such event, unless we are able to obtain replacement products in a timely manner, we may lose sales. Certain of our third-party manufacturers store our raw materials. In the event our inventory was damaged or destroyed and we were unable to obtain replacement raw materials, our earnings could be negatively impacted.

3.     Our success depends on our ability to attract and retain key employees in order to support our existing businesses and future expansion.   From time to time we actively recruit qualified candidates to fill key executive positions from within our company. There is substantial competition for experienced personnel, which we expect will continue. We compete for experienced personnel with companies who have greater financial resources than we do. In the past, we have experienced significant turnover of our executive management team and retail store personnel. We are also exposed to employment practice litigation due to the large number of employees and high turnover of our sales associates. If we fail to attract, motivate and retain qualified personnel, it could harm our business and limit our ability to expand.

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

4.     If we are not able to successfully develop new concepts, including BEBE SPORT, our revenue base and earnings may be impaired.   From time to time, we may pursue new concepts. For example, we opened our first boutique accessory concept store in the first quarter of fiscal 2007. If the BEBE SPORT or other new concepts are not successful, our financial condition may be harmed.

5.     We cannot assure that future store openings will be successful and new store openings may impact existing stores.   We expect to open approximately 40 stores in fiscal 2008, of which approximately 25 to 27 will be bebe stores, approximately 8 to 10 will be BEBE SPORT stores and 3 to 5 will be 2b bebe outlet stores. In the past, we have closed stores as a result of poor performance, and we cannot assure that the stores that we plan to open in fiscal 2008, or any other stores that we might open in the future, will be successful or that our overall operating profit will increase as a result of opening these stores. During fiscal 2007 we closed 5 stores and during fiscal 2008, we anticipate closing up to 4 stores. Most of our new store openings in fiscal 2008 will be in existing markets. These openings may affect the existing stores’ net sales and profitability. Our failure to predict accurately the demographic or retail environment at any future store location could have a material adverse effect on our business, financial condition and results of operations.

Our ability to effectively obtain real estate to open new stores depends upon the availability of real estate that meets our criteria, including traffic, square footage, co-tenancies, average sales per square foot, lease economics, demographics, and other factors, and our ability to negotiate terms that meet our financial targets. In addition, we must be able to effectively renew our existing store leases. Failure to secure real estate locations adequate to meet annual targets as well as effectively managing the profitability of our existing fleet of stores could have a material adverse effect on our business, financial condition and results of operations.

6.     We are subject to risks associated with our online sales.   We operate an on-line store at www.bebe.com to sell our merchandise, which we migrated to a third-party platform in February 2006. Although our online sales encompass a relatively small percentage of our total sales, our on-line operations are subject to numerous risks, including unanticipated operating problems, reliance on third-party computer hardware and software providers, system failures and the need to invest in additional computer systems. The on-line operations also involve other risks that could have an impact on our results of operations including but not limited to diversion of sales from our other stores, rapid technological change, liability for online content, credit card fraud and risks related to the failure of the computer systems that operate the website and its related support systems. In addition, with the migration to a third-party, we no longer have direct control of certain aspects of our on-line business. We cannot assure that our on-line store will continue to achieve sales and profitability growth or even remain at its current level.

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

8.     We rely on information technology, the disruption of which could adversely impact our business.   We rely on various information systems to manage our operations and regularly make investments to upgrade, enhance or replace such systems. To support our growth we initiated a three year IS&T strategic plan and we are currently entering year three of this plan. If we fail to successfully implement the plan, our business could be adversely affected.

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

11.   Our business could be adversely impacted by unfavorable international political conditions.   Due to our international operations, our sales and operating results are, and will continue to be, affected by international social, political, legal and economic conditions. In particular, our business could be adversely impacted by instability or changes resulting in the disruption of trade with the countries in which our contractors, suppliers or customers are located, significant fluctuations in the value of the dollar against foreign currencies or restrictions on the transfer of funds, or additional trade restrictions imposed by the United States and other foreign governments. Trade restrictions, including increased tariffs or quotas, embargoes and customs restrictions could increase the cost or reduce the supply of merchandise available to us and adversely affect our financial condition and results of operations.

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

RISKS RELATING TO OUR COMMON STOCK:

1.     Our stock price may fluctuate because of the small number of shares that can be publicly traded and the low average daily trading volumes.   The vast majority of our outstanding shares of our common stock are subject to trading restrictions. As of July 7, 2007, of the approximately 93,000,000 shares of our common stock then outstanding, approximately 27,000,000 shares of our common stock were available to be publicly traded, and as a result, our average daily trading volumes are relatively low, and our stock price is vulnerable to market swings due to large purchases, sales and short sales of our common stock.

2.     Because Manny Mashouf beneficially owns a substantial portion of the outstanding shares, other shareholders may not be able to influence the direction the company takes.   As of September 4, 2007, Manny Mashouf, the Chairman of the Board, beneficially owned approximately 53% of the outstanding shares of our common stock. As a result, he can control the election of directors and the outcome of all issues submitted to the shareholders. This may make it more difficult for a third party to acquire shares, may discourage acquisition bids, and could limit the price that certain investors might be willing to pay for shares of common stock. This concentration of stock ownership may have the effect of delaying, deferring or preventing a change in control of our company.

3.     Our significant shareholders hold a substantial portion of our stock which may result in trading volatility or may adversely affect our common stock.   Ms. Neda Mashouf currently owns 18% of the outstanding shares of our common stock. As a result, any change in the ownership of a significant portion of these shares, including sales by Ms. Mashouf, may result in trading volatility in our common stock or may adversely affect our stock price.

4.     Our sales, margins and operating results are subject to seasonal and quarterly fluctuations.   Our business varies with general seasonal trends that are characteristic of the retail and apparel industries, such as the timing of seasonal wholesale shipments and other events affecting retail sales. As a result, our stores typically generate a higher percentage of our annual net sales and profitability in the second quarter of our fiscal year (which includes the holiday selling season) compared to other quarters.

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

5.     Failure to comply with Section 404 of the Sarbanes-Oxley Act of 2002 could negatively impact investor confidence.   In order to meet the requirements of the Sarbanes-Oxley Act of 2002 in future periods, we must continuously document, test, monitor and enhance our internal control over financial reporting. We cannot assure that the periodic evaluation of our internal controls required by Section 404 of the Sarbanes-Oxley Act will not result in the identification of significant control deficiencies and/or material weaknesses or that our auditors will be able to attest to the effectiveness of our internal control over financial reporting. Failure to maintain the effectiveness of our internal control over financial reporting or to comply with the requirements of this Act could have a material adverse effect on our reputation, financial condition and market price of our common stock.

ITEM 1B.       UNRESOLVED STAFF COMMENTS

None.

ITEM 2.                PROPERTIES

As of July 7, 2007, our 273 stores, all of which are leased, encompassed approximately 992,000 total square feet. The typical store lease is for a 10-year term and requires us to pay a base rent and a percentage rent if certain minimum sales levels are achieved. Many of the leases provide a lease termination option in certain specified years of the lease if certain minimum sales levels are not achieved. In addition, leases for locations typically require us to pay property taxes, utilities, repairs and common area maintenance fees.

Our main corporate headquarters are currently located in a facility in Brisbane, California. The Brisbane facility is approximately 35,000 square feet and houses administrative offices, planning operations and store support services. The lease expires in April 2014. We also lease a 144,000 square foot distribution center in Benicia, California. The lease expires in April 2013. In fiscal 2004, we acquired a 50,000 square foot design studio and production facility in Los Angeles, California that houses our design, merchandising and production activities.

ITEM 3.                LEGAL PROCEEDINGS

As of the date of this filing, we are involved in ongoing legal proceedings as described below.

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

A former employee sued us in a complaint filed July 27, 2006 in the Superior Court of California, San Mateo County (case No. CIV 456550) alleging a failure to pay all wages, failure to pay overtime wages, failure to pay minimum wages, failure to provide meal periods, violation of Labor Code §450, violation of Labor Code §2802 and California Code of Regulations §11040(9)(A), statutory wage violations (late payment of wages), unlawful business practices under Business and Professions Code §16720 and §17200, conversion of wages and violation of Civil Code §52.1. The plaintiff purports to bring the action also on behalf of current and former California bebe employees who are similarly situated. The lawsuit seeks compensatory, statutory, punitive, restitution and injunctive relief. Due to certain similarities in claims between this action and the one previously mentioned (Case No. C050177), the parties and the Court have postponed active litigation and discovery until such time as the previously mentioned case resolves the claims in common. Notwithstanding, the Court in this case has set a hearing in June, 2008 regarding whether class certification would be appropriate if, and to the extent, any claim(s) in this case remain(s) active at that time.

A customer sued us in a complaint filed December 14, 2006 in the Superior Court of Contra Costa County (case no. C06-02630) alleging that we utilized a certain type of preprinted credit card form in a return transaction in violation of California Civil Code §1747.08. The plaintiff purports to bring the action also on behalf of other customers who are similarly situated. The lawsuit seeks compensatory, statutory, and injunctive relief. The parties have begun discovery and a case management conference is set for later this month.

Three customers filed separate complaints alleging that we violated The Fair Credit Reporting Act (the “FCRA”). Two of such cases were filed January 10 and January 16, 2007 in the United States District Court for the Northern District of California (case nos. C07-0203 & C07-0255, respectively). In late April 2007, each of these two lawsuits were voluntarily dismissed, without prejudice, by their respective plaintiff. The third lawsuit, filed on February 9, 2007 in the Central District of California (case no. CV-07-0972) remains active. This latter lawsuit alleges that we violated the FCRA by printing on receipts more than the last five digits of the credit or debit card numbers and/or the expiration date. The plaintiff purports to bring the action also on behalf of other customers who are similarly situated and seeks statutory and punitive damages, attorney’s fees and injunctive relief.

We are also involved in various other legal proceedings arising in the normal course of business. We do not expect any of these matters nor the matters listed above, individually or in the aggregate, to have a material adverse effect on our business, financial condition or results of operations.

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

No matters were submitted to a vote of our shareholders during the fourth quarter of fiscal 2007.

PART II

ITEM 5.                MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The common stock trades on the Nasdaq National Market under the symbol “BEBE”. The following table sets forth the high and low sales of our common stock for the two years ended July 7, 2007, as reported by Nasdaq:

	High	Low
Fiscal 2006
First Quarter	$30.30	$15.47
Second Quarter	17.79	13.53
Third Quarter	20.47	13.02
Fourth Quarter	20.08	14.13
Fiscal 2007
First Quarter	$25.44	$14.34
Second Quarter	26.86	19.25
Third Quarter	19.98	16.63
Fourth Quarter	18.53	15.99

In November 2004 and April 2005, respectively, the Company declared 3-for-2 stock splits which became effective in, December 2004 and June 2005, respectively. All share and per share amounts included in this report have been adjusted for these stock splits.

As of August 31, 2007, the number of holders of record of our common stock was 75 and the number of beneficial holders of our common stock was approximately 22,000.

Declaration and payment of dividends is within the sole discretion of our Board of Directors, subject to limitations imposed by California law and compliance with our credit agreements, and will depend on our earnings, capital requirements, financial condition and such other factors as the Board of Directors deems relevant.

During fiscal 2007, we declared four quarterly dividends of $0.05 each per common share.

Stock Performance Graph

The graph below compares the percentage changes in our cumulative total shareholder return on our common stock for the five-year period ended July 7, 2007, with (i) the cumulative total return of the S & P 500 Index (“S & P 500”), the S & P Apparel, Accessories & Luxury Goods Index. The total shareholder return for our common stock assumes quarterly reinvestment of dividends.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among bebe stores, inc., The S&P 500 Index
And The S&P Apparel, Accessories & Luxury Goods Index

*                    $100 invested on 6/30/02 in stock or index-including reinvestment of dividends. Fiscal year ending June 30.

Copyright © 2007, Standard & Poor’s, a division of The McGraw-Hill Companies, Inc. All rights reserved. www.researchdatagroup.com/S&P.htm

ITEM 6.                SELECTED FINANCIAL DATA

Selected Financial and Operating Data

The following selected financial data is qualified by reference to, and should be read in conjunction with, our Consolidated Financial Statements and related Notes thereto and the other financial information appearing elsewhere in this report. These historical results are not necessarily indicative of results to be expected in the future. In November 2004 and April 2005, we declared 3-for-2 stock splits which became effective in December 2004 and June 2005, respectively. All share and per share amounts included herein have been adjusted for these stock splits.

	Fiscal Year Ended
	July 7,	July 1,	July 2,	June 30,	June 30,
	2007	2006	2005	2004	2003
	(Dollars in thousands, except per share data)
Operating Results:
Net sales	$670,912	$579,073	$509,527	$372,257	$323,549
Cost of sales, including production and occupancy	349,095	292,592	256,560	197,269	179,058
Gross margin	321,817	286,481	252,967	174,988	144,491
Selling, general and administrative expenses	216,560	181,986	151,087	122,278	115,851
Income from operations	105,257	104,495	101,880	52,710	28,640
Interest and other income, net	13,120	10,408	5,013	1,959	2,199
Income before income taxes	118,377	114,903	106,893	54,669	30,839
Provision for income taxes	41,099	41,096	40,561	20,899	11,560
Net income	$77,278	$73,807	$66,332	$33,770	$19,279
Basic income per share	$0.83	$0.81	$0.74	$0.39	$0.22
Diluted income per share	$0.81	$0.79	$0.71	$0.38	$0.22
Basic weighted average shares outstanding	92,810	91,373	89,591	87,334	86,549
Diluted weighted average shares outstanding	94,973	93,795	93,453	89,395	87,419
Statistics:
Number of stores:
Opened during period	36	31	21	20	20
Closed during the period	5	3	6	1	5
Open at end of period	273	242	214	199	180
Net sales per average store(1)	$2,417	$2,437	$2,347	$1,900	$1,770
Comparable store sales increase (decrease)(2)	2.9%	6.1%	25.7%	9.5%	(6.8)%

	As of
	July 7,	July 1,	July 2,	June 30,	June 30,
	2007	2006	2005	2004	2003
	(Dollars in thousands)
Balance Sheet Data:
Working capital	$403,612	$330,269	$275,717	$188,164	$149,840
Total assets	607,028	500,909	407,546	296,736	241,978
Long-term debt, including current portion	260	509	393	—	—
Shareholders’ equity	504,590	408,224	333,243	244,420	201,345

       (1) Based on the sum of average monthly sales for the period.

       (2) Comparable store sales are calculated by including the net sales of stores that have been open at least one year. Therefore, a store is included in the comparable store sales base beginning with its thirteenth month. Stores that have been expanded or remodeled by 15 percent or more or have been permanently relocated are excluded from the comparable store sales base. In addition, comparable store sales are calculated using a same day sales comparison. On-line and international licensee store sales are not included in the comparable store sales calculation.

ITEM 7.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Consolidated Financial Statements and related Notes thereto included elsewhere in this report. The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements, which involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under “Risks Factors” under Item 1A of this report.

Critical Accounting Policies

Management’s Discussion and Analysis of Financial Condition and Results of Operations are based upon our consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America.

The preparation of these financial statements requires the appropriate application of certain accounting policies, many of which require us to make estimates and assumptions about future events and their impact on amounts reported in our financial statements and related notes. Since future events and their impact cannot be determined with certainty, the actual results will inevitably differ from our estimates. Such differences could be material to the financial statements. We believe our application of accounting policies, and the estimates inherently required therein, are reasonable. These accounting policies and estimates are constantly reevaluated, and adjustments are made when facts and circumstances dictate a change. Our accounting policies are more fully described in Note 1 to our financial statements included in this report.

We have identified certain critical accounting policies, which are described below.

Revenue recognition.   We recognize revenue at the time the products are received by the customers in accordance with the provisions of Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements” as amended by SAB No. 104, “Revenue Recognition”. We recognize revenue for store sales at the point at which the customer receives and pays for the merchandise at the register. For on-line sales, we recognize revenue at the time the customer receives the product. We estimate and defer revenue and the related product costs for shipments that are in transit to the customer. Customers typically receive goods within one week of shipment. We reflect amounts related to shipping billed to customers in net sales and the related costs in cost of goods sold. Sales tax collected from customers on retail sales are recorded net of retail sales at the time of the transaction.

We record a reserve for estimated product returns based on historical return trends. If actual returns are greater than those projected, we may include additional sales returns in the future.

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

We carry gift certificates sold as a liability and recognize revenue when the gift certificate is redeemed. Similarly, customers may receive a store credit in exchange for returned goods. We carry store credits as a liability until redeemed. We recognize unredeemed store credits and gift certificates as revenue three and four years, respectively, after issuance.

We record royalty revenue from product licensees as earned.

We recognize wholesale licensee revenue from sale of product to international licensee operated bebe stores as earned, the stores are excluded from comparable store sales.

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

   Inventories.   We state inventories at the lower of weighted average cost or market. We determine market based on the estimated net realizable value, which is generally the merchandise selling price. To ensure that our raw material is properly valued we age the fabric inventory and record a reserve in accordance with our established policy, which is based on historical experience. To ensure our finished goods inventory is properly valued, we review the age and turnover of our inventory and record a reserve if the selling price is marked down below cost. These assumptions can have an impact on current and future operating results and financial position. We estimate shrinkage for the period between the last physical count and balance sheet date based on historic shrinkage trends.

Long-lived assets.   We review long-lived assets for impairment whenever events or changes in circumstances, such as store closures or poor performing stores, indicate that the carrying value of an asset may not be recoverable. If the undiscounted cash flows from the long-lived assets are less than the carrying value we record an impairment charge equal to the difference between the carrying value and the asset’s  estimated fair value. In addition, at the time a decision is made to close a store, we record an impairment charge, if appropriate, or accelerate depreciation over the revised useful life of the asset. Historically, our impairment charges have been immaterial. During fiscal 2007, we did not record a charge for the impairment of store assets. During fiscal 2006 and 2005, we recorded charges for the impairment of store assets of $73,000 and $112,000, respectively. We believe at this time that the long-lived assets’ carrying values and useful lives continue to be appropriate.

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

Self-Insurance.   We use a combination of insurance and self-insurance for employee related health care benefits. We record self-insurance liabilities based on claims filed and an estimate of those claims incurred but not reported. Any projection of losses concerning our liability is subject to a high degree of variability. Among the causes of this variability are unpredictable external factors affecting future inflation rates, changes in severity, benefit level changes, medical costs and claim settlement patterns. Should a different amount of claims occur compared to what was estimated or costs of the claims increase or decrease beyond what was anticipated, we may need to adjust reserves in the future.

Income Taxes.   We accrue liabilities for estimates of probable settlements of domestic and foreign tax audits. At any one time, many tax years may be subject to audit by various taxing jurisdictions. The results of these audits and negotiations with taxing authorities may affect the ultimate settlement of these issues. Our effective tax rate in a given financial statement period may be materially impacted by changes in the mix and level of earnings. We record a valuation allowance against our deferred tax assets arising from foreign tax credit carryforwards as the utilization of some of these credits is not assured.

Recent Accounting Pronouncements

In July 2006, the FASB issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109”. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are in the process of determining the impact that the adoption of FIN 48 will have on our financial position and results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and accordingly does not require any new fair value measurements. The provisions of SFAS No. 157 are to be applied prospectively as of the beginning of the fiscal year in which it is initially applied, with any transition adjustment recognized as a cumulative-effect adjustment to the opening balance of retained earnings. The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007. We are in the process of determining the impact that the adoption of SFAS No. 157 will have on our financial position and results of operations.

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

Results of Operations

Our fiscal year ends on the first Saturday after June 30. Fiscal 2007, 2006 and 2005 included 53, 52 and 52 weeks, respectively.

The following table sets forth certain financial data as a percentage of net sales for the periods indicated:

	Fiscal Year Ended
	July 7,	July 1,	July 2,
	2007	2006	2005
Statement of Operating Data:
Net sales	100.0%	100.0%	100.0%
Cost of sales, including production and occupancy(1)	52.0	50.5	50.4
Gross margin	48.0	49.5	49.6
Selling, general and administrative expenses(2)	32.3	31.4	29.6
Income from operations	15.7	18.1	20.0
Interest and other income, net	2.0	1.8	1.0
Income before income taxes	17.7	19.9	21.0
Provision for income taxes	6.1	7.1	8.0
Net income	11.6%	12.8%	13.0%

       (1) Cost of sales includes the cost of merchandise, occupancy costs and production costs.

       (2) Selling, general and administrative expenses primarily consist of non-occupancy store costs, corporate overhead and advertising costs.

Fiscal years Ended July 7, 2007 and July 1, 2006

Net Sales.   Net sales increased to $670.9 million during the year ended July 7, 2007 from $579.1 million in fiscal 2006, an increase of $91.8 million, or 15.9%. An increase in comparable store sales of 2.9% versus the prior year contributed $14.9 million to the increase in sales. The remaining increase in sales of $76.9 million was generated by stores not included in the comparable store sales base and year over year increases in on-line sales of $6.6 million, wholesale sales to international licensees of $3.9 million and one additional week in fiscal January 2007 which totaled $8.6 million. The increase in comparable store sales performance was largely due to customer acceptance of our product offering in the first two quarters of the fiscal year. Comparable store sales for the year exclude the additional week in fiscal January 2007. Net sales included a reduction of $1.8 million associated with the customer loyalty program in the current year compared to $2.4 million for the comparable period of the prior year.

Gross Margin.   Gross margin increased to $321.8 million for the year ended July 7, 2007 from $286.5 million in fiscal 2006, an increase of $35.3 million, or 12.3%. As a percentage of net sales, gross margin of 48.0% was lower than prior year at 49.5% primarily due to higher markdowns and unfavorable occupancy leverage, partially offset by higher initial markups.

Selling, General and Administrative Expenses.   Selling, general and administrative expenses, which primarily consist of non-occupancy store costs, corporate overhead and advertising costs, increased to $216.6 million during fiscal 2007 from $182.0 million in fiscal 2006, an increase of $34.6 million, or 19.0%. As a percentage of net sales, these expenses increased to 32.3% during fiscal 2007 from 31.4% in fiscal 2006. This increase as a percentage of net sales was primarily due to store compensation and depreciation.

Interest and Other Income, Net.   We generated $13.1 million of interest and other income, net of other expenses, during fiscal 2007 as compared to $10.4 million in fiscal 2006. The increase in interest and other income resulted from the continued increase of average cash and equivalents and marketable securities balances due to positive operating results and increased interest rates.

Provision for Income Taxes.   Our effective tax rate was 34.7% for fiscal 2007 as compared to 35.8% for fiscal 2006. The lower effective tax rate for 2007 was primarily attributable to an increase in tax exempt interest

Fiscal years Ended July 1, 2006 and July 2, 2005

Net Sales.   Net sales increased to $579.1 million during the year ended July 1, 2006 from $509.5 million in fiscal 2005, an increase of $69.6 million, or 13.7%. An increase in comparable store sales of 6.1% versus the prior year contributed $27.3 million to the increase in sales. The remaining increase in sales of $42.3 million was generated by stores not included in the comparable store sales base and year over year increases in on-line sales and wholesale sales to international licensees. The increase in comparable store sales performance was largely due to customer acceptance of  our product offering. Net sales include a reduction of $2.4 million associated with the customer loyalty program in the current year compared to $0 for the comparable period of the prior year. The Loyalty Program started in August 2005.

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

Selling, General and Administrative Expenses.   Selling, general and administrative expenses, which primarily consist of non-occupancy store costs, corporate overhead and advertising costs, increased to $182.0 million during fiscal 2006 from $151.1 million in fiscal 2005, an increase of $30.9 million, or 20.5%. As a percentage of net sales, these expenses increased to 31.4% during fiscal 2006 from 29.6% in fiscal 2005. This increase as a percentage of net sales was primarily due to stock based compensation and a negotiated legal settlement, together representing 1.7% of sales, as well as increased advertising expenses offset by lower compensation and variable expenses.

Interest and Other Income, Net.   We generated $10.4 million of interest and other income, net of other expenses, during fiscal 2006 as compared to $5.0 million in fiscal 2005. The increase in interest and other income resulted from the continued increase of average cash and equivalents and marketable securities balances due to positive operating results and increased interest rates.

Provision for Income Taxes.   Our effective tax rate was 35.8% for fiscal 2006 as compared to 38.0% for fiscal 2005. The lower effective tax rate for 2006 was primarily attributable to an increase in tax exempt interest.

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

Liquidity and Capital Resources

Our working capital requirements vary widely throughout the year and generally peak in the first and second fiscal quarters. At July 7, 2007, we had approximately $392.7 million of cash and equivalents and short-term marketable securities on hand. In addition, we had a revolving line of credit, under which we could borrow or issue letters of credit up to a combined total of $25.0 million, which expires March 31, 2009. As of July 7, 2007, there were no cash borrowings outstanding,and there were $0.9 million of letters of credit outstanding.

Net cash provided by operating activities in fiscal 2007, 2006 and 2005 was $100.5 million, $92.6 million and $91.7 million, respectively. The increase of $7.9 million for fiscal 2007 over fiscal 2006 was primarily due to increases in net earnings of $3.5 million, non-cash compensation expense of $1.6 million, depreciation and amortization expense of $4.1 million and deferred rent of $3.6 million, offset by changes in working capital of $5.0 million.

Net cash used by investing activities was $80.1 million, $76.1 million and $98.7 million in fiscal 2007, 2006 and 2005, respectively. The increase in cash used by investing activities in 2007 was primarily a result of an increase in the purchase of property, plant and equipment of $11.8 million, offset by a decrease in net purchases of marketable securities of $7.5 million and proceeds from sales of equipment of .3 million.

Capital expenditures of $43.5 million in 2007 comprise $26.4 million related to the opening of new stores, $10.6 million related to the relocation and expansion of existing stores, $2.5 million related to investments in management information systems and $4 million on other projects. Capital expenditures of $31.4 million in 2006 comprise $19.0 million related to the opening of new stores, $6.8 million related to the relocation and expansion of existing stores and $5.6 million related to investments in management information systems, improvements to our facilities and other projects.

We opened 36, 31 and 21 new stores in fiscal 2007, 2006 and 2005, respectively, and we expect to open 40 stores in fiscal 2008. In fiscal year 2008, we expect capital expenditures of approximately $26.3 million for new stores and relocation and expansion of existing stores and approximately $18.7 million for investments in information systems and other capital expenditures.

During fiscal 2007, the average bebe and BEBE SPORT new store construction costs before tenant allowances were $682,000, and the average gross inventory investment per store was $91,000.

Net cash provided by financing activities was $1.4 million in fiscal 2007 compared to net cash used by financing activities of $5.1 million in fiscal 2006. In fiscal 2007, the proceeds from stock options exercised and the related tax benefits exceeded the payment of dividends. Net cash used by financing activities of $5.1 million in fiscal 2006 compared to net cash provided by financing activities of $7.5 million in fiscal 2005. In fiscal 2006, the payment of dividends exceeded the proceeds from stock options exercised and the related tax benefits.

We believe that our cash on hand, together with our cash flow from operations, will be sufficient to meet our capital and operating requirements through fiscal 2008. Our future capital requirements, however, will depend on numerous factors, including without limitation, the size and number of new and expanded stores, investment costs for management information systems, potential acquisitions and/or joint ventures, repurchase of stock and future results of operations.

On September 13, 2007, we entered into an agreement with our former Vice Chairperson, Neda Mashouf, to repurchase 5 million shares of our common stock beneficially owned by Ms. Mashouf at a price per share of $13.39, an aggregate purchase price of $66,950,000. We expect the transaction to close prior to September 21, 2007.

Summary Disclosures about Contractual Obligations and Commercial Commitments:

The following tables summarize our significant contractual obligations and commercial commitments as of July 7, 2007 (in thousands):

	Amount of commitment expiration period
	Total	Less than 1 year	1-3 years	4 - 5 years	After 5 years
OTHER COMMERCIAL COMMITMENTS
Operating leases	$446,672	$58,103	$110,910	$93,770	$183,889
Capital leases	266	228	38	—	—
Trade letters of credit	937	937	—	—	—
Unconditional purchase obligations(1)	76,060	76,060
Total Contractual Obligations and Commercial Commitments	$523,935	$135,328	$110,948	$93,770	$183,889

       (1) Unconditional purchase obligations are defined as agreements to purchase goods or services that are enforceable and legally binding on us and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Included in the purchase obligations category above are commitments for inventory purchases, capital expenditures, information technology and professional services. Most arrangements are cancelable without a significant penalty and with short notice, usually 30 to 90 days. We excluded amounts reflected on the consolidated balance sheet as accounts payable and accrued liabilities from the table above.

As of July 7, 2007, there were no cash borrowings outstanding, and there were $0.9 million of letters of credit outstanding under the line of credit.

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

The following table lists our cash equivalents and short-term marketable securities at July 7, 2007:

	Book Value	Fair Value
	(Dollars in thousands)
Cash equivalents	$40,846	$40,846
Weighted average interest rate	3.52%
Short-term marketable securities	$327,100	$327,100
Weighted average interest rate	3.91%
Total	$367,946	$367,946

The interest payable on our bank line of credit is based on variable interest rates and therefore affected by changes in market interest rates. If interest rates rose significantly, our results from operations and cash flows would not be affected since we have no outstanding borrowings.

Foreign Currency Risks.

We enter into a significant amount of purchase obligations outside of the United States, substantially all of which are negotiated and settled in U.S. Dollars. Fluctuations in exchange rates can impact our financial condition and results of operations. We also operate a subsidiary for which the functional currency is the Canadian dollar. In accordance with SFAS No. 52, “Foreign Currency Translation,” assets and liabilities of Canada’s operations are translated into U.S. dollars at year-end rates, while income and expenses are translated at the weighted average exchange rates for the year. The related translation adjustments are recorded in accumulated other comprehensive income as a separate component of shareholder’s equity. We do not hedge against foreign currency risks and believe that foreign currency exchange risk is immaterial.

ITEM 8.              FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Information with respect to this item is set forth in “Index to Consolidated Financial Statements.”

ITEM 9.              CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.      CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (“the Exchange Act”). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at the reasonable level of assurance to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and accumulated and communicated to our management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely discussions regarding required disclosure.

Internal Control over Financial Reporting

Management’s report on our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) in the Exchange Act), and the related report of our independent registered public accounting firm, are included on pages F-2 and F-3 of this Annual Report on Form 10-K, under the headings, “Management’s Annual Report on Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm”, and are incorporated herein by reference.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15(f) or 15d-15(f) that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

On September 10, 2007, the Compensation and Management Development Committee (the “Compensation Committee”) of the Board of Directors of the Company met and adjusted the base salaries of the Company’s Named Executive Officers. The fiscal 2008 salaries for the Named Executive Officers are set forth in the table below.

Fiscal 2008
Named	Base
Executive Officer	Salary
1. Manny Mashouf	$120,000
2. Gregory Scott	$600,000
3. Barbara Wambach	$391,500
4. Walter Parks	$387,600
5. Susan Powers	$350,000
6. Larry Smith	$249,812

Base salaries may be adjusted from time to time as determined by the Compensation Committee.

On September 10, 2007, the Compensation Committee approved a fiscal 2008 cash incentive plan. The cash incentive plan has multiple performance criteria for an individual award, including (1) individual management bonus objectives (MBOs) such as, total corporate or divisional sales, comparable sales, operating profit, gross margin, inventory shrink and (2) an additional performance target for divisional income and/or corporate net income. Any bonus award under the cash incentive plan for any participant is dependent on the participant’s individual MBOs being achieved, and that if all MBOs are achieved for an individual officer, a percentage of the total award is payable depending on the officer’s position, with the remaining percentage of the individual’s potential total award payable if the divisional income and/or corporate net income target is also achieved. The size of the corporate net income and/or divisional income target bonus awards will vary within a specified range depending on the actual level of performance achieved. Participants included the named executive officers as well as other management and key employees. The plan is administered by the Compensation Committee.

The Compensation Committee also approved a fiscal 2008 performance based restricted stock incentive plan. The restricted stock units (RSUs) incentive award for any individual is to be granted upon the successful achievement of specified performance criteria for fiscal 2008 approved by the Compensation Committee, such as corporate net income, total corporate sales, divisional comparable sales and comparable sales gross margin dollars. The RSUs will be awarded, if at all, by the Compensation Committee on determination of achievement of the performance targets for fiscal 2008. The RSU opportunity for each officer is a range depending on performance achieved in fiscal 2008 for the applicable factors. The vesting of any RSUs awarded upon achievement of the fiscal 2008 performance targets is over two years from the grant date, and vesting 50% per year on the anniversary of the grant date.

PART III

ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding our executive officers required by Item 401 of Regulation S-K is included under Item 1 of Part I of this report under the caption “Executive Officers and Directors of the Registrant” and incorporated herein by reference.

Information with respect to our directors required by Item 401 of Regulation S-K is incorporated by reference from the section under the caption of “Proposal No. 1 Election of Directors” in our definitive Proxy Statement to be filed with the SEC not later than 120 days after the end of our fiscal year.

Information with respect to compliance with Section 16(a) of the Exchange Act required by Item 405 of Regulation S-K is incorporated be reference from the section under the caption “Section 16(A) Beneficial Ownership Reporting Compliance” in our definitive Proxy Statement to be filed with the SEC not later than 120 days after the end of our fiscal year.

Information with respect to our code of ethics required by Item 406 of Regulation S-K is incorporated be reference from the section under the caption “Committee Charters and Other Corporate Governance Materials” in our definitive Proxy Statement to be filed with the SEC not later than 120 days after the end of our fiscal year.

ITEM 11.       EXECUTIVE COMPENSATION

Information with respect to executive compensation required by Item 401 of Regulation S-K incorporated by reference from the section under the caption of “Executive Compensation and Other Matters” in our definitive Proxy Statement to be filed with the SEC not later than 120 days after the end of our fiscal year.

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information with respect to security ownership of beneficial owners and related stockholder matters required by Item 201(d) and Item 403 of Regulation S-K is incorporated by reference from the section under the captions “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management” in our definitive Proxy Statement to be filed with the SEC not later than 120 days after the end of our fiscal year.

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information with respect to certain relationships and related transactions required by Item 404 of Regulation S-K is incorporated by reference from the section under the caption “Certain Relationships and Related Transactions” in our definitive Proxy Statement to be filed with the SEC not later than 120 days after the end of our fiscal year.

ITEM 14.       PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information with required by Item 9(e) of Schedule 14A is incorporated by reference from the section under the caption “Ratification and Appointment of Independent Auditors” in our definitive Proxy Statement to be filed with the SEC not later than 120 days after the end of our fiscal year.

PART IV

ITEM 15.         EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)
	1.	The financial statements listed in the “Index to Consolidated Financial Statements” at page F-1 are filed as a part of this report.
	2.	Financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.
	3.	Exhibits included or incorporated herein: See Index to Exhibits.
(b)		Exhibits

EXHIBIT NUMBER	DESCRIPTION OF DOCUMENT
3.1(h)	Amended and Restated Articles of Incorporation of Registrant.
3.2(f)	Amended and Restated Bylaws of Registrant.
4.1(a)	Specimen certificate representing the Common Stock (in standard printer form, not provided).
10.1(i)(*)	1997 Stock Plan.
10.2(a)(*)	1998 Stock Purchase Plan.
10.3(a)(*)	Form of Indemnification Agreement.
10.6(b)

Standard Industrial/Commercial-Tenant Lease-Net dated November 30, 1998 between Registrant and Far Western Land and Investment Company, Inc., (lease for additional building to house administrative departments in Brisbane, California).

10.8(c)	Form of Retail Store License Agreement between Registrant and [company].
10.9(d)	Amendment No. 1 to Lease Agreement (amendment to Standard Industrial/Commercial-Tenant Lease-Net dated November 30, 1998 between Registrant and Far Western Land and Investment Company, Inc.)
10.10(e)	Lease Agreement dated October 24, 2000, as amended, between Registrant and Lincoln PO Benicia Limited Partnership.
10.11(e)	Lease Agreement dated November 3, 2000, as amended, between Registrant and Stanley Hirsh and Anita Hirsh as trustees, D/B/A Mercantile Center.
10.12(e)	Form of Restricted Stock Units Agreement.
10.17(f)	Standard Offer, Agreement and Escrow Instructions for Purchase of Real Estate dated January 20, 2004 by and among bebe stores, inc. and 10345 Olympic LLC.
10.18(g)	Business Loan Agreement dated March 28, 2003, as amended, between Registrant and Bank of America N.A.
10.19(h)(*)	Management Bonus Plan
10.20(j)	Third Amendment to Business Loan Agreement between Registrant and Bank of America N.A.
10.21(k)(*)	bebe stores, inc. Form of Stock Option Agreement
10.22(l)(*)	bebe stores, inc. Form of Restricted Stock Unit Agreement
10.23(*)	Employee Transition Agreement with Thomas B. Curtis

10.24(*)	Compensation Agreement with Erin Stern
10.25(*)	Compensation Agreement with Susan Peterson
21.1	Subsidiaries of Registrant.
23.1	Consent of Independent Registered Public Accounting Firm.
24.1	Power of Attorney (see signature page).
31.1	Section 302 Certification of Chief Executive Officer.
31.2	Section 302 Certification of Chief Financial Officer.
32.1	Section 906 Certification of Chief Executive Officer.
32.2	Section 906 Certification of Chief Financial Officer.

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

       (h) Incorporated by reference from exhibit of the same number in Registrant’s Annual Report on Form 10-K filed on September 14, 2005

          (i) Incorporated by reference from exhibit 99.2 to Registrant’s Current Report on Form 8-K filed on November 23, 2005.

           (j) Incorporated by reference from exhibit 99.1 to Registrant’s Current Report on Form 8-K filed on November 23, 2005.

       (k) Incorporated by reference from exhibit 99.3 to Registrant’s Current Report on Form 8-K filed on November 23, 2005.

          (l) Incorporated by reference from exhibit 99.4 to Registrant’s Current Report on Form 8-K filed on November 23, 2005.

       (*) Indicates management contracts or compensatory plans or arrangements required to be filed as exhibits to this report on Form 10-K.

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Brisbane, State of California, on the 14th day of September 2007.

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

Pursuant to the requirements of the Exchange Act, this Annual Report on Form 10-K has been signed by the following persons in the capacities and on the dates indicated:

Name	Title	Date
/s/ GREGORY SCOTT	Chief Executive Officer (Principal	September 14, 2007
Gregory Scott	Executive Officer) and Director
/s/ WALTER PARKS	Chief Operating Officer and Chief Financial Officer	September 14, 2007
Walter Parks	(Principal Financial Officer)
/s/ MANNY MASHOUF	Chairman of the Board	September 14, 2007
Manny Mashouf
/s/ BARBARA BASS	Director	September 14, 2007
Barbara Bass
/s/ CYNTHIA COHEN	Director	September 14, 2007
Cynthia Cohen
/s/ CORRADO FEDERICO	Director	September 14, 2007
Corrado Federico
/s/ CADEN WANG	Director	September 14, 2007
Caden Wang

bebe stores, inc.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JULY 7, 2007, JULY 1, 2006, AND JULY 2, 2005:

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of bebe stores, inc. is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. With the participation of the Chief Executive Officer and the Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of July 7, 2007.

bebe stores, inc.’s independent auditor, Deloitte & Touche LLP, an independent registered public accounting firm, has issued an audit report on our internal control over financial reporting. This audit report appears on page F-3 of this annual report on Form 10-K.

September 14, 2007
/s/ GREGORY SCOTT
Gregory Scott
Chief Executive Officer and Director
(Principal Executive Officer)
/s/ WALTER PARKS
Walter Parks
Chief Operating Officer and Chief Financial Officer
(Principal Financial Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
bebe stores, inc.:

We have audited the accompanying consolidated balance sheets of bebe stores, inc. and subsidiaries (the “Company”) as of July 7, 2007 and July 1, 2006, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three fiscal years in the period ended July 7, 2007. We also have audited the Company’s internal control over financial reporting as of July 7, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Annual Report on Internal Control Over Financial Reporting.”  Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of bebe stores, inc. and subsidiaries as of July 7, 2007 and July 1, 2006, and the results of their operations and their cash flows for each of the three fiscal years in the period ended July 7, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of July 7, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

As discussed in Note 1 to the Consolidated Financial Statements, on July 3, 2005, the Company changed its method of accounting for share-based payment arrangements to conform to Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment.”

/s/ DELOITTE & TOUCHE LLP
San Francisco, California
September 14, 2007

bebe stores, inc.
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share data)

	As of
	July 7,	July 1,
	2007	2006
Assets:
Current assets:
Cash and equivalents	$65,603	$38,656
Short-term marketable securities	327,100	289,015
Receivables (net of allowance of $1,094 and $897)	6,720	5,682
Inventories, net	44,064	42,151
Deferred income taxes, net	9,068	6,779
Prepaid and other	13,314	7,023
Total current assets	465,869	389,306
Property and equipment, net	116,595	95,022
Deferred income taxes, net	20,330	13,243
Other assets	4,234	3,338
Total assets	$607,028	$500,909
Liabilities and Shareholders’ Equity:
Current liabilities:
Accounts payable	$28,052	$22,947
Accrued liabilities	33,982	35,841
Current portion of capital leases	223	249
Total current liabilities	62,257	59,037
Long term portion of capital leases	38	260
Deferred rent and other lease incentives	40,143	33,388
Total liabilities	102,438	92,685
Commitments and contingencies (Notes 3 and 4)
Shareholders’ equity:
Preferred stock-authorized 1,000,000 shares at $0.001 par value per share; no shares issued and outstanding	—	—
Common stock-authorized 135,000,000 shares at $0.001 par value per share; issued and outstanding 93,543,604 and 91,744,090 shares	94	92
Additional paid-in capital	126,744	95,768
Accumulated other comprehensive income	9,139	2,418
Retained earnings	368,613	309,946
Total shareholders’ equity	504,590	408,224
Total liabilities and shareholders’ equity	$607,028	$500,909

See accompanying notes to consolidated financial statements.

bebe stores, inc.
CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except per share data)

	Fiscal Year Ended
	July 7,	July 1,	July 2,
	2007	2006	2005
Net sales	$670,912	$579,073	$509,527
Cost of sales, including production and occupancy	349,095	292,592	256,560
Gross margin	321,817	286,481	252,967
Selling, general and administrative expenses	216,560	181,986	151,087
Income from operations	105,257	104,495	101,880
Interest and other income, net	13,120	10,408	5,013
Income before income taxes	118,377	114,903	106,893
Provision for income taxes	41,099	41,096	40,561
Net income	$77,278	$73,807	$66,332
Basic income per share	$0.83	$0.81	$0.74
Diluted income per share	$0.81	$0.79	$0.71
Basic weighted average shares outstanding	92,810	91,373	89,591
Diluted weighted average shares outstanding	94,973	93,795	93,453

See accompanying notes to consolidated financial statements.

bebe stores, inc.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Amounts in thousands)

	Common Stock		Additional		Accumulated Other
	Number of Shares	Amount	Paid-in Capital	Deferred Compensation	Comprehensive Income	Retained Earnings	Total	Comprehensive Income
Balances as of June 30, 2004	88,226	$88	$49,095	$(36)	$296	$194,977	$244,420
Net income	—	—	—	—	—	66,332	66,332	$66,332
Foreign currency translation	—	—	—	—	675	—	675	675
Total comprehensive income								$67,007
Deferred compensation	—	—	100	(100)	—	—	—
Amortization of deferred compensation	—	—	—	101	—	—	101
Common stock issued under stock plans including tax benefit	2,902	3	31,331	—	—	—	31,334
Cash dividends declared	—	—	—	—	—	(9,619)	(9,619)
Balances as of July 2, 2005	91,128	91	80,526	(35)	971	251,690	333,243
Net income	—	—	—	—	—	73,807	73,807	$73,807
Foreign currency translation	—	—	—	—	1,447	—	1,447	1,447
Total comprehensive income								$75,284
Deferred compensation	—	—	(35)	35	—	—	—
Stock based compensation	—	—	9,199	—	—	—	9,199
Common stock issued under stock plans including tax benefit	616	1	6,079	—	—	—	6,080
Cash dividends declared	—	—	—	—	—	(15,551)	(15,551)
Balances as of July 1, 2006	91,744	92	95,768	—	2,418	309,946	408,224
Net income	—	—	—	—	—	77,278	77,278	$77,278
Foreign currency translation	—	—	—	—	6,721	—	6,721	6,721
Total comprehensive income								$83,999
Stock based compensation	—	—	10,818	—	—	—	10,818
Common stock issued under stock plans including tax benefit	1,800	2	20,158	—	—	—	20,160
Cash dividends declared	—	—	—	—	—	(18,611)	(18,611)
Balances as of July 7, 2007	93,544	$94	$126,744	$—	$9,139	$368,613	$504,590

See accompanying notes to consolidated financial statements

bebe stores, inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Fiscal Year Ended
	July 7,	July 1,	July 2,
	2007	2006	2005
Cash flows from operating activities:
Net income	$77,278	$73,807	$66,332
Adjustments to reconcile net income to cash provided by operating activities:
Non-cash compensation expense	10,818	9,198	703
Depreciation and amortization	19,752	15,686	13,799
Net loss on disposal of property	250	104	445
Deferred income taxes	(7,018)	(9,360)	(4,033)
Deferred rent	6,680	3,125	7,615
Changes in operating assets and liabilities:
Receivables	(1,340)	1,469	(3,581)
Inventories	(1,831)	(10,248)	(6,204)
Prepaid expenses and other assets	(9,632)	(379)	(5,151)
Accounts payable	5,507	2,254	5,369
Accrued liabilities	7	6,894	16,422
Net cash provided by operating activities	100,471	92,550	91,716
Cash flows from investing activities:
Purchase of property and equipment	(43,243)	(31,361)	(23,300)
Proceeds from sales of equipment	1	276	—
Purchase of marketable securities	(371,970)	(414,229)	(330,168)
Proceeds from sales and maturities of marketable securities	334,220	369,228	254,752
Net cash used by investing activities	(80,992)	(76,086)	(98,716)
Cash flows from financing activities:
Proceeds from stock options exercised	11,036	3,873	17,266
Excess of tax benefit on stock options exercised	9,124	2,206	—
Cash dividends paid	(18,527)	(10,963)	(9,619)
Other	(248)	(259)	(161)
Net cash (used) / provided by financing activities	1,385	(5,143)	7,486
Net increase in cash and equivalents	20,864	11,321	486
Effect of exchange rate changes on cash	6,083	263	531
Cash and equivalents:
Beginning of year	38,656	27,072	26,055
End of year	$65,603	$38,656	$27,072
Supplemental information:
Cash paid for interest	$12	$16	$15
Cash paid for income taxes	$50,015	$48,670	$31,875

See accompanying notes to consolidated financial statements.

bebe stores, inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Summary of Significant Accounting Policies

Nature of the business—bebe stores, inc. (the “Company”) designs, develops and produces a distinctive line of contemporary women’s apparel and accessories, which it markets under the bebe, COLLECTION bebe, BEBE SPORT, bbsp and bebe O brand names. As of July 7, 2007, the Company operates 273 specialty retail stores located in 34 states, the District of Columbia, Puerto Rico, the U.S. Virgin Islands and Canada. In addition, the Company operated 14 licensed stores internationally and an on-line store at www.bebe.com.

The Company has one reportable segment and has three brands with product lines of a similar nature. Revenues of the Company’s international wholesale licensee retail operations represented approximately one percent of total revenues for fiscal year 2007.

Basis of financial statement presentation—The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America (GAAP).

Stock splits—In November 2004 and April 2005, the Company declared 3-for-2 stock splits which became effective in December 2004 and June 2005, respectively. All share and per share amounts included herein have been adjusted to reflect these stock splits.

Consolidation—The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany transactions and balances have been eliminated.

Fiscal year—The Company’s fiscal year ends on the first Saturday after June 30. Fiscal years 2007, 2006 and 2005 have 53, 52 and 52 weeks, respectively.

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

Foreign currency adjustments—The Company enters into a significant amount of purchase obligations outside of the United States, substantially all of which are negotiated and settled in U.S. Dollars. The Company also operates a subsidiary for which the functional currency is the Canadian dollar. In accordance with SFAS No. 52, “Foreign Currency Translation,” assets and liabilities of Canada’s operations are translated into U.S. dollars at year-end rates, while income and expenses are translated at the weighted average exchange rates for the year. The related translation adjustments are recorded in accumulated other comprehensive income as a separate component of shareholder’s equity.

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

Allowance for Doubtful Accounts

The changes in the allowance for doubtful accounts are summarized below (in thousands):

	Fiscal Year Ended
	July 7,	July 1,	July 2,
	2007	2006	2005
Balance at beginning of year	$897	$843	$632
Charged to cost and expense	711	928	848
Write offs	(514)	(874)	(637)
Balance at end of year	$1,094	$897	$843

Property and equipment, net are stated at cost. Depreciation and amortization on property and equipment is computed using the straight-line method over the following estimated useful lives.

Description	Term
Buildings	39.5 years
Leasehold improvements	10 years or term of lease, whichever is shorter
Furniture, fixtures, equipment and vehicles	5
Computer hardware and software	3

Impairment of long-lived assets—The Company regularly reviews the carrying value of its long-lived assets. Whenever events or changes in circumstances indicate that the carrying amount of its assets might not be recoverable, the Company, using its best estimates based on reasonable and supportable assumptions and projections, has reviewed for impairment the carrying value of long-lived assets. Based on the review of certain underperforming stores, the Company did not record an impairment charge in 2007 and recorded impairment charges of $73,000 and $112,000 in 2006 and 2005, respectively.

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

Revenue recognition—The Company recognizes revenue at the time the products are received by the customers in accordance with the provisions of Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements” as amended by SAB No. 104, “Revenue Recognition”. Revenue is recognized for store sales at the point at which the customer receives and pays for the merchandise at the register. For on-line sales, revenue is recognized at the time the customer receives the product. We estimate, and defer, revenue and the related product costs for shipments that are in transit to the customer. Customers typically receive goods within a few days of shipment. Amounts related to shipping billed to customers are reflected in net sales and the related costs are reflected in cost of goods sold. Sales tax collected from customers on retail sales are recorded net of retail sales at the time of the transaction.

The Company records a reserve for estimated product returns based on historical return trends. If actual returns are greater than those projected, additional sales returns may be recorded in the future. The changes in the returns reserve are summarized below (in thousands):

	Fiscal Year Ended
	July 7,	July 1,	July 2,
	2007	2006	2005
Balance at beginning of year	$983	$982	$572
Charged to cost and expense	18,304	16,766	15,650
Returns	(18,267)	(16,765)	(15,240)
Balance at end of year	$1,020	$983	$982

Discounts offered to customers consist primarily of point of sale markdowns and are recorded at the time of the related sale as a reduction of revenue.

The value of points and rewards earned by our loyalty program members are recorded as a liability and a reduction of revenue at the time the points and rewards are earned based on historical conversion and redemption rates. The associated revenue is recognized when the rewards are redeemed or expire.

Gift certificates sold are carried as a liability and revenue is recognized when the gift certificate is redeemed. Similarly, customers may receive a store credit in exchange for returned goods. Store credits are carried as a liability until redeemed. Unredeemed store credits and gift certificates are recognized as revenue three and four years, respectively, after issuance.

Royalty revenue from product licensees is recorded as earned.

Wholesale revenue from the sale of product to international licensee operated bebe stores is recognized at the time the licensee receives the shipment.

Store preopening costs—associated with the opening or remodeling of stores, such as preopening rent and payroll, are expensed as incurred.

bebe stores, inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1.   Summary of Significant Accounting Policies (Continued)

Apparel and accessory design activities—are expensed as incurred.

Advertising costs—are charged to expense when the advertising takes place. Advertising costs were $27.8 million, $23.9 million and $17.0 million, respectively, during fiscal 2007, 2006 and 2005.

Income taxes—are accounted for using an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. In estimating future tax consequences, all expected future events then known to management are considered other than changes in the tax law or rates.

Stock based compensation—Prior to July 3, 2005, the Company accounted for stock-based awards granted to employees and non-employee directors under our equity incentive plan, which is described more fully in Note 9, in accordance with the measurement and recognition provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, Financial Accounting Standards Board (“FASB”) Statement No. 123 “Accounting for Stock-Based Compensation,” and complied with the disclosure provisions of FASB Statement No. 148, “Accounting for Stock-Based Compensation Transition and Disclosure, an Amendment of FASB Statement No. 123.”

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

Had stock-based employee compensation expense been determined based upon the fair values at the grant dates for awards under the Company’s stock plan in accordance with FASB Statement No. 123(R) in fiscal year 2005, the Company’s pro forma net earnings, basic and diluted earnings per common share would have been as follows:

Fiscal Year Ended
July 2, 2005
(Dollars in thousands, except per share amounts)
As reported	$66,332
Add: Stock-based employee compensation expense included in reported net income, net of income tax	412
Deduct: Stock based employee compensation determined under the fair value method, net of income tax	(7,049)
Pro forma	$59,695
Basic EPS, as reported	$0.74
Basic EPS, pro forma	$0.67
Diluted EPS, as reported	$0.71
Diluted EPS, pro forma	$0.64

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

The following is a reconciliation of the number of shares used in the basic and diluted earnings per share computations:

	Fiscal Year Ended
	July 7,	July 1,	July 2,
	2007	2006	2005
	(in thousands)
Basic weighted average number of shares outstanding	92,810	91,373	89,591
Incremental shares from assumed issuance of stock options	2,163	2,422	3,862
Diluted weighted average number of shares outstanding	94,973	93,795	93,453

The number of incremental shares from the assumed issuance of stock options is calculated by applying the treasury stock method.

Excluded from the computation of the number of diluted weighted average shares outstanding were antidilutive options of 1.7 million, 1.3 million and 0.3 million for the fiscal years ended July 7, 2007, July 1, 2006, and July 2, 2005, respectively.

Comprehensive income—consists of net income and other comprehensive income (income, expenses, gains and losses that bypass the income statement and are reported directly as a separate component of equity). The Company’s comprehensive income equals net income plus foreign currency translation adjustments for all periods presented. Such components of comprehensive income are shown in the Consolidated Statements of Shareholders’ Equity.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115”. SFAS No. 159 permits entities to choose to measure eligible items at fair value at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently in the process of assessing the impact the adoption of SFAS No. 159 will have on its financial position and results of operations.

2.   Inventories

The Company’s inventories consist of:

	As of
	July 7,	July 1,
	2007	2006
	(Dollars in thousands)
Raw materials	$7,136	$10,417
Merchandise available for sale	36,928	31,734
Inventories	$44,064	$42,151

3.   Credit Facilities

The Company has an unsecured commercial line of credit agreement with a bank, which provides for borrowings and issuance of letters of credit of up to $25.0 million and expires on March 31, 2009. The outstanding balance bears interest at either the bank’s reference rate (which was 8.25% as of July 7, 2007 and July 1, 2006) or the LIBOR rate plus 1.75 percentage points. As of July 7, 2007 and July 1, 2006, there were no outstanding cash borrowings, and there was $0.9 million and $3.3 million, respectively, of letters of credit outstanding.

This credit facility requires the Company to comply with certain financial covenants, including amounts for minimum tangible net worth, unencumbered liquid assets and profitability, and certain restrictions on making loans and investments.

4.   Lease Obligations

The Company leases its retail store locations, corporate headquarters and distribution center, and accounts for these leases as operating leases. The Company recognizes rent expense on a straight-line basis over the term of the lease, taking into account, when applicable, lessor incentives for tenant improvements, periods where no rent payment is required and escalations in rent payments over the term of the lease. Deferred rent is recognized for the difference between the rent expense recognized on a straight-line basis and the payments made per the terms of the lease. Store leases typically provide for payment by the Company of certain operating expenses, real estate taxes and additional rent based on a percentage of net sales if a specified net sales target is exceeded. In addition, certain leases have escalation clauses and provide for terms of renewal and/or early termination based on the net sales volumes achieved.

bebe stores, inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.   Lease Obligations (Continued)

Rent expense under operating leases for the fiscal years ended July 7, 2007, July 1, 2006, and July 2, 2005 was $75.7 million, $61.0 million and $56.8 million, respectively. Rent expense included percentage rent and other lease-required expenses for fiscal years 2007, 2006 and 2005 of $27.6 million, $22.3 million and $18.7 million, respectively.

The Company leases certain equipment under capital leases. Net assets held under capital leases included in property and equipment as of July 7, 2007 and July 1, 2006 were $0.2 million and $0.5 million, respectively.

Future minimum lease payments at July 7, 2007 are as follows:

	Operating	Capital
	Leases	Leases
	(Dollars in thousands)
Fiscal year
2008	$58,103	$228
2009	57,070	38
2010	53,840	—
2011	49,357	—
2012	44,413	—
Thereafter	183,889	—
Total minimum lease payments	$446,672	$266
Less amounts representing interest		(5)
Present value of minimum lease payments		$261

5.   Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	As of
	July 7,	July 1,
	2007	2006
Gift certificates and store credits	$8,081	$6,719
Income taxes payable	—	5,365
Dividend payable	4,677	4,588
Employee compensation	5,750	3,901
Sales/use tax payable	3,607	3,365
Deferred revenue	4,180	2,427
Other	7,687	9,476
Total	$33,982	$35,841

bebe stores, inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.   Income Taxes

Significant components of the provision for income taxes are as follows:

	Fiscal Year Ended
	July 7,	July 1,	July 2,
	2007	2006	2005
	(Dollars in thousands)
Current:
Federal	$40,077	$41,200	$37,040
State	7,040	7,165	6,625
Foreign	1,000	2,169	929
	48,117	50,534	44,594
Deferred
Federal	(6,166)	(8,594)	(3,311)
State	(797)	(618)	(842)
Foreign	(55)	(226)	120
	(7,018)	(9,438)	(4,033)
Provision	$41,099	$41,096	$40,561

The components of earnings from continuing operations before income taxes are as follows:

	Fiscal Years Ended
	July 7,	July 1,	July 2,
	2007	2006	2005
	(in thousands)
United States	$113,500	$108,895	$104,454
Foreign	4,877	6,008	2,439
Total	$118,377	$114,903	$106,893

A reconciliation of the federal statutory tax rate with the Company’s effective income tax rate is as follows:

	Fiscal Year Ended
	July 7,	July 1,	July 2,
	2007	2006	2005
Federal statutory rate	35.0%	35.0%	35.0%
State rate, net of federal benefit	3.2	3.5	3.9
Tax-exempt interest	(3.2)	(2.4)	(1.2)
Other	(0.3)	(0.3)	0.3
Effective tax rate	34.7%	35.8%	38.0%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax reporting purposes.

bebe stores, inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.   Income Taxes (Continued)

Significant components of the Company’s deferred tax assets (liabilities) are as follows:

	July 7,	July 1,
	2007	2006
	(Dollars in thousands)
Current
Gift certificates and store credits	$3,214	$2,696
Inventory	2,499	1,530
Other accrued expenses	1,102	1,010
Deferred revenue	1,488	973
Accrued vacation	679	558
State taxes	(62)	515
Prepaid expenses	(235)	(669)
Other	434	166
Total Current	9,119	6,779
Non-Current
Basis difference in fixed assets	10,509	8,196
Deferred rent	5,850	4,961
Stock based compensation	5,482	2,563
Foreign tax credit	1,142	2,353
Construction allowance	(5,172)	(4,284)
Other	2,634	281
Total Non-Current	20,445	14,070
Valuation allowance	(166)	(827)
Deferred tax assets, net	$29,398	$20,022

The Company has foreign tax credit carry forwards of approximately $1,142 thousand which will expire at various dates from fiscal year 2010 to fiscal year 2017. Utilization of these credits will require sufficient foreign source income in future years. A valuation allowance of approximately $166 thousand has been established related to these foreign tax credit carry forwards as the utilization of such amount is not assured.

bebe stores, inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.   Property and Equipment

Property and equipment consist of the following:

	As of
	July 7,	July 1,
	2007	2006
	(in thousands)
Leasehold Improvements	$124,367	$96,787
Furniture, Fixtures and Equipment	37,918	29,568
Computer Hardware and Software	31,889	27,578
Land and Buildings	10,942	10,942
Construction in Progress	10,293	14,339
Total	215,409	179,214
Less: Accumulated Depreciation	(98,814)	(84,192)
Property and Equipment, net	$116,595	$95,022

Construction in progress consists primarily of construction costs related to facilities that will open subsequent to year end and information technology projects.

8.   Employee Benefit Plan

Employees are eligible to participate in the Company’s 401(k) plan if they have been employed by the Company for one year, have reached age 21 and work at least 1,000 hours annually. Generally, employees can defer up to 75% of their gross wages up to the maximum limit allowable under the Internal Revenue Code. The employer can make a discretionary matching contribution for the employee. Employer contributions to the plan for the years ended July 7, 2007, July 1, 2006, and July 2, 2005 were $219 thousand, $233 thousand and $194 thousand, respectively.

9.   Shareholders’ Equity

Preferred Stock

The Company is authorized to issue up to 1,000,000 shares of $0.001 par value preferred stock and to fix the rights, preferences, privileges and restrictions including voting rights, of these shares without any further vote or approval by the shareholders. No preferred stock has been issued to date.

Common Stock Plans

The 1997 Stock Plan as amended (the “Stock Plan”) provides for the grant of incentive stock options, non-qualified stock options, stock purchase rights, stock awards and restricted stock units (“RSU”). Although the Stock Plan allows for stock options and related awards to be granted at prices below fair market value, the Company has historically granted such options at the fair market value of the stock on the date of grant. Stock options and related awards have a maximum term of ten years. Options and restricted stock units granted to employees generally vest over four years with 20% of the award vested in each of the first and second years and 30% vested in each of the remaining two years. Options granted to directors generally vest over four years with 20% of the award vested in each of the first and second years and 30% vested in each of the remaining two years. Restricted stock units awarded to directors generally vest over a period of one year from the date of grant. As of July 7, 2007, the Company has bebe stores, inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.   Shareholders’ Equity (Continued)

7,710,070 shares of common stock authorized and unissued under the Stock Plan and there were 1,544,739 shares available for future grant.

The following table summarizes information about stock options outstanding at July 7, 2007:

	Options Outstanding			Options Vested and Exercisable
Exercise Prices	Number (In thousands)	Weighted Average Remaining Life (in years)	Weighted Average Exercise Price	Number (In thousands)	Weighted Average Exercise Price
$2.87 to $8.57	1,168	5.73	$6.32	954	$6.02
$8.63 to $8.63	2,405	6.62	8.63	1,783	8.63
$8.92 to $18.29	1,459	7.85	14.98	515	13.43
$18.72 to $27.69	1,063	8.89	21.45	131	21.75
$28.43 to $28.43	3	8.02	28.43	1	28.43
	6,098	7.14	$11.95	3,384	$9.14

As of July 7, 2007, July 1, 2006 and July 2, 2005 there were approximately 3,384,000, 3,174,000 and 1,703,000 options exercisable at weighted average exercise prices per share of $9.14, $7.29 and $5.37, respectively.

The following table summarizes stock option activity:

	Shares Outstanding (Amounts in thousands)	Weighted Average Exercise Price of Share	Weighted Average Remaining Contractual Term	Average Intrinsic Value (in thousands)
Oustanding, June 30, 2004	10,120	$6.78
Granted	1,173	16.32
Exercised	(2,854)	6.00
Cancelled	(776)	7.32
Oustanding, July 2, 2005	7,663	8.48
Granted	868	17.29
Exercised	(605)	6.10
Cancelled	(576)	10.14
Oustanding, July 1, 2006	7,350	9.59
Granted	1,062	20.62
Exercised	(1,777)	6.12
Cancelled	(537)	15.81
Oustanding, July 7, 2007	6,098	$11.95	7.14	$34,359
Exercisable, July 7, 2007	3,384	$9.14	6.44	$26,139

Intrinsic value for stock options is defined as the difference between the current market value and the grant price. For the year ended July 7, 2007, the total intrinsic value of stock options exercised was $26.7 million. Cash received from stock options exercised during the year ended July 7, 2007 was $10.9 million and the actual tax benefit realized for tax deductions from stock options exercised totaled $25.2 million.

bebe stores, inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.   Shareholders’ Equity (Continued)

The following table summarizes RSU activity:

	Shares (In thousands)	Weighted Average Grant Date Fair Value Per Share
Nonvested, June 30, 2004	27	$7.63
Granted	35	19.04
Vested	(27)	15.91
Nonvested, July 2, 2005	35	16.05
Granted	32	15.98
Cancelled	(2)	18.29
Vested	(1)	16.05
Nonvested, July 1, 2006	64	15.89
Granted	40	19.67
Cancelled	(23)	16.66
Vested	(14)	21.20
Nonvested, July 7, 2007	67	$20.68

Stock based compensation

For the fiscal years ended July 7, 2007 and July 1, 2006, the Company recognized share-based compensation expense of $10.8 million and $9.0 million, respectively, as a component of selling, general and administrative expenses. As of July 7, 2007, there was $12.5 million (before any related tax benefit) of total unrecognized compensation cost related to nonvested share-based compensation that is expected to be recognized over a weighted-average period of 2.8 years.

Prior to the adoption of FASB Statement No. 123(R), the Company presented all benefits of tax deductions resulting from the exercise of share-based compensation as operating cash flows in the Statements of Cash Flows. FASB Statement No. 123(R) requires the benefits of tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. For the year ended July 7, 2007, the Company reported $9.1 million of excess tax benefits as a financing cash inflow.

The fair value of each option grant was estimated on the date of the grant using the Black-Scholes valuation model. The expected life of the options represents the period of time the options are expected to be outstanding and is based on historical trends. For the years ended July 7, 2007 and July 1, 2006, expected stock price volatility is based on an average of the historical volatility of the Company’s stock for a period approximating the expected life and the implied volatility based on traded options of the Company’s stock. For the year ended July 2, 2005, expected stock price volatility was based on historical volatility only. The expected dividend yield is based on the Company’s most recent annual dividend payout. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant and has a term that approximates the expected life.

bebe stores, inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.   Shareholders’ Equity (Continued)

The following table presents the weighted average assumptions used in the option pricing model for the stock options granted in the years ended July 7, 2007, July 1, 2006 and July 2, 2005:

	July 7,	July 1,	July 2,
	2007	2006	2005
			(Pro forma)
Expected dividend rate	0.9%	1.0%	0.6%
Volatility	47.8%	52.5%	69.1%
Risk-free interest rate	4.7%	4.3%	3.5%
Expected lives (years)	4.1	4.4	5.6
Fair value per option granted	$8.72	$7.87	$9.79

Refer to Note 1 for the Company’s pro forma net earnings, basic and diluted earnings per common share had stock-based employee compensation expense been determined based upon the fair values at the grant dates for awards under the Stock Plan in accordance with FASB Statement No. 123 in the year ended July 2, 2005.

Stock Purchase Plan

The 1998 Employee Stock Purchase Plan (the “Plan”) has a total of 2,531,250 shares of common stock reserved for issuance. The Plan allows eligible employees to purchase our common stock in an amount, which may not exceed 10% of the employee’s compensation. Through April 30, 2005, the Plan was implemented in sequential 24-month offerings, each offering generally comprised of eight, three-month purchase periods, with shares purchased on the last day of each purchase period (a “Purchase Date”). The price at which stock was purchased was equal to 85% of the lower of fair market value of our common stock on the first and last day of the offering period or the Purchase Date. Beginning with the May 1, 2005 purchase period, the Plan is implemented in three-month purchase periods. The price at which stock may be purchased is equal to 95% of the fair market value of our common stock on the Purchase Date. During the years ended July 7, 2007, July 1, 2006 and July 2, 2005 there were 9,200, 11,191 and 17,332 shares issued, respectively.

10.   Litigation

As of the date of this filing, the Company is involved in ongoing legal proceedings as described below.

A former employee sued the Company in a complaint filed on April 28, 2005 in the United States District Court for the Northern District of California (case No. C050177) alleging violations under the Fair Labor Standards Act, specifically that the Company obligated her to buy and wear its brand clothing as a uniform, without reimbursement or credit, and the net effect of deducting the value of such required purchases from her wages would often result in her not being paid minimum wages. The plaintiff purports to bring the action also on behalf of a class of hourly, non-managerial employees who are similarly situated. The lawsuit seeks compensatory, statutory and injunctive relief. The Company has negotiated a confidential settlement in this case which remains subject to court approval. One objection to the settlement has been filed by the plaintiff in the lawsuit described in the next paragraph of this section. The Company has accrued an amount that it believes reasonably estimates the potential liability, which did not have a material impact on our financial position or results of operations.

bebe stores, inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.   Litigation (Continued)

A former employee sued the Company in a complaint filed July 27, 2006 in the Superior Court of California, San Mateo County (case No. CIV 456550) alleging a failure to pay all wages, failure to pay overtime wages, failure to pay minimum wages, failure to provide meal periods, violation of Labor Code §450, violation of Labor Code §2802 and California Code of Regulations §11040(9)(A), statutory wage violations (late payment of wages), unlawful business practices under Business and Professions Code §16720 and §17200, conversion of wages and violation of Civil Code §52.1. The plaintiff purports to bring the action also on behalf of current and former California Company employees who are similarly situated. The lawsuit seeks compensatory, statutory, punitive, restitution and injunctive relief. Due to certain similarities in claims between this action and the one previously mentioned (Case No. C050177), the parties and the Court have postponed active litigation and discovery until such time as the previously mentioned case resolves the claims in common. Notwithstanding, the Court in this case has set a hearing in June, 2008 regarding whether class certification would be appropriate if, and to the extent, any claim(s) in this case remain(s) active at that time.

A customer sued the Company in a complaint filed December 14, 2006 in the Superior Court of Contra Costa County (case no. C06-02630) alleging that we utilized a certain type of preprinted credit card form in a return transaction in violation of California Civil Code §1747.08. The plaintiff purports to bring the action also on behalf of other customers who are similarly situated. The lawsuit seeks compensatory, statutory, and injunctive relief. The parties have begun discovery and a case management conference is set for later this month.

Three customers filed separate complaints alleging the Company violated The Fair Credit Reporting Act (the “FCRA”). Two of such cases were filed January 10 and January 16, 2007 in the United States District Court for the Northern District of California (case nos. C07-0203 & C07-0255, respectively). In late April 2007, each of these two lawsuits were voluntarily dismissed, without prejudice, by their respective plaintiff. The third lawsuit, filed on February 9, 2007 in the Central District of California (case no. CV-07-0972) remains active. This latter lawsuit alleges that the Company violated the FCRA by printing on receipts more than the last five digits of the credit or debit card numbers and/or the expiration date. The plaintiff purports to bring the action also on behalf of other customers who are similarly situated and seeks statutory and punitive damages, attorney’s fees and injunctive relief.

The Company is also involved in various other legal proceedings arising in the normal course of business. None of these matters nor the matters listed above are expected, individually or in the aggregate, to have a material adverse effect on its business, financial condition or results of operations.

The Company intends to defend itself vigorously against these claims. However, the results of any litigation are inherently uncertain. The Company cannot assure that we will be able to successfully defend itself in these lawsuits. Where required, and/or otherwise appropriate, The Company has recorded an estimate of potential liabilities that it believes is reasonable. Any estimates are revised as further information becomes available.

bebe stores, inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.   Quarterly Financial Information (Unaudited)

The quarterly financial information presented below reflects all adjustments which, in the opinion of the Company’s management, are of a normal and recurring nature necessary to present fairly the results of operations for the periods presented.

	2007 Quarter Ended
	September 30	December 30	April 7	July 7
	(in thousands, except per share data)
Net sales	$157,059	$196,802	$154,354	$168,698
Gross margin	79,286	94,345	69,852	78,335
Selling, general and administrative expenses	50,290	58,948	54,126	53,194
Income from operations	28,996	35,397	15,726	25,141
Income before income taxes	32,169	37,894	20,156	28,162
Net income	20,427	24,273	12,928	19,656
Basic income per share	$0.22	$0.26	$0.14	$0.21
Diluted income per share	$0.22	$0.26	$0.14	$0.21

	2006 Quarter Ended
	October 1	December 31	April 1	July 1
	(in thousands, except per share data)
Net sales	$126,155	$167,895	$132,812	$152,211
Gross margin	62,203	85,139	62,236	76,903
Selling, general and administrative expenses	42,249	46,916	44,721	48,100
Income from operations	19,954	38,223	17,515	28,803
Income before income taxes	22,069	40,468	20,329	32,037
Net income	13,573	25,009	13,299	21,926
Basic income per share	$0.15	$0.27	$0.15	$0.24
Diluted income per share	$0.14	$0.27	$0.14	$0.23

12.   Subsequent Event

On September 13, 2007, the Company entered into an agreement with the Company’s former Vice Chairperson, Neda Mashouf, to repurchase 5 million shares of its common stock beneficially owned by Ms. Mashouf at a price per share of $13.39, an aggregate purchase price of $66,950,000. The Company expects the transaction to close prior to September 21, 2007.

INDEX TO EXHIBITS

EXHIBIT
NUMBER	DESCRIPTION OF DOCUMENT
3.1(h)	Amended and Restated Articles of Incorporation of Registrant.
3.2(f)	Amended and Restated Bylaws of Registrant.
4.1(a)	Specimen certificate representing the Common Stock (in standard printer form, not provided).
10.1(i)(*)	1997 Stock Plan.
10.2(a)(*)	1998 Stock Purchase Plan.
10.3(a)(*)	Form of Indemnification Agreement.
10.6(b)

Standard Industrial/Commercial-Tenant Lease-Net dated November 30, 1998 between Registrant and Far Western Land and Investment Company, Inc., (lease for additional building to house administrative departments in Brisbane, California).

10.8(c)	Form of Retail Store License Agreement between Registrant and [company].
10.9(d)	Amendment No. 1 to Lease Agreement (amendment to Standard Industrial/Commercial-Tenant Lease-Net dated November 30, 1998 between Registrant and Far Western Land and Investment Company, Inc.)
10.10(e)	Lease Agreement dated October 24, 2000, as amended, between Registrant and Lincoln PO Benicia Limited Partnership.
10.11(e)	Lease Agreement dated November 3, 2000, as amended, between Registrant and Stanley Hirsh and Anita Hirsh as trustees, D/B/A Mercantile Center.
10.12(e)	Form of Restricted Stock Units Agreement.
10.17(f)	Standard Offer, Agreement and Escrow Instructions for Purchase of Real Estate dated January 20, 2004 by and among bebe stores, inc. and 10345 Olympic LLC.
10.18(g)	Business Loan Agreement dated March 28, 2003, as amended, between Registrant and Bank of America N.A.
10.19(h)(*)	Management Bonus Plan
10.20(j)	Third Amendment to Business Loan Agreement between Registrant and bank of America N.A.
10.21(k)(*)	bebe stores, inc. Form of Stock Option Agreement
10.22(l)(*)	bebe stores, inc. Form of Restricted Stock Unit Agreement
10.23(*)	Employee Transition Agreement with Thomas B. Curtis
10.24(*)	Compensation Agreement with Erin Stern
10.25(*)	Compensation Agreement with Susan Peterson
21.1	Subsidiaries of Registrant.
23.1	Consent of Independent Registered Public Accounting Firm.
24.1	Power of Attorney (see signature page).
31.1	Section 302 Certification of Chief Executive Officer.
31.2	Section 302 Certification of Chief Financial Officer.
32.1	Section 906 Certification of Chief Executive Officer.
32.2	Section 906 Certification of Chief Financial Officer.

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

       (h) Incorporated by reference from exhibit of the same number in Registrant’s Annual Report on Form 10-K filed on September 14, 2005

          (i) Incorporated by reference from exhibit 99.2 to Registrant’s Current Report on Form 8-K filed on November 23, 2005.

           (j) Incorporated by reference from exhibit 99.1 to Registrant’s Current Report on Form 8-K filed on November 23, 2005.

       (k) Incorporated by reference from exhibit 99.3 to Registrant’s Current Report on Form 8-K filed on November 23, 2005.

          (l) Incorporated by reference from exhibit 99.4 to Registrant’s Current Report on Form 8-K filed on November 23, 2005.

       (*) Indicates management contracts or compensatory plans or arrangements required to be filed as exhibits to this report on Form 10-K.