Form 10-Q
period 2007-10-06
bebe stores, inc.
filed 2007-11-15
CIK 1059272

UNITED STATES
SECURITIES AND EXCHANGE
COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended October 6, 2007

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

Telephone: (415) 715-3900

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act).  ☐ Large accelerated filer ☒ Accelerated filer ☐ Non- accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding as of October 31, 2007 was 88,609,936.

bebe stores, inc.

PART I.	FINANCIAL INFORMATION
ITEM 1.	Condensed Consolidated Financial Statements

bebe stores, inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(unaudited)

	As of	As of	As of
	October 6,	July 7,	September 30,
	2007	2007 (a)	2006

Assets:
Current assets:
Cash and equivalents	$40,590	$65,603	$50,391
Short term marketable securities	283,925	327,100	292,414
Receivables (net of allowance of $1,139, $1,094 and $935)	10,247	6,720	8,704
Inventories	52,064	44,064	53,427
Deferred income taxes, net	9,071	9,068	6,780
Prepaid and other	19,900	13,314	4,431
Total current assets	415,797	465,869	416,147
Property and equipment, net	121,193	116,595	96,643
Deferred income taxes, net	24,402	20,330	13,859
Other assets	4,218	4,234	3,351
Total assets	$565,610	$607,028	$530,000

Liabilities and Shareholders’ Equity:
Current liabilities:
Accounts payable	$33,948	$28,052	$28,821
Accrued liabilities	28,493	33,982	26,672
Current portion of capital leases	206	223	237
Total current liabilities	62,647	62,257	55,370
Long term portion of capital leases	—	38	205
Deferred rent and other lease incentives	43,584	40,143	37,293
Uncertain tax positions	5,278	—	—
Total liabilities	111,509	102,438	93,228

Commitments and contingencies

Shareholders’ equity:
Preferred stock-authorized 1,000,000 shares at $0.001 par value per share; no shares issued and outstanding	—	—	—
Common stock-authorized 135,000,000 shares at $0.001 par value per share; issued and outstanding 88,607,755, 93,543,604 and 92,621,101 shares	89	94	93
Additional paid-in capital	130,155	126,744	108,523
Accumulated other comprehensive income	12,180	9,139	2,411
Retained earnings	311,677	368,613	325,745
Total shareholders’ equity	454,101	504,590	436,772
Total liabilities and shareholders’ equity	$565,610	$607,028	$530,000

(a) Derived from audited financial statements.

See accompanying notes to condensed consolidated financial statements.

bebe stores, inc.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(unaudited)

	Quarters Ended
	October 6,	September 30,
	2007	2006

Net sales	$161,082	$157,059
Cost of sales, including production and occupancy	84,567	77,773

Gross margin	76,515	79,286
Selling, general and administrative expenses	56,180	50,290

Operating income	20,335	28,996
Interest and other income, net	3,695	3,173

Income before income taxes	24,030	32,169
Income tax provision	8,651	11,742

Net income	$15,379	$20,427

Basic earnings per share	$0.17	$0.22
Diluted earnings per share	$0.16	$0.22

Basic weighted average shares outstanding	92,683	91,980
Diluted weighted average shares outstanding	94,177	94,398

See accompanying notes to condensed consolidated financial statements.

bebe stores, inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Quarters Ended
	October 6,	September 30,
	2007	2006

Cash flows from operating income:
Net income	$15,379	$20,427
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash compensation expense	2,973	2,364
Depreciation and amortization	5,392	4,271
Deferred rent and other lease incentives	3,352	3,910
Deferred income taxes	(873)	(621)
Changes in operating assets and liabilities:
Receivables	(1,861)	(1,675)
Inventories	(7,867)	(11,273)
Prepaid expenses and other	(3,572)	2,516
Accounts payable	5,878	5,874
Accrued liabilities	(1,266)	(2,754)
Net cash provided by operating activities	17,535	23,039

Cash flows from investing activities:
Purchase of property and equipment	(9,828)	(7,664)
Purchase of marketable securities	(141,300)	(69,375)
Proceeds from sales of marketable securities	184,475	65,975
Net cash provided (used) by investing activities	33,347	(11,064)

Cash flows from financing activities:
Net proceeds from issuance of common stock	388	5,853
Purchase of common stock	(66,950)	—
Excess of tax benefit from options exercised	212	4,538
Cash dividends paid	(9,354)	(9,216)
Other	(55)	(67)
Net cash provided (used) by financing activities	(75,759)	1,108

Net increase (decrease) in cash and cash equivalents	(24,877)	13,083
Effect of exchange rate changes on cash	(136)	(1,348)
Cash and equivalents:
Beginning of period	65,603	38,656
End of period	$40,590	$50,391

See accompanying notes to condensed consolidated financial statements.

bebe stores, inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

INTERIM FINANCIAL STATEMENTS

The accompanying condensed consolidated balance sheets of bebe stores, inc. (the “Company”) as of October 6, 2007, July 7, 2007 and September 30, 2006, the condensed consolidated statements of income for the quarters ended October 6, 2007 and September 30, 2006 and the condensed consolidated statements of cash flows for the quarters ended October 6, 2007 and September 30, 2006 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X, without audit. Accordingly, they do not include all of the information required by accounting principles generally accepted in the United States of America for annual financial statements. Therefore, these condensed consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended July 7, 2007.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position at the balance sheet dates and the results of operations for the periods presented have been included. The condensed consolidated balance sheet at July 7, 2007, presented herein, was derived from the audited balance sheet included in the Form 10-K for the fiscal year ended July 7, 2007.

                Our business is affected by the pattern of seasonality common to most retail apparel businesses. The results for the periods presented are not necessarily indicative of future financial results.

FISCAL YEAR

Our fiscal year is a 52 or 53 week period, each period ending on the first Saturday after June 30. Fiscal years 2008 and 2007 include 52 weeks and 53 weeks, respectively.

The quarters ended October 6, 2007 and September 30, 2006 both included 13 weeks.

INVENTORIES

The Company’s inventories consist of:

	As of
	October 6,	July 7,	September 30,
	2007	2007	2006
	(In thousands)
Raw materials	$6,845	$7,136	$11,442
Merchandise available for sale	45,219	36,928	41,985
Inventories	$52,064	$44,064	$53,427

EARNINGS PER SHARE

Basic earnings per share is computed as net earnings divided by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur from common shares issuable through the exercise of dilutive stock options.

The following is a reconciliation of the number of shares used in the basic and diluted earnings per share computations:

	Quarters Ended
	October 6, 2007	September 30, 2006
	(In thousands)
Basic weighted average number of shares outstanding	92,683	91,980
Incremental shares from the assumed issuance of stock options	1,494	2,418

Diluted weighted average number of shares outstanding	94,177	94,398

The number of incremental shares from the assumed issuance of stock options is calculated applying the treasury stock method.

Excluded from the computation of the number of diluted weighted average shares outstanding were options of 2,342,000, and 1,445,000 for the quarters ended October 6, 2007 and September 30, 2006, respectively, which in each case would have been anti-dilutive.

COMMON STOCK PURCHASES

On September 13, 2007, the Company entered into an agreement with the Company’s former Vice Chairperson Neda Mashouf to purchase 5 million shares of its outstanding common stock beneficially owned by Ms. Mashouf at a price per share of $13.39, an aggregate purchase price of $66,950,000.  As of October 6, 2007, the Company completed the purchase and retired the shares.

COMPREHENSIVE INCOME

Comprehensive income consists of net income and other comprehensive income (income, expenses, gains and losses that bypass the income statement and are reported directly as a separate component of equity). The Company’s comprehensive income consists of net income and foreign currency translation adjustments for all periods presented.

	Quarters Ended
	October 6, 2007	September 30, 2006
	(In thousands)
Net income	$15,379	$20,427
Other comprehensive income	3,041	(7)

Total comprehensive income	$18,420	$20,420

CREDIT FACILITIES

The Company has an unsecured commercial line of credit agreement with a bank, which provides for borrowings and issuance of letters of credit up to a combined total of $25.0 million and expires on March 31, 2009. The outstanding balance bears interest at either the bank’s reference rate (which was 7.75% as of October 6, 2007) or the LIBOR rate plus 1.75 percentage points. As of October 6, 2007, there were no outstanding borrowings, and there was $2.1 million outstanding in letters of credit.

This credit facility requires the Company to comply with certain financial covenants, including amounts for minimum tangible net worth, unencumbered liquid assets and profitability, and certain restrictions on making loans and investments.

STOCK BASED COMPENSATION

The 1997 Stock Plan as amended (the “Stock Plan”) provides for the grant of incentive stock options, non-qualified stock options, stock purchase rights, stock awards and restricted stock units. Although the Stock Plan allows for stock options and related awards to be granted at prices below fair market value, the Company has historically granted such options at the fair market value of the stock on the date of grant.  Stock options and related awards have a maximum term of ten years.  Options and restricted stock units granted to employees and options granted to Directors generally vest over four years with 20% of the award vested in each of the first and second years, and 30% vested in each of the remaining two years.  Restricted stock units awarded to Directors generally vest over a period of one year from the date of grant.  As of October 6, 2007, the Company has reserved 7,645,485 shares of common stock for issuance under the Stock Plan and there were 803,990 shares available for future grant.

The Company accounts for share-based compensation under the provisions of SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”), which requires share-based payment compensation related to stock options to be measured based on the estimated fair value at the date of grant using an option pricing model.

The Company recognized share-based compensation expense of $3.0 million and $2.4 million in the quarters ended October 6, 2007 and September 30, 2006, respectively, as a component of selling, general and administrative expenses. As of October 6, 2007, there was $11.9 million (before any related tax benefit) of total unrecognized compensation cost related to nonvested share-based compensation that is expected to be recognized over a weighted-average period of 2.77 years.

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

The following table presents the weighted average assumptions used in the option pricing model for the stock options granted in the quarters ended October 6, 2007 and September 30, 2006:

	Quarters Ended
	October 6,	September 30,
	2007	2006
Expected dividend rate	1.3%	0.8%
Volatility	46.6%	49.5%
Risk-free interest rate	4.1%	4.7%
Expected lives (years)	4.3	4.1
Fair value per option granted	$5.31	$8.85

The following table summarizes stock option activity during the quarter ended October 6, 2007:

	Options (In thousands)	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (In thousands)
Outstanding, July 7, 2007	6,098	$11.95
Granted	925	13.23
Exercised	(59)	5.94
Cancelled	(200)	16.92

Outstanding, October 6, 2007	6,764	$12.03	7.28	$29,360

Exercisable, October 6, 2007	3,859	$9.63	6.32	$23,708

Intrinsic value for stock options is defined as the difference between the current market value and the grant price. For the quarter ended October 6, 2007, the total intrinsic value of stock options exercised was $0.5 million. Cash received from stock options exercised during the quarter ended October 6, 2007 was $0.3 million and the actual tax benefit realized for tax deductions from stock options exercised totaled $0.2 million.

The following table summarizes restricted stock unit activity during the quarter ended October 6, 2007:

	Shares (In thousands)	Weighted Average Grant Date Fair Value Per Share
Nonvested, July 7, 2007	67	$20.68
Granted	25	$13.44
Vested	(6)	$19.92
Cancelled	(1)	$18.74

Nonvested, October 6, 2007	85	$15.36

INCOME TAXES

Effective July 8, 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). The cumulative effect of adoption was a decrease to retained earnings of approximately $0.6 million. As of July 8, 2007, the total unrecognized tax benefits were approximately $5.2 million. Of this amount, approximately $2.0 million would reduce our effective tax rate if recognized.

The Company accounts for interest and penalties related to unrecognized tax benefits as a component of income tax expense. As of the date of adoption, the Company had $0.7 million of interest and penalties accrued associated with unrecognized tax benefits.

The Company could be subject to Federal and state tax examinations for years 2002 and forward. The Company may also be subject to audits in Canada for years 2000 and forward. The Company is currently under state income tax audit in New Jersey and expects the commencement of certain state tax audits in the near term. At this time, the Company does not believe that the outcome of any examination will have a material impact on the Company’s financial statements.

As of July 8, 2007, the total amount of unrecognized tax benefits was approximately $5.2 million, and there has been no material change to the amount of unrecognized tax benefits as of that date. The Company currently does not expect significant changes related to unrecognized tax benefits through July 5, 2008.

LEGAL MATTERS

A former employee sued bebe in a complaint filed on April 28, 2005 in the United States District Court for the Northern District of California (case no. C050177) alleging violations under the Fair Labor Standards Act, specifically that bebe obligated her to buy and wear its brand clothing as a uniform, without reimbursement or credit, and the net effect of deducting the value of such required purchases from her wages would often result in her not being paid minimum wages. The plaintiff purports to bring the action also on behalf of a class of hourly, non-managerial employees who are similarly situated. The lawsuit seeks compensatory, statutory and injunctive relief. We have negotiated a confidential settlement in this case which remains subject to court approval. One objection to the settlement has been filed by the plaintiff in the lawsuit described in the next paragraph of this section. We have accrued an amount that we believe reasonably estimates the potential liability, which does not have a material impact on our financial position or results of operations.

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

A former employee sued bebe in a complaint filed July 24, 2007 in the Superior Court of California, Orange County (case no. 07CC08220) alleging a failure to pay overtime wages, failure to provide for meal and rest breaks, and unfair business practices (to include the above allegations and misclassifying store managers as “exempt”). The plaintiff purports to bring the action also on behalf of current and former California bebe employees who are similarly situated. The lawsuit seeks compensatory, statutory, and punitive damages and injunctive relief. This matter is in the early stages of discovery.

A former employee sued bebe in a complaint filed September 20, 2007 in the United States District Court for the District of New Jersey (case no. 07-cv-4514 (D.N.J.)) alleging various state and federal statutory breaches based on a failure to pay all wages, including overtime wages and bonus, failure to provide and/or pay for meal and rest break periods, failure to credit vacation time and other benefits and retaliation, wrongful termination, breach of contract, breach of covenant of good faith and fair dealing, and unjust enrichment. Plaintiff purports to bring the action on behalf of current and former store management employees who are or were similarly situated. The complaint seeks compensatory, statutory and punitive damages and equitable relief. We are currently reviewing the allegations.

A customer sued the company in a complaint filed December 14, 2006 in the Superior Court of Contra Costa County (case no. C06-02630) alleging that we utilized a certain type of preprinted credit card form in a return transaction in violation of California Civil Code §1747.08. The plaintiff purports to bring the action also on behalf of other customers who are similarly situated. The lawsuit seeks compensatory, statutory, and injunctive relief. We are currently reviewing the allegations at this early stage. This matter is in the early stages of discovery.

Three customers filed separate complaints alleging the Company violated The Fair Credit Reporting Act (the “FCRA”). Two of such cases were filed January 10 and January 16, 2007 in the United States District Court for the Northern District of California (case nos. C07-0203 & C07-0255, respectively). In late April 2007, each of these two lawsuits were voluntarily dismissed, without prejudice, by their respective plaintiff. The third lawsuit, filed on February 9, 2007 in the Central District of California (case no. CV-07-0972) remains active. This latter lawsuit alleges that we violated the FCRA by printing on receipts more than the last five digits of the credit or debit card numbers and/or the expiration date. The plaintiff purports to bring the action also on behalf of other customers who are similarly situated and seeks statutory and punitive damages, attorney’s fees and injunctive relief. We are currently reviewing the allegations at this early stage. This matter is in the early stages of discovery.

We are also involved in various other legal proceedings arising in the normal course of business. None of these matters nor the matters listed above are expected, individually or in the aggregate, to have a material adverse effect on our business, financial condition or results of operations.

We intend to defend ourself vigorously against each of these claims. However, the results of any litigation are inherently uncertain. We cannot assure you that we will be able to successfully defend ourself in these lawsuits. Where required, and/or otherwise appropriate, we have recorded an estimate of potential liabilities that we believe is reasonable. Any estimates are revised as further information becomes available.

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

We market our products under the bebe, COLLECTION bebe, BEBE SPORT, bbsp and bebe O brand names. As of October 6, 2007, we had 279 retail stores, of which 202 were bebe stores, 56 were BEBE SPORT stores, 20 were bebe outlet stores and 1 was a bebe accessories store. These stores are located in 35 states, the District of Columbia, Puerto Rico, the U.S. Virgin Islands and Canada. In addition, we have an on-line store at www.bebe.com and our licensees operate 18 international stores, including shop in shops. During the quarter ended October 6, 2007, we opened 6 stores, including 4 bebe stores and 2 BEBE SPORT stores. We expect to open approximately 40 stores during fiscal 2008, including approximately 25 to 27 bebe stores, 6 to 8 BEBE SPORT stores and 3 to 5 bebe outlet stores. During fiscal 2008, we anticipate closing up to 4 stores. We also plan to renovate 2 existing stores and relocate or expand 6 existing stores, resulting in square footage growth of approximately 15%.

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

bebe accessories. In September 2006, we opened our first accessory concept store featuring shoes imported from Italy, Brazil and China and a selection of fine leather goods, bebe logo merchandise, outerwear and gift items.

CRITICAL ACCOUNTING POLICIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations are based upon our consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America.

The preparation of these financial statements requires the appropriate application of certain accounting policies, many of which require us to make estimates and assumptions about future events and their impact on amounts reported in our financial statements and related notes. Since future events and their impact cannot be determined with certainty, the actual results will inevitably differ from our estimates. Such differences could be material to the financial statements. We believe our application of accounting policies, and the estimates inherently required therein, are reasonable. These accounting policies and estimates are constantly reevaluated, and adjustments are made when facts and circumstances dictate a change. Our accounting policies are more fully described in Note 1 to the consolidated financial statements in our annual report on Form 10-K for the fiscal year ended July 7, 2007.

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

We record a reserve for estimated product returns based on historical return trends. As of October 6, 2007 and September 30, 2006, the reserve was $1,161,000 and $1,148,000, respectively. If actual returns are greater than those projected, additional sales returns may be recorded in the future.

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

We carry gift certificates sold as a liability and we recognize revenue when the gift certificate is redeemed or four years after issuance if the gift certificate is unredeemed. Similarly, customers may receive a store credit in exchange for returned goods. We carry store credits as a liability until redeemed or three years after issuance if the store credit is unredeemed.

       We ship bebe goods to various international locations and recognize revenue from these wholesale sales when the licensee receives the shipment.

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

Long-lived assets. We review long-lived assets for impairment whenever events or changes in circumstances, such as store closures or poor performing stores, indicate that the carrying value of an asset may not be recoverable. If the undiscounted cash flows from the long-lived assets are less than the carrying value we record an impairment charge equal to the difference between the carrying value and the asset’s fair value. In addition, at the time a decision is made to close a store, we record an impairment charge, if appropriate, or accelerate depreciation over the revised useful life of the asset. Historically, our impairment charges have been immaterial.  During the quarters ended October 6, 2007 and September 30, 2006 we did not need to record an impairment charge.  We believe at this time that the long-lived assets’ carrying values and useful lives continue to be appropriate.

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

Income Taxes. On July 8, 2007, we adopted FIN 48. FIN 48 prescribes a recognition threshold that a tax position is required to meet before being recognized in the financial statements and provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition issues. To the extent that our estimates change or the final tax outcome of these matters is different than the amounts recorded, such differences will impact the income tax provision in the period in which such determinations are made. Our effective tax rate in a given financial statement period may be materially impacted by changes in the mix and level of earnings, changes in the expected outcome of audits or changes in the deferred tax valuation allowance.

RESULTS OF OPERATIONS

Our fiscal year is a 52 or 53 week period, each period ending on the first Saturday after June 30.  Fiscal year 2008 is a 52 week fiscal year ending on July 5, 2008. The quarters ended October 6, 2007 and September 30, 2006 both include 13 weeks.

                The following table sets forth certain financial data as a percentage of net sales for the periods indicated:

	Quarters Ended
	October 6,	September 30,
	2007	2006

Net sales	100.0%	100.0%
Cost of sales, including production and occupancy (1)	52.5	49.5

Gross margin	47.5	50.5
Selling, general and administrative expenses (2)	34.9	32.0

Operating income	12.6	18.5
Interest and other income, net	2.3	2.0

Income before income taxes	14.9	20.5
Provision for income taxes	5.4	7.5

Net income	9.5%	13.0%

(1)                                  Cost of sales includes the cost of merchandise, occupancy costs, distribution center and production costs.

(2)                                  Selling, general and administrative expenses primarily consist of non-occupancy store costs, corporate overhead and advertising costs.

Net Sales. Net sales increased to $161.1 million during the quarter ended October 6, 2007 from $157.1 million for the comparable period of the prior year, an increase of $4.0 million, or 2.5%. The increase in sales was primarily due to a $13.8 million increase in sales for stores not included in the comparable store sales base, a $1.5 million increase in on-line sales, a $1.4 million increase in wholesale sales to international licensees and a $0.3 million increase in loyalty revenue. The increase was partially offset by a  9.3% decrease in comparable store sales totaling $13.1 million during the quarter ended October 6, 2007 as compared to the same quarter in the prior year.

	Quarters Ended
	October 6,	September 30,
	2007	2006

Net sales (In thousands)	$161,082	$157,059

Total net sales increase percentage	2.5%	24.5%

Comparable store sales increase (decrease) percentage	(9.3)%	12.8%

Net sales per average square foot (1)	$158	$176

Square footage at end of period (In thousands)	1,013	898

Number of store locations:
Beginning of period	273	242
New store locations	6	6
Closed store locations	0	0
Number of stores open at end of period	279	248

(1)  We calculate net sales per average square foot using net store sales and a monthly average store square footage.

Gross Margin. Gross margin decreased to $76.5 million during the quarter ended October 6, 2007 from $79.3 million for the comparable quarter of the prior year, a decrease of $2.8 million, or 3.5%. As a percentage of net sales, gross margin decreased to 47.5% for the quarter ended October 6, 2007 from 50.5% in the comparable quarter of the prior year. The decrease in gross margin as a percentage of net sales resulted primarily due to higher markdowns partially offset by higher initial markup and unfavorable occupancy leverage. The decrease was further offset by a reduction in raw material reserves.

Selling, General and Administrative Expenses. Selling, general and administrative expenses, which primarily consist of non-occupancy store costs, corporate overhead and advertising costs, increased to $56.2 million during the quarter ended October 6, 2007 from $50.3 million for the comparable period of the prior year, an increase of $5.9 million, or 11.7%. As a percentage of net sales, these expenses increased to 34.9% during the quarter from 32.0% in the comparable period of the prior year. The increase in selling, general and administrative expenses as a percentage of net sales from the prior year of 2.9% was primarily due to a $2.7 million increase in total compensation expense, which includes a stock based compensation expense increase of $0.6 million, a $1.1 million increase in advertising expense and a $1.1 million increase in depreciation expense.

 Interest and Other Income, Net. We generated approximately $3.7 million of interest and other income (net of other expenses) during the quarter ended October 6, 2007 compared to approximately $3.2 million in the comparable quarter of the prior year. The increase was the result of higher average cash balances and higher interest rates.

Provision for Income Taxes. Our effective tax rate decreased to 36% for the quarter ended October 6, 2007 from 36.5% for the comparable period in the prior year primarily due to an increase in our allowable domestic manufacturing deduction.

Seasonality of Business and Quarterly Results

Our business varies with general seasonal trends that are characteristic of the retail and apparel industries. As a result, our typical store generates a higher percentage of our annual net sales and profitability in the second quarter of our fiscal year, which includes the holiday selling season, compared to the other quarters of our fiscal year. If for any reason our sales were below seasonal norms during the second quarter of our fiscal year, our annual operating results would be negatively impacted. Because of the seasonality of our business, results for any quarter are not necessarily indicative of results that may be achieved for a full fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

Our working capital requirements vary widely throughout the year and generally peak during the first and second fiscal quarters. At October 6, 2007, we had approximately $324.5 million of cash and equivalents and short-term marketable securities on hand. In addition, we had a revolving line of credit, under which we could borrow or issue letters of credit up to a combined total of $25.0 million. As of October 6, 2007, there were no cash borrowings outstanding under the line of credit, and letters of credit outstanding totaled $2.1 million.

Net cash provided by operating activities for the quarter ended October 6, 2007 was $17.5 million versus $23.0 million for the quarter ended September 30, 2006. Cash provided by operating activities for the period was primarily generated by income of $15.4 million adjusted for stock compensation of $3.0 million, depreciation of $5.4 million and deferred rent of $3.4 million, as well as changes in working capital. The changes in working capital were primarily due to an increase in accounts payable of $5.9 million, partially offset by an increase in inventory of $7.9 million due to the preparation for the fall and holiday selling season and an increase in prepaid expenses of $3.6 million as a result of the timing of tax payments.

Net cash provided by investing activities for the quarter ended October 6, 2007 was $33.3 million versus net cash used by investing activities of $11.1 million for the quarter ended September 30, 2006. Cash provided by investing activities for the period was primarily due to the sales of marketable securities of $184.5 million, partially offset by purchases of marketable securities of $141.3 million and capital expenditures of $9.8 million related to the opening of new stores. We opened 6 new stores in the quarter ended October 6, 2007 and expect to open approximately 40 stores during fiscal 2008. We estimate that total capital expenditures will be approximately $45 million in fiscal 2008.

Net cash used by financing activities was $75.8 million for the quarter ended October 6, 2007 versus net cash provided by financing activities of $1.1 million for the quarter ended September 30, 2006. Cash used by financing activities for the quarter was primarily due to the purchase of 5 million shares of our outstanding common stock totaling $66.9 million and payments of quarterly dividends for the fourth quarter of fiscal 2007 and the first quarter of fiscal 2008 totaling $9.4 million, partially offset by proceeds received from stock option exercises of $0.4 million and the related tax benefit of $0.2 million.

During the quarter we entered into an agreement with our former Vice Chairperson Neda Mashouf to purchase 5 million shares of our common stock beneficially owned by Ms. Mashouf at a price per share of $13.39, an aggregate purchase price of $66,950,000.  We may purchase additional shares from Ms. Mashouf or other shareholders in the future.

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

Inflation

We do not believe that inflation has had a material effect on the results of operations in the recent past. However, we cannot assure you that our business will not be affected by inflation in the future.

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

The following table lists our cash equivalents and short-term marketable securities at October 6, 2007:

	Book Value	Fair Value
	(Dollars in thousands)
Cash equivalents	$27,771	$27,771
Weighted average interest rate (1)	3.51%
Short-term marketable securities	283,925	283,925
Weighted average interest rate (1)	4.55%
Total	$311,696	$311,696

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

Foreign Currency Risks

We enter into a significant amount of purchase obligations outside of the United States, substantially all of which are negotiated and settled in U.S. Dollars and, therefore, have only minimal exposure to foreign currency exchange risks. We also operate a subsidiary for which the functional currency is the Canadian Dollar. In accordance with SFAS No. 52, “Foreign Currency Translation”, assets and liabilities of Canada’s operations are translated into U.S. dollars at quarter-end rates, while income and expenses are translated at the weighted average exchange rates for the quarter. The related translation adjustments are recorded in accumulated other comprehensive income as a separate component of shareholders’ equity. Fluctuations in exchange rates therefore impact our financial condition and results of operations, as reported in U.S. Dollars.   We do not hedge against foreign currency risks and believe that foreign currency exchange risk is immaterial.

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

(b)           There has been no change in our internal control over financial reporting during the quarter ended October 6, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Factors that might cause our actual results to differ materially from the forward looking statements discussed elsewhere in this report, as well as affect our ability to achieve our financial and other goals, include, but are not limited to, those set forth below. There have been no material changes in our risk factors from those disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended July 7, 2007.

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

5. We cannot assure you that future store openings will be successful, and new store openings may impact existing stores. We expect to open approximately 40 stores in fiscal 2008, of which 25 to 27 will be bebe stores, 8 to 10 will be BEBE SPORT stores and 3 to 5 will be 2b bebe stores. We cannot assure you that the stores that we plan to open in fiscal 2008, or any other stores that we might open in the future, will be successful or that our overall operating profit will increase as a result of opening these stores. During fiscal 2008 we anticipate closing up to 4 stores. For fiscal 2008, we plan to grow our operations primarily through the opening of new stores. Most of our new store openings in fiscal 2008 will be in existing markets. These openings may affect the existing stores’ net sales and profitability. Our failure to predict accurately the demographic or retail environment at any future store location could have a material adverse effect on our business, financial condition and results of operations.

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

RISKS RELATING TO OUR COMMON STOCK:

1. Our stock price may fluctuate because of the relatively low number of shares that can be publicly traded. The vast majority of our outstanding shares of our common stock are subject to trading restrictions. As of October 6, 2007, of the approximately  89,000,000 shares of our common stock then outstanding, approximately 27,000,000 shares were available to be publicly traded, and as a result, our stock price is vulnerable to market swings due to large purchases, sales and short sales of our common stock.

2. Because Manny Mashouf beneficially owns a substantial portion  of the outstanding shares, other shareholders may not be able to influence the direction the company takes. As of October 31, 2007, Manny Mashouf, the Chairman of the Board, beneficially owned approximately 57% of the outstanding shares of our common stock. As a result, he can control the election of directors and the outcome of all issues submitted to the shareholders. This may make it more difficult for a third party to acquire shares, may discourage acquisition bids, and could limit the price that certain investors might be willing to pay for shares of common stock. This concentration of stock ownership may have the effect of delaying, deferring or preventing a change in control of our company.

3. Our significant shareholders hold a substantial portion of our stock which may result in the trading volatility or may adversely affect our common stock. As of  October 31, 2007, Ms. Neda Mashouf beneficially owned approximately 13% of the outstanding shares of our common stock. As a result, any change in ownership of a significant portion of these shares, including sales by Ms. Mashouf, may result in trading volatility in our common stock or may adversely affect our stock price.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuers Purchases of Equity Securities

On September 13, 2007, we entered into an agreement with our former Vice Chairperson Neda Mashouf to purchase 5 million shares of our outstanding common stock beneficially owned by Ms. Mashouf at a price per share of $13.39, an aggregate purchase price of $66,950,000.  As of October 6, 2007, we completed the purchase and retired the shares.

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

Dated November 15, 2007

bebe stores, inc.

/s/ Walter Parks

Walter Parks, Chief Operating Officer and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

31.1	Section 302 Certification of Chief Executive Officer
31.2	Section 302 Certification of Chief Financial Officer
32.1	Section 906 Certification of Chief Executive Officer
32.2	Section 906 Certification of Chief Financial Officer