Form 10-Q
period 2008-01-05
bebe stores, inc.
filed 2008-02-14
CIK 1059272

UNITED STATES
SECURITIES AND EXCHANGE
COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended January 5, 2008

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

Telephone: (415) 715-3900

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act).  ☐ Large accelerated filer  ☒ Accelerated filer  ☐ Non - accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act).
☐ Yes ☒ No

The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding as of January 31, 2008 was 88,819,967.

bebe stores, inc.

PART I.       FINANCIAL INFORMATION

ITEM 1.       Condensed Consolidated Financial Statements

bebe stores, inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(unaudited)

	As of	As of	As of
	January 5,	July 7,	December 30,
	2008	2007 (a)	2006

Assets:
Current assets:
Cash and equivalents	$69,395	$65,603	$67,461
Short term marketable securities	296,050	327,100	314,467
Receivables (net of allowance of $1,171, $1,094 and $1,015)	8,435	6,720	8,376
Inventories	46,242	44,064	46,343
Deferred income taxes, net	9,070	9,068	—
Prepaid and other	10,631	13,314	14,212
Total current assets	439,823	465,869	450,859
Property and equipment, net	123,611	116,595	102,557
Deferred income taxes, net	25,258	20,330	—
Other assets	4,194	4,234	17,879
Total assets	$592,886	$607,028	$571,295

Liabilities and Shareholders’ Equity:
Current liabilities:
Accounts payable	$24,609	$28,052	$36,842
Accrued liabilities	39,573	33,982	34,323
Income taxes payable	2,154	—	—
Current portion of capital leases	150	223	224
Total current liabilities	66,486	62,257	71,389
Long term portion of capital leases	—	38	150
Deferred rent and other lease incentives	43,484	40,143	36,708
Uncertain tax positions	5,353	—	—
Total liabilities	115,323	102,438	108,247

Commitments and contingencies	—	—	—

Shareholders’ equity:
Preferred stock-authorized 1,000,000 shares at $0.001 par value per share; no shares issued and outstanding	—	—	—
Common stock-authorized 135,000,000 shares at $0.001 par value per share; issued and outstanding 88,815,825, 93,543,604 and 93,002,916 shares	89	94	93
Additional paid-in capital	135,393	126,744	116,056
Accumulated other comprehensive income	11,482	9,139	1,530
Retained earnings	330,599	368,613	345,369
Total shareholders’ equity	477,563	504,590	463,048
Total liabilities and shareholders’ equity	592,886	$607,028	$571,295

See accompanying notes to condensed consolidated financial statements.

(a) Derived from audited financial statements.

bebe stores, inc.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	January 5,	December 30,	January 5,	December 30,
	2008	2006	2008	2006

Net sales	$203,329	$196,802	$364,411	$353,861
Cost of sales, including production and occupancy	109,328	102,457	193,896	180,229

Gross margin	94,001	94,345	170,515	173,632
Selling, general and administrative expenses	62,755	58,948	118,935	109,239

Operating income	31,246	35,397	51,580	64,393
Interest and other income, net	4,058	2,497	7,753	5,670

Income before income taxes	35,304	37,894	59,333	70,063
Income tax provision	11,936	13,621	20,587	25,363

Net income	$23,368	$24,273	$38,746	$44,700

Basic earnings per share	$0.26	$0.26	$0.43	$0.48
Diluted earnings per share	$0.26	$0.26	$0.42	$0.47

Basic weighted average shares outstanding	88,712	92,833	90,697	92,406
Diluted weighted average shares outstanding	90,167	95,184	92,173	94,835

See accompanying notes to condensed consolidated financial statements.

bebe stores, inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Six Months Ended
	January 5,	December 30,
	2008	2006

Cash flows from operating income:
Net income	$38,746	$44,700
Adjustments to reconcile net income to cash provided by operating activities

Non-cash compensation expense	6,238	5,034
Depreciation and amotization	10,947	9,412
Net loss on disposal of property	42	3
Deferred rent and other lease incentives	3,280	3,364
Deferred income taxes	(1,860)	(1,289)
Changes in operating assets and liabilities:
Receivables	(2,855)	(1,222)
Inventories	(2,106)	(4,290)
Prepaid expenses and other	4,452	(576)
Accounts payable	(3,821)	13,904
Accrued liabilities	12,245	4,888
Net cash provided by operating activities	65,308	73,928

Cash flows from investing activities:
Purchase of property and equipment	(18,563)	(18,755)
Purchase of marketable securities	(245,775)	(183,595)
Proceeds from sales of marketable securities	276,825	157,945
Net cash provided (used) by investing activities	12,487	(44,405)

Cash flows from financing activities:
Net proceeds from issuance of common stock	1,979	8,631
Purchase of common stock	(66,950)	—
Excess of tax benefit from options exercised	594	6,624
Cash dividends paid	(13,795)	(13,865)
Other	(111)	(136)
Net cash provided (used) by financing activities	(78,283)	1,254

Net increase (decrease) in cash and cash equivalents	(488)	30,777
Effect of exchange rate changes on cash	4,280	(1,972)
Cash and equivalents:
Beginning of period	65,603	38,656
End of period	$69,395	$67,461

See accompanying notes to condensed consolidated financial statements.

bebe stores, inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

INTERIM FINANCIAL STATEMENTS

The accompanying condensed consolidated balance sheets of bebe stores, inc. (the “Company”) as of January 5, 2008, July 7, 2007 and December 30, 2006, the condensed consolidated statements of income for the three and six months ended January 5, 2008 and December 30, 2006 and the condensed consolidated statements of cash flows for the six months ended January 5, 2008 and December 30, 2006 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X, without audit. Accordingly, they do not include all of the information required by accounting principles generally accepted in the United States of America for annual financial statements. Therefore, these condensed consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended July 7, 2007.

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

The three month periods ended January 5, 2008 and December 30, 2006 both included 13 weeks.  The six month periods ended January 5, 2008 and December 30, 2006 both included 26 weeks.

INVENTORIES

The Company’s inventories consist of:

	As of
	January 5,	July 7,	December 30,
	2008	2007	2006
	(In thousands)
Raw materials	$7,558	$7,136	$9,723
Merchandise available for sale	38,684	36,928	36,620
Inventories	$46,242	$44,064	$46,343

EARNINGS PER SHARE

Basic earnings per share is computed as net earnings divided by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur from common shares issuable through the exercise of dilutive stock options.

The following is a reconciliation of the number of shares used in the basic and diluted earnings per share computations:

	Three Months Ended		Six Months Ended
	January 5, 2008	December 30, 2006	January 5, 2008	December 30, 2006
	(In thousands)		(In thousands)
Basic weighted average number of shares outstanding	88,712	92,833	90,697	92,406
Incremental shares from the assumed issuance of stock options	1,455	2,351	1,476	2,429

Diluted weighted average number of shares outstanding	90,167	95,184	92,173	94,835

The number of incremental shares from the assumed issuance of stock options is calculated applying the treasury stock method.

Excluded from the computation of the number of diluted weighted average shares outstanding were options of 2,989,000, and 1,345,000 for the three months ended January 5, 2008 and December 30, 2006, respectively, and 2,657,000, and 1,424,000 for the six months ended January 5, 2008 and December 30, 2006, respectively, which in each case would have been anti-dilutive.

COMMON STOCK PURCHASES

On September 13, 2007, the Company entered into an agreement with the Company’s former Vice Chairperson Neda Mashouf to purchase 5 million shares of its outstanding common stock beneficially owned by Ms. Mashouf at a price per share of $13.39, an aggregate purchase price of $66,950,000. The Company completed the purchase and retired the shares during the first quarter of fiscal 2008.

COMPREHENSIVE INCOME

Comprehensive income consists of net income and other comprehensive income (income, expenses, gains and losses that bypass the income statement and are reported directly as a separate component of equity).  The Company’s comprehensive income consists of net income and foreign currency translation adjustments for all periods presented.

	Three Months Ended		Six Months Ended
	January 5, 2008	December 30, 2006	January 5, 2008	December 30, 2006
	(In thousands)
Net income	$23,368	$24,273	$38,746	$44,700
Other comprehensive income	(699)	(881)	2,343	(887)

Total comprehensive income	$22,669	$23,392	$41,089	$43,813

CREDIT FACILITIES

The Company has an unsecured commercial line of credit agreement with a bank, which provides for borrowings and issuance of letters of credit up to a combined total of $25 million and expires on March 31, 2009. The outstanding balance bears interest at either the bank’s reference rate (which was 7.25% as of January 5, 2008) or the LIBOR rate plus 1.75 percentage points. As of January 5, 2008, there were no outstanding borrowings, and there was $1.6 million outstanding in letters of credit.

This credit facility requires the Company to comply with certain financial covenants, including amounts for minimum tangible net worth, unencumbered liquid assets and profitability, and certain restrictions on making loans and investments.

STOCK BASED COMPENSATION

The 1997 Stock Plan as amended (the “Stock Plan”) provides for the grant of incentive stock options, non-qualified stock options, stock purchase rights, stock awards and restricted stock units. Although the Stock Plan allows for stock options and related awards to be granted at prices below fair market value, the Company has historically granted such options at the fair market value of the stock on the date of grant.  Stock options and related awards have a maximum term of ten years.  Options and restricted stock units granted to employees and options granted to Directors generally vest over four years with 20% of the award vested in each of the first and second years, and 30% vested in each of the remaining two years.  Restricted stock units awarded to Directors generally vest over a period of one year from the date of grant.  As of January 5, 2008, the Company has reserved 7,441,316 shares of common stock for issuance under the Stock Plan and there were 610,163 shares available for future grant.

The Company accounts for share-based compensation under the provisions of SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”), which requires share-based payment compensation related to stock options to be measured based on the estimated fair value at the date of grant using an option pricing model.

The Company recognized share-based compensation expense of $3.3 million and $2.7 million in the three months ended January 5, 2008 and December 30, 2006, respectively, as a component of selling, general and administrative expenses. The Company recognized share-based compensation expense of $6.3 million and $5.0 million in the six months ended January 5, 2008 and December 30, 2006, respectively.  As of January 5, 2008, there was $9.3 million (before any related tax benefit) of total unrecognized compensation cost related to nonvested share-based compensation that is expected to be recognized over a weighted-average period of 2.9 years.

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

The following table presents the weighted average assumptions used in the option pricing model for the stock options granted in the three and six months ended January 5, 2008 and December 30, 2006:

	Three Months Ended		Six Months Ended
	January 5,	December 30,	January 5,	December 30,
	2008	2006	2008	2006
Expected dividend rate	1.7%	1.0%	1.4%	0.9%
Volatility	48.2%	48.6%	46.9%	49.3%
Risk-free interest rate	3.9%	4.6%	4.0%	4.7%
Expected lives (years)	4.3	4.1	4.3	4.1
Fair value per option granted	$5.18	$9.56	$5.29	$9.26

The following table summarizes stock option activity during the six months ended January 5, 2008:

	Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)
Outstanding, July 7, 2007	6,098	$11.95
Granted	1,213	13.29
Exercised	(259)	7.47
Cancelled	(239)	17.15

Outstanding, January 5, 2008	6,813	$12.18	7.17	$20,210

Exercisable, January 5, 2008	4,091	$9.80	6.12	$18,590

Intrinsic value for stock options is defined as the difference between the current market value and the grant price. For the three months and six months ended January 5, 2008, the total intrinsic value of stock options exercised was $1.2 million and $1.7 million, respectively. Cash received from stock options exercised during the three and six months ended January 5, 2008 was $1.6 million and $1.9 million, respectively, and the actual tax benefit realized for tax deductions from stock options exercised totaled $0.4 million and $0.6 million, respectively.

The following table summarizes restricted stock unit activity during the six months ended January 5, 2008:

	Shares	Weighted Average Grant Date Fair Value Per Share
	(In thousands)
Nonvested, July 7, 2007	67	$17.23
Granted	33	$13.16
Vested	(10)	$21.34
Cancelled	(2)	$20.60
Nonvested, January 5, 2008	88	$16.42

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

The Company could be subject to Federal and state tax examinations for years 2002 and forward. The Company may also be subject to audits in Canada for years 2000 and forward. The Company is currently under state income tax audit in Arizona and Michigan and expects the commencement of certain state tax audits in the near term.  At this time, the Company does not believe that the outcome of any examination will have a material impact on the Company’s financial statements.

As of July 8, 2007, the total amount of unrecognized tax benefits was approximately $5.2 million, and there has been no material change to the amount of unrecognized tax benefits as of that date. The Company currently does not expect significant changes related to unrecognized tax benefits through July 5, 2008.

LEGAL MATTERS

A former employee sued bebe, purportedly on behalf of a class of all hourly, non-managerial employees similarly situated, in a complaint filed on April 28, 2005 in the United States District Court for the Northern District of California (case no. C050177) alleging violations under the Fair Labor Standards Act, specifically that bebe obligated her to buy and wear its brand clothing as a uniform, without reimbursement or credit, and the net effect of deducting the value of such required purchases from her wages would often result in her not being paid minimum wages. The lawsuit seeks compensatory, statutory and injunctive relief. On January 25, 2008, the Court preliminarily approved the confidential settlement we previously reached in this case and we are moving forward with class notification.  We have accrued an amount that we believe reasonably estimates the potential liability, which does not have a material impact on our financial position or results of operations.

A former employee sued bebe in a complaint filed July 27, 2006 in the Superior Court of California, San Mateo County (case no. CIV 456550) alleging a failure to pay all wages, failure to pay overtime wages, failure to pay minimum wages, failure to provide meal periods, violation of Labor Code §450, violation of Labor Code §2802 and California Code of Regulations §11040(9)(A), statutory wage violations (late payment of wages), unlawful business practices under Business and Professions Code §16720 and §17200, conversion of wages and violation of Civil Code §52.1. The plaintiff purports to bring the action also on behalf of current and former California bebe employees who are similarly situated. The lawsuit seeks compensatory, statutory, punitive, restitution and injunctive relief. We reported last quarter discovery had been postponed; it is now anticipated that discovery will resume shortly. The Court has set a hearing for June, 2008 regarding whether class certification would be appropriate.

The previously reported complaint filed by a former employee on July 24, 2007 in the Superior Court of California, Orange County (case no. 07CC08220) alleging a failure to pay overtime wages, failure to provide for meal and rest breaks, and unfair business practices has been dismissed with no liability to us.

A former employee sued bebe in a complaint filed September 20, 2007 in the United States District Court for the District of New Jersey (case no. 07-cv-4514 (D.N.J.)) alleging various state and federal statutory breaches based on a failure to pay all wages, including overtime wages and bonus, failure to provide and/or pay for meal and rest break periods, failure to credit vacation time and other benefits and retaliation, wrongful termination, breach of contract, breach of covenant of good faith and fair dealing, and unjust enrichment.  Plaintiff purports to bring the action on behalf of current and former store management employees who are or were similarly situated.  The complaint seeks compensatory, statutory and punitive damages and equitable relief.  We filed our answer in January 2008 and the matter is in the pre-discovery stage.

A customer sued the company in a complaint filed December 14, 2006 in the Superior Court of Contra Costa County (case no. C06-02630) alleging that we utilized a certain type of preprinted credit card form in a return transaction in violation of California Civil Code §1747.08. The plaintiff purports to bring the action also on behalf of other customers who are similarly situated.  The lawsuit seeks compensatory, statutory, and injunctive relief.  This matter is in the discovery stage.

On February 9, 2007, a customer, purportedly on behalf of other customers similarly situated, filed suit against bebe in the Central District of California (case no. CV-07-0972) alleging we violated the Fair Credit Reporting Act (the “FCRA”) by printing on receipts more than the last five digits of the credit or debit card numbers and/or the expiration date. The suit seeks statutory and punitive damages, attorney’s fees and injunctive relief. On October 11, 2007, the Court stayed this case in its entirety pending the outcome of an interlocutory appeal in the Ninth Circuit Court of Appeals involving class certification issues in a similar FCRA action entitled, Soualian v. International Coffee and Tea, LLC, Case No. CV-07-00502-RGK, United States District Court for the Central District of California, Appellate Case No. 07-56377.

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

We market our products under the bebe, BEBE SPORT, bbsp and bebe O brand names through our 290 retail stores, of which 208 are bebe stores, 61 are BEBE SPORT stores, 20 are bebe outlet stores and 1 is a bebe accessories store as of January 5, 2008. These stores are located in 35 states, the District of Columbia, Puerto Rico, the U.S. Virgin Islands and Canada. In addition, we have an on-line store at www.bebe.com and our licensees operate 19 international stores, including shop in shops. During the three months ended January 5, 2008, we opened 11 stores, including 6 bebe stores and 5 BEBE SPORT stores.  During the six months ended January 5, 2008, we opened 17 stores, including 10 bebe stores and 7 BEBE SPORT stores.  We expect to open approximately 35 stores, including approximately 19 bebe stores, 9 BEBE SPORT stores and 7 bebe outlet stores during our fiscal 2008. During fiscal 2008, we anticipate closing up to 4 stores. We also plan to renovate 2 existing stores and relocate or expand 7 existing stores, resulting in square footage growth of approximately 14%.

bebe stores.  We were founded by Manny Mashouf, Chairman of the Board. We opened our first store in San Francisco, California in 1976, which was also the year we incorporated.

BEBE SPORT. We launched BEBE SPORT during fiscal 2003 to address the performance and active lifestyle needs of the bebe customer.

bebe outlets.  We utilize the outlets as a clearance vehicle for merchandise from our retail stores. In addition, the inventory includes a strong presentation of bebe logo merchandise and special cuts produced under the bebe O label exclusively for the outlet stores.  In the last quarter of 2008, we plan to open 7 new outlet stores under the new name 2b bebe and will continue to offer a selection of bebe logo product, bebe sale consolidations and an expanded assortment of product made exclusively for our outlet stores under the new name 2b bebe.

On-line. bebe.com is an extension of the bebe store experience and provides a complete assortment of bebe and BEBE SPORT merchandise. It is also used as an advertising vehicle to communicate with our customers.  We are currently able to ship to customers in the United States and Canada.

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

We record a reserve for estimated product returns based on historical return trends. As of January 5, 2008 and December 30, 2006, the reserve was $1,898,000 and $1,728,000, respectively. If actual returns are greater than those projected, additional sales returns may be recorded in the future.

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

Long-lived assets. We review long-lived assets for impairment whenever events or changes in circumstances, such as store closures or poor performing stores, indicate that the carrying value of an asset may not be recoverable. If the undiscounted cash flows from the long-lived assets are less than the carrying value we record an impairment charge equal to the difference between the carrying value and the asset’s fair value. In addition, at the time a decision is made to close a store, we record an impairment charge, if appropriate, or accelerate depreciation over the revised useful life of the asset. Historically, our impairment charges have been immaterial.  During the six months ended January 5, 2008 and December 30, 2006 we recorded $42,000 and $0, respectively, of impairment charges.  We believe at this time that the long-lived assets’ carrying values and useful lives continue to be appropriate.

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

RESULTS OF OPERATIONS

Our fiscal year is a 52 or 53 week period, each period ending on the first Saturday after June 30.  Fiscal years 2008 and 2007 include 52 weeks and 53 weeks, respectively.  The three months ended January 5, 2008 and December 30, 2006 both include 13 weeks.  The six months ended January 5, 2008 and December 30, 2006 both include 26 weeks.

The following table sets forth certain financial data as a percentage of net sales for the periods indicated:

	Three Months Ended		Six Months Ended
	January 5,	December 30,	January 5,	December 30,
	2008	2006	2008	2006

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales, including production and occupancy (1)	53.8	52.1	53.2	50.9

Gross margin	46.2	47.9	46.8	49.1
Selling, general and administrative expenses (2)	30.9	30.0	32.6	30.9

Operating income	15.3	17.9	14.2	18.2
Interest and other income, net	2.0	1.3	2.1	1.6

Income before income taxes	17.3	19.2	16.3	19.8
Provision for income taxes	5.9	6.9	5.6	7.2

Net income	11.4%	12.3%	10.7%	12.6%

(1)                                 Cost of sales includes the cost of merchandise, occupancy costs, distribution center and production costs.

(2)                                 Selling, general and administrative expenses primarily consist of non-occupancy store costs, corporate overhead and advertising costs.

Net Sales. Net sales increased to $203.3 million during the three months ended January 5, 2008 from $196.8 million for the comparable period of the prior year, an increase of $6.5 million, or 3.3%. The increase in sales was primarily due to a $16.9 million increase in sales for stores not included in the comparable store sales base, a $2.2 million increase in on-line sales, a $1.2 million increase in wholesale sales to international licensees and a $0.4 million decrease in deferred loyalty revenue.  The increase was partially offset by a 7.9% decrease in comparable store sales totaling $14.1 million during the three months ended January 5, 2008 as compared to the same period in the prior year.

 For the six months ended January 5, 2008, net sales increased to $364.4 million from $353.9 million for the comparable period of the prior year, an increase of $10.5 million, or 3.0%. The increase in sales was primarily due to a $30.5 million increase in sales for stores not included in the comparable store sales base, a $3.7 million increase in on-line sales, a $2.6 million increase in wholesale sales to international licensees and a $0.7 million decrease in deferred loyalty revenue.  The increase was partially offset by an 8.5% decrease in comparable store sales totaling $27.2 million during the six months ended January 5, 2008 as compared to the same period in the prior year.

	Three Months Ended		Six Months Ended
	January 5,	December 30,	January 5,	December 30,
	2008	2006	2008	2006

Net sales (In thousands)	$203,329	$196,802	$364,411	$353,861

Total net sales increase percentage	3.3%	17.2%	3.0%	20.3%

Comparable store sales increase (decrease) percentage	(7.9)%	5.5%	(8.5)%	8.6%

Net sales per average square foot (1)	$195	$214	$353	$388

Square footage at end of period (In thousands)	1,051	937	1,051	937

Number of store locations:
Beginning of period	279	248	273	242
New store locations	11	10	17	16
Closed store locations	0	0	0	0
Number of stores open at end of period	290	258	290	258

(1)  We calculate net sales per average square foot using net store sales and a monthly average store square footage.

Gross Margin. Gross margin decreased to $94.0 million during the three months ended January 5, 2008 from $94.3 million for the comparable period of the prior year, a decrease of $0.3 million, or 0.3%. As a percentage of net sales, gross margin decreased to 46.2% for the three months ended January 5, 2008 from 47.9% in the comparable period of the prior year.  The decrease in gross margin as a percentage of net sales resulted primarily due to higher markdowns and unfavorable occupancy leverage, partially offset by a reduction in raw material reserves.

For the six months ended January 5, 2008, gross margin decreased to $170.5 million from $173.6 million for the comparable period of the prior year, a decrease of $3.1 million, or 1.8%. As a percentage of net sales, gross margin decreased to 46.8% for the six months ended January 5, 2008 from 49.1% in the comparable period of the prior year.  The decrease in gross margin as a percentage of net sales resulted primarily due to higher markdowns and unfavorable occupancy leverage, partially offset by a reduction in raw material reserves.

Selling, General and Administrative Expenses. Selling, general and administrative expenses, which primarily consist of non-occupancy store costs, corporate overhead and advertising costs, increased to $62.8 million during the three months ended January 5, 2008 from $58.9 million for the comparable period of the prior year, an increase of $3.9 million, or 6.6%. As a percentage of net sales, these expenses increased to 30.9% during the three months from 30.0% in the comparable period of the prior year.  The increase in selling, general and administrative expenses as a percentage of net sales from the prior year of 0.9% was primarily due to a $2.7 million increase in total compensation expense including stock based compensation and the recording of a small provision for bonuses in the current year verses a reversal of the bonus accrual in the prior year partially offset by lower advertising.

Selling, general and administrative expenses increased to $118.9 million during the six months ended January 5, 2008 from $109.2 million for the comparable period of the prior year, an increase of $9.7 million, or 8.9%. As a percentage of net sales, these expenses increased to 32.6% during the six months from 30.9% in the comparable period of the prior year.  The increase as a percentage of net sales from the prior year of 1.7% was primarily due to a $5.4 million increase in total compensation expense, including stock based compensation.

Interest and Other Income, Net. We generated approximately $4.1 million of interest and other income (net of other expenses) during the three months ended January 5, 2008 compared to approximately $2.5 million in the comparable period of the prior year. The increase was primarily the result of higher interest rates on our tax-exempt investments.

For the six months ended January 5, 2008, we generated approximately $7.8 million of interest and other income (net of other expenses), compared to $5.7 million in the comparable period of the prior year.  The increase was primarily the result of higher interest rates on our tax-exempt investments.

Provision for Income Taxes. Our effective tax rate decreased to 33.8% for the three months ended January 5, 2008 from 35.9% for the comparable period in the prior year primarily due to an increase in tax-exempt interest income as a percent of total pretax income and an  increase in our allowable domestic manufacturing deduction.

For the six months ended January 5, 2008, our effective tax rate decreased to 34.7% from 36.2% for the comparable period in the prior year primarily due to an increase in tax-exempt interest income as a percentage of total pretax income and an increase in our allowable domestic manufacturing deduction.

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

LIQUIDITY AND CAPITAL RESOURCES

Our working capital requirements vary widely throughout the year and generally peak during the first and second fiscal quarters. At January 5, 2008, we had approximately $365.4 million of cash and equivalents and short-term marketable securities on hand. In addition, we had a revolving line of credit, under which we could borrow or issue letters of credit up to a combined total of $25 million. As of January 5, 2008, there were no cash borrowings outstanding under the line of credit, and letters of credit outstanding totaled $1.6 million.

Net cash provided by operating activities for the six months ended January 5, 2008 was $65.3 million versus $73.9 million for the six months ended December 30, 2006. Cash provided by operating activities for the period was primarily generated by net income of $38.7 million adjusted for stock compensation of $6.2 million, depreciation of $10.9 million, deferred rent of $3.3 million and deferred income taxes of $1.9 million, as well as changes in working capital. The changes in working capital were primarily due to an increase in accrued liabilities of $12.2 million and a decrease in prepaid expenses and other assets of $4.5 million, primarily as a result of the timing of tax payments, partially offset by a decrease in accounts payable of $3.8 million, an increase in inventory of $2.1 million and an increase in accounts receivable of $2.9 million.

Net cash provided by investing activities for the six months ended January 5, 2008 was $12.5 million versus net cash used by investing activities of $44.4 million for the six months ended December 30, 2006.  Cash provided by investing activities for the period was primarily due to the sales of marketable securities of $276.8 million, partially offset by purchases of marketable securities of $245.8 million and capital expenditures of $18.6 million related to the opening of new stores.  We opened 17 new stores in the six months ended January 5, 2008 and expect to open approximately 35 stores during fiscal 2008.  We estimate that total capital expenditures will be approximately $45 million in fiscal 2008.

Net cash used by financing activities was $78.3 million for the six months ended January 5, 2008 versus net cash provided by financing activities of $1.3 million for the six months ended December 30, 2006.  Cash used by financing activities for the six months was primarily due to the purchase of 5 million shares of our outstanding common stock totaling $66.9 million and payments of quarterly dividends for the fourth quarter of fiscal 2007 and the first and second quarters of fiscal 2008 totaling $13.8 million, partially offset by proceeds received from stock option exercises of $2.0 million and the related tax benefit of $0.6 million.

During our first quarter of fiscal 2008, we entered into an agreement with our former Vice Chairperson Neda Mashouf to purchase 5 million shares of our common stock beneficially owned by Ms. Mashouf at a price per share of $13.39, an aggregate purchase price of $66,950,000.  We may purchase additional shares from Ms. Mashouf or other shareholders in the future.

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

Interest Rate Risk

We currently maintain a portfolio of variable interest rate investments consisting of cash equivalents and short-term marketable securities.  Marketable securities consist of closed-end variable interest rate funds that invest primarily in tax-exempt municipal bonds.  Due to the variable nature of these investments, their value is typically not subject to market rate changes.  According to our investment policy, we may invest in taxable and tax-exempt instruments.  In addition, the policy establishes limits on credit quality, maturity, issuer and type of instrument. Marketable securities are classified as “available for sale”.  We do not use derivative financial instruments in our investment portfolio.

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

The following table lists our cash equivalents and short-term marketable securities at January 5, 2008:

	Book Value	Fair Value
	(Dollars in thousands)
Cash equivalents	$41,760	$41,760
Weighted average interest rate (1)	4.00%
Short-term marketable securities	296,050	296,050
Weighted average interest rate (1)	5.59%
Total	$337,810	$337,810

(1)  Represents the weighted average interest rate for tax-exempt municipal bonds, municipal preferreds, corporate preferreds and taxable and tax-exempt institutional money market instruments.

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

There has been no change in our internal control over financial reporting during the quarter ended January 5, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

4. If we are not able to successfully develop new concepts, including BEBE SPORT and 2b bebe, our revenue base and earnings may be impaired. From time to time, we may pursue new concepts.  If the BEBE SPORT and 2b bebe or other new concepts are not successful, our financial condition may be harmed.

5. We cannot assure you that future store openings will be successful, and new store openings may impact existing stores. We expect to open approximately 35 stores in fiscal 2008, of which 19 will be bebe stores, 9 will be BEBE SPORT stores and 7 will be 2b bebe stores. We cannot assure you that the stores that we plan to open in fiscal 2008, or any other stores that we might open in the future, will be successful or that our overall operating profit will increase as a result of opening these stores. During fiscal 2008 we anticipate closing up to 4 stores. For fiscal 2008, we plan to grow our operations primarily through the opening of new stores. Most of our new store openings in fiscal 2008 will be in existing markets. These openings may affect the existing stores’ net sales and profitability. Our failure to predict accurately the demographic or retail environment at any future store location could have a material adverse effect on our business, financial condition and results of operations.

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

6. We are subject to risks associated with our online sales. We operate an on-line store at www.bebe.com to sell our merchandise. Although our online sales encompass a relatively small percentage of our total sales, our on-line operations are subject to numerous risks, including unanticipated operating problems, reliance on third-party computer hardware and software providers. The on-line operations also involve other risks that could have an impact on our results of operations including but not limited to diversion of sales from our stores, rapid technological change, liability for online content, security breaches, consumer privacy concerns, credit card fraud, and risks related to the failure of the computer systems that operate the website and its related support systems. In addition, given our use of a third party platform, we do not have direct control of certain aspects of our on-line business. We cannot assure you that our on-line store will continue to achieve sales and profitability growth or even remain at its current level.

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

RISKS RELATING TO OUR COMMON STOCK:

1. Our stock price may fluctuate because of the relatively low number of shares that can be publicly traded. The vast majority of our outstanding shares of our common stock are subject to trading restrictions. As of January 5, 2008, of the approximately  89,000,000 shares of our common stock then outstanding, approximately 27,000,000 shares were available to be publicly traded, and as a result, our stock price is vulnerable to market swings due to large purchases, sales and short sales of our common stock.

2. Because Manny Mashouf beneficially owns a substantial portion of the outstanding shares, other shareholders may not be able to influence the direction the company takes. As of January 31, 2008, Manny Mashouf, the Chairman of the Board, beneficially owned approximately 56% of the outstanding shares of our common stock. As a result, he can control the election of directors and the outcome of all issues submitted to the shareholders. This may make it more difficult for a third party to acquire shares, may discourage acquisition bids, and could limit the price that certain investors might be willing to pay for shares of common stock. This concentration of stock ownership may have the effect of delaying, deferring or preventing a change in control of our company.

3. Our significant shareholders hold a substantial portion of our stock which may result in the trading volatility or may adversely affect our common stock. As of  January 31, 2008, Ms. Neda Mashouf currently owned approximately 13% of the outstanding shares of our common stock. As a result, any change in ownership of a significant portion of these shares, including sales by Ms. Mashouf, may result in trading volatility in our common stock or may adversely affect our stock price.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our annual meeting of shareholders at our headquarters in Brisbane, California on November 16, 2007.  Of the 93,607,770 shares outstanding as of the record date, 90,608,035 shares were represented by proxy at the meeting.

At the meeting, our shareholders voted on and approved the following matters:

(1)   Proposal to elect six directors to hold office for a one-year term and until their successors are elected:

	For	Withheld

Barbara Bass	90,237,392	370,643
Cynthia Cohen	89,959,213	648,822
Corrado Federico	89,760,685	847,350
Manny Mashouf	90,018,347	589,688
Gregory Scott	90,025,154	582,881
Caden Wang	90,238,234	369,801

(2)  Proposal to ratify the appointment of Deloitte & Touche LLP as our independent auditors for the fiscal year ending July 5, 2008.

For	Against	Abstain

90,052,186	431,216	124,633

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

Dated February 14, 2008

bebe stores, inc.

/s/ Walter Parks
Walter Parks, Chief Operating Officer and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

31.1	Section 302 Certification of Chief Executive Officer
31.2	Section 302 Certification of Chief Financial Officer
32.1	Section 906 Certification of Chief Executive Officer
32.2	Section 906 Certification of Chief Financial Officer