Form 10-Q
period 2008-04-05
bebe stores, inc.
filed 2008-05-15
CIK 1059272

UNITED STATES
SECURITIES AND EXCHANGE
COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended April 5, 2008

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

Telephone: (415) 715-3900

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒  Yes☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act).

  ☐ Yes  ☒ No

The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding as of April 30, 2008 was 88,851,830.

bebe stores, inc.

PART I.         FINANCIAL INFORMATION

ITEM 1.          Condensed Consolidated Financial Statements

bebe stores, inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(unaudited)

	As of	As of	As of
	April 5,	July 7,	April 7,
	2008	2007 (a)	2007

Assets:
Current assets:
Cash and equivalents	$83,458	$65,603	$50,600
Short term marketable securities	13,400	327,100	313,146
Receivables (net of allowance of $1,168, $1,094 and $1,052)	11,304	6,720	8,911
Inventories	44,624	44,064	43,504
Deferred income taxes, net	9,070	9,068	—
Prepaid and other	18,968	13,314	31,856
Total current assets	180,824	465,869	448,017
Long term investments	250,503	—	—
Property and equipment, net	126,243	116,595	107,925
Deferred income taxes, net	24,131	20,330	—
Other assets	4,297	4,234	19,081
Total assets	$585,998	$607,028	$575,023

Liabilities and Shareholders’ Equity:
Current liabilities:
Accounts payable	$26,448	$28,052	$27,934
Accrued liabilities	36,373	33,982	31,634
Current portion of capital leases	94	223	221
Total current liabilities	62,915	62,257	59,789
Long term portion of capital leases	—	38	94
Deferred rent and other lease incentives	45,475	40,143	38,909
Uncertain tax positions	2,907	—	—
Total liabilities	111,297	102,438	98,792

Commitments and contingencies	—	—	—

Shareholders’ equity:
Preferred stock-authorized 1,000,000 shares at $0.001 par value per share; no shares issued and outstanding	—	—	—
Common stock-authorized 135,000,000 shares at $0.001 par value per share; issued and outstanding 88,850,749, 93,543,604 and 93,184,225 shares	89	94	93
Additional paid-in capital	137,922	126,744	120,715
Accumulated other comprehensive income	1,800	9,139	1,788
Retained earnings	334,890	368,613	353,635
Total shareholders’ equity	474,701	504,590	476,231
Total liabilities and shareholders’ equity	$585,998	$607,028	$575,023

 (a) Derived from audited financial statements.

See accompanying notes to condensed consolidated financial statements.

bebe stores, inc.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	April 5,	April 7,	April 5,	April 7,
	2008	2007	2008	2007

Net sales	$151,729	$154,354	$516,140	$508,215
Cost of sales, including production and occupancy	85,385	84,502	279,282	264,731

Gross margin	66,344	69,852	236,858	243,484
Selling, general and administrative expenses	59,002	54,126	177,937	163,365

Operating income	7,342	15,726	58,921	80,119
Interest and other income, net	5,225	4,430	12,979	10,099

Income before income taxes	12,567	20,156	71,900	90,218
Income tax provision	4,219	7,228	24,805	32,591

Net income	$8,348	$12,928	$47,095	$57,627

Basic earnings per share	$0.09	$0.14	$0.52	$0.62
Diluted earnings per share	$0.09	$0.14	$0.51	$0.61

Basic weighted average shares outstanding	88,833	93,069	90,077	92,638
Diluted weighted average shares outstanding	90,115	94,989	91,473	94,914

See accompanying notes to condensed consolidated financial statements.

bebe stores, inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Nine Months Ended
	April 5,	April 7,
	2008	2007

Cash flows from operating income:
Net income	$47,095	$57,627
Adjustments to reconcile net income to cash provided by operating activities
Non-cash compensation expense	8,482	7,846
Depreciation and amortization	16,865	14,673
Net loss on disposal of property	820	435
Deferred rent and other lease incentives	5,285	5,553
Deferred income taxes	(2,363)	(1,739)
Changes in operating assets and liabilities:
Receivables	(5,114)	(3,751)
Inventories	(504)	(1,403)
Prepaid expenses and other	(5,997)	(19,021)
Accounts payable	(1,866)	4,995
Accrued liabilities	2,046	(2,551)
Net cash provided by operating activities	64,749	62,664

Cash flows from investing activities:
Purchase of property and equipment	(27,546)	(29,627)
Purchase of marketable securities	(336,950)	(292,120)
Proceeds from sales of marketable securities	392,975	267,845
Net cash provided (used) by investing activities	28,479	(53,902)

Cash flows from financing activities:
Net proceeds from issuance of common stock	2,232	9,694
Purchase of common stock	(66,950)	—
Excess of tax benefit from options exercised	632	7,408
Cash dividends paid	(13,795)	(13,865)
Other	(167)	(195)
Net cash provided (used) by financing activities	(78,048)	3,042

Net increase in cash and cash equivalents	15,180	11,804
Effect of exchange rate changes on cash	2,675	140
Cash and equivalents:
Beginning of period	65,603	38,656
End of period	$83,458	$50,600

See accompanying notes to condensed consolidated financial statements.

bebe stores, inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

INTERIM FINANCIAL STATEMENTS

The accompanying condensed consolidated balance sheets of bebe stores, inc. (the “Company”) as of April 5, 2008, July 7, 2007 and April 7, 2007, the condensed consolidated statements of income for the three and nine months ended April 5, 2008 and April 7, 2007 and the condensed consolidated statements of cash flows for the nine months ended April 5, 2008 and April 7, 2007 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X, without audit. Accordingly, they do not include all of the information required by accounting principles generally accepted in the United States of America for annual financial statements. Therefore, these condensed consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended July 7, 2007.

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

The three month periods ended April 5, 2008 and April 7, 2007 included 13 weeks and 14 weeks, respectively.  The nine month periods ended April 5, 2008 and April 7, 2007 included 39 weeks and 40 weeks, respectively.

INVENTORIES

The Company’s inventories consist of:

	As of
	April 5,	July 7,	April 7,
	2008	2007	2007
	(In thousands)
Raw materials	$5,903	$7,136	$8,106
Merchandise available for sale	38,721	36,928	35,398
Inventories	$44,624	$44,064	$43,504

EARNINGS PER SHARE

Basic earnings per share is computed as net earnings divided by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur from common shares issuable through the exercise of dilutive stock options.

The following is a reconciliation of the number of shares used in the basic and diluted earnings per share computations:

	Three Months Ended		Nine Months Ended
	April 5, 2008	April 7, 2007	April 5, 2008	April 7, 2007
	(In thousands)		(In thousands)
Basic weighted average number of shares outstanding	88,833	93,069	90,077	92,638
Incremental shares from the assumed issuance of stock options	1,282	1,920	1,396	2,276
Diluted weighted average number of shares outstanding	90,115	94,989	91,473	94,914

The number of incremental shares from the assumed issuance of stock options is calculated applying the treasury stock method.

Excluded from the computation of the number of diluted weighted average shares outstanding were options of 3,143,000, and 1,903,000 for the three months ended April 5, 2008 and April 7, 2007, respectively, and 2,793,000, and 1,559,000 for the nine months ended April 5, 2008 and April 7, 2007, respectively, which in each case would have been anti-dilutive.

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

COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) consists of net income and other comprehensive income (income, expenses, gains and losses that bypass the income statement and are reported directly as a separate component of equity).  The Company’s comprehensive income (loss) consists of net income, unrealized losses on long term investments and foreign currency translation adjustments for all periods presented.

	Three Months Ended		Nine Months Ended
	April 5, 2008	April 7, 2007	April 5, 2008	April 7, 2007
	(In thousands)
Net income	$8,348	$12,928	$47,095	$57,627
Unrealized loss on long term investments	(7,173)	—	(7,173)	—
Accumulated translation adjustments	(2,509)	258	(166)	(630)
Total comprehensive income (loss)	$(1,334)	$13,186	$39,756	$56,997

INVESTMENTS

We hold a variety of interest bearing auction rate securities (“ARS”) comprised of federally insured student loan backed securities and insured municipal authority bonds. As of April 5, 2008, our ARS portfolio totaled approximately $264 million, of which $251 million were classified as long term investments and $13 million were classified as short term marketable securities because either the ARS was sold in a successful auction or was called by issuer. Our ARS portfolio includes approximately 83% federally insured student loan backed securities and 17% municipal authority bonds. Our ARS portfolio is comprised of approximately 85% AAA rated investments, 4% AA rated investments and 11% A rated investments.  These ARS investments are intended to provide liquidity via an auction process that resets the applicable interest rate at predetermined calendar intervals, allowing investors to either roll over their holdings or gain immediate liquidity by selling such interests at par. The recent uncertainties in the credit markets have affected our holdings in ARS investments and auctions for the majority of our investments in these securities have failed to settle on their respective settlement dates. Consequently, the investments are not currently liquid and we will not be able to access these funds until a future auction of these investments is successful. Maturity dates for these ARS investments range from 2010 to 2045 with principal distributions occurring on certain securities prior to maturity. We currently have the ability and intent to hold these ARS investments until a recovery of the auction process or until maturity.

Typically the fair value of ARS investments approximates par value due to the frequent resets through the auction process. While we continue to earn interest on our ARS investments at the maximum contractual rate, these investments are not currently trading and therefore do not currently have a readily determinable market value. Accordingly, the estimated fair value of ARS no longer approximates par value.

We determined the estimated fair value of our investment in ARS as of April 5, 2008 using a discounted cash flow model to estimate the fair value of our investments in ARS. The assumptions used in preparing the discounted cash flow model include estimates for interest rates, timing and amount of cash flows and expected holding periods of the ARS. Based on this assessment of fair value, as of April 5, 2008 we determined there was a decline in the fair value of our ARS investments of $7.2 million, with no related tax benefit, of which all was deemed temporary and an impairment charge was recorded in the other comprehensive income component of shareholders’ equity.

We review our impairments in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities , and related guidance issued by the FASB and SEC in order to determine the classification of the impairment as “temporary” or “other-than-temporary”. A temporary impairment charge results in an unrealized loss being recorded in the other comprehensive income component of shareholders’ equity. Such an unrealized loss does not affect net income for the applicable accounting period. An other-than-temporary impairment charge is recorded as a realized loss in the condensed consolidated statement of income and reduces net income for the applicable accounting period. The differentiating factors between temporary and other-than-temporary impairment are primarily the length of the time and the extent to which the market value has been less than cost, the financial condition and near-term prospects of the issuer and our current intent and ability to retain our investment in the issuer for a period of time sufficient to allow for any anticipated recovery in market value.

The valuation of our investment portfolio is subject to uncertainties that are difficult to predict. Factors that may impact its valuation include changes to credit ratings of the securities as well as to the underlying assets supporting those securities, rates of default of the underlying assets, underlying collateral value, discount rates and ongoing strength and quality of market credit and liquidity.

CREDIT FACILITIES

The Company has an unsecured commercial line of credit agreement with a bank, which provides for borrowings and issuance of letters of credit up to a combined total of $25 million and expires on March 31, 2009. The outstanding balance bears interest at either the bank’s reference rate (which was 5.25% as of April 5, 2008) or the LIBOR rate plus 1.75 percentage points. As of April 5, 2008, there were no outstanding borrowings, and there was $1.9 million outstanding in letters of credit.

This credit facility requires the Company to comply with certain financial covenants, including amounts for minimum tangible net worth, unencumbered liquid assets and profitability, and certain restrictions on making loans and investments.

STOCK BASED COMPENSATION

The 1997 Stock Plan as amended (the “Stock Plan”) provides for the grant of incentive stock options, non-qualified stock options, stock purchase rights, stock awards and restricted stock units. Although the Stock Plan allows for stock options and related awards to be granted at prices below fair market value, the Company has historically granted such options at the fair market value of the stock on the date of grant.  Stock options and related awards have a maximum term of ten years.  Options and restricted stock units granted to employees and options granted to Directors generally vest over four years with 20% of the award vested in each of the first and second years, and 30% vested in each of the remaining two years.  Restricted stock units awarded to Directors generally vest over a period of one year from the date of grant.  As of April 5, 2008, the Company has reserved 7,409,061 shares of common stock for issuance under the Stock Plan and there were 555,051 shares available for future grant.

The Company accounts for share-based compensation under the provisions of SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”), which requires share-based payment compensation related to stock options to be measured based on the estimated fair value at the date of grant using an option pricing model.

The Company recognized share-based compensation expense of $2.2 million and $2.8 million in the three months ended April 5, 2008 and April 7, 2007, respectively, as a component of selling, general and administrative expenses. The Company recognized share-based compensation expense of $8.5 million and $7.8 million in the nine months ended April 5, 2008 and April 7, 2007, respectively.  As of April 5, 2008, there was $7.5 million (before any related tax benefit) of total unrecognized compensation cost related to nonvested share-based compensation that is expected to be recognized over a weighted-average period of 3.1 years.

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

The following table presents the weighted average assumptions used in the option pricing model for the stock options granted in the three and nine months ended April 5, 2008 and April 7, 2007:

	Three Months Ended		Nine Months Ended
	April 5,	April 7,	April 5,	April 7,
	2008	2007	2008	2007
Expected dividend rate	1.8%	1.1%	1.4%	0.9%
Volatility	49.8%	45.2%	47.0%	48.7%
Risk-free interest rate	2.8%	4.7%	4.0%	4.7%
Expected lives (years)	4.3	4.1	4.3	4.1
Fair value per option granted	$4.56	$6.98	$5.32	$8.68

The following table summarizes stock option activity during the nine months ended April 5, 2008:

	Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)			(In thousands)
Outstanding, July 7, 2007	6,098	$11.95
Granted	1,253	13.25
Exercised	(291)	7.41
Cancelled	(340)	16.51

Outstanding, April 5, 2008	6,720	$12.16	6.92	$18,582

Exercisable, April 5, 2008	4,335	$9.92	5.91	$18,175

Intrinsic value for stock options is defined as the difference between the current market value and the grant price. For the three months and nine months ended April 5, 2008, the total intrinsic value of stock options exercised was $0.2 million and $1.9 million, respectively. Cash received from stock options exercised during the three and nine months ended April 5, 2008 was $0.2 million and $2.2 million, respectively, and the actual tax benefit realized for tax deductions from stock options exercised totaled $0.1 million and $0.7 million, respectively.

The following table summarizes restricted stock unit activity during the nine months ended April 5, 2008:

	Shares	Weighted Average Grant Date Fair Value Per Share
	(In thousands)
Nonvested, July 7, 2007	67	$17.23
Granted	33	$13.16
Vested	(10)	$21.34
Cancelled	(2)	$20.60
Nonvested, April 5, 2008	88	$16.42

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

The Company could be subject to Federal and state tax examinations for years 2002 and forward. The Company may also be subject to audits in Canada for years 2000 and forward. The Company is currently under state income tax audit in Arizona, Texas and New York and expects the commencement of certain state tax audits in the near term.  At this time, the Company does not believe that the outcome of any examination will have a material impact on the Company’s financial statements.

As of July 8, 2007, the total amount of unrecognized tax benefits were approximately $5.2 million.   At the end of the third quarter, the Company recognized that there were $2.5 million related to tax positions that were no longer uncertain. This amount is comprised of a $2.2 million decrease in unrecognized tax benefits due to the filing of amended Canadian income tax returns and a $0.3 million decrease in unrecognized tax benefits due to statute expirations.

LEGAL MATTERS

A former employee sued bebe, purportedly on behalf of a class of all hourly, non-managerial employees similarly situated, in a complaint filed on April 28, 2005 in the United States District Court for the Northern District of California (case no. C050177) alleging violations under the Fair Labor Standards Act, specifically that bebe obligated her to buy and wear its brand clothing as a uniform, without reimbursement or credit, and the net effect of deducting the value of such required purchases from her wages would often result in her not being paid minimum wages. The lawsuit seeks compensatory, statutory and injunctive relief. On January 25, 2008, the Court preliminarily approved the confidential settlement we previously reached in this case and we moved forward with class notification. The process of class notification is now complete and the claims period is over.  A hearing has been set for May 19, 2008 to determine whether the preliminarily approved settlement should be finally approved. We have accrued an amount that we believe reasonably estimates the potential liability, which does not have a material impact on our financial position or results of operations.

A former employee sued bebe in a complaint filed July 27, 2006 in the Superior Court of California, San Mateo County (case no. CIV 456550) alleging a failure to pay all wages, failure to pay overtime wages, failure to pay minimum wages, failure to provide meal periods, violation of Labor Code §450, violation of Labor Code §2802 and California Code of Regulations §11040(9)(A), statutory wage violations (late payment of wages), unlawful business practices under Business and Professions Code §16720 and §17200, conversion of wages and violation of Civil Code §52.1. The plaintiff purports to bring the action also on behalf of current and former California bebe employees who are similarly situated. The lawsuit seeks compensatory, statutory, punitive, restitution and injunctive relief.  The Court has re-set the hearing date regarding whether class certification would be appropriate to September 2008.

The previously reported complaint filed by a former employee on July 24, 2007 in the Superior Court of California, Orange County (case no. 07CC08220) alleging a failure to pay overtime wages, failure to provide for meal and rest breaks, and unfair business practices has been dismissed with no liability to us.

A former employee sued bebe in a complaint filed September 20, 2007 in the United States District Court for the District of New Jersey (case no. 07-cv-4514 (D.N.J.)) alleging various state and federal statutory breaches based on a failure to pay all wages, including overtime wages and bonus, failure to provide and/or pay for meal and rest break periods, failure to credit vacation time and other benefits and retaliation, wrongful termination, breach of contract, breach of covenant of good faith and fair dealing, and unjust enrichment.  Plaintiff purports to bring the action on behalf of current and former store management employees who are or were similarly situated.  The complaint seeks compensatory, statutory and punitive damages and equitable relief.  We filed our answer in January 2008 and the matter is in the pre-discovery stage. The matter is in the early stages of discovery and the Court is considering whether conditional certification of a class is appropriate.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”.  SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements.  SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and accordingly does not require any new fair value measurements.  The provisions of SFAS No. 157 are to be applied prospectively as of the beginning of the fiscal year in which it is initially applied, with any transition adjustment recognized as a cumulative-effect adjustment to the opening balance of retained earnings.  The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007.  In February 2008, the FASB issued Staff Position No. FAS 157-2 which delays the effective date of SFAS No. 157 for nonfinancial assets and liabilities except for items recognized or disclosed at fair value in the financial statements on a recurring basis to fiscal years beginning after November 15, 2008. The Company does not expect the adoption of SFAS No. 157 to have a material impact on our financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159,  “The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115”.  SFAS No. 159 permits entities to choose to measure eligible items at fair value at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company does not expect the adoption of SFAS No. 159 to have a material impact on our financial position and results of operations.

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

We market our products under the bebe, BEBE SPORT, bbsp and bebe O brand names through our 290 retail stores, of which 207 are bebe stores, 62 are BEBE SPORT stores, 20 are bebe outlet stores and 1 is a bebe accessories store as of April 5, 2008. These stores are located in 35 states, the District of Columbia, Puerto Rico, the U.S. Virgin Islands and Canada. In addition, we have an on-line store at www.bebe.com and our licensees operate 20 international stores. During the three months ended April 5, 2008, we opened 4 stores, including 3 bebe stores and 1 BEBE SPORT store and closed 4 bebe stores.  During the nine months ended April 5, 2008, we opened 21 stores, including 13 bebe stores and 8 BEBE SPORT stores and closed 4 bebe stores.  We expect to open approximately 35 stores, including approximately 19 bebe stores, 9 BEBE SPORT stores and 7 bebe outlet stores during our fiscal 2008. We also plan to renovate 1 existing store and relocate or expand 6 existing stores, resulting in square footage growth of approximately 14%.

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

We record a reserve for estimated product returns based on historical return trends. As of April 5, 2008 and April 7, 2007, the reserve was $1,283,000 and $955,000, respectively. If actual returns are greater than those projected, additional sales returns may be recorded in the future.

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

Stock Based Compensation.We account for stock options and awards issued to employees in accordance with the fair value recognition provisions of Financial Accounting Standards Board (“FASB”) Statement No. 123(R) (“SFAS No. 123(R)”), “Share-Based Payment,” using the modified prospective transition method. Under SFAS No. 123(R), stock-based awards to employees are required to be recognized as compensation expense, based on the calculated fair value on the date of grant. We determine the fair value using the Black Scholes option pricing model. This model requires subjective assumptions, including future stock price volatility and expected term, which affect the calculated values.

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

Marketable securities. We hold a variety of interest bearing auction rate securities (“ARS”) comprised of federally insured student loan backed securities and insured municipal authority bonds. As of April 5, 2008, our ARS portfolio totaled approximately $264 million, of which $251 million were classified as long term investments and $13 million were classified as short term marketable securities because either the ARS was sold in a successful auction or was called by issuer. Our ARS portfolio includes approximately 83% federally insured student loan backed securities and 17% municipal authority bonds. Our ARS portfolio is comprised of approximately 85% AAA rated investments, 4% AA rated investments and 11% A rated investments.  These ARS investments are intended to provide liquidity via an auction process that resets the applicable interest rate at predetermined calendar intervals, allowing investors to either roll over their holdings or gain immediate liquidity by selling such interests at par. The recent uncertainties in the credit markets have affected our holdings in ARS investments and auctions for the majority of our investments in these securities have failed to settle on their respective settlement dates. Consequently, the investments are not currently liquid and we will not be able to access these funds until a future auction of these investments is successful. Maturity dates for these ARS investments range from 2010 to 2045 with principal distributions occurring on certain securities prior to maturity. We currently have the ability and intent to hold these ARS investments until a recovery of the auction process or until maturity.

Typically the fair value of ARS investments approximates par value due to the frequent resets through the auction process. While we continue to earn interest on our ARS investments at the maximum contractual rate, these investments are not currently trading and therefore do not currently have a readily determinable market value. Accordingly, the estimated fair value of ARS no longer approximates par value.

We determined the estimated fair value of our investment in ARS as of April 5, 2008 using a discounted cash flow model to estimate the fair value of our investments in ARS. The assumptions used in preparing the discounted cash flow model include estimates for interest rates, timing and amount of cash flows and expected holding periods of the ARS. Based on this assessment of fair value, as of April 5, 2008 we determined there was a decline in the fair value of our ARS investments of $7.2 million, with no related tax benefit, of which all was deemed temporary and an impairment charge was recorded in the other comprehensive income component of shareholders’ equity.

We review our impairments in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities , and related guidance issued by the FASB and SEC in order to determine the classification of the impairment as “temporary” or “other-than-temporary”. A temporary impairment charge results in an unrealized loss being recorded in the other comprehensive income component of shareholders’ equity. Such an unrealized loss does not affect net income for the applicable accounting period. An other-than-temporary impairment charge is recorded as a realized loss in the condensed consolidated statement of income and reduces net income for the applicable accounting period. The differentiating factors between temporary and other-than-temporary impairment are primarily the length of the time and the extent to which the market value has been less than cost, the financial condition and near-term prospects of the issuer and our current intent and ability to retain our investment in the issuer for a period of time sufficient to allow for any anticipated recovery in market value.

The valuation of our investment portfolio is subject to uncertainties that are difficult to predict. Factors that may impact its valuation include changes to credit ratings of the securities as well as to the underlying assets supporting those securities, rates of default of the underlying assets, underlying collateral value, discount rates and ongoing strength and quality of market credit and liquidity.

Long-lived assets. We review long-lived assets for impairment whenever events or changes in circumstances, such as store closures or poor performing stores, indicate that the carrying value of an asset may not be recoverable. If the undiscounted cash flows from the long-lived assets are less than the carrying value we record an impairment charge equal to the difference between the carrying value and the asset’s fair value. In addition, at the time a decision is made to close a store, we record an impairment charge, if appropriate, or accelerate depreciation over the revised useful life of the asset. Historically, our impairment charges have been immaterial.  During the nine months ended April 5, 2008 and April 7, 2007 we recorded $773,000 and $0, respectively, of impairment charges.  We believe at this time that the long-lived assets’ carrying values and useful lives continue to be appropriate.

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

RESULTS OF OPERATIONS

Our fiscal year is a 52 or 53 week period, each period ending on the first Saturday after June 30.  Fiscal years 2008 and 2007 include 52 weeks and 53 weeks, respectively.  The three months ended April 5, 2008 and April 7, 2007 include 13 weeks and 14 weeks, respectively.  The nine months ended April 5, 2008 and April 7, 2007 include 39 weeks and 40 weeks, respectively.

The following table sets forth certain financial data as a percentage of net sales for the periods indicated:

	Three Months Ended		Nine Months Ended
	April 5,	April 7,	April 5,	April 7,
	2008	2007	2008	2007

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales, including production and occupancy (1)	56.2	54.7	54.1	52.1

Gross margin	43.8	45.3	45.9	47.9
Selling, general and administrative expenses (2)	38.9	35.1	34.5	32.1

Operating income	4.9	10.2	11.4	15.8
Interest and other income, net	3.4	2.9	2.5	2.0

Income before income taxes	8.3	13.1	13.9	17.8
Provision for income taxes	2.8	4.7	4.8	6.5

Net income	5.5%	8.4%	9.1%	11.3%

(1)                                       Cost of sales includes the cost of merchandise, occupancy costs, distribution center and production costs.

(2)                                       Selling, general and administrative expenses primarily consist of non-occupancy store costs, corporate overhead and advertising costs.

Net Sales. Net sales decreased to $151.7 million during the three months ended April 5, 2008 from $154.4 million for the comparable period of the prior year, a decrease of $2.7 million, or 1.7%. The decrease in sales is primarily due to an additional $10 million in sales in fiscal 2007 due to the extra week in fiscal January 2007.  Net sales excluding the additional week in fiscal 2007 increased by $7.3 million or 5.1%. The increase in sales is primarily due to a $17.4 million increase in stores not included in the comparable store sales, an increase in on-line sales and an increase in wholesale sales to international licensees partially offset by a 7.6% decrease in comparable store sales totaling $9.6 million.  Same store sales exclude the additional week from January 2007.

For the nine months ended April 5, 2008, net sales increased to $516.1 million from $508.2 million for the comparable period of the prior year, an increase of $7.9 million, or 1.6%. Net sales excluding the additional week in fiscal 2007 increased by $17.9 million or 3.6%. The increase in sales is primarily due to a $54.2 million increase in sales for stores not included in the comparable store sales base, an increase in on-line sales and an increase in wholesale sales to international licensees, partially offset by an 8.3% decrease in comparable store sales totaling $36.8 million during the nine months ended April 5, 2008 as compared to the same period in the prior.  Same store sales exclude the additional week from January 2007.

	Three Months Ended		Nine Months Ended
	April 5,	April 7,	April 5,	April 7,
	2008	2007	2008	2007

Net sales (In thousands)	$151,729	$154,354	$516,140	$508,215

Total net sales increase (decrease) percentage	(1.7)%	16.3%	1.6%	19.0%

Comparable store sales increase (decrease) percentage	(7.6)%	(0.4)%	(8.3)%	5.9%

Net sales per average square foot (1)	$141	$162	$495	$550

Square footage at end of period (In thousands)	1,060	942	1,060	942

Number of store locations:
Beginning of period	290	258	273	242
New store locations	4	6	21	22
Closed store locations	4	5	4	5
Number of stores open at end of period	290	259	290	259

(1)       We calculate net sales per average square foot using net store sales and a monthly average store square footage.

Gross Margin. Gross margin decreased to $66.3 million during the three months ended April 5, 2008 from $69.9 million for the comparable period of the prior year, a decrease of $3.6 million, or 5.2%. As a percentage of net sales, gross margin decreased to 43.8% for the three months ended April 5, 2008 from 45.3% in the comparable period of the prior year.  The decrease in gross margin as a percentage of net sales resulted primarily due to unfavorable occupancy leverage partially offset by higher merchandise margin as a result of lower markdowns.  In addition, gross margin in the third quarter of fiscal 2007 included substantial raw material reserves reversals.

For the nine months ended April 5, 2008, gross margin decreased to $236.9 million from $243.5 million for the comparable period of the prior year, a decrease of $6.6 million, or 2.7%. As a percentage of net sales, gross margin decreased to 45.9% for the nine months ended April 5, 2008 from 47.9% in the comparable period of the prior year.  The decrease in gross margin as a percentage of net sales resulted primarily due to higher markdowns and unfavorable occupancy leverage, partially offset by a decrease in inventory reserves.

Selling, General and Administrative Expenses. Selling, general and administrative expenses, which primarily consist of non-occupancy store costs, corporate overhead and advertising costs, increased to $59.0 million during the three months ended April 5, 2008 from $54.1 million for the comparable period of the prior year, an increase of $4.9 million, or 9.1%. As a percentage of net sales, selling, general and administrative expenses increased to 38.9% during the three months ended April 5, 2008 from 35.1% in the comparable period of the prior year.  The increase in selling, general and administrative expenses as a percentage of net sales from the prior year of 3.8% was primarily due to higher total compensation expense, advertising expense and the recording of an impairment charge for three underperforming store locations.

Selling, general and administrative expenses increased to $177.9 million during the nine months ended April 5, 2008 from $163.4 million for the comparable period of the prior year, an increase of $14.5 million, or 8.9%. As a percentage of net sales, these expenses increased to 34.5% during the nine months ended April 5, 2008 from 32.1% in the comparable period of the prior year.  The increase as a percentage of net sales from the prior year of 2.4% was primarily due to an increase in total compensation expense, including stock based compensation, advertising expense and depreciation expense.

Interest and Other Income, Net. We generated approximately $5.2 million of interest and other income (net of other expenses) during the three months ended April 5, 2008 compared to approximately $4.4 million in the comparable period of the prior year. The increase was primarily the result of higher interest rates on our tax-exempt investments and $0.6 million in foreign currency gains related to settling intercompany inventory accounts due from Canada.

For the nine months ended April 5, 2008, we generated approximately $13.0 million of interest and other income (net of other expenses), compared to $10.1 million in the comparable period of the prior year.  The increase was primarily the result of higher interest rates on our tax-exempt investments and $0.6 million in foreign currency gains related to settling intercompany inventory accounts due from Canada.

Provision for Income Taxes. Our effective tax rate decreased to 33.6% for the three months ended April 5, 2008 from 35.9% for the comparable period in the prior year primarily due to an increase in tax-exempt interest income as a percent of total pretax income and an increase in our allowable domestic manufacturing deduction.

For the nine months ended April 5, 2008, our effective tax rate decreased to 34.5% from 36.1% for the comparable period in the prior year primarily due to an increase in tax-exempt interest income as a percentage of total pretax income and an increase in our allowable domestic manufacturing deduction.

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

LIQUIDITY AND CAPITAL RESOURCES

Our working capital requirements vary widely throughout the year and generally peak during the first and second fiscal quarters. At April 5, 2008, we had approximately $347.4 million of cash and equivalents and investments on hand of which approximately, $264 million, net of a temporary impairment charge of $7.2 million, were invested in auction rate securities (“ARS”). Due to the recent failures of these auctions we have classified $251 million of these investments as long term investments. We do not anticipate the lack of liquidity in the ARS to impact our liquidity and believe we have sufficient cash and equivalents to fund ongoing operations. In addition, we had a revolving line of credit, under which we could borrow or issue letters of credit up to a combined total of $25 million. As of April 5, 2008, there were no cash borrowings outstanding under the line of credit, and letters of credit outstanding totaled $1.9 million.

Net cash provided by operating activities for the nine months ended April 5, 2008 was $64.7 million versus $62.7 million for the nine months ended April 7, 2007. Cash provided by operating activities for the period was primarily generated by net income of $47.1 million adjusted for stock compensation of $8.5 million, depreciation of $16.9 million, deferred rent of $5.3 million, deferred income taxes of $2.4 million and net loss on disposal of property of $0.8 million, as well as changes in working capital. The changes in working capital were primarily due to an increase in prepaid expenses and other assets of $6.0 million, an increase in receivables of $5.1 million, a decrease in accounts payable of $1.9 million and an increase in inventory of $0.5 million, partially offset by an increase in accrued liabilities of $2.0 million.

Net cash provided by investing activities for the nine months ended April 5, 2008 was $28.5 million versus net cash used by investing activities of $53.9 million for the nine months ended April 7, 2007.  Cash provided by investing activities for the period was primarily due to the sales of marketable securities of $393.0 million, partially offset by purchases of marketable securities of $337.0 million and capital expenditures of $28.0 million related to the opening of new stores.  We opened 21 new stores in the nine months ended April 5, 2008 and expect to open approximately 35 stores during fiscal 2008.  We estimate that total capital expenditures will be approximately $45 million in fiscal 2008.

Net cash used by financing activities was $78.0 million for the nine months ended April 5, 2008 versus net cash provided by financing activities of $3.0 million for the nine months ended April 7, 2007.  Cash used by financing activities for the period was primarily due to the purchase of 5 million shares of our outstanding common stock totaling $66.9 million and payments of quarterly dividends for the fourth quarter of fiscal 2007 and the first and second quarters of fiscal 2008 totaling $13.8 million, partially offset by proceeds received from stock option exercises of $2.2 million and the related tax benefit of $0.6 million.

As of April 5, 2008, we had a balance of approximately $264 million in investments in ARS, of which $251 million were classified as long term investments and $13 million were classified as short term marketable securities because either the ARS was sold in a successful auction or was called by issuer.  Our ARS portfolio includes approximately 83% federally insured student loan backed securities and 17% municipal authority bonds. Our ARS portfolio is comprised of approximately 85% AAA rated investments, 4% AA rated investments and 11% A rated investments.  These ARS investments are intended to provide liquidity via an auction process that resets the applicable interest rate at predetermined calendar intervals, allowing investors to either roll over their holdings or gain immediate liquidity by selling such interests at par. The recent uncertainties in the credit markets have affected our holdings in ARS investments and auctions for the majority of our investments in these securities have failed to settle on their respective settlement dates. Consequently, the investments are not currently liquid and we will not be able to access these funds until a future auction of these investments is successful. Maturity dates for these ARS investments range from 2010 to 2045 with principal distributions occurring on certain securities prior to maturity. We currently have the ability and intent to hold these ARS investments until a recovery of the auction process or until maturity.

During our first quarter of fiscal 2008, we entered into an agreement with our former Vice Chairperson Neda Mashouf to purchase 5 million shares of our common stock beneficially owned by Ms. Mashouf at a price per share of $13.39, an aggregate purchase price of $66,950,000.  We may purchase additional shares from Ms. Mashouf or other shareholders in the future.

We believe that our cash on hand, together with our cash flows from operations, will be sufficient to meet our capital and operating requirements for at least the next twelve months. Our future capital requirements, however, will depend on numerous factors, including without limitation, liquidity of our auction rate securities, the size and number of new and expanded stores and/or store concepts, investment costs for management information systems, potential acquisitions and/or joint ventures, repurchase of stock and future results of operations.

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

Interest Rate Risk

We currently maintain a portfolio of variable interest rate investments consisting of cash equivalents, and short term marketable securities and long term investments comprised of auction rate securities (“ARS”). Our ARS portfolio includes approximately 83% federally insured student loan backed securities and 17% municipal authority bonds. Our ARS portfolio includes approximately 85% AAA rated investments, 4% AA rated investments and 11% A rated investments.  According to our investment policy, we may invest in taxable and tax-exempt instruments.  In addition, the policy establishes limits on credit quality, maturity, issuer and type of instrument. Marketable securities are classified as “available for sale”.  We do not use derivative financial instruments in our investment portfolio.

All highly liquid investments with a maturity of three months or less at the date of purchase are considered to be cash equivalents.  Investments are considered short term marketable securities if the original maturity is between three months and twelve months, or long term investments if the original maturity is greater than twelve months. Typically the fair value of ARS investments approximates par value due to the frequent resets through the auction process. While we continue to earn interest on our ARS investments at the maximum contractual rate, these investments are not currently trading and therefore do not currently have a readily determinable market value. Accordingly, the estimated fair value of ARS no longer approximates par value. We determined the estimated fair value of our investment in ARS as of April 5, 2008 using a discounted cash flow model to estimate the fair value of our investments in ARS. The assumptions used in preparing the discounted cash flow model include estimates for interest rates, timing and amount of cash flows and expected holding periods of the ARS. Based on this assessment of fair value, as of April 5, 2008 we determined there was a decline in the fair value of our ARS investments of $7.2 million, with no related tax benefit, of which all was deemed temporary and an impairment charge was recorded in the other comprehensive income component of shareholders’ equity.  As of April 5, 2008, we reclassified $251 million of our short term marketable securities to long term investments on our condensed consolidated balance sheet because of our inability to determine when our investments in ARS will settle.  We have also modified our current investment strategy and increased our investments in more liquid money market investments.  An immediate and uniform increase in market interest rate of 100 basis points from levels at April 5, 2008 would cause an additional decline of approximately 3%, or $7.3 million, in the fair market value of our investments in ARS.

The following table lists our cash equivalents and investments at April 5, 2008:

	Book Value	Fair Value
	(Dollars in thousands)
Cash equivalents	$64,342	$64,342
Weighted average interest rate (1)	2.94%
Short term marketable securities	$13,400	$13,400
Weighted average interest rate (1)	6.29%
Long term investments	$250,503	$250,503
Weighted average interest rate (1)	5.53%
Total	$328,245	$328,245

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

There has been no change in our internal control over financial reporting during the quarter ended April 5, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Factors that might cause our actual results to differ materially from the forward looking statements discussed elsewhere in this report, as well as affect our ability to achieve our financial and other goals, include, but are not limited to, those set forth below.  There have been no material changes in our risk factors from those disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended July 7, 2007, other than with respect to our investments in auction rate securities.

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

5. We cannot assure you that future store openings will be successful, and new store openings may impact existing stores. We expect to open approximately 35 stores in fiscal 2008, of which 19 will be bebe stores, 9 will be BEBE SPORT stores and 7 will be 2b bebe stores. We cannot assure you that the stores that we plan to open in fiscal 2008, or any other stores that we might open in the future, will be successful or that our overall operating profit will increase as a result of opening these stores. During fiscal 2008 we closed 4 bebe stores and do not anticipate closing any additional stores for the remainder of the fiscal year. For fiscal 2008, we plan to grow our operations primarily through the opening of new stores. Most of our new store openings in fiscal 2008 will be in existing markets. These openings may affect the existing stores’ net sales and profitability. Our failure to predict accurately the demographic or retail environment at any future store location could have a material adverse effect on our business, financial condition and results of operations.

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

Although our on-line sales encompass a relatively small percentage of our total sales, our on-line operations are subject to numerous risks, including unanticipated operating problems, reliance on third-party computer hardware and software providers. The on-line operations also involve other risks that could have an impact on our results of operations including but not limited to diversion of sales from our stores, rapid technological change, liability for on-line content, security breaches, consumer privacy concerns, credit card fraud, and risks related to the failure of the computer systems that operate the website and its related support systems. In addition, given our use of a third party platform, we do not have direct control of certain aspects of our on-line business. We cannot assure you that our on-line store will continue to achieve sales and profitability growth or even remain at its current level.

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

13. We may be required to record impairment charges in future quarters as a result of the decline in value of our investments in auction rate securities. We hold a variety of interest bearing auction rate securities (“ARS”) comprised of federally insured student loan backed securities and insured municipal authority bonds. These ARS investments are intended to provide liquidity via an auction process that resets the applicable interest rate at predetermined calendar intervals, allowing investors to either roll over their holdings or gain immediate liquidity by selling such interests at par. The recent uncertainties in the credit markets have affected our holdings in ARS investments and the majority of auctions for our investments in these securities have failed to settle on their respective settlement dates. Consequently, $251 million of our ARS are not currently liquid and we will not be able to access these funds until a future auction of these investments is successful or a buyer is found outside of the auction process. Maturity dates for these ARS investments range from 2010 to 2045 with principal distributions occurring on certain securities prior to maturity.

The valuation of our investment portfolio is subject to uncertainties that are difficult to predict. Factors that may impact its valuation include changes to credit ratings of the securities as well as to the underlying assets supporting those securities, rates of default of the underlying assets, underlying collateral value, discount rates and ongoing strength and quality of market credit and liquidity.

Although we currently have the ability and intent to hold these ARS investments until a recovery of the auction process or until maturity, if the current market conditions deteriorate further, or the anticipated recovery in market values does not occur, we may be required to record additional unrealized losses in other comprehensive income or impairment charges in future quarters.

14. If an independent manufacturer violates labor or other laws, or is accused of violating any such laws, or if their labor practices diverge from those generally accepted as ethical, it could harm our business and brand image. While we maintain a policy to monitor the operations of our independent manufacturers by having an independent firm inspect these manufacturing sites, and all manufacturers are contractually required to comply with such labor practices, we cannot control the actions or the public’s perceptions of such manufacturers, nor can we assure that these manufacturers will conduct their businesses using ethical or legal labor practices. Apparel companies can be held jointly liable for the wrongdoings of the manufacturers of their products. While we do not control their employees’ employment conditions or the manufacturers’ business practices, and the manufacturers act in their own interest, they may act in a manner that result in negative public perceptions of us and/or employee allegations or court determinations that we are jointly liable.

 RISKS RELATING TO OUR COMMON STOCK:

1. Our stock price may fluctuate because of the relatively low number of shares that can be publicly traded. The vast majority of our outstanding shares of our common stock are subject to trading restrictions. As of April 5, 2008, of the approximately 89,000,000 shares of our common stock then outstanding, approximately 27,000,000 shares were available to be publicly traded, and as a result, our stock price is vulnerable to market swings due to large purchases, sales and short sales of our common stock.

2. Because Manny Mashouf beneficially owns a substantial portion of the outstanding shares, other shareholders may not be able to influence the direction the company takes. As of April 30, 2008, Manny Mashouf, the Chairman of the Board, beneficially owned approximately 56% of the outstanding shares of our common stock. As a result, he can control the election of directors and the outcome of all issues submitted to the shareholders. This may make it more difficult for a third party to acquire shares, may discourage acquisition bids, and could limit the price that certain investors might be willing to pay for shares of common stock. This concentration of stock ownership may have the effect of delaying, deferring or preventing a change in control of our company.

3. Our significant shareholders hold a substantial portion of our stock which may result in the trading volatility or may adversely affect our common stock. As of April 30, 2008, Ms. Neda Mashouf currently owned approximately 13% of the outstanding shares of our common stock. As a result, any change in ownership of a significant portion of these shares, including sales by Ms. Mashouf, may result in trading volatility in our common stock or may adversely affect our stock price.

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

In addition, our comparable store sales have fluctuated significantly in the past, and we expect that they will continue to fluctuate in the future. A variety of factors affect comparable store sales, including fashion trends, competition, current economic conditions, the timing of release of new merchandise and promotional events, changes in our merchandise mix, the success of marketing programs and weather conditions. Our ability to deliver strong comparable store sales results and margins depends in large part on accurately forecasting demand and fashion trends, selecting effective marketing techniques, providing an appropriate mix of merchandise for our customer base, managing inventory effectively, and optimizing store performance by closing underperforming stores. Such fluctuations may adversely affect the market price of our common stock.

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

Dated May 15, 2008

bebe stores, inc.

/s/ Walter Parks
Walter Parks, Chief Operating Officer and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

31.1	Section 302 Certification of Chief Executive Officer
31.2	Section 302 Certification of Chief Financial Officer
32.1	Section 906 Certification of Chief Executive Officer
32.2	Section 906 Certification of Chief Financial Officer