Form 10-K
period 2008-07-05
bebe stores, inc.
filed 2008-09-18
CIK 1059272

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended July 5, 2008
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-24395

bebe stores, inc.
(Exact name of registrant as specified in its charter)

California (State or Jurisdiction of Incorporation or Organization)	94-2450490 (IRS Employer Identification Number)
400 Valley Drive Brisbane, California 94005 (Address of principal executive offices, including zip code)
Telephone:(415) 715-3900 (Registrant's telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.001 per share (Title of class)

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

☐ Large accelerated filer	☒ Accelerated filer	☐ Non-accelerated filer	☐ Smaller reporting company

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐    No ☒

         The aggregate market value of voting stock held by non-affiliates of the registrant was approximately $320,000,000 as of January 5, 2008, the last business day of the registrant's most recently completed second fiscal quarter, based upon the closing sale price per share of $11.76 of the registrant's Common Stock as reported on the Nasdaq National Market on such date. Shares of Common Stock held by each executive officer and director and by each person who owns 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive for other purposes.

         As of August 31, 2008, 88,959,040 shares of Common Stock, $0.001 per share par value, of the registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

         Part III incorporates information by reference from the definitive Proxy Statement for the 2008 Annual Meeting of Shareholders, to be filed with the Commission no later than 120 days after the end of the registrant's fiscal year covered by this Form 10-K.

        The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from the results discussed in the forward-looking statements. Statements that are predictive in nature, that depend upon or refer to future events or conditions or that include words such as "expects," "anticipates," "intends," "plans," "believes," "estimates," "thinks" and similar expressions are forward-looking statements. Forward-looking statements include statements about our expected results of operations, capital expenditures and store openings and closings. Although we believe that these statements are based on reasonable assumptions, we cannot assure you that our goals will be achieved. These forward-looking statements are made as of the date of this Form 10-K, and we assume no obligation to update or revise them or provide reasons why actual results may differ. Factors that might cause such a difference include, but are not limited to, our ability to respond to changing fashion trends, obtain raw materials and find manufacturing facilities, attract and retain key management personnel, develop new concepts, the success of future store openings, successfully manage our online business, maintain and protect information technology, competitive pressures in the apparel industry, adverse economic conditions, protect our intellectual property, decline in comparable store sales performance, changes in the level of consumer spending or preferences in apparel and/or other factors discussed in "Risk Factors" and elsewhere in this Form 10-K.

PART I

ITEM 1.    BUSINESS

General

        We design, develop and produce a distinctive line of contemporary women's apparel and accessories. While we attract a broad audience, our target customer is a 21 to 35-year-old woman who seeks current fashion trends to suit her lifestyle. The "bebe look" appeals to a hip, sexy, sophisticated, body-conscious woman who takes pride in her appearance. The bebe customer expects value in the form of current fashion and high quality at a competitive price.

        Our distinctive product offering includes a full range of separates, tops, dresses, active wear and accessories in the following lifestyle categories: career, evening, casual and active. We design and develop the majority of our merchandise in-house, which is manufactured to our specifications or is sourced directly from third party manufacturers.

        As of July 5, 2008, we marketed our products under the bebe, COLLECTION bebe, BEBE SPORT, bbsp, bebe O and 2b bebe brand names through our 303 retail stores, our on-line store at www.bebe.com, and our 21 international licensee operated stores.

         bebe.    We were founded by Manny Mashouf, our Chairman of the Board. We opened our first store in San Francisco, California in 1976, which was also the year we incorporated in California. As of July 5, 2008, we operated 212 bebe stores in 35 states, the District of Columbia, Puerto Rico, the U.S. Virgin Islands and Canada. We also operate one bebe accessory store that features a limited assortment of bebe merchandise, including outwear, shoes and accessories.

         BEBE SPORT.    We launched BEBE SPORT during fiscal 2003 to address the performance and active lifestyle needs of the bebe customer and we offer a selection of sportswear and footwear under the BEBE SPORT and bbsp brand names. As of July 5, 2008, we operated 63 BEBE SPORT stores in 17 states, Puerto Rico and Canada.

         bebe outlets.    We utilize the outlets as a clearance vehicle for merchandise from retail stores. In addition, the inventory includes a strong presentation of bebe logo merchandise and special cuts produced under the bebe O and 2b bebe labels exclusively for the outlet stores. By the end of October 2008, we will have changed the name of the 20 existing outlet stores to 2b bebe. These outlet stores will continue as a clearance vehicle for merchandising from retail. As of July 5, 2008, we operated 20 bebe outlet stores in 11 states and Canada.

         2b bebe.    During fiscal 2008 we opened 7 new 2b bebe stores in outlet centers which offer a strong presentation of bebe logo merchandise similar to our outlet stores and special cuts produced under the 2b bebe label. We will also use these stores as a clearance vehicle for retail but on a much smaller scale. As of July 5, 2008, we operated 7 2b bebe stores in 5 states.

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

Stores and Expansion Opportunities

        We believe that there is opportunity to expand the number of bebe, BEBE SPORT and 2b bebe stores in new and existing markets. In selecting a specific site, we look for high traffic locations primarily in regional shopping centers and in freestanding street locations. We evaluate proposed sites based on the traffic pattern, co-tenancies, average sales per square foot achieved by neighboring stores, lease economics, demographic characteristics and other factors considered important regarding the specific location. For fiscal 2009, we plan to grow our operations primarily through the opening of new stores and expansion of existing stores with high sales per square foot.

        Our stores typically have achieved profitability within the first full year of operation; however, we cannot guarantee that our stores will do so in the future. Actual store growth and future store profitability and rates of return will depend on a number of factors that include, but are not limited to, individual store economics and suitability of available sites.

        In fiscal 2009, we plan to open 24 new stores and to relocate or expand 5 existing stores. We also plan to close approximately 6 stores, resulting in net square footage growth of approximately 7%.

         bebe stores.    During fiscal 2008, we opened 19 bebe stores, closed 5 stores and expanded or relocated 7 existing bebe stores to larger spaces. Our bebe stores average 4,000 square feet and are primarily located in regional shopping malls and freestanding street locations. Our accessory store is approximately 2,300 square feet. In fiscal 2009, we plan to open 13 bebe stores with an average square footage of approximately 3,800 and no new accessory stores.

        From time to time, we will open larger stores, such as our 7,600 square foot bebe flagship store on Rodeo Drive in Beverly Hills, California to further position bebe as an attainable luxury brand. In fiscal 2008, we opened two new stores similar to our location on Rodeo Drive, one on Oak Street in Chicago and the other in the Royal Hawaiian shopping mall in Honolulu. In addition, we expanded our bebe store in Newport Beach, California by approximately 2,000 square feet to a total square footage of approximately 7,200.

         BEBE SPORT stores.    During fiscal 2008, we opened 9 new BEBE SPORT stores. Our BEBE SPORT stores average approximately 2,500 square feet and are primarily located in regional shopping malls. BEBE SPORT offers a selection of sportswear and footwear under the BEBE SPORT and bbsp brand names. We have been conservative in our growth plans while we continue to update the BEBE SPORT concept. In fiscal 2009, we plan to open 1 BEBE SPORT store.

         bebe outlet stores.    During fiscal 2008, we did not open any new outlet stores. Our bebe outlet stores average 4,200 square feet and are primarily located in outlet malls. In fiscal 2009, we will convert all existing outlet stores to the new 2b bebe name. These existing outlet stores operating under the new name 2b bebe will continue as a clearance vehicle for merchandise from retail and to offer a selection of bebe logo product and an expanded assortment of product made exclusively to sell under the new 2b bebe name.

         2b bebe stores.    During fiscal 2008, we opened 7 new 2b bebe stores under the new name 2b bebe. Our 2b bebe stores average 5,000 square feet and are primarily located in outlet malls. In fiscal 2009, we plan to convert all existing outlet stores to the new 2b bebe name, convert 1 bebe store to a 2b bebe store, convert 1 outlet store to a 2b bebe store concept and open 10 new 2b bebe stores and will continue to offer a selection of bebe logo product and an expanded assortment of product made exclusively under the name 2b bebe. We also plan to open at least 1 2b bebe in a non-outlet mall.

         Store Closures.    We monitor the financial performance of our stores and have closed and will continue to close stores that we do not consider to be viable. Many of the store leases contain early termination options that allow us to close the stores in specified years if minimum sales levels are not achieved. During fiscal 2008, we closed 5 stores. In fiscal 2009, we plan to close approximately 6 stores.

         On-line store.    In February 2006, we migrated to a third-party platform which has and continues to provide improved functionality. We recently implemented several enhancements that have improved the marketing and promotional engines to drive client acquisition and conversion. The bebe.com website is a source of testing new concepts, building a community with our clients as well as providing a comprehensive product offer. In fiscal 2008, we expanded our ship to capabilities to include Canadian customers. In fiscal 2009, we plan to expand our ship to capabilities to include Puerto Rico, U.S. Virgin Islands and Guam.

         International.    As of July 5, 2008, we had 21 international stores operated by licensees in South East Asia, United Arab Emirates, Israel, Mexico and Turkey. Our international licensees purchase product from us to include in their licensed bebe stores; these stores are excluded from comparable store sales. As of July 5, 2008, wholesale revenue represented approximately 2% of total sales. In fiscal

2009, we plan to expand from 21 to 38 licensee operated stores. We plan to expand into Egypt, Saudi Arabia, Kuwait, Qatar, Russia and Ukraine.

Merchandising

        Our merchandising strategy is to provide current, timely fashions in a broad selection of categories to suit the lifestyle needs of our customers. We market all of our merchandise under the bebe, COLLECTION bebe, BEBE SPORT, bbsp, bebe O and 2b bebe brand names. In some cases, we select merchandise directly from third-party manufacturers. We do not have long-term contracts with any third party-manufacturers, and we purchase all of the merchandise from manufacturers by purchase order.

         Product Categories.    Our distinctive product offering includes a full range of fashion separates, tops, dresses, active wear and accessories in the following lifestyle categories: career, evening, casual and active. While each category's contribution as a percentage of total net sales varies seasonally, certain of the product classifications are represented throughout the year. We regularly evaluate existing categories for potential expansion opportunities. We have expanded accessories to include watches, sunglasses and an expanded shoe and handbag assortment. We signed an agreement in August 2007 with Sketchers Footwear to produce our entire BEBE SPORT and bbsp footwear products and distribute to our BEBE SPORT stores as well as other stores worldwide. We began selling this footwear product in our stores in the fourth quarter of fiscal 2008. We also launched a new assortment of product for our outlet division under the new name 2b bebe during the fourth quarter of fiscal 2008.

        We have an eyewear license agreement in place for optical eyewear which represented less than 1% of our business in fiscal 2008. This eyewear license expires on June 30, 2010. Under the terms of this agreement, the licensee manufactures and distributes products branded with the bebe logo to be sold at bebe stores and selected retailers. In fiscal 2007, we signed a new agreement with Safilo eyewear to develop, market and sell sunglasses in our bebe stores and Solstice owned stores. The first assortment of sunglasses developed under this agreement was featured in our bebe stores in November 2007. In July, we executed an agreement with a fragrance manufacturer to design, develop, manufacture, distribute, advertise and promote fragrance and color products using the bebe name. We anticipate product to be available in our stores beginning in November 2008.

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

Seasonality

        Our business is seasonal in nature, with sales peaking during the second quarter, primarily during the holiday season in November and December. During fiscal 2008, 2007 and 2006, the second quarter accounted for approximately 30% of our net sales.

Marketing

        We have developed our advertising and direct marketing initiatives to elevate brand awareness, increase customer acquisition and retention and support key growth strategies.

        During fiscal 2008, our advertising expenditures, as a percentage of net sales, were 4.5% of net sales compared to 4.1% in fiscal 2007. This supported the growth of our direct to consumer business, including national and regional print advertising and outdoor advertising, catalog circulation and the clubbebe loyalty program. In fiscal 2009, we currently anticipate that advertising expenditures as a percent of net sales will be 4.1%.

Direct to Consumer

        In fiscal 2008, we increased our catalog circulation and maintained the number of catalogs produced. Clubbebe, our customer loyalty program, was launched in fiscal 2006, and as of July 5, 2008, had over 1.7 million members.

Advertising

        We continue to build brand awareness through targeted advertising campaigns that maintain a focus on core customers while adding new image building media strategies to further elevate the brand to "attainable luxury" status.

        We work with an outside advertising agency to create edgy, high-impact, provocative ads which are produced quarterly and are featured in leading fashion and lifestyle magazines. The images are also used for outdoor advertising, catalog, in-store visual presentation and on our website, bebe.com. To further our brand exposure, we signed Eva Longoria as the face of BEBE SPORT from Spring 2007 through Spring 2009. We entered into an agreement with Eva Longoria to amend the length of her contract to September 2008. In the future, we plan to continue to establish business relationships with models and celebrities who best represent the bebe brand image.

Events

        Our semi-annual collection preview events, where clients are invited to preview the latest collections, have become strategically important events in our stores. Additionally, we schedule major events throughout the year in partnership with national and regional magazines to benefit non-profit organizations.

Store Operations

        As of September 2008, our store operations were organized into six regions and 43 districts. Each region is managed by a zone or regional director, and each district is managed by a district manager. Our zone director is responsible for two regions, each regional director is typically responsible for five to eight districts and each district manager is typically responsible for four to twelve stores. Each store is typically staffed with three to five managers in addition to sales associates.

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

Sourcing, Quality Control and Distribution

        All of our merchandise is marketed under the bebe, COLLECTION bebe, BEBE SPORT, bbsp, bebe O and 2b bebe brand names. We design and develop the majority of our merchandise in-house, which is manufactured to our specifications or is sourced directly from third-party manufacturers. When we contract for merchandise production, the contractors produce garments based on designs, patterns and detailed specifications provided by us.

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

        The majority of our merchandise is received, inspected, processed, warehoused and distributed through our distribution center located in Benecia, California. Details about each receipt are supplied to merchandise planners who determine how the product should be distributed among the stores, based on current inventory levels, sales trends and specific product characteristics. Advance shipping notices are electronically communicated to the stores and any goods not shipped are stored for replenishment purposes. Merchandise typically is shipped to the stores three times per week using common carriers.

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

Intellectual Property and Proprietary Rights

        We have registrations, or applications have been filed and are pending, with the United States Patent and Trademark Office ("USPTO") and/or with certain foreign registries in many of our core classifications (including clothing, jewelry, eyewear, fragrance and bags) for the following marks: bebe, COLLECTION bebe, BEBE SPORT, bbsp, 2b bebe and bebe O.

Information Services and Technology

        We are committed to utilizing technology to enhance our competitive position. Our information systems provide data to the entire enterprise to help improve efficiency, visibility, and actionable decision making. The core business systems, which consist of both purchased and internally developed software, are accessed over a company-wide network providing employees with access to key business applications.

        Our investments in information systems have focused on our Supply Chain, Stores, and central corporate systems. To support our growth we initiated a three year IS&T strategic plan, and we have just concluded the third year of this plan. In year one, we completed the upgrade of our infrastructure, began the implementation of our new production management system, upgraded planning and allocation systems, completed the conversion of our web site to a third-party platform and rolled out our clubbebe Loyalty program. In year two, we went live with the first and second phases of our production management system which led to increased efficiency and reduction of paper. In year three, we added Product Life Cycle Management (PLM) to our supply chain and fully integrated it with the production system. We also completed major system upgrades and paperless efficiency improvements in human resources and finance. For stores, the point of sale system project is now well underway, and we are almost done with complete transformation of store telecom infrastructure and connectivity.

Employees

        As of July 5, 2008, we had 4,433 employees, of whom 428 were employed at the corporate offices, Los Angeles studio and distribution center. The remaining 4,005 employees were employed in store operations. There were 1,666 full-time employees and 2,767 employed on a part-time basis. This is an increase of approximately 3% as compared to the prior fiscal year. In addition, our employees are not represented by any labor union, and we believe our relationship with our employees is good.

Available Information

        We make available on our website, www.bebe.com, under "Investor Relations," free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file or furnish such materials to the U.S. Securities and Exchange Commission ("SEC").

        Our Code of Business Conduct and Ethics, Policy for Reporting Violations and Complaints, Corporate Governance Principles and Practices for the Board of Directors, and Board of Directors' Committee Charters are also available on our website, under "Corporate Governance."

EXECUTIVE OFFICERS AND DIRECTORS OF THE REGISTRANT

Executive Officers and Directors

        The following table sets forth certain information with respect to our executive officers and directors as of September 1, 2008:

Name	Age	Position
Manny Mashouf(1)	70	Chairman of the Board
Barbara Bass(2)(3)*(4)	57	Director
Cynthia Cohen(2)(3)(4)*	55	Director
Corrado Federico(4)(3)	67	Director
Caden Wang(2)*(4)	56	Director
Gregory Scott(1)	45	Director and Chief Executive Officer
Walter Parks(1)	49	Chief Operating Officer and Chief Financial Officer
Barbara Wambach(1)	48	Chief Administrative Officer
Susan Powers(1)	50	Senior Vice President of Stores
Lawrence Smith(1)	42	Vice President, General Counsel
Erin Stern(1)	38	President—BEBE SPORT
Amy Nichelini(1)	42	Principal Accounting Officer and Corporate Controller

(1)
Executive Officer.

(2)
Member, Audit Committee.

(3)
Member, Compensation and Management Development Committee.

(4)
Member, Nominating and Corporate Governance Committee.

(*)
Chairman of the Committee

        Manny Mashouf founded bebe stores, inc. and has served as Chairman of the Board since our incorporation in 1976. Mr. Mashouf served as our Chief Executive Officer from 1976 to February 2004. Mr. Mashouf is the father of Paul Mashouf, Vice President of Manufacturing and Sourcing—BEBE SPORT, who resigned his employment in July 2008, and uncle of Hamid Mashouf, Vice President of Information Systems and Technology.

        Barbara Bass has served as a director since February 1997. Since 1993, Ms. Bass has served as the President of the Gerson Bakar Foundation. From 1989 to 1992, Ms. Bass served as President and Chief Executive Officer of the Emporium Weinstock Division of Carter Hawley Hale Stores, Inc., a department store chain. Ms. Bass also serves on the Boards of Directors of Starbucks Corporation and DFS Group Limited.

        Cynthia R. Cohen has served as a director since December 2003. Ms. Cohen is founder and President of Strategic Mindshare, a strategic management consulting firm. She also serves on the Boards of Directors of Steiner Leisure Ltd and Equity One, Inc., as well as several privately held companies. Prior to founding Strategic Mindshare in 1990, she was a Partner in Management Consulting with Deloitte & Touche. Ms. Cohen serves on the Executive Advisory Board for the Center for Retailing Education and Research at the University of Florida and is Chairman of the Strategic Mindshare Foundation, a philanthropic organization.

        Corrado Federico has served as a director since November 1996. Mr. Federico is President of Solaris Properties and has served as the President of Corado, Inc., a land development firm, since 1991. He is also an active retail consultant. From 1986 to 1991, Mr. Federico held the position of President and Chief Executive Officer of Esprit de Corp, Inc., a wholesaler and retailer of junior and children's apparel, footwear and accessories.

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

        Gregory Scott has served as our Chief Executive Officer since February 2004 and as director since August 2004. From 2000 to 2004, Mr. Scott was the President of the Arden B. division of The Wet Seal, Inc. From February 2000 to April 2000, Mr. Scott was President of Laundry, a division of Liz Claiborne. From 1996 to 2000, Mr. Scott was Vice President of Merchandising with bebe stores, inc.

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

        Susan Powers has served as Senior Vice President of Stores since April 2007. From 2005 to 2007, Ms. Powers served as Vice President of Store Operations for Chico's FAS, Inc. From 2002 to 2005, Ms. Powers served as Vice President of Stores for The Wet Seal, Inc. From 1999 to 2002, Ms. Powers served as Vice President of Stores for BCBG Max Azria.

        Lawrence Smith has served as Vice President, General Counsel since October 2004. Prior to joining bebe stores, inc., Mr. Smith served as Vice President, General Counsel for The Wet Seal, Inc. from January 2002 to October 2004. From January 1996 to January 2002, Mr. Smith served as Vice President, General Counsel for BCBG Max Azria.

        Erin Stern joined bebe in August 2007 and currently serves as President—BEBE SPORT. Prior to joining bebe stores, inc., Ms. Stern was Vice President and General Merchandising Manager for GAP Inc. as the head of the Old Navy Outlet Division. Prior to that she was Old Navy's Vice President and General Merchandising Manager of Baby. Ms. Stern launched her career in the Macy's executive training program.

        Amy Nichelini joined bebe in March 2007 and currently serves as Principal Accounting Officer and Corporate Controller. From March 2007 to June 2008, Ms. Nichelini served as Corporate Controller of bebe stores inc. Prior to that, Ms. Nichelini held a Senior Manager position with the accounting firm Grant Thornton, LLP in its Management Consulting Group. Ms. Nichelini holds certifications as a Certified Public Accountant and Certified Internal Auditor.

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

        In addition, we depend upon the expertise and execution of our key employees, particularly Manny Mashouf, our founder, Chairman of the Board of Directors and majority shareholder, and Gregory Scott, our Chief Executive Officer and member of the Board of Directors. If we lose the services of

Mr. Mashouf, Mr. Scott, or any key officers or employees, it could harm our business and results of operations.

        4.    If we are not able to successfully develop new concepts, including BEBE SPORT and 2b bebe, our revenue base and earnings may be impaired.    From time to time, we may pursue new concepts. If the BEBE SPORT, 2b bebe or other new concepts are not successful, our financial condition may be harmed.

        5.    We cannot assure that future store openings will be successful and new store openings may impact existing stores.    We expect to open approximately 24 stores in fiscal 2009, of which approximately 13 will be bebe stores, approximately 1 will be a BEBE SPORT store and approximately 10 will be 2b bebe outlet stores. In the past, we have closed stores as a result of poor performance, and we cannot assure that the stores that we plan to open in fiscal 2009, or any other stores that we might open in the future, will be successful or that our overall operating profit will increase as a result of opening these stores. During fiscal 2008, we closed 5 stores, and during fiscal 2009, we anticipate closing approximately 6 stores. Most of our new store openings in fiscal 2009 will be in existing markets. These openings may affect the existing stores' net sales and profitability. Our failure to predict accurately the demographic or retail environment at any future store location could have a material adverse effect on our business, financial condition and results of operations.

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

        6.    We are subject to risks associated with our on-line sales.    We operate an on-line store at www.bebe.com to sell our merchandise, which we migrated to a third-party platform in February 2006. Although our on-line sales encompass a relatively small percentage of our total sales, our on-line operations are subject to numerous risks, including unanticipated operating problems, reliance on third-party computer hardware and software providers, system failures and the need to invest in additional computer systems. The on-line operations also involve other risks that could have an impact on our results of operations including but not limited to diversion of sales from our other stores, rapid technological change, liability for on-line content, credit card fraud and risks related to the failure of the computer systems that operate the website and its related support systems. In addition, with the migration to a third-party platform, we no longer have direct control of certain aspects of our on-line business. We cannot assure that our on-line store will continue to achieve sales and profitability growth or even remain at its current level.

        7.    Purchases of the merchandise we sell are generally discretionary and are therefore particularly susceptible to economic conditions.    The outlook for the United States economy is uncertain and is directly affected by global factors that are beyond our control. Such factors include disposable consumer income, oil prices, recession and fears of recession, war and fears of war, terrorist attacks, inclement weather, consumer debt, interest rates, sales tax rates, consumer confidence in future economic conditions and political conditions, and consumer perceptions of personal well-being and security. Consumers are generally more willing to make discretionary purchases, including purchases of fashion products, during periods in which favorable economic conditions prevail. If economic conditions worsen, our business, financial condition and results of operations could be adversely affected. We cannot predict the indirect effects on our results of operations, of natural disasters, rising oil and freight prices, consumer spending or other economic factors.

        8.    Any serious disruption at our major facilities could have a harmful effect on our business.    We currently operate a corporate office in Brisbane, California, a distribution facility in Benicia, California, and a design studio and production facility in Los Angeles, California. Any serious disruption at these facilities whether due to construction, relocation, fire, earthquake, terrorist acts or otherwise would harm our operations and could have a harmful effect on our business and results of operations. Furthermore, we have little experience operating essential functions away from our main corporate offices and are uncertain what effect operating such satellite facilities might have on business, personnel and results of operations.

        9.    We rely on information technology, the disruption of which could adversely impact our business.    We rely on various information systems to manage our operations and regularly make investments to upgrade, enhance or replace such systems. Any delays or difficulties in transitioning to these or other new systems, or in integrating these systems with our current systems, or any other disruptions affecting our information systems, could have a material adverse impact on our business. Any failure to maintain adequate system security controls to protect our computer assets and sensitive data, including client data, from unauthorized access, disclosure or use could also damage our reputation with our clients.

        10.    We face significant competition in the retail and apparel industry, which could harm our sales and profitability.    The retail and apparel industries are highly competitive and are characterized by low barriers to entry. We expect competition in our markets to increase. The primary competitive factors in our markets are: brand name recognition, sourcing, product styling, quality, presentation and pricing, timeliness of product development and delivery, store ambiance, customer service and convenience.

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

        12.    If we are not able to protect our intellectual property successfully, our ability to capitalize on the value of our brand name may be impaired.    Even though we take actions to establish, register and protect our trademarks and other proprietary rights, we cannot assure you that we will be successful or that others will not imitate our products or infringe upon our intellectual property rights. In addition, we cannot assure that others will not resist or seek to block the sale of our products as infringements of their trademark and proprietary rights.

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

        13.    If an independent manufacturer violates labor or other laws, or is accused of violating any such laws, or if their labor practices diverge from those generally accepted as ethical, it could harm our business and brand image.    While we maintain a policy to monitor the operations of our independent manufacturers by having an independent firm inspect these manufacturing sites, and all manufacturers are contractually required to comply with such labor practices, we cannot control the actions or the public's perceptions of such manufacturers, nor can we assure that these manufacturers will conduct their businesses using ethical or legal labor practices. Apparel companies can be held jointly liable for the wrongdoings of the manufacturers of their products. While we do not control their employees' employment conditions or the manufacturers' business practices, and the manufacturers act in their own interest, they may act in a manner that results in negative public perceptions of us and/or employee allegations or court determinations that we are jointly liable.

RISKS RELATING TO OUR COMMON STOCK:

        1.    Our stock price may fluctuate because of the small number of shares that can be publicly traded and the low average daily trading volumes.    The vast majority of our outstanding shares of our common stock are subject to trading restrictions. As of July 5, 2008, of the approximately 89,000,000 shares of our common stock then outstanding, approximately 28,000,000 shares of our common stock were available to be publicly traded, and as a result, our average daily trading volumes are relatively low, and our stock price is vulnerable to market swings due to large purchases, sales and short sales of our common stock.

        2.    Because Manny Mashouf beneficially owns a substantial portion of the outstanding shares, other shareholders may not be able to influence the direction the company takes.    As of August 31, 2008, Manny Mashouf, the Chairman of the Board, beneficially owned approximately 56% of the outstanding shares of our common stock. As a result, he can control the election of directors and the outcome of all issues submitted to the shareholders. This may make it more difficult for a third party to acquire shares, may discourage acquisition bids, and could limit the price that certain investors might be willing to pay for shares of common stock. This concentration of stock ownership may have the effect of delaying, deferring or preventing a change in control of our company.

        3.    Our significant shareholders hold a substantial portion of our stock, which may result in trading volatility or may adversely affect our common stock.    As of August 31, 2008, Ms. Neda Mashouf owned 13% of the outstanding shares of our common stock. Any change in the ownership of a significant portion of these shares, including sales by Ms. Mashouf, may result in trading volatility in our common stock or may adversely affect our stock price.

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

        5.    We may be required to record impairment charges in future quarters as a result of the decline in value of our investments in auction rate securities.    We hold a variety of interest bearing auction rate securities ("ARS") comprised of federally insured student loan backed securities and insured municipal authority bonds. These ARS investments are intended to provide liquidity via an auction process that resets the applicable interest rate at predetermined calendar intervals, allowing investors to either roll over their holdings or gain immediate liquidity by selling such interests at par. The recent uncertainties in the credit markets have affected all of our holdings in ARS investments and the majority of auctions for our investments in these securities have failed to settle on their respective settlement dates. Consequently, the investments are not currently liquid and we will not be able to access these funds until a future auction of these investments is successful or a buyer is found outside of the auction process. Maturity dates for these ARS investments range from 2010 to 2045 with principal distributions occurring on certain securities prior to maturity.

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

        6.    Failure to comply with Section 404 of the Sarbanes-Oxley Act of 2002 could negatively impact investor confidence.    In order to meet the requirements of the Sarbanes-Oxley Act of 2002 in future periods, we must continuously document, test, monitor and enhance our internal control over financial reporting. We cannot assure that the periodic evaluation of our internal controls required by Section 404 of the Sarbanes-Oxley Act will not result in the identification of significant control deficiencies and/or material weaknesses or that our auditors will be able to attest to the effectiveness of our internal control over financial reporting. Failure to maintain the effectiveness of our internal control over financial reporting or to comply with the requirements of this Act could have a material adverse effect on our reputation, financial condition and market price of our common stock.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

        As of July 5, 2008, our 303 stores, all of which are leased, encompassed approximately 1,127,000 total square feet. The typical store lease is for a 10-year term and requires us to pay a base rent and a percentage rent if certain minimum sales levels are achieved. Many of the leases provide a lease termination option in certain specified years of the lease if certain minimum sales levels are not achieved. In addition, leases for store locations typically require us to pay property taxes, utilities, repairs and common area maintenance fees.

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

        A former employee sued us in a complaint filed July 27, 2006 in the Superior Court of California, San Mateo County (case No. CIV 456550) alleging a failure to pay all wages, failure to pay overtime wages, failure to pay minimum wages, failure to provide meal periods, violation of Labor Code §450, violation of Labor Code §2802 and California Code of Regulations §11040(9)(A), statutory wage violations (late payment of wages), unlawful business practices under Business and Professions Code §16720 and §17200, conversion of wages and violation of Civil Code §52.1. The plaintiff purports to bring the action also on behalf of current and former California bebe employees who are similarly situated. The lawsuit seeks compensatory, statutory, punitive, restitution and injunctive relief. In September, 2008, we filed an opposition to Plaintiff's recently filed motion to certify a class relating only to Plaintiff's claim that we required employees to purchase and wear our product. The court is currently reviewing this matter.

        A former employee sued bebe in a complaint filed September 20, 2007 in the United States District Court for the District of New Jersey (case no. 07-cv-4514 (D.N.J.)) alleging various state and federal statutory breaches based on a failure to pay all wages, including overtime wages and bonus, failure to provide and/or pay for meal and rest break periods, failure to credit vacation time and other benefits and retaliation, wrongful termination, breach of contract, breach of covenant of good faith and fair dealing, and unjust enrichment. Plaintiff purports to bring the action on behalf of current and former store management employees who are or were similarly situated. The complaint seeks compensatory, statutory and punitive damages and equitable relief. In April, 2008, we filed both a Motion to Dismiss and an objection to Plaintiff's Motion for Conditional Class Certification. The Court is still considering these motions and, as a result, a magistrate judge has extended the discovery process until the Court has ruled on the two named motions.

        A customer sued us in a complaint filed December 14, 2006 in the Superior Court of Contra Costa County (case no. C06-02630) alleging that we utilized a certain type of preprinted credit card form in a return transaction in violation of California Civil Code §1747.08. The plaintiff purported to bring the action also on behalf of other customers who are similarly situated. After the California courts recently resolved a similar case (involving different parties) in a manner consistent with our position in this lawsuit, we were able to secure from Plaintiff a dismissal of this action with no liability to the company. Such dismissal was filed and should be entered by the Court in September, 2008.

        On February 9, 2007, a customer, purportedly on behalf of other customers similarly situated, filed suit against bebe in the Central District of California (case no. CV-07-0972) alleging we violated the Fair Credit Reporting Act (the "FCRA") by printing on receipts more than the last five digits of the credit or debit card numbers and/or the expiration date. The suit sought statutory and punitive damages, attorney's fees and injunctive relief. After recent Federal legislation was signed into law, effectively invalidating Plaintiff's claims against us in this lawsuit, we were able to secure from Plaintiff a dismissal with no liability to the company. The dismissal was filed with the Court in July, 2008

        We are also involved in various other legal proceedings arising in the normal course of business. None of these matters nor the matters listed above are expected, individually or in the aggregate, to have a material adverse effect on our business, financial condition or results of operations.

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of our shareholders during the fourth quarter of fiscal 2008.

 PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        Our common stock trades on the Nasdaq National Market under the symbol "BEBE." The following table sets forth the high and low sales prices of our common stock for each quarterly period within the two years ended July 5, 2008, as reported by Nasdaq:

	High	Low
Fiscal 2007
First Quarter	$25.44	$14.34
Second Quarter	26.86	19.25
Third Quarter	19.98	16.63
Fourth Quarter	18.53	15.99
Fiscal 2008
First Quarter	$16.69	$12.35
Second Quarter	15.19	11.71
Third Quarter	13.83	9.01
Fourth Quarter	11.66	9.34

        In November 2004 and April 2005, respectively, the Company declared 3-for-2 stock splits which became effective in, December 2004 and June 2005, respectively. All share and per share amounts included in this report have been adjusted for these stock splits.

        On September 13, 2007, the Company entered into an agreement with the Company's former Vice Chairperson Neda Mashouf to purchase 5 million shares of its outstanding common stock beneficially owned by Ms. Mashouf at a price per share of $13.39, for an aggregate purchase price of $66,950,000. The Company completed the purchase and retired the shares during the first quarter of fiscal 2008.

        As of August 31, 2008, the number of holders of record of our common stock was 76 and the number of beneficial holders of our common stock was approximately 10,000.

        Declaration and payment of dividends is within the sole discretion of our Board of Directors, subject to limitations imposed by California law and compliance with our credit agreements, and will depend on our earnings, capital requirements, financial condition and such other factors as the Board of Directors deems relevant. During fiscal 2008, we declared four quarterly dividends of $0.05 each per common share.

Stock Performance Graph

        The graph below compares the percentage changes in our cumulative total shareholder return on our common stock for the five-year period ended July 5, 2008, with (i) the cumulative total return of the S & P 500 Index ("S & P 500") and (ii) the S & P Apparel, Accessories & Luxury Goods Index. The total shareholder return for our common stock assumes quarterly reinvestment of dividends.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among bebe stores, inc., The S&P 500 Index
And The S&P Apparel, Accessories & Luxury Goods Index

*$100 invested on 6/30/03 in stock or index-including reinvestment of dividends.

Fiscal year ending June 30.

Copyright © 2008 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

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

	Fiscal Year Ended
	July 5, 2008	July 7, 2007	July 1, 2006	July 2, 2005	June 30, 2004
	(Dollars in thousands, except per share data)
Operating Results:
Net sales	$687,622	$670,912	$579,073	$509,527	$372,257
Cost of sales, including production and occupancy	372,209	349,095	292,592	256,560	197,269

Gross margin	315,413	321,817	286,481	252,967	174,988
Selling, general and administrative expenses	236,044	216,560	181,986	151,087	122,278

Income from operations	79,369	105,257	104,495	101,880	52,710
Interest and other income, net	16,396	13,120	10,408	5,013	1,959

Income before income taxes	95,765	118,377	114,903	106,893	54,669
Provision for income taxes	32,685	41,099	41,096	40,561	20,899

Net income	$63,080	$77,278	$73,807	$66,332	$33,770

Basic income per share	$0.70	$0.83	$0.81	$0.74	$0.39
Diluted income per share	$0.69	$0.81	$0.79	$0.71	$0.38
Basic weighted average shares outstanding	89,783	92,810	91,373	89,591	87,334
Diluted weighted average shares outstanding	91,089	94,973	93,795	93,453	89,395
Statistics:
Number of stores:
Opened during period	35	36	31	21	20
Closed during the period	5	5	3	6	1
Open at end of period	303	273	242	214	199
Net sales per average store(1)	$2,344	$2,417	$2,437	$2,347	$1,900
Comparable store sales increase (decrease)(2)	(7.6)%	2.9%	6.1%	25.7%	9.5%

	As of
	July 5, 2008	July 7, 2007	July 1, 2006	July 2, 2005	June 30, 2004
	(Dollars in thousands)
Balance Sheet Data:
Working capital	$137,381	$403,612	$330,269	$275,717	$188,164
Total assets	597,763	607,028	500,909	407,546	296,736
Long-term debt, including current portion	—	260	509	393	—
Shareholders' equity	485,885	504,590	408,224	333,243	244,420
Dividends declared	$0.20	$0.20	$0.17	$0.11	$0.00

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

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Consolidated Financial Statements and related Notes thereto included elsewhere in this report. The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements, which involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under "Risks Factors" under Item 1A of this report.

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

         Revenue recognition.    We recognize revenue at the time the products are received by the customers in accordance with the provisions of Staff Accounting Bulletin (SAB") No. 101, Revenue Recognition in Financial Statements as amended by SAB No. 104, Revenue Recognition. We recognize revenue for store sales at the point at which the customer receives and pays for the merchandise at the register. For on-line sales, we recognize revenue at the time the customer receives the product. We estimate and defer revenue and the related product costs for shipments that are in transit to the customer. Customers typically receive goods within one week of shipment. We reflect amounts related to shipping billed to customers in net sales and the related costs in cost of goods sold. Sales tax collected from customers on retail sales are recorded net of retail sales at the time of the transaction.

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

        We recognize wholesale licensee revenue from sale of product to international licensee operated bebe stores at the time the licensee receives shipment. These stores are excluded from comparable store sales.

         Stock Based Compensation.    Our marketable securities are classified as available for sale and carried at their fair market value. We account for stock options and awards issued to employees in accordance with the fair value recognition provisions of Financial Accounting Standards Board ("FASB") Statement No. 123(R) ("SFAS No. 123(R)"), Share-Based Payment, using the modified prospective transition method. Under SFAS No. 123(R), stock-based awards to employees are required to be recognized as compensation expense, based on the calculated fair value on the date of grant. We determine the fair value using the Black Scholes option pricing model. This model requires subjective assumptions, including future stock price volatility and expected term, which affect the calculated values.

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

         Marketable securities.    We hold a variety of interest bearing auction rate securities ("ARS") comprised of federally insured student loan backed securities and insured municipal authority bonds. As of July 5, 2008, our ARS portfolio totaled approximately $236 million, net of an impairment charge of $7.8 million, which were classified as non-current ARS. This amount includes approximately 98% federally insured student loan backed securities and 2% municipal authority bonds. Our ARS portfolio is comprised of approximately 83% AAA rated investments, 5% AA rated investments and 12% A rated investments. These ARS investments are intended to provide liquidity via an auction process that resets the applicable interest rate at predetermined calendar intervals, allowing investors to either roll over their holdings or gain immediate liquidity by selling such interests at par. The recent uncertainties in the credit markets have affected all of our holdings in ARS investments and auctions for the majority of our investments in these securities have failed to settle on their respective settlement dates. Consequently, the investments are not currently liquid and we will not be able to access these funds until a future auction of these investments is successful. Maturity dates for these ARS investments range from 2010 to 2045 with principal distributions occurring on certain securities prior to maturity. We currently have the ability and intent to hold these ARS investments until a recovery of the auction process or until maturity.

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

        We determined the estimated fair value of our investment in ARS as of July 5, 2008 based on an estimated present value using a discounted cash flow model. The assumptions used in preparing the discounted cash flow model include estimates for interest rates, underlying assets supporting the ARS, timing and amount of cash flows and expected holding periods of the ARS. Based on this assessment of fair value, as of July 5, 2008 we determined there was a decline in the fair value of our ARS investments of $7.8 million, of which all was deemed temporary. An impairment charge was recorded in the other comprehensive income component of shareholders' equity.

        We review our impairments in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities , and related guidance issued by the FASB and SEC in order to determine the classification of the impairment as "temporary" or "other-than-temporary." A temporary impairment charge results in an unrealized loss being recorded in the other comprehensive income component of shareholders' equity. Such an unrealized loss does not affect net income for the applicable accounting period. An other-than-temporary impairment charge is recorded as a realized loss in the condensed consolidated statement of income and reduces net income for the applicable accounting period. The differentiating factors between temporary and other-than-temporary impairment are primarily the length of the time and the extent to which the market value has been less than cost, the financial condition and near-term prospects of the issuer and our current intent and ability to retain our investment in the issuer for a period of time sufficient to allow for any anticipated recovery in market value.

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

         Long-lived assets.    We review long-lived assets for impairment whenever events or changes in circumstances, such as store closures or poor performing stores, indicate that the carrying value of an asset may not be recoverable. If the undiscounted cash flows from the long-lived assets are less than the carrying value we record an impairment charge equal to the difference between the carrying value and the asset's estimated fair value. In addition, at the time a decision is made to close a store, we record an impairment charge, if appropriate, or accelerate depreciation over the revised useful life of the asset. Historically, our impairment charges have been immaterial. During fiscal 2008, we recorded a $848,000 charge for the impairment of store assets. We did not record an impairment charge during fiscal 2007 and during fiscal 2006 we recorded charges for the impairment of store assets of $73,000. We believe at this time that the long-lived assets' carrying values and useful lives continue to be appropriate.

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

Recent Accounting Pronouncements

        In July 2006, the FASB issued Interpretation No. 48 ("FIN 48"), Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company implemented FIN 48 as of July 8, 2007. See Footnote 6 of the Notes to the Consolidated Financial Statements for information on the impact of implementing FIN 48 on our financial position and statement of operations.

        In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and accordingly does not require any new fair value measurements. The provisions of SFAS No. 157 are to be applied prospectively as of the beginning of the fiscal year in which it is initially applied, with any transition adjustment recognized as a cumulative-effect adjustment to the opening balance of retained earnings. The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FSP Nos. 157-1 and 157-2 which partially deferred the effective date of SFAS No. 157 for one year for certain non-financial assets and liabilities and removed certain leasing transactions from its scope. We have not yet determined the impact that the adoption of SFAS No. 157 will have on our consolidated financial statements but do not believe the adoption will have a material impact on our financial position and results of operations.

        In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115. SFAS No. 159 permits entities to choose to measure eligible items at fair value at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company does not expect the adoption of SFAS No. 159 to have a material impact on our financial position and results of operations.

Results of Operations

        Our fiscal year ends on the first Saturday after June 30. Fiscal 2008, 2007 and 2006 included 52, 53 and 52 weeks, respectively.

        The following table sets forth certain financial data as a percentage of net sales for the periods indicated:

	Fiscal Year Ended
	July 5, 2008	July 7, 2007	July 1, 2006
Statement of Operating Data:
Net sales	100.0%	100.0%	100.0%
Cost of sales, including production and occupancy(1)	54.1	52.0	50.5

Gross margin	45.9	48.0	49.5
Selling, general and administrative expenses(2)	34.3	32.3	31.4

Income from operations	11.6	15.7	18.1
Interest and other income, net	2.4	2.0	1.8

Income before income taxes	14.0	17.7	19.9
Provision for income taxes	4.8	6.1	7.1

Net income	9.2%	11.6%	12.8%

    (1)
    Cost of sales includes the cost of merchandise, occupancy costs and production costs.

    (2)
    Selling, general and administrative expenses primarily consist of non-occupancy store costs, corporate overhead and advertising costs.

Fiscal Years Ended July 5, 2008 and July 7, 2007

         Net Sales.    Net sales increased to $687.6 million during the year ended July 5, 2008 from $670.9 million in fiscal 2007, an increase of $16.7 million, or 2.5%. The increase in sales is primarily attributable to an increase in sales of $54.4 million generated by stores not included in the comparable store sales base, online sales of $8.0 million and wholesale sales to international licensees of $6.7 million. The increase was partially offset by a 7.6% decrease in comparable store sales and an additional $10 million in sales in fiscal 2007 due to the extra week in fiscal 2007.

         Gross Margin.    Gross margin decreased to $315.4 million for the year ended July 5, 2008 from $321.8 million in fiscal 2007, a decrease of $6.4 million, or 2.0%. As a percentage of net sales, gross margin of 45.9% was lower than prior year at 48.0% primarily due to higher markdowns and unfavorable occupancy leverage, partially offset by higher initial markups.

         Selling, General and Administrative Expenses.    Selling, general and administrative expenses, which primarily consist of non-occupancy store costs, corporate overhead and advertising costs, increased to $236.0 million during fiscal 2008 from $216.6 million in fiscal 2007, an increase of $19.4 million, or 9.0%. As a percentage of net sales, these expenses increased to 34.3% during fiscal 2008 from 32.3% in fiscal 2007. This increase as a percentage of net sales was primarily due to increases in compensation, depreciation and advertising.

         Interest and Other Income, Net.    We generated $16.4 million of interest and other income, net of other expenses, during fiscal 2008 as compared to $13.1 million in fiscal 2007. The increase in interest and other income resulted from an increase in interest rates primarily on our auction rate securities and additions to our marketable securities balances due to positive operating results partially offset by a decrease in cash and equivalents and investments due to the purchase of 5 million shares of our outstanding stock from our former Vice Chairperson, Neda Mashouf, for an aggregate purchase price of $66,950,000.

         Provision for Income Taxes.    Our effective tax rate was 34.1% for fiscal 2008 as compared to 34.7% for fiscal 2007. The lower effective tax rate for 2008 was primarily attributable to an increase in tax exempt interest.

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

         Provision for Income Taxes.    Our effective tax rate was 34.7% for fiscal 2007 as compared to 35.8% for fiscal 2006. The lower effective tax rate for 2007 was primarily attributable to an increase in tax exempt interest.

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

Liquidity and Capital Resources

        Our working capital requirements vary widely throughout the year and generally peak in the first and second fiscal quarters. At July 5, 2008, we had approximately $123.3 million of cash and equivalents on hand. In addition, we had a revolving line of credit, under which we could borrow or issue letters of credit up to a combined total of $25.0 million, which expires March 31, 2009. As of July 5, 2008, there were no cash borrowings outstanding, and there were $3.0 million of letters of credit outstanding.

        Net cash provided by operating activities in fiscal 2008, 2007 and 2006 was $95.2 million, $100.5 million and $92.6 million, respectively. The decrease of $5.3 million for fiscal 2008 from fiscal 2007 was primarily due to a decrease in net earnings of $14.2 million and decreases in stock based compensation expense of $0.9 million and deferred rent of $0.6 million. The decrease was partially offset by an increase in changes of working capital of $5.6 million and increases in depreciation and amortization expense of $2.9 million, net loss on disposal of property of $0.7 and deferred income taxes of $1.3 million.

        Net cash provided by investing activities was $41.8 million, versus net cash used by investing activities of $81.0 million and $76.1 million in fiscal 2008, 2007 and 2006, respectively. The increase in cash provided by investing activities in 2008 was primarily a result of an increase in net proceeds of marketable equity securities of $121.3 million, partially offset by a decrease in the purchase of property, plant and equipment of $1.5 million.

        Capital expenditures of $41.8 million in 2008 comprise $26.8 million related to the opening of new stores, $7.0 million related to the relocation and expansion of existing stores, $4.1 million related to investments in management information systems and $3.9 million on other projects. Capital expenditures of $43.2 million in 2007 comprise $26.2 million related to the opening of new stores, $10.6 million related to the relocation and expansion of existing stores, $2.5 million related to investments in management information systems and $3.9 million on other projects.

        We opened 35, 36 and 31 new stores in fiscal 2008, 2007 and 2006, respectively, and we expect to open 24 stores in fiscal 2009. In fiscal year 2009, we expect capital expenditures of approximately $23.6 million for new stores and relocation and expansion of existing stores and approximately $8.4 million for investments in information systems and other capital expenditures.

        During fiscal 2008, the average bebe, BEBE SPORT and 2b bebe new store construction costs before tenant allowances were $651,000, and the average gross inventory investment per store was $105,000.

        Net cash used by financing activities was $82.2 million in fiscal 2008 compared to net cash provided by financing activities of $1.4 million in fiscal 2007. The increase in cash used by financing activities was primarily a result of the purchase of 5 million shares of our outsanding common stock from our former Vice Chairperson Neda Mashouf at a price per share of $13.39, for an aggregate purchase price of $66,950,000. We completed the purchase and retired the shares during the first quarter of fiscal 2008. This increase was partially offset by a decrease in proceeds from options exercised and the related tax benefit. Net cash provided by financing activities was $1.4 million in fiscal 2007 compared to net cash used by financing activities of $5.1 million in fiscal 2006.

        As of July 5, 2008, the estimated fair value of our ARS portfolio totaled approximately $236 million, net of an impairment charge of $7.8 million, which were classified as non-current ARS. This amount includes approximately 98% federally insured student loan backed securities and 2% municipal and education authority bonds. Our ARS portfolio is comprised of approximately 83% AAA rated investments, 5% AA rated investments and 12% A rated investments. These ARS investments are intended to provide liquidity via an auction process that resets the applicable interest rate at predetermined calendar intervals, allowing investors to either roll over their holdings or gain immediate liquidity by selling such interests at par. The recent uncertainties in the credit markets have affected all of our holdings in ARS investments and auctions for the majority of our investments in these securities have failed to settle on their respective settlement dates. Consequently, the investments are not currently liquid and we will not be able to access these funds until a future auction of these investments is successful. Maturity dates for these ARS investments range from 2010 to 2045 with principal distributions occurring on certain securities prior to maturity. We currently have the ability and intent to hold these ARS investments until a recovery of the auction process or until maturity.

        We believe that our cash on hand, together with our cash flow from operations, will be sufficient to meet our capital and operating requirements through fiscal 2009. Our future capital requirements, however, will depend on numerous factors, including without limitation, the size and number of new and expanded stores, investment costs for management information systems, potential acquisitions and/or joint ventures, repurchase of stock and future results of operations.

Summary Disclosures about Contractual Obligations and Commercial Commitments:

        The following tables summarize our significant contractual obligations and commercial commitments as of July 5, 2008 (in thousands):

	Amount of commitment expiration period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
OTHER COMMERCIAL COMMITMENTS
Operating leases	$486,304	$64,801	$120,252	$102,814	$198,437
Capital leases	38	38	—	—	—
Trade letters of credit	2,954	2,954	—	—	—
Unconditional purchase obligations(1)	83,474	79,354	3,352	768

Total Contractual Obligations and Commercial Commitments(2)	$572,770	$147,147	$123,604	$103,582	$198,437

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

(2)
The table above does not include liabilities related to unrecognized tax benefits under FIN 48. As the company is unable to reasonably predict the timing of settlement of such FIN 48 liabilities, the table does not include $3.4 million of income tax, interest and penalties relating to unrecognized tax benefits that are recorded as noncurrent liabilities within our consolidated balance sheet as of July 5, 2008.

        As of July 5, 2008, there were no cash borrowings outstanding, and there were $3.0 million of letters of credit outstanding under the line of credit.

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

  Interest Rate Risk.

        We currently maintain a portfolio of variable interest rate investments consisting of cash equivalents and non-current auction rate securities ("ARS"), which includes approximately 98% federally insured student loan backed securities and 2% municipal and education authority bonds. Our ARS portfolio is comprised of approximately 83% AAA rated investments, 5% AA rated investments and 12% A rated investments. According to our investment policy, we may invest in taxable and tax-exempt instruments. In addition, the policy establishes limits on credit quality, maturity, issuer and type of instrument. Marketable securities are classified as "available for sale." We do not use derivative financial instruments in our investment portfolio.

        All highly liquid investments with a maturity of three months or less at the date of purchase are considered to be cash equivalents. Investments are considered short-term marketable securities if the original maturity is between three months and twelve months, or long-term marketable securities if the original maturity is greater than twelve months. Typically the fair value of ARS investments approximates par value due to the frequent resets through the auction process. While we continue to earn interest on our ARS investments at the maximum contractual rate, these investments are not currently trading and therefore do not currently have a readily determinable market value. Accordingly, the estimated fair value of ARS no longer approximates par value. We determined the estimated fair value of our investment in ARS as of July 5, 2008 based on an estimated present value using a discounted cash flow model. The assumptions used in preparing the discounted cash flow model include estimates for interest rates, underlying assets supporting the ARS, timing and amount of cash flows and expected holding periods of the ARS. Based on this assessment of fair value, as of July 5, 2008 we determined there was a decline in the fair value of our ARS investments of $7.8 million, of which all was deemed temporary. An impairment charge was recorded in the other comprehensive income component of shareholders' equity.

        As of July 5, 2008, we reclassified $236 million of our short-term investments to non-current ARS on our condensed consolidated balance sheet because of our inability to determine when our investments in ARS would settle. We have also modified our current investment strategy and increased our investments in more liquid money market investments. An immediate and uniform increase in market interest rate of 100 basis points from levels at July 5, 2008 would cause an additional decline of approximately 3%, or $6.2 million, in the fair market value of our investments in ARS.

        The following table lists our cash equivalents and long-term marketable securities at July 5, 2008:

	Book Value	Fair Value
	(Dollars in thousands)
Cash equivalents	$101,345	$101,345
Weighted average interest rate	2.17%
Long-term marketable securities	$235,751	$235,751
Weighted average interest rate	2.39%
Total	$337,096	$337,096

        The interest payable on our bank line of credit is based on variable interest rates and therefore affected by changes in market interest rates. If interest rates rose significantly, our results from operations and cash flows would not be affected since we have no outstanding borrowings.

  Foreign Currency Risks

        We enter into a significant amount of purchase obligations outside of the United States, substantially all of which are negotiated and settled in U.S. Dollars. Fluctuations in exchange rates can impact our financial condition and results of operations. We also operate a subsidiary for which the functional currency is the Canadian dollar. In accordance with SFAS No. 52, Foreign Currency Translation, assets and liabilities of Canada's operations are translated into U.S. dollars at year-end rates, while income and expenses are translated at the weighted average exchange rates for the year. The related translation adjustments are recorded in accumulated other comprehensive income as a separate component of shareholder's equity. We do not hedge against foreign currency risks and believe that foreign currency exchange risk is immaterial.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        Information with respect to this item is set forth in Item 15 of this Form 10-K.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

  Evaluation of Disclosure Controls and Procedures.

        Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended ("the Exchange Act") as of the end of the period covered by this report (July 5, 2008.) Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of the evaluation date our disclosure controls and procedures are effective at the reasonable level of assurance to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely discussions regarding required disclosure.

  Internal Control over Financial Reporting

        Management's report on our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) in the Exchange Act), and the related report of our independent registered public accounting firm, are included on pages F-2 and F-3 of this Annual Report on Form 10-K, under the headings, "Management's Annual Report on Internal Control Over Financial Reporting" and "Report of Independent Registered Public Accounting Firm," and are incorporated herein by reference.

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

ITEM 9B.    OTHER INFORMATION

        On September 15, 2008, the Compensation and Management Development Committee of the Board Directors of the company met and elected to provide Mr. Scott with a monthly housing allowance of $12,500, retroactive to July 6, 2008. The allowance is being provided due to the requirements of Mr. Scott's job which dictate he spend equal amounts of time at our design and production studio located in Los Angeles, California and at our corporate headquarters located in Brisbane, California.

 PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Information regarding our executive officers required by Item 401 of Regulation S-K is included under Item 1 of Part I of this report under the caption "Executive Officers and Directors of the Registrant" and incorporated herein by reference.

        Information with respect to our directors required by Item 401 of Regulation S-K is incorporated by reference from "Proposal No. 1 Election of Directors" in our definitive Proxy Statement to be filed with the SEC not later than 120 days after the end of our fiscal year.

        Information with respect to compliance with Section 16(a) of the Exchange Act required by Item 405 of Regulation S-K is incorporated by reference from "Section 16(A) Beneficial Ownership Reporting Compliance" in our definitive Proxy Statement to be filed with the SEC not later than 120 days after the end of our fiscal year.

        Information with respect to our code of ethics required by Item 406 of Regulation S-K is incorporated by reference from "Committee Charters and Other Corporate Governance Materials" in our definitive Proxy Statement to be filed with the SEC not later than 120 days after the end of our fiscal year.

        Information with respect to our corporate governance required by Item 407(c)(3), (d)(4) and (d)(5) of Regulation S-K is incorporated by reference from "Corporate Governance Matters" in our definitive Proxy Statement to be filed with the SEC no later than 120 days after the end of our fiscal year.

ITEM 11.    EXECUTIVE COMPENSATION

        Information with respect to executive compensation required by Item 402 of Regulation S-K incorporated by reference from "Executive Compensation and Other Matters" in our definitive Proxy Statement to be filed with the SEC not later than 120 days after the end of our fiscal year.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        Information with respect to security ownership of beneficial owners and related stockholder matters required by Item 201(d) and Item 403 of Regulation S-K is incorporated by reference "Equity Compensation Plan Information" and "Security Ownership of Certain Beneficial Owners and Management" in our definitive Proxy Statement to be filed with the SEC not later than 120 days after the end of our fiscal year.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Information with respect to certain relationships and related transactions required by Item 404 of Regulation S-K is incorporated by reference from "Certain Relationships and Related Transactions" in our definitive Proxy Statement to be filed with the SEC not later than 120 days after the end of our fiscal year.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        Information required by Item 9(e) of Schedule 14A is incorporated by reference from "Ratification and Appointment of Independent Registered Public Accounting Firm" in our definitive Proxy Statement to be filed with the SEC not later than 120 days after the end of our fiscal year.

 PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)
1.
The financial statements listed in the "Index to Consolidated Financial Statements" at page F-1 are filed as a part of this report.

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

10.8(c)	Form of Retail Store License Agreement between Registrant and [company].
10.9(d)	Amendment No. 1 to Lease Agreement (amendment to Standard Industrial/Commercial-Tenant Lease-Net dated November 30, 1998 between Registrant and Far Western Land and Investment Company, Inc.)
10.10(e)	Lease Agreement dated October 24, 2000, as amended, between Registrant and Lincoln PO Benicia Limited Partnership.
10.12(e)	Form of Restricted Stock Units Agreement.
10.17(f)	Standard Offer, Agreement and Escrow Instructions for Purchase of Real Estate dated January 20, 2004 by and among bebe stores, inc. and 10345 Olympic LLC.
10.18(g)	Business Loan Agreement dated March 28, 2003, as amended, between Registrant and Bank of America N.A.
10.19(h)(*)	Management Bonus Plan
10.20(j)	Third Amendment to Business Loan Agreement between Registrant and Bank of America N.A.
10.21(k)(*)	bebe stores, inc. Form of Stock Option Agreement
10.22(l)(*)	bebe stores, inc. Form of Restricted Stock Unit Agreement

EXHIBIT NUMBER	DESCRIPTION OF DOCUMENT
21.1	Subsidiaries of Registrant.
23.1	Consent of Independent Registered Public Accounting Firm.
24.1	Power of Attorney (see signature page).
31.1	Section 302 Certification of Chief Executive Officer.
31.2	Section 302 Certification of Chief Financial Officer.
32.1	Section 906 Certification of Chief Executive Officer.
32.2	Section 906 Certification of Chief Financial Officer.

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

(e)
Incorporated by reference from exhibits of the same number in Registrant's Annual Report on Form 10-K filed on September 29, 2003.

(f)
Incorporated by reference from exhibits of the same number in Registrant's Annual Report on Form 10-K filed on September 13, 2004.

(g)
Incorporated by reference from exhibit of the same number in Registrant's Current Report on Form 8-K filed on September 20, 2004.

(h)
Incorporated by reference from exhibit of the same number in Registrant's Annual Report on Form 10-K filed on September 14, 2005

(i)
Incorporated by reference from exhibit 99.2 to Registrant's Current Report on Form 8-K filed on November 23, 2005.

(j)
Incorporated by reference from exhibit 99.1 to Registrant's Current Report on Form 8-K filed on November 23, 2005.

(k)
Incorporated by reference from exhibit 99.3 to Registrant's Current Report on Form 8-K filed on November 23, 2005.

(l)
Incorporated by reference from exhibit 99.4 to Registrant's Current Report on Form 8-K filed on November 23, 2005.

(*)
Indicates management contracts or compensatory plans or arrangements required to be filed as exhibits to this report on Form 10-K.

 SIGNATURES

        Pursuant to the requirements of the Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Brisbane, State of California, on the 18th day of September 2008.

bebe stores, inc.
By:	/s/ GREGORY SCOTT Chief Executive Officer (Principal Executive Officer)

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

        Pursuant to the requirements of the Exchange Act, this Annual Report on Form 10-K has been signed by the following persons in the capacities and on the dates indicated:

Name	Title	Date

/s/ GREGORY SCOTT Gregory Scott	Chief Executive Officer (Principal Executive Officer) and Director	September 18, 2008
/s/ WALTER PARKS Walter Parks	Chief Operating Officer and Chief Financial Officer (Principal Financial Officer)	September 18, 2008
/s/ AMY NICHELINI Amy Nichelini	Principal Accounting Officer and Corporate Controller	September 18, 2008
/s/ MANNY MASHOUF Manny Mashouf	Chairman of the Board	September 18, 2008
/s/ BARBARA BASS Barbara Bass	Director	September 18, 2008
/s/ CYNTHIA COHEN Cynthia Cohen	Director	September 18, 2008
/s/ CORRADO FEDERICO Corrado Federico	Director	September 18, 2008
/s/ CADEN WANG Caden Wang	Director	September 18, 2008

bebe stores, inc.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JULY 5, 2008, JULY 7, 2007, AND JULY 1, 2006:

 MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

        The management of bebe stores, inc. is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. With the participation of the Chief Executive Officer and the Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of July 5, 2008.

        bebe stores, inc.'s independent auditor, Deloitte & Touche LLP, an independent registered public accounting firm, has issued an audit report on our internal control over financial reporting. This audit report appears on page F-3 of this annual report on Form 10-K.

September 18, 2008
/s/ GREGORY SCOTT Gregory Scott Chief Executive Officer and Director (Principal Executive Officer)
/s/ WALTER PARKS Walter Parks Chief Operating Officer and Chief Financial Officer (Principal Financial Officer)

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
bebe stores, inc.:

        We have audited the accompanying consolidated balance sheets of bebe stores, inc. and subsidiaries (the "Company") as of July 5, 2008 and July 7, 2007, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended July 5, 2008. We also have audited the Company's internal control over financial reporting as of July 5, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying "Management's Annual Report on Internal Control over Financial Reporting." Our responsibility is to express an opinion on these financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

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

        A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of bebe stores, inc. and subsidiaries as of July 5, 2008 and July 7, 2007, and the results of their operations and their cash flows for each of the three years in the period ended July 5, 2008, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of July 5, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        As discussed in Note 1 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, on July 3, 2005 and Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, on July 8, 2007.

/s/ DELOITTE & TOUCHE LLP San Francisco, California September 18, 2008

bebe stores, inc.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

	As of
	July 5, 2008	July 7, 2007
Assets:
Current assets:
Cash and equivalents	$123,344	$65,603
Short-term marketable securities	—	327,100
Receivables (net of allowance of $1,197 and $1,094)	7,953	6,720
Inventories, net	42,827	44,064
Deferred income taxes, net	9,290	9,068
Prepaid and other	16,215	13,314

Total current assets	199,629	465,869
Non-current auction rate securities	235,751	—
Property and equipment, net	133,128	116,595
Deferred income taxes, net	24,686	20,330
Other assets	4,569	4,234

Total assets	$597,763	$607,028

Liabilities and Shareholders' Equity:
Current liabilities:
Accounts payable	$23,252	$28,052
Accrued liabilities	38,958	33,982
Current portion of capital leases	38	223

Total current liabilities	62,248	62,257
Long term portion of capital leases	—	38
Deferred rent and other lease incentives	46,229	40,143
Uncertain tax positions	3,401	—

Total liabilities	111,878	102,438

Commitments and contingencies (Notes 3 and 4)
Shareholders' equity:
Preferred stock-authorized 1,000,000 shares at $0.001 par value per share; no shares issued and outstanding	—	—
Common stock-authorized 135,000,000 shares at $0.001 par value per share; issued and outstanding 88,939,720 and 93,543,604 shares	89	94
Additional paid-in capital	139,795	126,744
Accumulated other comprehensive income	(261)	9,139
Retained earnings	346,262	368,613

Total shareholders' equity	485,885	504,590

Total liabilities and shareholders' equity	$597,763	$607,028

See accompanying notes to consolidated financial statements.

bebe stores, inc.

CONSOLIDATED STATEMENTS OF INCOME

(Amounts in thousands, except per share data)

	Fiscal Year Ended
	July 5, 2008	July 7, 2007	July 1, 2006
Net sales	$687,622	$670,912	$579,073
Cost of sales, including production and occupancy	372,209	349,095	292,592

Gross margin	315,413	321,817	286,481
Selling, general and administrative expenses	236,044	216,560	181,986

Income from operations	79,369	105,257	104,495
Interest and other income, net	16,396	13,120	10,408

Income before income taxes	95,765	118,377	114,903
Provision for income taxes	32,685	41,099	41,096

Net income	$63,080	$77,278	$73,807

Basic income per share	$0.70	$0.83	$0.81
Diluted income per share	$0.69	$0.81	$0.79
Basic weighted average shares outstanding	89,783	92,810	91,373
Diluted weighted average shares outstanding	91,089	94,973	93,795

See accompanying notes to consolidated financial statements.

bebe stores, inc.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(Amounts in thousands)

	Common Stock
					Accumulated Other Comprehensive Income
	Number of Shares	Amount	Additional Paid-in Capital	Deferred Compensation		Retained Earnings	Total	Comprehensive Income
Balances as of July 2, 2005	91,128	$91	$80,526	$(35)	$971	$251,690	$333,243
Net income	—	—	—	—	—	73,807	73,807	$73,807
Foreign currency translation	—	—	—	—	1,447	—	1,447	1,447

Total comprehensive income								$75,254

Deferred compensation	—	—	(35)	35	—	—	—
Stock based compensation	—	—	9,119	—	—	—	9,119
Common stock issued under stock plans including tax benefit	616	1	6,079	—	—	—	6,080
Cash dividends declared	—	—	—	—	—	(15,551)	(15,551)

Balances as of July 1, 2006	91,744	92	95,768	—	2,418	309,946	408,224
Net income	—	—	—	—	—	77,278	77,278	$77,278
Foreign currency translation	—	—	—	—	6,721	—	6,721	6,721

Total comprehensive income								$83,999

Stock based compensation	—	—	10,818	—	—	—	10,818
Common stock issued under stock plans including tax benefit	1,800	2	20,158	—	—	—	20,160
Cash dividends declared	—	—	—	—	—	(18,611)	(18,611)

Balances as of July 7, 2007	93,544	94	126,744	—	9,139	368,613	504,590
Net income	—	—	—	—	—	63,080	63,080	$63,080
Unrealized Loss on ARS	—	—	—	—	(7,800)	—	(7,800)	(7,800)
Foreign currency translation	—	—	—	—	(1,600)	—	(1,600)	(1,600)

Total comprehensive income								$53,680

Stock based compensation	—	—	9,957	—	—	—	9,957
Purchase of Common Stock	(5,000)	(5)	(161)	—	—	(67,084)	(67,250)
Common stock issued under stock plans including tax benefit	396	—	3,255	—	—	—	3,255
Cash dividends declared	—	—	—	—	—	(18,008)	(18,008)
Adoption of FIN 48						(339)	(339)
Balances as of July 5, 2008	88,940	$89	$139,795	$—	$(261)	$346,262	$485,885

See accompanying notes to consolidated financial statements

bebe stores, inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Fiscal Year Ended
	July 5, 2008	July 7, 2007	July 1, 2006
Cash flows from operating activities:
Net income	$63,080	$77,278	$73,807
Adjustments to reconcile net income to cash provided by operating activities:
Non-cash compensation expense	9,957	10,818	9,198
Depreciation and amortization	22,675	19,752	15,686
Net loss on disposal of property	927	250	104
Deferred income taxes	(5,719)	(7,018)	(9,360)
Deferred rent	6,052	6,680	3,125
Changes in operating assets and liabilities:
Receivables	3,400	(1,340)	1,469
Inventories	1,278	(1,831)	(10,248)
Prepaid expenses and other assets	(4,551)	(9,632)	(379)
Accounts payable	(6,943)	5,507	2,254
Accrued liabilities	5,077	7	6,894

Net cash provided by operating activities	95,233	100,471	92,550

Cash flows from investing activities:
Purchase of property and equipment	(41,784)	(43,243)	(31,361)
Proceeds from sales of equipment	—	1	276
Purchase of marketable securities	(336,950)	(371,970)	(414,229)
Proceeds from sales and maturities of marketable securities	420,500	334,220	369,228

Net cash provided by / (used) by investing activities	41,766	(80,992)	(76,086)

Cash flows from financing activities:
Proceeds from stock options exercised	2,687	11,036	3,873
Excess of tax benefit on stock options exercised	569	9,124	2,206
Cash dividends paid	(18,238)	(18,527)	(10,963)
Purchase of common stock	(66,950)	—	—
Other	(223)	(248)	(259)

Net cash (used) / provided by financing activities	(82,155)	1,385	(5,143)

Net increase in cash and equivalents	54,844	20,864	11,321
Effect of exchange rate changes on cash	2,897	6,083	263

Cash and equivalents:
Beginning of year	65,603	38,656	27,072

End of year	$123,344	$65,603	$38,656

Supplemental information:
Cash paid for interest	$48	$12	$16

Cash paid for income taxes	$36,338	$50,015	$48,670

Accrued capital expenditures	$1,950	$3,935	$6,052

See accompanying notes to consolidated financial statements.

bebe stores, inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

         Nature of the business—bebe stores, inc. (the "Company") designs, develops and produces a distinctive line of contemporary women's apparel and accessories, which it markets under the bebe, COLLECTION bebe, BEBE SPORT, bbsp and bebe O brand names. As of July 5, 2008, the Company operates 303 specialty retail stores located in 35 states, the District of Columbia, Puerto Rico, the U.S. Virgin Islands and Canada. In addition, the Company operated 21 licensed stores internationally and an on-line store at www.bebe.com.

        The Company has one reportable segment and has three brands with product lines of a similar nature. Revenues of the Company's international wholesale licensee retail operations represented approximately one percent of total revenues for fiscal year 2008.

         Basis of financial statement presentation—The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America (GAAP).

         Consolidation—The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany transactions and balances have been eliminated.

         Fiscal year—The Company's fiscal year ends on the first Saturday after June 30. Fiscal years 2008, 2007 and 2006 have 52, 53 and 52 weeks, respectively.

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

         Foreign currency adjustments—The Company enters into a significant amount of purchase obligations outside of the United States, substantially all of which are negotiated and settled in U.S. Dollars. The Company also operates a subsidiary for which the functional currency is the Canadian dollar. In accordance with SFAS No. 52, "Foreign Currency Translation," assets and liabilities of Canada's operations are translated into U.S. dollars at year-end rates, while income and expenses are translated at the weighted average exchange rates for the year. The related translation adjustments are recorded in accumulated other comprehensive income as a separate component of shareholder's equity.

         Cash and equivalents—represent cash and short-term, highly liquid investments with original maturities of less than three months.

         Marketable securities—The Company's marketable securities are classified as available for sale and carried at their fair market value. The Company holds a variety of interest bearing auction rate securities ("ARS") comprised of federally insured student loan backed securities and insured municipal authority bonds. As of July 5, 2008, the estimated fair value of the ARS portfolio totaled approximately $236 million, net of an impairment charge of $7.8 million, which were classified as non-current ARS. This amount includes approximately 98% federally insured student loan backed securities and 2% municipal authority bonds. The Company's ARS portfolio is comprised of approximately 83% AAA rated investments, 5% AA rated investments and 12% A rated investments. These ARS investments are intended to provide liquidity via an auction process that resets the applicable interest rate at predetermined calendar intervals, allowing investors to either roll over their holdings or gain immediate liquidity by selling such interests at par. The recent uncertainties in the credit markets have affected all bebe stores, inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Summary of Significant Accounting Policies (Continued)

of the Company's holdings in ARS investments and auctions for the majority of our investments in these securities have failed to settle on their respective settlement dates. Consequently, the investments are not currently liquid and the Company will not be able to access these funds until a future auction of these investments is successful. Maturity dates for these ARS investments range from 2010 to 2045 with principal distributions occurring on certain securities prior to maturity. The Company currently has the ability and intent to hold these ARS investments until a recovery of the auction process or until maturity.

        Typically the fair value of ARS investments approximates par value due to the frequent resets through the auction process. While the Company continues to earn interest on its ARS investments at the maximum contractual rate, these investments are not currently trading and therefore do not currently have a readily determinable market value. Accordingly, the estimated fair value of ARS no longer approximates par value.

        The Company determined the estimated fair value of its investment in ARS as of July 5, 2008 based on an estimated present value using a discounted cash flow model. The assumptions used in preparing the discounted cash flow model include estimates for interest rates, underlying assets supporting the ARS, timing and amount of cash flows and expected holding periods of the ARS. Based on this assessment of fair value, as of July 5, 2008 the Company determined there was a decline in the fair value of its ARS investments of $7.8 million, of which all was deemed temporary. An impairment charge was recorded in the other comprehensive income component of shareholders' equity.

        The Company reviews possible impairments in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and related guidance issued by the FASB and SEC in order to determine the classification of the impairment as "temporary" or "other-than-temporary." A temporary impairment charge results in an unrealized loss being recorded in the other comprehensive income component of shareholders' equity. Such an unrealized loss does not affect net income for the applicable accounting period. An other-than-temporary impairment charge is recorded as a realized loss in the condensed consolidated statement of income and reduces net income for the applicable accounting period. The differentiating factors between temporary and other-than-temporary impairment are primarily the length of the time and the extent to which the market value has been less than cost, the financial condition and near-term prospects of the issuer and the Company's current intent and ability to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in market value.

        The valuation of the Company's investment portfolio is subject to uncertainties that are difficult to predict. Factors that may impact its valuation include changes to credit ratings of the securities as well as to the underlying assets supporting those securities, rates of default of the underlying assets, underlying collateral value, discount rates and ongoing strength and quality of market credit and liquidity.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Summary of Significant Accounting Policies (Continued)

         Inventories—are stated at the lower of weighted average cost or market. Cost includes certain indirect purchasing, merchandise handling and storage costs.

  Allowance for Doubtful Accounts

        The changes in the allowance for doubtful accounts are summarized below (in thousands):

	Fiscal Year Ended
	July 5, 2008	July 7, 2007	July 1, 2006
Balance at beginning of year	$1,094	$897	$843
Charged to cost and expense	455	711	928
Write offs	(352)	(514)	(874)

Balance at end of year	$1,197	$1,094	$897

         Property and equipment, net—are stated at cost. Depreciation and amortization on property and equipment is computed using the straight-line method over the following estimated useful lives.

Description	Term
Buildings	39.5 years
Leasehold improvements	10 years or term of lease, whichever is shorter
Furniture, fixtures, equipment and vehicles	5
Computer hardware and software	3

         Impairment of long-lived assets—The Company regularly reviews the carrying value of its long-lived assets. Whenever events or changes in circumstances indicate that the carrying amount of its assets might not be recoverable, the Company, using its best estimates based on reasonable and supportable assumptions and projections, has reviewed for impairment the carrying value of long-lived assets. Based on the review of certain underperforming stores, the Company did not record an impairment charge in 2007 and recorded impairment charges of $848,000 and $73,000 in 2008 and 2006, respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Summary of Significant Accounting Policies (Continued)

         Revenue recognition—The Company recognizes revenue at the time the products are received by the customers in accordance with the provisions of Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition in Financial Statements as amended by SAB No. 104, Revenue Recognition. Revenue is recognized for store sales at the point at which the customer receives and pays for the merchandise at the register. For on-line sales, revenue is recognized at the time the customer receives the product. The Company estimates and defers revenue and the related product costs for shipments that are in transit to the customer. Customers typically receive goods within a few days of shipment. Amounts related to shipping billed to customers are reflected in net sales and the related costs are reflected in cost of goods sold. Sales tax collected from customers on retail sales are recorded net of retail sales at the time of the transaction.

        The Company records a reserve for estimated product returns based on historical return trends. If actual returns are greater than those projected, additional sales returns may be recorded in the future. The changes in the returns reserve are summarized below (in thousands):

	Fiscal Year Ended
	July 5, 2008	July 7, 2007	July 1, 2006
Balance at beginning of year	$1,020	$983	$982
Charged to cost and expense	20,665	18,304	16,766
Returns	(20,280)	(18,267)	(16,765)

Balance at end of year	$1,405	$1,020	$983

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

         Advertising costs—are charged to expense when the advertising takes place. Advertising costs were $31.0 million, $27.8 million and $23.9 million, respectively, during fiscal 2008, 2007 and 2006.

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

        In July 2006, the FASB issued FASB Interpretation Number 48, Accounting for Uncertainty in Income Taxes, ("FIN No. 48") which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN No. 48 provides guidance on the derecognition, classification, accounting and disclosure requirements for uncertain tax positions.

         Stock based compensation—Effective July 3, 2005, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment, using the modified prospective transition method. Under this transition method, compensation cost in 2006 includes the portion vesting in the period for (1) all share-based payments granted prior to, but not vested as of July 2, 2005, based on the grant date fair value estimated in accordance with the original provisions of FASB Statement No. 123 and (2) all share-based payments granted subsequent to July 2, 2005, based on the grant date fair value estimated in accordance with the provisions of FASB Statement No. 123(R). Results for prior periods have not been restated.

         Earnings per share—Basic earnings per share (EPS) is computed as net earnings divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through the exercise of outstanding dilutive stock options.

        The following is a reconciliation of the number of shares used in the basic and diluted earnings per share computations:

	Fiscal Year Ended
	July 5, 2008	July 7, 2007	July 1, 2006
	(in thousands)
Basic weighted average number of shares outstanding	89,783	92,810	91,373
Incremental shares from assumed issuance of stock options	1,306	2,163	2,422

Diluted weighted average number of shares outstanding	91,089	94,973	93,795

        The number of incremental shares from the assumed issuance of stock options is calculated by applying the treasury stock method.

        Excluded from the computation of the number of diluted weighted average shares outstanding were anti-dilutive options of 2.9 million, 1.7 million and 1.3 million for the fiscal years ended July 5, 2008, July 7, 2007, and July 1, 2006, respectively.

         Comprehensive income—consists of net income and other comprehensive income (income, expenses, gains and losses that bypass the income statement and are reported directly as a separate component of equity). The Company's comprehensive income equals net income, unrealized losses on long term bebe stores, inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Summary of Significant Accounting Policies (Continued)

investments and foreign currency translation adjustments for all periods presented. Such components of comprehensive income are shown in the Consolidated Statements of Shareholders' Equity.

  Recent Accounting Pronouncements

        In July 2006, the FASB issued Interpretation No. 48 ("FIN 48"), Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes." FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company implemented FIN 48 as of July 8, 2007. See Footnote 6 for information on the impact of implementing FIN 48 on our financial position and statement of operations.

        In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and accordingly does not require any new fair value measurements. The provisions of SFAS No. 157 are to be applied prospectively as of the beginning of the fiscal year in which it is initially applied, with any transition adjustment recognized as a cumulative-effect adjustment to the opening balance of retained earnings. The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FSP Nos. 157-1 and 157-2 which partially deferred the effective date of SFAS No. 157 for one year for certain non-financial assets and liabilities and removed certain leasing transactions from its scope. We have not yet determined the impact that the adoption of SFAS No. 157 will have on our consolidated financial statements but do not believe the adoption will have a material impact on our financial position and results of operations.

        In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115. SFAS No. 159 permits entities to choose to measure eligible items at fair value at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company does not expect the adoption of SFAS No. 159 to have a material impact on our financial position and results of operations.

bebe stores, inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Inventories

        The Company's inventories consist of:

	As of
	July 5, 2008	July 7, 2007
	(Dollars in thousands)
Raw materials	$5,340	$7,136
Merchandise available for sale	37,487	36,928

Inventories	$42,827	$44,064

3. Credit Facilities

        The Company has an unsecured commercial line of credit agreement with a bank, which provides for borrowings and issuance of letters of credit of up to $25.0 million and expires on March 31, 2009. The outstanding balance bears interest at either the bank's reference rate (which was 5.00% and 8.25% as of July 5, 2008 and July 7, 2007, respectively) or the LIBOR rate plus 1.75 percentage points. As of July 5, 2008 and July 7, 2007, there were no outstanding cash borrowings, and there was $3.0 million and $0.9 million, respectively, of letters of credit outstanding.

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

        Rent expense under operating leases for the fiscal years ended July 5, 2008, July 7, 2007, and July 2, 2005 was $88.7 million, $75.7 million and $61.0 million, respectively. Rent expense included percentage rent and other lease-required expenses for fiscal years 2008, 2007 and 2006 of $31.8 million, $27.6 million and $22.3 million, respectively.

        The Company leases certain equipment under capital leases. Net assets held under capital leases included in property and equipment as of July 5, 2008 and July 7, 2007 were $0.1 million and $0.2 million, respectively.

bebe stores, inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Lease Obligations (Continued)

        Future minimum lease payments at July 5, 2008 are as follows:

Operating Leases
(Dollars in thousands)
Fiscal year
2009	$64,801
2010	62,419
2011	57,834
2012	53,046
2013	49,768
Thereafter	198,436

Total minimum lease payments	$486,304

5. Accrued Liabilities

        Accrued liabilities consist of the following (in thousands):

	As of
	July 5, 2008	July 7, 2007
Gift certificates and store credits	$8,626	$8,081
Dividend payable	4,447	4,677
Employee compensation	6,865	5,750
Sales/use tax payable	3,906	3,607
Deferred revenue	6,271	4,180
Other	8,843	7,687

Total	$38,958	$33,982

bebe stores, inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Income Taxes

        Significant components of the provision for income taxes are as follows:

	Fiscal Year Ended
	July 5, 2008	July 7, 2007	July 1, 2006
	(Dollars in thousands)
Current:
Federal	$30,733	$40,077	$41,200
State	6,612	7,040	7,165
Foreign	1,059	1,000	2,169

	38,404	48,117	50,534

Deferred
Federal	(4,201)	(6,166)	(8,594)
State	(1,307)	(797)	(618)
Foreign	(211)	(55)	(226

	(5,719)	(7,018)	(9,438)

Provision	$32,685	$41,099	$41,096

        The components of earnings from continuing operations before income taxes are as follows:

	Fiscal Years Ended
	July 5, 2008	July 7, 2007	July 1, 2006
	(in thousands)
United States	$88,307	$113,500	$108,895
Foreign	7,458	4,877	6,008

Total	$95,765	$118,377	$114,903

        A reconciliation of the federal statutory tax rate with the Company's effective income tax rate is as follows:

	Fiscal Year Ended
	July 5, 2008	July 7, 2007	July 1, 2006
Federal statutory rate	35.0%	35.0%	35.0%
State rate, net of federal benefit	3.3	3.2	3.5
Tax-exempt interest	(4.9)	(3.2)	(2.4)
Other	0.7	(0.3)	(0.3)

Effective tax rate	34.1%	34.7%	35.8%

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax reporting purposes.

bebe stores, inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Income Taxes (Continued)

        Significant components of the Company's deferred tax assets (liabilities) are as follows:

	July 5, 2008	July 7, 2007
	(Dollars in thousands)
Current
Gift certificates and store credits	$3,447	$3,214
Inventory	2,931	2,499
Other accrued expenses	783	1,102
Deferred revenue	2,185	1,488
Accrued vacation	760	679
State taxes	(432)	(62)
Prepaid expenses	(861)	(235)
Other	477	434

Total Current	9,290	9,119

Non-Current
Basis difference in fixed assets	10,914	10,509
Deferred rent	6,823	5,850
Stock based compensation	8,014	5,482
Foreign tax credit	1,568	1,142
Construction allowance	(3,622)	(5,172)
Other	4,099	2,634

Total Non-Current	27,796	20,445
Valuation allowance	(3,110)	(166)

Deferred tax assets, net	$33,976	$29,398

        The Company has foreign tax credit carry forwards of approximately $1.6 million which will expire at various dates from fiscal year 2015 to fiscal year 2017. The Company is generating increasingly more low-taxed foreign licensee income. As of July 5, 2008, the Company established a valuation allowance of approximately $3.1 million for the deferred tax asset recorded related to the temporary impairment on the Company's auction rate securities since it is unlikely that this asset will be realized.

        Effective July 8, 2007, the Company adopted Financial Accounting Standards Board ("FASB") Interpretation No. 48, Accounting for Uncertainty in Income Taxes ("FIN 48"). The cumulative effect of adoption was a decrease to retained earnings of approximately $0.3 million. As of July 8, 2007, the total unrecognized tax benefits were approximately $5.2 million. Of this amount, approximately $2.0 million would reduce our effective tax rate if recognized.

        The Company accounts for interest and penalties related to unrecognized tax benefits as a component of income tax expense. As of the date of adoption, the Company had $0.6 million of interest and penalties accrued associated with unrecognized tax benefits.

        The Company could be subject to Federal and state tax examinations for years 2002 and forward. The Company may also be subject to audits in Canada for years 2000 and forward. The Company is currently under state income tax audit in Arizona and Michigan and expects the commencement of bebe stores, inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Income Taxes (Continued)

certain state tax audits in the near term. At this time, the Company does not believe that the outcome of any examination will have a material impact on the Company's financial statements.

        As of July 5, 2008, the Company has $3.4 million in unrecognized tax benefits (including interest and penalties of $0.5 million) reflected in other liabilities. If recognized, the entire $3.4 million in unrecognized tax benefits would affect the effective tax rate. While the Company expects the amount of unrecognized tax benefits to change in the next twelve months, the change is not expected to have a significant effect on the estimated effective annual tax rate, the results of the operations or financial position.

(in millions)
Balance as of July 8, 2007	$5.2
Additions for tax positions taken during the current year	0.8
Additions for tax positions taken during prior years	0.3
Reductions for tax positions taken during prior years	(0.7)
Settlements	(2.0)
Expirations of statues of limitations	(0.2)

Balance as of July 5, 2008	$3.4

7. Property and Equipment

        Property and equipment consist of the following:

	As of
	July 5, 2008	July 7, 2007
	(in thousands)
Leasehold Improvements	$142,066	$124,367
Furniture, Fixtures and Equipment	42,571	37,918
Computer Hardware and Software	31,717	31,889
Land and Buildings	10,941	10,942
Construction in Progress	16,816	10,293

Total	244,111	215,409
Less: Accumulated Depreciation	(110,983)	(98,814)

Property and Equipment, net	$133,128	$116,595

        Construction in progress consists primarily of construction costs related to facilities that will open subsequent to year end and information technology projects.

8. Employee Benefit Plan

        Employees are eligible to participate in the Company's 401(k) plan if they have been employed by the Company for one year, have reached age 21 and work at least 1,000 hours annually. Generally, employees can defer up to 75% of their gross wages up to the maximum limit allowable under the Internal Revenue Code. The employer can make a discretionary matching contribution for the bebe stores, inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Employee Benefit Plan (Continued)

employee. Employer contributions to the plan for the years ended July 5, 2008, July 7, 2007, and July 1, 2006 were $284,000, $219,000 and $233,000, respectively.

9. Shareholders' Equity

Preferred Stock

        The Company is authorized to issue up to 1,000,000 shares of $0.001 par value preferred stock and to fix the rights, preferences, privileges and restrictions including voting rights, of these shares without any further vote or approval by the shareholders. No preferred stock has been issued to date.

Common Stock Plans

        The 1997 Stock Plan as amended (the "Stock Plan") provides for the grant of incentive stock options, non-qualified stock options, stock purchase rights, stock awards and restricted stock units ("RSU"). Although the Stock Plan allows for stock options and related awards to be granted at prices below fair market value, the Company has historically granted such options at the fair market value of the stock on the date of grant. Stock options and related awards have a maximum term of ten years. Options and restricted stock units granted to employees generally vest over four years with 20% of the award vested in each of the first and second years and 30% vested in each of the remaining two years. Options granted to directors generally vest over four years with 20% of the award vested in each of the first and second years and 30% vested in each of the remaining two years. Restricted stock units awarded to directors generally vest over a period of one year from the date of grant. As of July 5, 2008, the Company has 9,324,310 shares of common stock authorized and unissued under the Stock Plan and there were 2,561,371 shares available for future grant.

        The following table summarizes information about stock options outstanding at July 5, 2008:

	Options Outstanding			Options Vested and Exercisable
Exercise Prices	Number (In thousands)	Weighted Average Remaining Life (in years)	Weighted Average Exercise Price	Number (In thousands)	Weighted Average Exercise Price
$ 2.95 to $ 8.57	908	4.72	$6.42	903	$6.41
$ 8.63 to $ 8.63	2,265	5.62	8.63	2,265	8.63
$ 8.92 to $13.60	1,343	8.32	11.75	410	10.00
$13.97 to $18.94	1,345	7.74	16.44	529	16.92
$19.17 to $28.43	817	7.86	21.78	284	21.94

	6,678	6.74	$12.14	4,391	$10.16

        As of July 5, 2008, July 7, 2007 and July 1, 2006 there were approximately 4,391,000, 3,384,000 and 3,174,000 options exercisable at weighted average exercise prices per share of $10.16, $9.14 and $7.29, respectively.

bebe stores, inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Shareholders' Equity (Continued)

        The following table summarizes stock option activity:

	Shares Outstanding (Amounts in thousands)	Weighted Average Exercise Price of Share	Weighted Average Remaining Contractual Term	Average Intrinsic Value (in thousands)
Outstanding, July 2, 2005	7,663	$8.48
Granted	868	17.29
Exercised	(605)	6.10
Cancelled	(576)	10.14

Outstanding, July 1, 2006	7,350	9.59
Granted	1,062	20.62
Exercised	(1,777)	6.12
Cancelled	(537)	15.81

Outstanding, July 7, 2007	6,098	11.95
Granted	1,401	12.99
Exercised	(374)	6.86
Cancelled	(447)	16.67

Outstanding, July 5, 2008	6,678	$12.14	6.74	$4,476

Exercisable, July 5, 2008	4,391	$10.16	5.75	$4,468
Options vested and expected to vest—end of period	6,678	$12.14	6.74	$4,476

        Intrinsic value for stock options is defined as the difference between the current market value and the grant price. For the year ended July 5, 2008, July 7, 2007 and July 1, 2006 the total intrinsic value of stock options exercised was $2.4 million, $26.7 million and $7.3 million, respectively. Cash received from stock options exercised during the year ended July 5, 2008, July 7, 2007 and July 1, 2006 was $2.6 million, $10.9 million and $3.7 million, respectively, and the actual tax benefit realized for tax deductions from stock options exercised totaled $2.4 million, $25.2 million and $7.2 million, respectively.

bebe stores, inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Shareholders' Equity (Continued)

        The following table summarizes RSU activity:

	Shares (In thousands)	Weighted Average Grant Date Fair Value Per Share
Nonvested, July 2, 2005	35	$16.05
Granted	32	15.98
Cancelled	(2)	18.29
Vested	(1)	16.05

Nonvested, July 1, 2006	64	15.89
Granted	40	19.67
Cancelled	(23)	16.66
Vested	(14)	21.20

Nonvested, July 7, 2007	67	17.23
Granted	33	13.16
Cancelled	(12)	20.84
Vested	(3)	20.60

Nonvested, July 5, 2008	85	$16.35

Stock based compensation

        For the fiscal years ended July 5, 2008, July 7, 2007 and July 1, 2006 the Company recognized share-based compensation expense of $10.0 million, $10.8 million and $9.0 million, respectively, as a component of selling, general and administrative expenses. As of July 5, 2008, there was $6.6 million (before any related tax benefit) of total unrecognized compensation cost related to nonvested share-based compensation that is expected to be recognized over a weighted-average period of 2.6 years.

        The fair value of each option grant was estimated on the date of the grant using the Black-Scholes valuation model. The expected life of the options represents the period of time the options are expected to be outstanding and is based on historical trends. The expected stock price volatility is based on an average of the historical volatility of the Company's stock for a period approximating the expected life and the implied volatility based on traded options of the Company's stock. The expected dividend yield is based on the Company's most recent annual dividend payout. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant and has a term that approximates the expected life.

bebe stores, inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Shareholders' Equity (Continued)

        The following table presents the weighted average assumptions used in the option pricing model for the stock options granted in the years ended July 5, 2008, July 7, 2007 and July 1, 2006:

	July 5, 2008	July 7, 2007	July 1, 2006
Expected dividend rate	1.48%	0.9%	1.0%
Volatility	47.2%	47.8%	52.5%
Risk-free interest rate	3.9%	4.7%	4.3%
Expected lives (years)	4.3	4.1	4.4
Fair value per option granted	$5.17	$8.72	$7.87

Stock Purchase Plan

        The 1998 Employee Stock Purchase Plan (the "Plan") has a total of 2,531,250 shares of common stock reserved for issuance. The Plan allows eligible employees to purchase our common stock in an amount, which may not exceed 10% of the employee's compensation. Through April 30, 2005, the Plan was implemented in sequential 24-month offerings, each offering generally comprised of eight, three-month purchase periods, with shares purchased on the last day of each purchase period (a "Purchase Date"). The price at which stock was purchased was equal to 85% of the lower of fair market value of our common stock on the first and last day of the offering period or the Purchase Date. Beginning with the May 1, 2005 purchase period, the Plan is implemented in three-month purchase periods. The price at which stock may be purchased is equal to 95% of the fair market value of our common stock on the Purchase Date. During the years ended July 5, 2008, July 7, 2007 and July 1, 2006 there were 11,000, 9,200 and 11,000 shares issued, respectively.

10. Litigation

        As of the date of this filing, the Company is involved in ongoing legal proceedings as described below.

        A former employee sued the Company in a complaint filed on April 28, 2005 in the United States District Court for the Northern District of California (case No. C050177) alleging violations under the Fair Labor Standards Act, specifically that the Company obligated her to buy and wear its brand clothing as a uniform, without reimbursement or credit, and the net effect of deducting the value of such required purchases from her wages would often result in her not being paid minimum wages. The plaintiff purports to bring the action also on behalf of a class of hourly, non-managerial employees who are similarly situated. The lawsuit seeks compensatory, statutory and injunctive relief. The Company has negotiated a confidential settlement in this case which remains subject to court approval. One objection to the settlement has been filed by the plaintiff in the lawsuit described in the next paragraph of this section. The Company has accrued an amount that the Company believes reasonably estimates the potential liability, which did not have a material impact on the Company's financial position or results of operations.

        A former employee sued the Company in a complaint filed July 27, 2006 in the Superior Court of California, San Mateo County (case No. CIV 456550) alleging a failure to pay all wages, failure to pay overtime wages, failure to pay minimum wages, failure to provide meal periods, violation of Labor Code §450, violation of Labor Code §2802 and California Code of Regulations §11040(9)(A), statutory bebe stores, inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Litigation (Continued)

wage violations (late payment of wages), unlawful business practices under Business and Professions Code §16720 and §17200, conversion of wages and violation of Civil Code §52.1. The plaintiff purports to bring the action also on behalf of current and former California bebe employees who are similarly situated. The lawsuit seeks compensatory, statutory, punitive, restitution and injunctive relief. In September, 2008, the Company filed an opposition to Plaintiff's recently filed motion to certify a class relating only to Plaintiff's claim that the Company required employees to purchase and wear our product. The court is currently reviewing this matter.

        A former employee sued the Company in a complaint filed September 20, 2007 in the United States District Court for the District of New Jersey (case no. 07-cv-4514 (D.N.J.)) alleging various state and federal statutory breaches based on a failure to pay all wages, including overtime wages and bonus, failure to provide and/or pay for meal and rest break periods, failure to credit vacation time and other benefits and retaliation, wrongful termination, breach of contract, breach of covenant of good faith and fair dealing, and unjust enrichment. Plaintiff purports to bring the action on behalf of current and former store management employees who are or were similarly situated. The complaint seeks compensatory, statutory and punitive damages and equitable relief. In April, 2008, the Company filed both a Motion to Dismiss and an objection to Plaintiff's Motion for Conditional Class Certification. The Court is still considering these motions and, as a result, a magistrate judge has extended the discovery process until the Court has ruled on the two named motions.

        A customer sued the Company in a complaint filed December 14, 2006 in the Superior Court of Contra Costa County (case no. C06-02630) alleging that the Company utilized a certain type of preprinted credit card form in a return transaction in violation of California Civil Code §1747.08. The plaintiff purported to bring the action also on behalf of other customers who are similarly situated. After the California courts recently resolved a similar case (involving different parties) in a manner consistent with the Company's position in this lawsuit, the Company was able to secure from Plaintiff a dismissal of this action with no liability to the Company. Such dismissal was filed and should be entered by the Court in September, 2008.

        On February 9, 2007, a customer, purportedly on behalf of other customers similarly situated, filed suit against the Company in the Central District of California (case no. CV-07-0972) alleging the Company violated the Fair Credit Reporting Act (the "FCRA") by printing on receipts more than the last five digits of the credit or debit card numbers and/or the expiration date. The suit sought statutory and punitive damages, attorney's fees and injunctive relief. After recent Federal legislation was signed into law, effectively invalidating Plaintiff's claims against the Company in this lawsuit, the Company was able to secure from Plaintiff a dismissal with no liability to the Company. The dismissal was filed with the Court in July, 2008

        The Company is also involved in various other legal proceedings arising in the normal course of business. None of these matters nor the matters listed above are expected, individually or in the aggregate, to have a material adverse effect on the Company's business, financial condition or results of operations.

        The Company intends to defend ourself vigorously against each of these claims. However, the results of any litigation are inherently uncertain. The Company cannot assure you that we will be able to successfully defend ourself in these lawsuits. Where required, and/or otherwise appropriate, the Company has recorded an estimate of potential liabilities that the Company believes is reasonable. Any estimates are revised as further information becomes available.

bebe stores, inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Quarterly Financial Information (Unaudited)

        The quarterly financial information presented below reflects all adjustments which, in the opinion of the Company's management, are of a normal and recurring nature necessary to present fairly the results of operations for the periods presented.

	2008 Quarter Ended
	October 6	January 5	April 5	July 5
	(in thousands, except per share data)
Net sales	$161,082	$203,329	$151,729	$171,482
Gross margin	76,515	94,001	66,344	78,554
Selling, general and administrative expenses	56,180	62,755	59,002	58,107
Income from operations	20,335	31,246	7,342	20,447
Income before income taxes	24,030	35,304	12,567	23,865
Net income	15,379	23,368	8,348	15,985
Basic income per share	$0.17	$0.26	$0.09	$0.18
Diluted income per share	$0.16	$0.26	$0.09	$0.18

	2007 Quarter Ended
	September 30	December 30	April 7	July 7
	(in thousands, except per share data)
Net sales	$157,059	$196,802	$154,354	$168,698
Gross margin	79,286	94,345	69,852	78,335
Selling, general and administrative expenses	50,290	58,948	54,126	53,194
Income from operations	28,996	35,397	15,726	25,141
Income before income taxes	32,169	37,894	20,156	28,162
Net income	20,427	24,273	12,928	19,656
Basic income per share	$0.22	$0.26	$0.14	$0.21
Diluted income per share	$0.22	$0.26	$0.14	$0.21

 INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION OF DOCUMENT
3.1(h)	Amended and Restated Articles of Incorporation of Registrant.
3.2(f)	Amended and Restated Bylaws of Registrant.
4.1(a)	Specimen certificate representing the Common Stock (in standard printer form, not provided).
10.1(i)(*)	1997 Stock Plan.
10.2(a)(*)	1998 Stock Purchase Plan.
10.3(a)(*)	Form of Indemnification Agreement.
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

(e)
Incorporated by reference from exhibits of the same number in Registrant's Annual Report on Form 10-K filed on September 29, 2003.

(f)
Incorporated by reference from exhibits of the same number in Registrant's Annual Report on Form 10-K filed on September 13, 2004.

(g)
Incorporated by reference from exhibit of the same number in Registrant's Current Report on Form 8-K filed on September 20, 2004.

(h)
Incorporated by reference from exhibit of the same number in Registrant's Annual Report on Form 10-K filed on September 14, 2005

(i)
Incorporated by reference from exhibit 99.2 to Registrant's Current Report on Form 8-K filed on November 23, 2005.

(j)
Incorporated by reference from exhibit 99.1 to Registrant's Current Report on Form 8-K filed on November 23, 2005.

(k)
Incorporated by reference from exhibit 99.3 to Registrant's Current Report on Form 8-K filed on November 23, 2005.

(l)
Incorporated by reference from exhibit 99.4 to Registrant's Current Report on Form 8-K filed on November 23, 2005.

(*)
Indicates management contracts or compensatory plans or arrangements required to be filed as exhibits to this report on Form 10-K.

QuickLinks

PART I
  ITEM 1. BUSINESS
EXECUTIVE OFFICERS AND DIRECTORS OF THE REGISTRANT
  ITEM 1A. RISK FACTORS
  ITEM 1B. UNRESOLVED STAFF COMMENTS
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
  ITEM 6. SELECTED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
  ITEM 9A. CONTROLS AND PROCEDURES
  ITEM 9B. OTHER INFORMATION
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
PART IV
  ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
SIGNATURES
POWER OF ATTORNEY
bebe stores, inc. INDEX TO CONSOLIDATED FINANCIAL STATEMENTS YEARS ENDED JULY 5, 2008, JULY 7, 2007, AND JULY 1, 2006
MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
bebe stores, inc. CONSOLIDATED BALANCE SHEETS (Amounts in thousands, except share data)
bebe stores, inc. CONSOLIDATED STATEMENTS OF INCOME (Amounts in thousands, except per share data)
bebe stores, inc. CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Amounts in thousands)
bebe stores, inc. CONSOLIDATED STATEMENTS OF CASH FLOWS (Amounts in thousands)
bebe stores, inc. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
INDEX TO EXHIBITS