Form 10-Q
period 2008-10-04
bebe stores, inc.
filed 2008-11-10
CIK 1059272

UNITED STATES

SECURITIES AND EXCHANGE

COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended October 4, 2008

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b – 2 of the Exchange Act).

  ☐ Yes  ☒ No

The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding as of October 31, 2008 was 89,005,459.

bebe stores, inc.

PART I.         FINANCIAL INFORMATION

ITEM 1.         Condensed Consolidated Financial Statements

bebe stores, inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(unaudited)

	As of October 4, 2008	As of July 5, 2008	As of October 6, 2007

Assets:
Current assets:
Cash and equivalents	$119,565	$123,344	$40,590
Short term marketable securities	—	—	283,925
Receivables (net of allowance of $1,215, $1,197 and $1,139)	9,976	7,953	10,247
Inventories	49,312	42,827	52,064
Deferred income taxes, net	9,283	9,290	9,071
Prepaid and other	19,538	16,215	19,900
Total current assets	207,674	199,629	415,797
Long term investments	228,155	235,751	—
Property and equipment, net	137,022	133,128	121,193
Deferred income taxes, net	24,846	24,686	24,402
Other assets	4,007	4,569	4,218
Total assets	$601,704	$597,763	$565,610

Liabilities and Shareholders’ Equity:
Current liabilities:
Accounts payable	$33,592	$23,252	$33,948
Accrued liabilities	29,529	38,958	28,493
Current portion of capital leases	—	38	206
Total current liabilities	63,121	62,248	62,647
Deferred rent and other lease incentives	47,736	46,229	43,584
Uncertain tax positions	3,401	3,401	5,278
Total liabilities	114,258	111,878	111,509

Commitments and contingencies

Shareholders’ equity:
Preferred stock-authorized 1,000,000 shares at $0.001 par value per share; no shares issued and outstanding	—	—	—
Common stock-authorized 135,000,000 shares at $0.001 par value per share; issued and outstanding 89,004,780, 88,939,720 and 88,607,755 shares	89	89	89
Additional paid-in capital	141,962	139,795	130,155
Accumulated other comprehensive income (loss)	(7,739)	(261)	12,180
Retained earnings	353,134	346,262	311,677
Total shareholders’ equity	487,446	485,885	454,101
Total liabilities and shareholders’ equity	$601,704	$597,763	$565,610

See accompanying notes to condensed consolidated financial statements.

bebe stores, inc.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(unaudited)

	Three Months Ended
	October 4, 2008	October 6, 2007

Net sales	$163,260	$161,082
Cost of sales, including production and occupancy	89,958	84,567

Gross margin	73,302	76,515
Selling, general and administrative expenses	59,155	56,180

Operating income	14,147	20,335
Interest and other income, net	3,030	3,695

Income before income taxes	17,177	24,030
Income tax provision	5,972	8,651

Net income	$11,205	$15,379

Basic earnings per share	$0.13	$0.17
Diluted earnings per share	$0.12	$0.16

Basic weighted average shares outstanding	88,962	92,683
Diluted weighted average shares outstanding	90,038	94,177

See accompanying notes to condensed consolidated financial statements.

bebe stores, inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Three Months Ended
	October 4, 2008	October 6, 2007

Cash flows from operating income:
Net income	$11,205	$15,379
Adjustments to reconcile net income to cash provided by operating activities
Non-cash compensation expense	1,739	2,973
Depreciation and amortization	6,201	5,392
Net loss on disposal of property	156	—
Deferred rent and other lease incentives	1,591	3,352
Deferred income taxes	—	(873)
Changes in operating assets and liabilities:
Receivables	(1,791)	(1,861)
Inventories	(6,660)	(7,867)
Prepaid expenses and other	(3,071)	(3,572)
Accounts payable	10,392	5,878
Accrued liabilities	(5,185)	(1,266)
Net cash provided by operating activities	14,577	17,535

Cash flows from investing activities:
Purchase of property and equipment	(8,830)	(9,828)
Purchase of marketable securities	—	(141,300)
Proceeds from sales of marketable securities	2,200	184,475
Net cash provided (used) by investing activities	(6,630)	33,347

Cash flows from financing activities:
Net proceeds from issuance of common stock	374	388
Purchase of common stock	—	(66,950)
Excess of tax benefit from options exercised	53	212
Cash dividends paid	(8,895)	(9,354)
Other	(38)	(55)
Net cash used by financing activities	(8,506)	(75,759)

Net decrease in cash and cash equivalents	(559)	(24,877)
Effect of exchange rate changes on cash	(3,220)	(136)
Cash and equivalents:
Beginning of period	123,344	65,603
End of period	$119,565	$40,590

See accompanying notes to condensed consolidated financial statements.

bebe stores, inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

INTERIM FINANCIAL STATEMENTS

The accompanying condensed consolidated balance sheets of bebe stores, inc. (the “Company”) as of October 4, 2008, July 5, 2008 and October 6, 2007, the condensed consolidated statements of income for the three months ended October 4, 2008 and October 6, 2007 and the condensed consolidated statements of cash flows for the three months ended October 4, 2008 and October 6, 2007 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X, without audit. Accordingly, they do not include all of the information required by accounting principles generally accepted in the United States of America for annual financial statements. Therefore, these condensed consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended July 5, 2008.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position at the balance sheet dates and the results of operations for the periods presented have been included. The condensed consolidated balance sheet at July 5, 2008, presented herein, was derived from the audited balance sheet included in the Form 10-K for the fiscal year ended July 5, 2008.

Our business is affected by the pattern of seasonality common to most retail apparel businesses. The results for the periods presented are not necessarily indicative of future financial results.

FISCAL YEAR

Our fiscal year is a 52 or 53 week period, each period ending on the first Saturday after June 30.  Fiscal years 2009 and 2008 each include 52 weeks.

The three month periods ended October 4, 2008 and October 6, 2007 each include 13 weeks.

INVENTORIES

The Company’s inventories consist of:

	As of
	October 4, 2008	July 5, 2008	October 6, 2007

	(In thousands)
Raw materials	$4,983	$5,340	$6,845
Merchandise available for sale	44,329	37,487	45,219
Inventories	$49,312	$42,827	$52,064

EARNINGS PER SHARE

Basic earnings per share is computed as net earnings divided by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur from common shares issuable through the exercise of dilutive stock options.

The following is a reconciliation of the number of shares used in the basic and diluted earnings per share computations:

	Three Months Ended
	October 4, 2008	October 6, 2007
	(In thousands)
Basic weighted average number of shares outstanding	88,962	92,683
Incremental shares from the assumed issuance of stock options	1,076	1,494
Diluted weighted average number of shares outstanding	90,038	94,177

The number of incremental shares from the assumed issuance of stock options is calculated applying the treasury stock method.

Excluded from the computation of the number of diluted weighted average shares outstanding were options of 3,372,000, and 2,342,000 for the three months ended October 4, 2008 and October 6, 2007, respectively, which in each case would have been anti-dilutive.

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

	Three Months Ended
	October 4, 2008	October 6, 2007
	(In thousands)
Net income	$11,205	$15,379
Unrealized loss on long term investments	(5,396)	—
Accumulated translation adjustments	2,082	3,041
Total comprehensive income	$7,891	$18,420

INVESTMENTS

We hold a variety of interest bearing auction rate securities (“ARS”) comprised of federally insured student loan backed securities and insured municipal authority bonds. As of October 4, 2008, our ARS portfolio totaled approximately $228 million classified as long term investments. Our ARS portfolio includes approximately 98% federally insured student loan backed securities and 2% municipal authority bonds. Our ARS portfolio is comprised of approximately 83% AAA rated investments, 5% AA rated investments and 12% A rated investments.  These ARS investments are intended to provide liquidity via an auction process that resets the applicable interest rate at predetermined calendar intervals, allowing investors to either roll over their holdings or gain immediate liquidity by selling such interests at par. The recent uncertainties in the credit markets have affected our holdings in ARS investments and auctions for the majority of our investments in these securities have failed to settle on their respective settlement dates. Consequently, the investments are not currently liquid and we will not be able to access these funds until a future auction of these investments is successful. Maturity dates for these ARS investments range from 2010 to 2044 with principal distributions occurring on certain securities prior to maturity. We currently have the ability and intent to hold these ARS investments until a recovery of the auction process or until maturity.

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

We determined the estimated fair value of our investment in ARS as of October 4, 2008 using a discounted cash flow model to estimate the fair value of our investments in ARS. The assumptions used in preparing the discounted cash flow model include estimates for interest rates, timing and amount of cash flows and expected holding periods of the ARS. Based on this assessment of fair value, as of October 4, 2008 we determined there was an additional decline in the fair value of our ARS investments of $5.4 million since July 5, 2008 bringing our total impairment charge to $13.2 million, with no related tax benefit, of which all was deemed temporary and the impairment charges have been recorded in the other comprehensive income component of shareholders’ equity.

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

CREDIT FACILITIES

The Company has an unsecured commercial line of credit agreement with a bank, which provides for borrowings and issuance of letters of credit up to a combined total of $25 million and expires on March 31, 2009. The outstanding balance bears interest at either the bank’s reference rate (which was 5.0% as of October 4, 2008) or the LIBOR rate plus 1.75 percentage points. As of October 4, 2008, there were no outstanding borrowings, and there was $4.1 million outstanding in letters of credit.

This credit facility requires the Company to comply with certain financial covenants, including amounts for minimum tangible net worth, unencumbered liquid assets and profitability, and certain restrictions on making loans and investments.

STOCK BASED COMPENSATION

The following table summarizes the stock based compensation expense recognized under the Company’s stock plan during the three months ended October 4, 2008 and October 6, 2007:

	Three Months Ended
	October 4, 2008	October 6, 2007
	(In thousands)
Stock Options	$1,595	$2,955
Nonvested stock awards/units	144	18
Total stock based compensation expense	$1,739	$2,973

Unrecognized compensation cost related to nonvested stock options and nonvested stock awards/units totaled approximately $7.5 million and $0.3 million, respectively, as of October 4, 2008.  This cost is expected to be recognized over a weighted average period of 3.1 years.  The weighted average fair values of stock options at their grant date during the three months ended October 4, 2008 and October 6, 2007 were $4.10 and $5.31, respectively.

FAIR VALUE MEASUREMENTS

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”.  SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements.  In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157,” which delayed the effective date of SFAS 157 for non-financial assets and liabilities, except for certain items that are recognized or disclosed at fair value at least annually.  The Company elected to partially adopt the provisions of SFAS No. 157 as of July 6, 2008 for financial instruments, as permitted by FSP 157-2. Although the partial adoption of SFAS No. 157 did not materially impact the Company’s financial condition, results of operations or cash flow, the Company is now required to provide additional disclosures as part of its financial statements.  The Company does not expect the adoption of the remaining provisions of SFAS 157 (delayed by FSP 157-2) to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159,  “The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115”.  SFAS No. 159 permits entities to choose to measure eligible items at fair value at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The Company adopted SFAS No. 159 as of July 6, 2008 but elected not to record additional financial assets and liabilities at fair value.  As a result, the adoption of SFAS No. 159 did not impact the Company’s consolidated financial position, results of operations or cash flows.

SFAS No. 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as observable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

As of October 4, 2008, the Company held financial instruments that are required to be measured at fair value on a recurring basis. These included cash equivalents and long term investments. Cash equivalents consist of money market funds. Long term investments consist of auction rate securities (“ARS”) comprised of federally insured student loan backed securities and insured municipal authority bonds.

We determined the estimated fair value of our investment in ARS as of October 4, 2008 using a discounted cash flow model to estimate the fair value of our investments in ARS. The assumptions used in preparing the discounted cash flow model include estimates for interest rates, timing and amount of cash flows and expected holding periods of the ARS. Based on this assessment of fair value, as of October 4, 2008 we determined there was an additional decline in the fair value of our ARS investments of $5.4 million since July 5, 2008 bringing our total impairment charge to $13.2 million, with no related tax benefit, of which all was deemed temporary and the impairment charges have been recorded in the other comprehensive income component of shareholders’ equity.

The following items are measured at fair value on a recurring basis subject to the disclosure requirements of SFAS No. 157 at October 4, 2008:

Description	October 4, 2008	Using Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
	Fair value measurements at reporting date
	(In thousands)
Cash equivalents	$91,693	$91,693	$—	$—
Long term investments	228,155	—	—	228,155
Total	$319,848	$91,693	$—	$228,155

The following table presents the Company’s activity for assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as defined in SFAS No. 157 for the three months ended October 4, 2008:

Long Term Investments
(In thousands)
Balance at July 5, 2008	$235,751
Transfers to Level 3	—
Total gains or (losses) (realized or unrealized)
Included in earnings	—
Included in other comprehensive income	(5,396)
Purchases and settlements (net)	(2,200)
Total	$228,155

SUBSEQUENT EVENTS

In October 2008,  the board of directors authorized a program to repurchase up to $30 million of the Company’s common stock. The Company intends, from time to time, as business conditions warrant, to purchase stock in the open market or through private transactions. Purchases may be increased, decreased or discontinued at any time without prior notice.

The plan does not obligate the Company to repurchase any specific number of shares and may be suspended at any time at management’s discretion. The Company currently has approximately 89 million shares outstanding.

On October 8, 2008, UBS notified the Company of a settlement offer whereby UBS would purchase eligible auction rate securities (“ARS”) it sold to the Company prior to February 13, 2008. Under the terms of the settlement, at the Company’s option, UBS will purchase eligible ARS from the Company at par value during the period June 30, 2010 through July 2, 2012. The Company has until November 14, 2008 to notify UBS if it will accept the terms of the settlement offer. UBS has offered to also provide the Company with access to “no net cost” loans up to 75% of the par value of eligible ARS until June 30, 2010. As of October 4, 2008, the Company held approximately $95.1 million, at par value, of eligible ARS with UBS. As of November 10, 2008, we have not entered into any ARS loan program agreements with UBS.

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

A former employee sued the Company in a complaint filed July 27, 2006 in the Superior Court of California, San Mateo County (case No. CIV 456550) alleging a failure to pay all wages, failure to pay overtime wages, failure to pay minimum wages, failure to provide meal periods, violation of Labor Code §450, violation of Labor Code §2802 and California Code of Regulations §11040(9)(A), statutory wage violations (late payment of wages), unlawful business practices under Business and Professions Code §16720 and §17200, conversion of wages and violation of Civil Code §52.1. The plaintiff purports to bring the action also on behalf of current and former California bebe employees who are similarly situated. The lawsuit seeks compensatory, statutory, punitive, restitution and injunctive relief. In September 2008, the Company filed an opposition to Plaintiff’s recently filed motion to certify a class relating only to Plaintiff’s claim that the Company required employees to purchase and wear our product. The court is currently reviewing this matter.

A former employee sued the Company in a complaint filed September 20, 2007 in the United States District Court for the District of New Jersey (case no. 07-cv-4514 (D.N.J.)) alleging various state and federal statutory breaches based on a failure to pay all wages, including overtime wages and bonus, failure to provide and/or pay for meal and rest break periods, failure to credit vacation time and other benefits and retaliation, wrongful termination, breach of contract, breach of covenant of good faith and fair dealing, and unjust enrichment. Plaintiff purports to bring the action on behalf of current and former store management employees who are or were similarly situated. The complaint seeks compensatory, statutory and punitive damages and equitable relief. In April 2008, the Company filed both a Motion to Dismiss and an objection to Plaintiff’s Motion for Conditional Class Certification regarding Plaintiffs’ claims of violations under the Fair Labor Standard Act (“FLSA claims”). The Court dismissed a number of Plaintiffs claims, left in tact certain others (including state wage claims, individual federal wage claims and the retaliation claim) and separately denied Plaintiff’s certification motion pertaining to purported FLSA class claims.  A status conference will be heard in early November.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements, which involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements.  Statements that are predictive in nature, that depend upon or refer to future events or conditions or that include words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” “thinks,” and similar expressions are forward-looking statements.   Forward-looking statements include statements about our expected results of operations, capital expenditures and store openings.  Although we believe that these statements are based upon reasonable assumptions, we cannot assure you that our goals will be achieved. These forward-looking statements are made as of the date of this Form 10-Q, and we assume no obligation to update or revise them or provide reasons why actual results may differ. Factors that might cause such a difference include, but are not limited to, our ability to respond to changing fashion trends, miscalculation of the demand for our products, effective management of our growth, decline in comparable store sales performance, ongoing competitive pressures in the apparel industry, changes in the level of consumer spending or preferences in apparel, our ability to attract and retain key management personnel and/or other factors discussed in “Risk Factors” and elsewhere in this Form 10-Q.

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

We market our products under the bebe, BEBE SPORT, bbsp, 2b bebe and bebe O brand names through our 307 retail stores, of which 213 are bebe stores, 64 are BEBE SPORT stores, 10 are 2b bebe stores, 19 are bebe outlet stores and 1 is a bebe accessories store as of October 4, 2008. These stores are located in 35 states, the District of Columbia, Puerto Rico, the U.S. Virgin Islands and Canada. In addition, we have an on-line store at www.bebe.com and our licensees operate 22 international stores. During the three months ended October 4, 2008, we opened 5 stores, including 3 bebe stores, 1 BEBE SPORT store and 1 2b bebe store and closed 1 bebe store.  We expect to open approximately 20 stores, including approximately 10 bebe stores, 1 BEBE SPORT store, 9 2b bebe stores and convert all of our existing bebe outlet stores to 2b bebe stores during our fiscal 2009. We also plan to renovate 3 existing stores and relocate or expand 6 existing stores, resulting in square footage growth of approximately 5%.

bebe stores.  We were founded by Manny Mashouf, Chairman of the Board. We opened our first store in San Francisco, California in 1976, which was also the year we incorporated. We also operate one bebe accessory store that features a limited assortment of bebe merchandise, including outerwear, shoes and accessories.

BEBE SPORT. We launched BEBE SPORT during fiscal 2003 to address the performance and active lifestyle needs of the bebe customer.  We offer a selection of sportswear and footwear under the BEBE SPORT and bbsp brand names.

bebe outlets.  We utilize the outlets as a clearance vehicle for merchandise from our retail stores. In addition, the inventory includes a strong presentation of bebe logo merchandise and special cuts produced under the bebe O and 2b bebe labels exclusively for the outlet stores.  In fiscal 2009, we plan to convert all our existing bebe outlet stores to 2b bebe stores.

2b bebe stores.  During fiscal 2009, we plan to open 9 new 2b bebe stores in outlet centers which offer a strong presentation of bebe logo merchandise similar to our outlet stores and special cuts produced under the 2b bebe label.  We will also use these stores as a clearance vehicle for retail but on a much smaller scale.

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

The preparation of these financial statements requires the appropriate application of certain accounting policies, many of which require us to make estimates and assumptions about future events and their impact on amounts reported in our financial statements and related notes. Since future events and their impact cannot be determined with certainty, the actual results will inevitably differ from our estimates. Such differences could be material to the financial statements. We believe our application of accounting policies, and the estimates inherently required therein, are reasonable. Our most critical accounting policies are those related to revenue recognition, stock based compensation, inventories, marketable securities, impairment of long lived assets, uncertain tax positions, and liabilities for self-insurance. These accounting policies and estimates are constantly reevaluated, and adjustments are made when facts and circumstances dictate a change. Our accounting policies are described in Note 1 to the consolidated financial statements in our annual report on Form 10-K for the fiscal year ended July 5, 2008. This discussion and analysis should be read in conjunction with such discussion and with our condensed consolidated financials statements and related notes included in Part 1, Item 1 of this report.

RESULTS OF OPERATIONS

Our fiscal year is a 52 or 53 week period, each period ending on the first Saturday after June 30.  Fiscal years 2009 and 2008 each include 52 weeks.  The three months ended October 4, 2008 and October 6, 2007 each include 13 weeks.

The following table sets forth certain financial data as a percentage of net sales for the periods indicated:

	Three Months Ended
	October 4, 2008	October 6, 2007

Net sales	100.0%	100.0%
Cost of sales, including production and occupancy (1)	55.1	52.5

Gross margin	44.9	47.5
Selling, general and administrative expenses (2)	36.2	34.9

Operating income	8.7	12.6
Interest and other income, net	1.9	2.3

Income before income taxes	10.6	14.9
Provision for income taxes	3.7	5.4

Net income	6.9%	9.5%

(1)           Cost of sales includes the cost of merchandise, occupancy costs, distribution center and production costs.

(2)           Selling, general and administrative expenses primarily consist of non-occupancy store costs, corporate overhead and advertising costs.

Net Sales. Net sales increased to $163.3 million during the three months ended October 4, 2008 from $161.1 million for the comparable period of the prior year, an increase of $2.2 million, or 1.4%. The increase in sales is primarily due to a $15.2 million increase in stores not included in the comparable store sales, a $0.9 million increase in on-line sales, a $1.7 million increase in wholesale sales to international licensees and other revenue increases including royalty revenue and changes in deferred revenue related to our loyalty program.  These have been partially offset by a 10.8% decrease in comparable store sales totaling $15.2 million and a decrease of $2 million related to stores closed during the 12 month period ended October 4, 2008.

	Three Months Ended
	October 4, 2008	October 6, 2007

Net sales (In thousands)	$163,260	$161,082

Total net sales increase percentage	1.4%	2.5%

Comparable store sales decrease percentage	(10.8)%	(9.3)%

Net sales per average square foot (1)	$138	$158

Square footage at end of period (In thousands)	1,143	1,013

Number of store locations:
Beginning of period	303	273
New store locations	5	6
Closed store locations	(1)	0
Number of stores open at end of period	307	279

(1)           We calculate net sales per average square foot using net store sales and a monthly average store square footage.

Gross Margin. Gross margin decreased to $73.3 million during the three months ended October 4, 2008 from $76.5 million for the comparable period of the prior year, a decrease of $3.2 million, or 4.2%. As a percentage of net sales, gross margin decreased to 44.9% for the three months ended October 4, 2008 from 47.5% in the comparable period of the prior year.  The decrease in gross margin as a percentage of net sales was primarily due to unfavorable occupancy leverage and a lower merchandise margin as a result of higher markdowns.

Selling, General and Administrative Expenses. Selling, general and administrative expenses, which primarily consist of non-occupancy store costs, corporate overhead and advertising costs, increased to $59.2 million during the three months ended October 4, 2008 from $56.2 million for the comparable period of the prior year, an increase of $3.0 million, or 5.3%. As a percentage of net sales, selling, general and administrative expenses increased to 36.2% during the three months ended October 4, 2008 from 34.9% in the comparable period of the prior year.  The increase in selling, general and administrative expenses as a percentage of net sales from the prior year of 1.3% was primarily due to higher depreciation expense.

Interest and Other Income, Net. We generated approximately $3.0 million of interest and other income (net of other expenses) during the three months ended October 4, 2008 compared to approximately $3.7 million in the comparable period of the prior year. The decrease was primarily the result of lower investment in higher yielding tax-exempt investments and more investments in money market funds.

Provision for Income Taxes. Our effective tax rate decreased to 34.8% for the three months ended October 4, 2008 from 36.0% for the comparable period in the prior year primarily due to an increase in tax-exempt interest income as a percent of total pretax income.

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

LIQUIDITY AND CAPITAL RESOURCES

Our working capital requirements vary widely throughout the year and generally peak during the first and second fiscal quarters. At October 4, 2008, we had approximately $347.7 million of cash and equivalents and long term investments on hand of which approximately $228 million, net of an unrealized loss of $13.2 million, were invested in auction rate securities (“ARS”). Due to the recent failures of these auctions we have classified $228 million of these investments as long term investments. We do not anticipate the lack of liquidity in the ARS to impact our ability to fund our operations in the foreseeable future and believe we have sufficient cash and equivalents to fund ongoing operations. In addition, we have a revolving line of credit, under which we may borrow or issue letters of credit up to a combined total of $25 million. As of October 4, 2008, there were no cash borrowings outstanding under the line of credit, and letters of credit outstanding totaled $4.1 million.

At October 4, 2008, the Company had cash and cash equivalents of $347.7 million held in accounts managed by third party financial institutions consisting of invested cash and cash in our operating accounts.  The invested cash is invested in interest bearing funds managed by third party financial institutions.  These funds invest in direct obligations of the government of the United States.  To date, except with respect to our ARS (discussed above and elsewhere in this report), we have experienced no loss or lack of access to our invested cash or cash equivalents; however, we can provide no assurances that access to our invested cash and cash equivalents will not be impacted by adverse conditions in the financial markets.

At any point in time we also have approximately $90 to $120 million in operating accounts that are with third party financial institutions.  These balances exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limits.  While we monitor daily the cash balances in our operating accounts and adjust the cash balances as appropriate, these cash balances could be impacted if the underlying financial institutions fail or could be subject to other adverse conditions in the financial markets.  To date, we have experienced no loss or lack of access to cash in our operating accounts.

Net cash provided by operating activities for the three months ended October 4, 2008 was $14.6 million versus $17.5 million for the three months ended October 6, 2007. Cash provided by operating activities for the period was primarily generated by net income of $11.2 million adjusted for stock compensation of $1.7 million, depreciation of $6.2 million, deferred rent of $1.6 million and net loss on disposal of property of $0.2 million, as well as changes in working capital. The changes in working capital were primarily due to an increase in accounts payable of $10.4 million, offset by an increase in inventory of $6.7 million, an increase in prepaid expenses and other assets of $3.1 million, an increase in receivables of $1.8 million, and a decrease in accrued liabilities of $5.2 million.

Net cash used by investing activities for the three months ended October 4, 2008 was $6.6 million versus net cash provided by investing activities of $33.3 million for the three months ended October 6, 2007.  Cash used by investing activities for the period was primarily due to capital expenditures of $8.8 million related to the opening of new stores, partially offset by proceeds on our auction rate securities of $2.2 million.  We opened 5 new stores in the three months ended October 4, 2008 and expect to open approximately 24 stores during fiscal 2009.  We estimate that total capital expenditures will be approximately $32 million in fiscal 2009.

Net cash used by financing activities was $8.5 million for the three months ended October 4, 2008 versus net cash used by financing activities of $75.8 million for the three months ended October 6, 2007.  Cash used by financing activities for the period was primarily due to payments of quarterly dividends for the fourth quarter of fiscal 2008 and the first quarter of fiscal 2009 totaling $8.9 million, partially offset by proceeds received from stock option exercises of $0.3 million and the related tax benefit of $0.1 million.

As of October 4, 2008, we had a balance of approximately $228 million in investments in ARS classified as long term investments.  Our ARS portfolio includes approximately 98% federally insured student loan backed securities and 2% municipal authority bonds. Our ARS portfolio is comprised of approximately 83% AAA rated investments, 5% AA rated investments and 12% A rated investments.  These ARS investments are intended to provide liquidity via an auction process that resets the applicable interest rate at predetermined calendar intervals, allowing investors to either roll over their holdings or gain immediate liquidity by selling such interests at par. The recent uncertainties in the credit markets have affected our holdings in ARS investments and auctions for the majority of our investments in these securities have failed to settle on their respective settlement dates. Consequently, the investments are not currently liquid and we will not be able to access these funds until a future auction of these investments is successful. Maturity dates for these ARS investments range from 2010 to 2044 with principal distributions occurring on certain securities prior to maturity. We currently have the ability and intent to hold these ARS investments until a recovery of the auction process or until maturity.

On October 8, 2008, UBS notified the Company of a settlement offer whereby UBS would purchase eligible auction rate securities (“ARS”) it sold to the Company prior to February 13, 2008. Under the terms of the settlement, at the Company’s option, UBS will purchase eligible ARS from the Company at par value during the period June 30, 2010 through July 2, 2012. The Company has until November 14, 2008 to notify UBS if it will accept the terms of the settlement offer. UBS has offered to also provide the Company with access to “no net cost” loans up to 75% of the par value of eligible ARS until June 30, 2010. As of October 4, 2008, the Company held approximately $95.1 million, at par value, of eligible ARS with UBS.  As of November 10, 2008, we have not entered into any ARS loan or program agreements with UBS.

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

Interest Rate Risk

We currently maintain a portfolio of variable interest rate investments consisting of cash equivalents and long term investments comprised of auction rate securities (“ARS”). Our ARS portfolio includes approximately 98% federally insured student loan backed securities and 2% municipal authority bonds. Our ARS portfolio includes approximately 83% AAA rated investments, 5% AA rated investments and 12% A rated investments.  According to our investment policy, we may invest in taxable and tax-exempt instruments.  In addition, the policy establishes limits on credit quality, maturity, issuer and type of instrument. Marketable securities are classified as “available for sale”.  We do not use derivative financial instruments in our investment portfolio.

All highly liquid investments with a maturity of three months or less at the date of purchase are considered to be cash equivalents.  Investments are considered short term marketable securities if the original maturity is between three months and twelve months, or long term investments if the original maturity is greater than twelve months. Typically the fair value of ARS investments approximates par value due to the frequent resets through the auction process. While we continue to earn interest on our ARS investments at the maximum contractual rate, these investments are not currently trading and therefore do not currently have a readily determinable market value. Accordingly, the estimated fair value of ARS no longer approximates par value. We determined the estimated fair value of our investment in ARS as of October 4, 2008 using a discounted cash flow model to estimate the fair value of our investments in ARS. The assumptions used in preparing the discounted cash flow model include estimates for interest rates, timing and amount of cash flows and expected holding periods of the ARS. Based on this assessment of fair value, as of October 4, 2008 we determined there was an additional decline in the fair value of our ARS investments of $5.4 million bringing our total impairment charge to $13.2 million, with no related tax benefit, of which all was deemed temporary and the impairment charges have been recorded in the other comprehensive income component of shareholders’ equity. As of October 4, 2008, we classified all of our ARS investments as long term investments on our condensed consolidated balance sheet because of our inability to determine when our investments in ARS will settle.  We have modified our investment strategy and increased our investments in more liquid money market investments.  An immediate and uniform increase in market interest rate of 100 basis points from levels at October 4, 2008 would cause an additional decline of approximately 2%, or $6.0 million, in the fair market value of our investments in ARS.

On October 8, 2008, UBS notified the Company of a settlement offer whereby UBS would purchase eligible auction rate securities (“ARS”) it sold to the Company prior to February 13, 2008. Under the terms of the settlement, at the Company’s option, UBS will purchase eligible ARS from the Company at par value during the period June 30, 2010 through July 2, 2012. The Company has until November 14, 2008 to notify UBS if it will accept the terms of the settlement offer. UBS has offered to also provide the Company with access to “no net cost” loans up to 75% of the par value of eligible ARS until June 30, 2010. As of October 4, 2008, the Company held approximately $95.1 million, at par value, of eligible ARS with UBS. As of November 10, 2008, we have not entered into any ARS loan or program agreements with UBS.

The following table lists our cash equivalents and investments at October 4, 2008:

	Book Value	Fair Value
	(Dollars in thousands)
Cash equivalents	$91,693	91,693
Weighted average interest rate (1)	1.70%
Long term investments	$228,155	228,155
Weighted average interest rate (1)	6.15%
Total	$319,848	319,848

(1)   Represents the weighted average interest rate for tax-exempt student loan and municipal bonds, and taxable and tax-exempt institutional money market instruments.

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

There has been no change in our internal control over financial reporting during the quarter ended October 4, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Factors that might cause our actual results to differ materially from the forward looking statements discussed elsewhere in this report, as well as affect our ability to achieve our financial and other goals, include, but are not limited to, those set forth below.  Except for changes to the general economic conditions risk factor, there have been no material changes in our risk factors from those disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended July 5, 2008.

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

5. General economic conditions, including increases in energy and commodity prices, that are largely out of our control may adversely affect our financial condition and results of operations.   We are sensitive to changes in general economic conditions, both nationally and locally.  Recessionary economic cycles, higher interest rates, higher fuel and other energy costs, inflation, deflation, increases in commodity prices, higher levels of unemployment, higher consumer debt levels, higher tax rates and other changes in tax laws or other economic factors that may affect consumer spending or buying habits could adversely affect the demand for products we sell in our stores. In addition, the recent turmoil in the financial markets may have an adverse effect on the U.S. and world economy, which could negatively impact consumer spending patterns. There can be no assurances that government responses to the disruptions in the financial markets will restore consumer confidence.

Furthermore, we could experience reduced traffic in our stores or limitations on the prices we can charge for our products, either of which could reduce our sales and profit margins and have a material adverse affect on our financial condition and results of operations. Also, economic factors such as those listed above and increased transportation costs, inflation, higher costs of labor, insurance and healthcare, and changes in other laws and regulations may increase our cost of sales and our operating, selling, general and administrative expenses, and otherwise adversely affect our financial condition and results of operations.

6. We cannot assure you that future store openings will be successful, and new store openings may impact existing stores. We expect to open approximately 20 stores in fiscal 2009, of which 10 will be bebe stores, 1 will be a BEBE SPORT store and 9 will be 2b bebe stores. We cannot assure you that the stores that we plan to open in fiscal 2009, or any other stores that we might open in the future, will be successful or that our overall operating profit will increase as a result of opening these stores. During fiscal 2009 we closed 2 bebe stores and do not anticipate closing any additional stores for the remainder of the fiscal year. For fiscal 2009, we plan to grow our operations primarily through the opening of new stores. Most of our new store openings in fiscal 2009 will be in existing markets. These openings may affect the existing stores’ net sales and profitability. Our failure to predict accurately the demographic or retail environment at any future store location could have a material adverse effect on our business, financial condition and results of operations.

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

7. We are subject to risks associated with our on-line sales. We operate an on-line store at www.bebe.com to sell our merchandise.

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

12. If we are not able to successfully protect our intellectual property our ability to capitalize on the value of our brand name may be impaired .. Even though we take actions to establish, register and protect our trademarks and other proprietary rights, we cannot assure you that we will be successful or that others will not imitate our products or infringe upon our intellectual property rights. In addition, we cannot assure that others will not resist or seek to block the sale of our products as infringements of their trademark and proprietary rights.

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

13. We may be required to record unrealized losses in future quarters as a result of the decline in value of our investments in auction rate securities or as a result of a change in our ability and intent to hold our investment in auction rate securities. We hold a variety of interest bearing auction rate securities (“ARS”) comprised of federally insured student loan backed securities and insured municipal authority bonds. These ARS investments are intended to provide liquidity via an auction process that resets the applicable interest rate at predetermined calendar intervals, allowing investors to either roll over their holdings or gain immediate liquidity by selling such interests at par. The recent uncertainties in the credit markets have affected our holdings in ARS investments and the majority of auctions for our investments in these securities have failed to settle on their respective settlement dates. Consequently, $228 million of our ARS are not currently liquid and we will not be able to access these funds until a future auction of these investments is successful or a buyer is found outside of the auction process. Maturity dates for these ARS investments range from 2010 to 2044 with principal distributions occurring on certain securities prior to maturity.

On October 8, 2008, UBS notified the Company of a settlement offer whereby UBS would purchase eligible auction rate securities (“ARS”) it sold to the Company prior to February 13, 2008. Under the terms of the settlement, at the Company’s option, UBS will purchase eligible ARS from the Company at par value during the period June 30, 2010 through July 2, 2012. The Company has until November 14, 2008 to notify UBS if it will accept the terms of the settlement offer. UBS has offered to also provide the Company with access to “no net cost” loans up to 75% of the par value of eligible ARS until June 30, 2010. As of October 4, 2008, the Company held approximately $95.1 million, at par value, of eligible ARS with UBS. As of November 10, 2008, we have not entered into any ARS loan or program agreements with UBS.

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

 RISKS RELATING TO OUR COMMON STOCK:

1. Our stock price may fluctuate because of the relatively low number of shares that can be publicly traded. The vast majority of our outstanding shares of our common stock are subject to trading restrictions. As of October 4, 2008, of the approximately 89,000,000 shares of our common stock then outstanding, approximately 27,600,000 shares were available to be publicly traded, and as a result, our stock price is vulnerable to market swings due to large purchases, sales and short sales of our common stock.

2. Because Manny Mashouf beneficially owns a substantial portion of the outstanding shares, other shareholders may not be able to influence the direction the company takes.  As of October 31, 2008, Manny Mashouf, the Chairman of the Board, beneficially owned approximately 56% of the outstanding shares of our common stock. As a result, he can control the election of directors and the outcome of all issues submitted to the shareholders. This may make it more difficult for a third party to acquire shares, may discourage acquisition bids, and could limit the price that certain investors might be willing to pay for shares of common stock. This concentration of stock ownership may have the effect of delaying, deferring or preventing a change in control of our company.

3. Our significant shareholders hold a substantial portion of our stock which may result in the trading volatility or may adversely affect our common stock.  As of October 31, 2008, Ms. Neda Mashouf currently owned approximately 13% of the outstanding shares of our common stock. As a result, any change in ownership of a significant portion of these shares, including sales by Ms. Mashouf, may result in trading volatility in our common stock or may adversely affect our stock price.

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

Dated November 10, 2008

bebe stores, inc.

/s/ Walter Parks
Walter Parks, Chief Operating Officer and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

31.1	Section 302 Certification of Chief Executive Officer
31.2	Section 302 Certification of Chief Financial Officer
32.1	Section 906 Certification of Chief Executive Officer
32.2	Section 906 Certification of Chief Financial Officer