Form 10-Q
period 2009-01-03
bebe stores, inc.
filed 2009-02-11
CIK 1059272

UNITED STATES

SECURITIES AND EXCHANGE

COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 3, 2009

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b — 2 of the Exchange Act).   ☐ Yes   ☒ No

The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding as of January 30, 2009 was 88,479,315.

bebe stores, inc.

PART I.        FINANCIAL INFORMATION

ITEM 1.        Condensed Consolidated Financial Statements

bebe stores, inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(unaudited)

	As of January 3, 2009	As of July 5, 2008	As of January 5, 2008

Assets:
Current assets:
Cash and equivalents	$143,975	$123,344	$69,395
Short term marketable securities	—	—	296,050
Receivables (net of allowance of $1,252, $1,197 and $1,171)	6,979	7,953	8,435
Inventories	37,499	42,827	46,242
Deferred income taxes, net	9,273	9,290	9,070
Prepaid and other	27,615	16,215	10,631
Total current assets	225,341	199,629	439,823
Trading securities	72,375	—	—
Available for sale securities	125,245	235,751	—
Auction rate securities written put right	11,586	—	—
Property and equipment, net	136,563	133,128	123,611
Deferred income taxes, net	24,827	24,686	25,258
Other assets	5,013	4,569	4,194
Total assets	$600,950	$597,763	$592,886

Liabilities and Shareholders’ Equity:
Current liabilities:
Accounts payable	$30,068	$23,252	$24,609
Accrued liabilities	35,130	38,958	39,573
Income taxes payable	—	—	2,154
Current portion of capital leases	—	38	150
Total current liabilities	65,198	62,248	66,486
Deferred rent and other lease incentives	46,790	46,229	43,484
Uncertain tax positions	3,401	3,401	5,353
Total liabilities	115,389	111,878	115,323

Commitments and contingencies

Shareholders’ equity:
Preferred stock-authorized 1,000,000 shares at $0.001 par value per share; no shares issued and outstanding	—	—	—
Common stock-authorized 135,000,000 shares at $0.001 par value per share; issued and outstanding 88,478,634, 88,939,720 and 88,815,825 shares	88	89	89
Additional paid-in capital	142,652	139,795	135,393
Accumulated other comprehensive income (loss)	(10,588)	(261)	11,482
Retained earnings	353,409	346,262	330,599
Total shareholders’ equity	485,561	485,885	477,563
Total liabilities and shareholders’ equity	$600,950	$597,763	$592,886

See accompanying notes to condensed consolidated financial statements.

bebe stores, inc.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	January 3,	January 5,	January 3,	January 5,
	2009	2008	2009	2008

Net sales	$181,902	$203,329	$345,162	$364,411
Cost of sales, including production and occupancy	111,775	109,328	201,734	193,896

Gross margin	70,127	94,001	143,428	170,515
Selling, general and administrative expenses	61,463	62,755	120,618	118,935

Operating income	8,664	31,246	22,810	51,580
Interest and other income, net	1,861	4,058	4,891	7,753

Income before income taxes	10,525	35,304	27,701	59,333
Income tax provision	3,727	11,936	9,699	20,587

Net income	$6,798	$23,368	$18,002	$38,746

Basic earnings per share	$0.08	$0.26	$0.20	$0.43
Diluted earnings per share	$0.08	$0.26	$0.20	$0.42

Basic weighted average shares outstanding	88,881	88,712	88,857	90,697
Diluted weighted average shares outstanding	89,052	90,167	89,161	92,173

See accompanying notes to condensed consolidated financial statements.

bebe stores, inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Six Months Ended
	January 3, 2009	January 5, 2008

Cash flows from operating income:
Net income	$18,002	$38,746
Adjustments to reconcile net income to cash provided by operating activities
Non-cash compensation expense	3,238	6,238
Depreciation and amortization	12,803	10,947
Net loss on disposal of property	1,392	42
Loss on trading securities	12,050	—
Gain on auction rate securities written put right	(11,586)	—
Deferred rent and other lease incentives	777	3,280
Deferred income taxes	(676)	(1,860)
Changes in operating assets and liabilities:
Receivables	95	(2,855)
Inventories	5,080	(2,106)
Prepaid expenses and other	(12,591)	4,452
Accounts payable	6,815	(3,821)
Accrued liabilities	(2,978)	12,245
Net cash provided by operating activities	32,421	65,308

Cash flows from investing activities:
Purchase of property and equipment	(17,713)	(18,563)
Purchase of marketable securities	—	(245,775)
Proceeds from sales of investment securities	21,200	276,825
Net cash provided (used) by investing activities	3,487	12,487

Cash flows from financing activities:
Net proceeds from issuance of common stock	399	1,979
Purchase of common stock	(3,201)	(66,950)
Excess of tax benefit from options exercised	76	594
Cash dividends paid	(13,074)	(13,795)
Other	(38)	(111)
Net cash used by financing activities	(15,838)	(78,283)

Net increase/(decrease) in cash and cash equivalents	20,070	(488)
Effect of exchange rate changes on cash	561	4,280
Cash and equivalents:
Beginning of period	123,344	65,603
End of period	$143,975	$69,395

See accompanying notes to condensed consolidated financial statements.

bebe stores, inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

INTERIM FINANCIAL STATEMENTS

The accompanying condensed consolidated balance sheets of bebe stores, inc. (the “Company”) as of January 3, 2009, July 5, 2008 and January 5, 2008, the condensed consolidated statements of income for the three and six months ended January 3, 2009 and January 5, 2008 and the condensed consolidated statements of cash flows for the six months ended January 3, 2009 and January 5, 2008 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X, without audit. Accordingly, they do not include all of the information required by accounting principles generally accepted in the United States of America for annual financial statements. Therefore, these condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended July 5, 2008.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position at the balance sheet dates and the results of operations for the periods presented have been included. The condensed consolidated balance sheet at July 5, 2008, presented herein, was derived from the audited balance sheet included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 5, 2008.

The Company’s business is affected by the pattern of seasonality common to most retail apparel businesses. The results for the periods presented are not necessarily indicative of future financial results.

FISCAL YEAR

The Company’s fiscal year is a 52 or 53 week period, each period ending on the first Saturday after June 30.  Fiscal years 2009 and 2008 each include 52 weeks.

The three month periods ended January 3, 2009 and January 5, 2008 each include 13 weeks.  The six month periods ended January 3, 2009 and January 5, 2008 both include 26 weeks.

INVENTORIES

As of the specified dates, the Company’s inventories consisted of:

	As of
	January 3, 2009	July 5, 2008	January 5, 2008
	(In thousands)
Raw materials	$3,897	$5,340	$7,558
Merchandise available for sale	33,602	37,487	38,684
Inventories	$37,499	$42,827	$46,242

EARNINGS PER SHARE

Basic earnings per share is computed as net earnings divided by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur from common shares issuable through the exercise of dilutive stock options.

The following is a reconciliation of the number of shares used in the basic and diluted earnings per share computations:

	Three Months Ended		Six Months Ended
	January 3, 2009	January 5, 2008	January 3, 2009	January 5, 2008
	(In thousands)		(In thousands)
Basic weighted average number of shares outstanding	88,881	88,712	88,857	90,697
Incremental shares from the assumed issuance of stock options	171	1,455	304	1,476

Diluted weighted average number of shares outstanding	89,052	90,167	89,161	92,173

The number of incremental shares from the assumed issuance of stock options is calculated applying the treasury stock method.

Excluded from the computation of the number of diluted weighted average shares outstanding were options of 7,072,000 and 2,989,000 for the three months ended January 3, 2009 and January 5, 2008, respectively, and 6,303,000 and 2,657,000 for the six months ended January 3, 2009 and January 5, 2008, respectively, which in each case would have been anti-dilutive.

COMMON STOCK PURCHASES

Share repurchases were as follows:

	Three Months Ended		Six Months Ended
	January 3, 2009	January 5, 2008	January 3, 2009	January 5, 2008
	(In thousands, except per share data)		(In thousands, except per share data)
Number of shares repurchased	537	—	537	5,000
Total cost	$3,201	—	$3,201	$66,950
Average per share cost including commissions	$5.96	—	$5.96	$13.39

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

On September 13, 2007, the Company entered into an agreement with the Company’s former Vice Chairperson Neda Mashouf to purchase 5 million shares of the Company’s outstanding common stock beneficially owned by Ms. Mashouf at a price per share of $13.39, an aggregate purchase price of $66,950,000. The Company completed the purchase and retired the shares during the first quarter of fiscal 2008.

COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) consists of net income and other comprehensive income (income, expenses, gains and losses that bypass the income statement and are reported directly as a separate component of equity).  The Company’s comprehensive income (loss) consists of net income, gains (loss) on available for sale securities and foreign currency translation adjustments for all periods presented.

	Three Months Ended		Six Months Ended
	January 3, 2009	January 5, 2008	January 3, 2009	January 5, 2008
	(In thousands)
Net income	$6,798	$23,368	$18,002	$38,746
Gain (loss) on available for sale securities	516	—	(4,881)	—
Accumulated translation adjustments	(3,364)	(699)	(5,446)	2,343

Total comprehensive income	$3,950	$22,669	$7,675	$41,089

INVESTMENTS

The Company holds a variety of interest bearing auction rate securities (“ARS”) comprised of federally insured student loan backed securities and insured municipal authority bonds. As of January 3, 2009, the Company’s ARS portfolio totaled approximately $197.5 million, $72.3 million, net of an impairment charge of $12.1 million, classified as trading securities and $125.2 million, net of temporary impairment charge of $12.7 million, classified as available for sale securities. The Company’s ARS portfolio includes approximately 98% federally insured student loan backed securities and 2% municipal authority bonds. The Company’s ARS portfolio is comprised of approximately 57% AAA rated investments, 30% AA rated investments and 13% A rated investments.  These ARS investments are intended to provide liquidity via an auction process that resets the applicable interest rate at predetermined calendar intervals, allowing investors to either roll over their holdings or gain immediate liquidity by selling such interests at par. The uncertainties in the credit markets that began in February 2008 have affected our holdings in ARS investments and auctions for the majority of the Company’s investments in these securities have failed to settle on their respective settlement dates. Consequently, the investments are not currently liquid, and the Company will not be able to access these funds until a future auction of these investments is successful. Maturity dates for these ARS investments range from 2010 to 2044 with principal distributions occurring on certain securities prior to maturity. The Company currently has the ability to hold these ARS investments until a recovery of the auction process or until maturity.

Typically the fair value of ARS investments approximates par value due to the frequent resets through the auction process. While the Company continues to earn interest on our ARS investments at the maximum contractual rate, these investments are not currently trading and therefore do not currently have a readily determinable market value. Accordingly, the estimated fair value of ARS no longer approximates par value.

In November 2008, the Company entered into a settlement agreement related to our ARS held with UBS Financial Services, Inc. (“UBS”) that grants the Company certain rights related to these ARS (the “Right”).  Beginning June 30, 2010, at the Company’s request, UBS has agreed to purchase all of the Company’s ARS currently held with them at par value.  Conversely, UBS has the right, in its discretion, to purchase or sell the Company’s ARS at ay time until July 2, 2012, so long as the Company receives payment at par value upon any sale or disposition.  By entering into the agreement the Company elected to designate approximately $84.4 million in ARS as trading securities and record a loss on investments of approximately $12.1 million with an offsetting ARS written put  right of $11.6 million directly to net income.  Prior to accepting the UBS offer, the Company recorded our ARS held with UBS as investments available for sale, with an associated unrealized loss included in other comprehensive income.

The remainder of the Company’s ARS investment portfolio of $125.2 million, net of a temporary impairment charge of $12.7 million, remains available for sale on our balance sheet.  The related temporary impairment charge remains as a loss in other comprehensive income.

The Company reviews its impairments in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities , and related guidance issued by the FASB and SEC in order to determine the classification of the impairment as “temporary” or “other-than-temporary”. A temporary impairment charge results in an unrealized loss being recorded in the other comprehensive income component of shareholders’ equity. Such an unrealized loss does not affect net income for the applicable accounting period. An other-than-temporary impairment charge is recorded as a loss in the condensed consolidated statement of income and reduces net income for the applicable accounting period. The differentiating factors between temporary and other-than-temporary impairment are primarily the length of the time and the extent to which the market value has been less than cost, the financial condition and near-term prospects of the issuer and our current intent and ability to retain our investment in the issuer for a period of time sufficient to allow for any anticipated recovery in market value.

The valuation of the Company’s investment portfolio is subject to uncertainties that are difficult to predict. Factors that may impact its valuation include changes to credit ratings of the securities as well as to the underlying assets supporting those securities, rates of default of the underlying assets, underlying collateral value, discount rates and ongoing strength and quality of market credit and liquidity.

CREDIT FACILITIES

The Company has an unsecured commercial line of credit agreement with Bank of America, which provides for borrowings and issuance of letters of credit up to a combined total of $25 million and expires on March 31, 2009. The outstanding balance bears interest at either the bank’s reference rate (which was 3.25% as of January 3, 2009) or the LIBOR rate plus 1.75 percentage points. As of January 3, 2009, there were no outstanding borrowings, and there was $2.0 million outstanding in letters of credit.

This credit facility requires the Company to comply with certain financial covenants, including amounts for minimum tangible net worth, unencumbered liquid assets and profitability, and certain restrictions on making loans and investments.

STOCK BASED COMPENSATION

The following table summarizes the stock based compensation expense recognized under the Company’s stock plan during the three months and the six months ended January 3, 2009 and January 5, 2008:

	Three Months Ended		Six Months Ended
	January 3, 2009	January 5, 2008	January 3, 2009	January 5, 2008
	(In thousands)
Stock Options	$1,384	$3,195	$2,979	$6,150
Nonvested stock awards/units	115	69	259	88
Total stock based compensation expense	$1,499	$3,264	$3,238	$6,238

Unrecognized compensation cost related to nonvested stock options and nonvested stock awards/units totaled approximately $7.3 million and $0.4 million, respectively, as of January 3, 2009.  This cost is expected to be recognized over a weighted average period of 3.1 years.  The weighted average fair values of stock options at their grant date during the three months ended January 3, 2009 and January 5, 2008 were $3.06 and $5.18, respectively.  For the six month period ended January 3, 2009 and January 5, 2008, the weighted average fair values of stock options at their grand date were $3.79 and $5.29, respectively.

FAIR VALUE MEASUREMENTS

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”.  SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements.  In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157,” which delayed the effective date of SFAS 157 for non-financial assets and liabilities, except for certain items that are recognized or disclosed at fair value at least annually.  The Company elected to partially adopt the provisions of SFAS No. 157 as of July 6, 2008 for financial instruments, as permitted by FSP 157-2. Although the partial adoption of SFAS No. 157 did not materially impact the Company’s financial condition, results of operations or cash flow, the Company is now required to provide additional disclosures as part of its financial statements.  The Company does not expect the adoption of the remaining provisions of SFAS 157 (delayed by FSP 157-2) to have a material impact on the Company’s consolidated financial position, income statement or cash flows.

In February 2007, the FASB issued SFAS No. 159,  “The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115”.  SFAS No. 159 permits entities to choose to measure eligible items at fair value at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The Company adopted SFAS No. 159 as of July 6, 2008.  Since the adoption of SFAS No. 159, the Company elected the fair value option for our ARS written put right related to our ARS held with UBS. The Company will recognize any change in the ARS written put right related to our ARS investments held with UBS as a gain or loss in the statement of income.

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

As of January 3, 2009, the Company held financial instruments that have been elected to be measured at fair value on a recurring basis. These included cash equivalents, trading securities and available for sale securities. Cash equivalents consist of money market funds.  Trading securities consist of auction rate securities (“ARS”) held with UBS.  Available for sale securities consist of ARS held with another broker.  These securities consist of federally insured student loan backed securities and insured municipal authority bonds.

In November 2008, the Company entered into a settlement agreement related to its ARS held with UBS that grants the Company certain rights related to these ARS.  Beginning June 30, 2010, at the Company’s request, UBS has agreed to purchase all of our ARS currently held with them at par value.  Conversely, UBS has the right, in its discretion, to purchase or sell the Company’s ARS at any time until July 2, 2012, so long as the Company receives payment at par value upon any sale or disposition.  By entering into the agreement the Company elected to designate approximately $84.4 million in ARS as trading securities and record a loss on investments of approximately $12.1 million with an offsetting ARS written put right of $11.6 million directly to net income.  Prior to accepting the UBS offer, the Company recorded its ARS held with UBS as investments available for sale, with an associated loss included in other comprehensive income.

The Company determined the estimated fair value of its investment in ARS as of January 3, 2009 using a discounted cash flow model to estimate the fair value of its investments in ARS. The assumptions used in preparing the discounted cash flow model include estimates for interest rates, timing and amount of cash flows and expected holding periods of the ARS. The ARS written put right is a free standing asset separate from the ARS, and represents the Company’s contractual right to require UBS to purchase its ARS at par value during the two year period beginning June 20, 2010.  In order to value the ARS written put right, the Company considered intrinsic value, time value of money, and its assessment of the credit worthiness of UBS.

The remainder of the Company’s ARS in its investment portfolio of $125.2 million, net of a temporary impairment charge of $12.7 million, remains available for sale on the Company’s balance sheet.  The related temporary impairment charge remains as a loss in other comprehensive income.

The following items are measured at fair value on a recurring basis subject to the disclosure requirements of SFAS No. 157 at January 3, 2009:

Description	January 3, 2009	Using Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
		Fair value measurements at reporting date
		(In thousands)
Cash equivalents	$115,057	$115,057	$—	$—
Trading securities	72,375	—	—	72,375
Available for sale securities	125,245			125,245
ARS written put right	11,586	—	—	11,586
Total	$324,263	$115,057	$—	$209,206

The following table presents the Company’s activity for assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as defined in SFAS No. 157 for the six months ended January 3, 2009:

Long Term Investments
(In thousands)
Balance at July 5, 2008	$235,751
Total gains or (losses) (realized or unrealized)
Included in earnings	(464)
Included in other comprehensive income	(4,881)
Settlements	(21,200)
Total	$209,206

SUBSEQUENT EVENTS

On January 9, 2009, Gregory Scott departed as Chief Executive Officer and member of the Company’s Board of Directors (the “Board”).  On the same date Manny Mashouf, the Company’s founder and Chairman of the Board, assumed the responsibilities of Chief Executive Officer and Cynthia Cohen was appointed as the Board’s lead independent director.  Pursuant to the separation agreement, the Company will pay Mr. Scott: (i) all accrued but unpaid salary and all accrued but unused vacation time earned through his termination date; and (ii) a severance payment of $600,000, equal to one year of his annual base salary, paid in equal installments over the twelve month period following his termination date.  Pursuant to the separation agreement, Mr. Scott will also become fully vested as of the termination date with respect to any previously unvested portion of the option to purchase 100,000 shares of the Company’s common stock which was previously granted to Mr. Scott on September 8, 2008, and the option will remain exerciseable until the date one year from his termination date.

On January 27, 2009, the Company and Bank of America N.A. (the “Bank”) executed the Fourth Amendment  to the Business Loan Agreement dated March 28, 2003 between the Registrant and the Bank to amend the expiration date of the Business Loan Agreement from March 31, 2009 to March 30, 2010.  All other terms of the Business Loan Agreement remain the same.

LEGAL MATTERS

As of the date of this filing, the Company was involved in ongoing legal proceedings as described below.

A former employee sued bebe in a complaint filed on April 28, 2005 in the United States District Court for the Northern District of California (case No. C050177) alleging violations under the Fair Labor Standards Act, specifically that it obligated her to buy and wear its brand clothing as a uniform, without reimbursement or credit, and the net effect of deducting the value of such required purchases from her wages would often result in her not being paid minimum wages. The plaintiff purports to bring the action also on behalf of a class of hourly, non-managerial employees who are similarly situated. The lawsuit seeks compensatory, statutory and injunctive relief. The Company has negotiated a confidential settlement in this case which remains subject to court approval. Plaintiff recently requested a status conference be held in February on the matter and the parties await the Court’s response. The Company has accrued an amount that it believes reasonably estimates the potential liability, which did not have a material impact on our financial position or results of operations.

A former employee sued bebe in a complaint filed July 27, 2006 in the Superior Court of California, San Mateo County (case No. CIV 456550) alleging a failure to pay all wages, failure to pay overtime wages, failure to pay minimum wages, failure to provide meal periods, violation of Labor Code §450, violation of Labor Code §2802 and California Code of Regulations §11040(9)(A), statutory wage violations (late payment of wages), unlawful business practices under Business and Professions Code §16720 and §17200, conversion of wages and violation of Civil Code §52.1. The plaintiff purports to bring the action also on behalf of current and former California bebe employees who are similarly situated. The lawsuit seeks compensatory, statutory, punitive, restitution and injunctive relief. In September 2008, the court rejected Plaintiff’s motion to certify a class relating to Plaintiff’s claim that it required employees to purchase and wear its product.

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

The Company intends to defend ourselves vigorously against each of these claims. However, the results of any litigation are inherently uncertain. The Company cannot assure you that it will be able to successfully defend itself in these lawsuits. Where required, and/or otherwise appropriate, the Company has recorded an estimate of potential liabilities that it believes is reasonable. Any estimates are revised as further information becomes available.

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

OVERVIEW

We design, develop and produce a distinctive line of contemporary women’s apparel and accessories. While we attract a broad audience, our target customer is a 18 to 34-year-old woman who seeks current fashion trends to suit her lifestyle. The “bebe look” appeals to a hip, sexy, sophisticated, body-conscious woman who takes pride in her appearance. The bebe customer expects value in the form of current fashion and high quality at a competitive price.

Our distinctive product offering includes a full range of separates, tops, sweaters, dresses, active wear and accessories in the following lifestyle categories:  career, evening, casual and active. We design and develop the majority of our merchandise in-house, which is manufactured to our specifications. The remainder of our merchandise is sourced directly from third-party manufacturers.

We market our products under the bebe, BEBE SPORT, bbsp and 2b bebe brand names through our 312 retail stores, of which 215 are bebe stores, 64 are BEBE SPORT stores, 13 are 2b bebe stores, 19 are bebe outlet stores and 1 is a bebe accessories store as of January 3, 2009. These stores are located in 35 states, the District of Columbia, Puerto Rico, the U.S. Virgin Islands and Canada. In addition, we have an on-line store at www.bebe.com and our licensees operate 28 international stores as of January 3, 2009. During the six months ended January 3, 2009, we opened 11 stores, including 6 bebe stores, 1 BEBE SPORT store and 4 2b bebe stores and closed 2 bebe stores.  We expect to open approximately 14 stores, including approximately 7 bebe stores, 1 BEBE SPORT store, 6 2b bebe stores and convert all of our existing bebe outlet stores to 2b bebe stores during our fiscal 2009. We also plan to renovate 3 existing stores and relocate or expand 4 existing stores, resulting in square footage growth of approximately 2.5%.

bebe stores.  We were founded by Manny Mashouf, our Chief Executive Officer and Chairman of the Board. We opened our first store in San Francisco, California in 1976, which was also the year we incorporated. We also operate one bebe accessory store that features a limited assortment of bebe merchandise, including outerwear, shoes and accessories.

BEBE SPORT. We launched BEBE SPORT during fiscal 2003 to address the performance and active lifestyle needs of the bebe customer.  We offer a selection of sportswear and footwear under the BEBE SPORT and bbsp brand names.

bebe outlets.  We utilize the outlets as a clearance vehicle for merchandise from our retail stores. In addition, the inventory includes a strong presentation of bebe logo merchandise and special cuts produced under the 2b bebe label exclusively for the outlet stores.  In fiscal 2009, we plan to convert all our existing bebe outlet stores to 2b bebe stores.

2b bebe stores.  During fiscal 2009, we plan to open 6 new 2b bebe stores in outlet centers which offer a strong presentation of bebe logo merchandise similar to our outlet stores and special cuts produced under the 2b bebe label.  We will also use these stores as a clearance vehicle for retail but on a much smaller scale.

On-line. bebe.com is an extension of the bebe store experience and provides a complete assortment of bebe and BEBE SPORT merchandise. It is also used as an advertising vehicle to communicate with our customers.  We are currently able to ship to customers in the United States, Canada, Puerto Rico and U.S. Protectorates.

Critical Accounting Policies

Management’s Discussion and Analysis of Financial Condition and Results of Operations are based upon our consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America.

The preparation of these financial statements requires the appropriate application of certain accounting policies, many of which require us to make estimates and assumptions about future events and their impact on amounts reported in our financial statements and related notes. Since future events and their impact cannot be determined with certainty, the actual results will inevitably differ from our estimates. Such differences could be material to the financial statements. We believe our application of accounting policies, and the estimates inherently required therein, are reasonable. Our most critical accounting policies are those related to revenue recognition, stock based compensation, inventories, marketable securities, impairment of long lived assets, uncertain tax positions, and liabilities for self-insurance. We continually evaluate these accounting policies and estimates and we make adjustments when facts and circumstances dictate a change. Our accounting policies are described in Note 1 to the consolidated financial statements in our annual report on Form 10-K for the fiscal year ended July 5, 2008. This discussion and analysis should be read in conjunction with such discussion and with our condensed consolidated financials statements and related notes included in Part 1, Item 1 of this quarterly report.

RESULTS OF OPERATIONS

Our fiscal year is a 52 or 53 week period, each period ending on the first Saturday after June 30.  Fiscal years 2009 and 2008 each include 52 weeks.  The three months ended January 3, 2009 and January 5, 2008 each included 13 weeks.  The six months ended January 3, 2009 and January 5, 2008 both included 26 weeks.

The following table sets forth certain financial data as a percentage of net sales for the periods indicated:

	Three Months Ended		Six Months Ended
	January 3,	January 5,	January 3,	January 5,
	2009	2008	2009	2006

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales, including production and occupancy (1)	61.4	53.8	58.4	53.2

Gross margin	38.6	46.2	41.6	46.8
Selling, general and administrative expenses (2)	33.8	30.9	34.9	32.6

Operating income	4.8	15.3	6.7	14.2
Interest and other income, net	1.0	2.0	1.4	2.1

Income before income taxes	5.8	17.3	8.1	16.3
Provision for income taxes	2.0	5.9	2.8	5.6

Net income	3.8%	11.4%	5.3%	10.7%

(1)           Cost of sales includes the cost of merchandise, occupancy costs, distribution center and production costs.

(2)           Selling, general and administrative expenses primarily consist of non-occupancy store costs, corporate overhead and advertising costs.

Net Sales. Net sales decreased to $181.9 million during the three months ended January 3, 2009 from $203.3 million for the comparable period of the prior year, a decrease of $21.4 million, or 10.5%. The decrease in sales is primarily due to a 20.1% decrease in comparable store sales and a 4.5% decrease in our on-line sales.  These decreases were partially offset by an increase in stores not included in the comparable store sales and an increase in wholesale sales to international licensees.  Contributing to our performance were merchandising opportunities in bebe and BEBE SPORT as well as a difficult macro economic environment which negatively impacted mall traffic and forced us to drive sales with increased promotions.

For the six months ended January 3, 2009, net sales decreased to $345.2 million from $364.4 million for the comparable period of the prior year, a decrease of $19.2 million, or 5.3%.  The decrease in sales was primarily due to a 16.0% decrease in comparable store sales.  This decrease was partially offset by an increase in stores not included in the comparable store sales, an, increase in wholesale sales to international licensees and other revenue increases including royalty revenue and changes in deferred revenue related to our loyalty program.  Contributing to our performance were merchandising opportunities in bebe and BEBE SPORT as well as a difficult macro economic environment which negatively impacted mall traffic and forced us to drive sales with increased promotions.

	Three Months Ended		Six Months Ended
	January 3,	January 5,	January 3,	January 5,
	2009	2008	2009	2008

Net sales (In thousands)	$181,902	$203,329	$345,162	$364,411

Total net sales increase (decrease) percentage	(10.5)%	3.3%	(5.3)%	3.0%

Comparable store sales increase (decrease) percentage	(20.1)%	(7.9)%	(16.0)%	(8.5)%

Net sales per average square foot (1)	$152	$195	$291	$353

Square footage at end of period (In thousands)	1,164	1,051	1,164	1,051

Number of store locations:
Beginning of period	307	279	303	273
New store locations	6	11	11	17
Closed store locations	1	—	2	—
Number of stores open at end of period	312	290	312	290

(1)           We calculate net sales per average square foot using net store sales and a monthly average store square footage.

Gross Margin. Gross margin decreased to $70.1 million during the three months ended January 3, 2009 from $94.0 million for the comparable period of the prior year, a decrease of $23.9 million, or 25.4%. As a percentage of net sales, gross margin decreased to 38.6% for the three months ended January 3, 2009 from 46.2% in the comparable period of the prior year.  The decrease in gross margin as a percentage of net sales was primarily due to higher markdowns and unfavorable occupancy leverage partially offset by higher initial markup.

For the six months ended January 3, 2009, gross margin decreased to $143.4 million from $170.5 million for the comparable period of the prior year, a decrease of $27.1 million, or 15.9%.  As a percentage of net sales, gross margin decreased to 41.6% for the six months ended January 3, 2009 from 46.8% in the comparable period of the prior year.  The decrease in gross margin as a percentage of net sales was primarily due to higher markdowns and unfavorable occupancy leverage.

Selling, General and Administrative Expenses. Selling, general and administrative expenses, which primarily consist of non-occupancy store costs, corporate overhead and advertising costs, decreased to $61.5 million during the three months ended January 3, 2009 from $62.8 million for the comparable period of the prior year, a decrease of $1.3 million, or 2.1%. As a percentage of net sales, selling, general and administrative expenses increased to 33.8% during the three months ended January 3, 2009 from 30.9% in the comparable period of the prior year.  The decrease in selling, general and administrative expenses was primarily due to lower total compensation expense offset by an increase in depreciation expense and approximately $1.2 million in impairment charges and fixed asset write-offs related to underperforming stores and store closures .

For the six months ended January 3, 2009, selling, general and administrative expenses increased to $120.6 million from $118.9 for the comparable period of the prior year, an increase of $1.7 million, or 1.4%.  As a percentage of net sales, selling, general and administrative expenses increased to 34.9% from 32.6% in the comparable period of the prior year.  The decrease in selling, general and administrative expenses was primarily due to lower total compensation expense offset by an increase in depreciation expense and approximately $1.4 million in impairment charges and fixed asset write-offs related to underperforming stores and store closures.

Interest and Other Income, Net. We generated approximately $1.9 million of interest and other income (net of other expenses) during the three months ended January 3, 2009 compared to approximately $4.1 million in the comparable period of the prior year. The decrease was primarily the result of lower investment in higher yielding tax-exempt investments, more investments in low yielding money market funds and an approximately $0.5 million loss on the ARS written put right.

For the six month period ending January 3, 2009, we generated approximately $4.9 million of interest and other income (net of other expenses), compared to $7.8 million in the comparable period of the prior year.  The decrease was primarily the result of lower investment in higher yielding tax-exempt investments, more investments in low yielding money market funds and an approximately $0.5 million loss on the ARS written put right.

Provision for Income Taxes. Our effective tax rate increased to 35.0% for the three months ended January 3, 2009 from 33.8% for the comparable period in the prior year primarily due to deleveraging of permanent items, including stock based compensation expense, offset by higher tax exempt interest income as a percent of taxable income.

For the six months ended January 3, 2009, our effective tax rate increased to 35.0% from 34.7% for the comparable period in the prior year primarily due to deleveraging of permanent items, including stock based compensation expense, offset by higher tax exempt interest income as a percent of taxable income.

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

LIQUIDITY AND CAPITAL RESOURCES

Our working capital requirements vary widely throughout the year and generally peak during the first and second fiscal quarters. At January 3, 2009, we had approximately $341.5 million of cash and equivalents and long term investments on hand of which approximately $197.5 million, net of impairment charges of $24.8 million, were invested in auction rate securities (“ARS”). We do not anticipate the lack of liquidity in the ARS to impact our ability to fund our operations in the foreseeable future and believe we have sufficient cash and equivalents to fund ongoing operations. In addition, we have a revolving line of credit, under which we may borrow or issue letters of credit up to a combined total of $25 million. As of January 3, 2009, there were no cash borrowings outstanding under the line of credit, and letters of credit outstanding totaled $2 million.

At January 3, 2009, we had cash and equivalents of $144.0 million held in accounts managed by third-party financial institutions consisting of invested cash and cash in our operating accounts.  The invested cash is invested in interest bearing funds managed by third party financial institutions.  These funds invest in direct obligations of the government of the United States.  To date, except with respect to our ARS (discussed above and elsewhere in this quarterly report), we have experienced no loss or lack of access to our invested cash or equivalents; however, we can provide no assurances that access to our invested cash and equivalents will not be impacted by adverse conditions in the financial markets.

At any point in time we also have approximately $100 to $145 million of invested cash and cash in operating accounts that are with third party financial institutions.  These balances exceed the Federal Deposit Insurance Corporation insurance limits.  While we monitor daily the cash balances in our operating accounts and adjust the cash balances as appropriate, these cash balances could be impacted if the underlying financial institutions fail or could be subject to other adverse conditions in the financial markets.  To date, we have experienced no loss or lack of access to invested cash or cash in our operating accounts.

Net cash provided by operating activities for the six months ended January 3, 2009 was $32.4 million versus $65.3 million for the six months ended January 5, 2008. Cash provided by operating activities for the period was primarily generated by net income of $18 million adjusted for stock compensation of $3.2 million, depreciation of $12.8 million, deferred rent of $0.8 million, loss on ARS written put right of $0.5 million and net loss on disposal of property of $1.4 million, as well as changes in working capital. The changes in working capital were primarily due to an increase in accounts payable of $6.8 million and a decrease in inventory of $5.1 million, offset by an increase in prepaid expenses and other assets of $12.6 million and a decrease in accrued liabilities of $3.0 million.

Net cash provided by investing activities for the six months ended January 3, 2009 was $3.5 million versus $12.5 million for the six months ended January 5, 2008.  Cash provided by investing activities for the period was primarily due to proceeds on our auction rate securities of $21.2 million, partially offset by capital expenditures of $17.7 million related to the opening of new stores, IS&T and office equipment.  We opened 11 new stores in the six months ended January 3, 2009 and expect to open approximately 14 stores during fiscal 2009.  We estimate that total capital expenditures will be approximately $32 million in fiscal 2009.

Net cash used by financing activities was $15.8 million for the six months ended January 3, 2009 versus  $78.3 million for the six months ended January 5, 2008.  Cash used by financing activities for the period was primarily due to payments of quarterly dividends for the fourth quarter of fiscal 2008 and the first two quarters of fiscal 2009 totaling $13.1 million and stock repurchases of $3.2 million, partially offset by proceeds received from stock option exercises and the related tax benefits of $0.5 million.

As of January 3, 2009, we had a balance of approximately $197.5 million in investments in ARS, with $72.3 million, net of an impairment charge of  $12.1 million, classified as trading and $125.2, net of temporary impairment charges of $12.7 million, classified as available for sale.  Our ARS portfolio includes approximately 98% federally insured student loan backed securities and 2% municipal authority bonds. Our ARS portfolio is comprised of approximately 57% AAA rated investments, 30% AA rated investments and 13% A rated investments.  These ARS investments are intended to provide liquidity via an auction process that resets the applicable interest rate at predetermined calendar intervals, allowing investors to either roll over their holdings or gain immediate liquidity by selling such interests at par. The recent uncertainties in the credit markets have affected our holdings in ARS investments and auctions for the majority of our investments in these securities have failed to settle on their respective settlement dates. Consequently, the investments are not currently liquid and we will not be able to access these funds until a future auction of these investments is successful. Maturity dates for these ARS investments range from 2010 to 2044 with principal distributions occurring on certain securities prior to maturity. We currently have the ability to hold these ARS investments until a recovery of the auction process or until maturity.

In November 2008, we entered into a settlement agreement related to our ARS held with UBS that grants us certain rights related to these ARS.  Beginning June 30, 2010, at our request, UBS has agreed to purchase all of our ARS currently held with them at par value.  Conversely, UBS has the right, in its discretion, to purchase or sell our ARS at any time until July 2, 2012, so long as we receive payment at par value upon any sale or disposition.  By entering into the agreement we elected to designate approximately $84.4 million in ARS as trading securities and record a loss on investments of approximately $12.1 million with an offsetting ARS written put right of $11.6 million directly to net income.  Prior to accepting the UBS offer, we recorded our ARS held with UBS as investments available for sale, with an associated loss included in other comprehensive income.

In October 2008, our board of directors authorized a program to repurchase up to $30 million of our common stock.  We may, from time to time, as business conditions warrant, purchase stock in the open market or through private transactions.  Purchases may be increased, decreased or discontinued at any time without prior notice.  The plan does not obligate us to repurchase any specific number of shares and may be suspended at any time at management’s discretion.   During the second quarter of fiscal 2009, we repurchased 537,000 shares at an average price per share of $5.96.

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

Interest Rate Risk

We currently maintain a portfolio of variable interest rate investments consisting of cash equivalents and long term investments comprised of auction rate securities (“ARS”). Our ARS portfolio includes approximately 98% federally insured student loan backed securities and 2% municipal authority bonds. Our ARS portfolio includes approximately 57% AAA rated investments, 30% AA rated investments and 13% A rated investments.  According to our investment policy, we may invest in taxable and tax-exempt instruments.  In addition, the policy establishes limits on credit quality, maturity, issuer and type of instrument. Marketable securities are classified as “trading” or “available for sale”.  We do not use derivative financial instruments in our investment portfolio.

All highly liquid investments with a maturity of three months or less at the date of purchase are considered to be cash equivalents.  Investments are considered short term marketable securities if the original maturity is between three months and twelve months, or long term investments if the original maturity is greater than twelve months. Typically the fair value of ARS investments approximates par value due to the frequent resets through the auction process. While we continue to earn interest on our ARS investments at the maximum contractual rate, these investments are not currently trading and therefore do not currently have a readily determinable market value. Accordingly, the estimated fair value of ARS no longer approximates par value. We determined the estimated fair value of our investment in ARS as of January 3, 2009 using a discounted cash flow model to estimate the fair value of our investments in ARS. The assumptions used in preparing the discounted cash flow model include estimates for interest rates, timing and amount of cash flows and expected holding periods of the ARS. The ARS written put right is a free standing asset separate from the ARS, and represents our contractual right to require UBS to purchase our ARS at par value during the two year period beginning June 20, 2010.  In order to value the ARS written put right, we considered intrinsic value, time value of money and our assessment of the credit worthiness of UBS.  We have modified our investment strategy and increased our investments in more liquid money market investments.  An immediate and uniform increase in market interest rate of 100 basis points from levels at January 3, 2009 would cause an additional decline of approximately 2%, or $5.4 million, in the fair market value of our investments in ARS.

The following table lists our cash equivalents and investments at January 3, 2009:

	Book Value	Fair Value
	(Dollars in thousands)
Cash equivalents	$115,057	115,057
Weighted average interest rate (1)	0.91%
Trading securities	$72,375	72,375
Weighted average interest rate (1)	1.85%
Available for sale securities	$125,245	125,245
Weighted average interest rate (1)	1.72%
Total	$312,677	312,677

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

Foreign Currency Risks

We enter into a significant amount of purchase obligations outside of the United States, substantially all of which are negotiated and settled in U.S. Dollars and, therefore, have only minimal exposure to foreign currency exchange risks. We also operate a subsidiary for which the functional currency is the Canadian Dollar. In accordance with SFAS No. 52, “Foreign Currency Translation”, assets and liabilities of Canada’s operations are translated into U.S. dollars at quarter-end rates, while income and expenses are translated at the weighted average exchange rates for the quarter. We record the related translation adjustments in accumulated other comprehensive income as a separate component of shareholders’ equity. Fluctuations in exchange rates therefore impact our financial condition and results of operations, as reported in U.S. Dollars.   We do not hedge against foreign currency risks and believe that foreign currency exchange risk is immaterial.

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

There has been no change in our internal control over financial reporting during the quarter ended January 3, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

2. If we are unable to obtain raw materials, or unable to find manufacturing facilities or if our manufacturers perform unacceptably, our sales may be negatively affected and our financial condition may be harmed . We do not own any manufacturing facilities and therefore depend on contractors and third parties to manufacture our products. We place all of our orders for production of merchandise and raw materials by purchase order and do not have any long-term contracts with any manufacturer or supplier. If we fail to maintain favorable relationships with our manufacturers and suppliers or are unable to obtain sufficient quantities of quality raw materials on commercially reasonable terms, it could harm our business and results of operations. We cannot assure you that contractors and third-party manufacturers (1) will not supply similar products to our competitors, (2) will not stop supplying products to us completely or (3) will supply products in a timely manner. Untimely receipt of products may result in lower than anticipated sales and markdowns which would have a negative impact on earnings. Furthermore, we have received in the past, and may receive in the future, shipments of products from manufacturers that fail to conform to our quality control standards. In such event, unless we are able to obtain replacement products in a timely manner, we may lose sales. Certain of our third-party manufacturers store our raw materials. In the event our inventory is damaged or destroyed while in storage and we are unable to obtain replacement raw materials, our earnings may be negatively impacted.

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

In addition, we depend on the expertise and execution of our key employees, particularly Manny Mashouf, our founder, Chief Executive Officer and Chariman of the Board of Directors. If we lose the services of Mr. Mashouf, or any key officers or employees, it could harm our business and results of operations.

4. If we are not able to successfully develop new concepts, including BEBE SPORT and 2b bebe, our revenue base and earnings may be impaired . From time to time, we may pursue new concepts.  If the BEBE SPORT and 2b bebe or other new concepts are not successful, our financial condition may be harmed.

5. General economic conditions, including increases in energy and commodity prices, that are largely out of our control may adversely affect our financial condition and results of operations.    We are sensitive to changes in general economic conditions, both nationally and locally.  Recessionary economic cycles, higher interest rates, higher fuel and other energy costs, inflation, deflation, increases in commodity prices, higher levels of unemployment, higher consumer debt levels, higher tax rates and other changes in tax laws or other economic factors that may affect consumer spending or buying habits could adversely affect the demand for products we sell in our stores. In addition, the recent turmoil in the financial markets may have an adverse effect on the U.S. and world economy, which could negatively impact consumer spending patterns.  We cannot assure you  that government responses to the disruptions in the financial markets will restore consumer confidence.

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

6. We cannot assure you that future store openings will be successful, and new store openings may impact existing stores. We expect to open approximately 14 stores in fiscal 2009, of which 7 will be bebe stores, 1 will be a BEBE SPORT store and 6 will be 2b bebe stores. We cannot assure you that the stores that we plan to open in fiscal 2009, or any other stores that we might open in the future, will be successful or that our overall operating profit will increase as a result of opening these stores. During fiscal 2009 we closed 3 bebe stores and anticipate closing 6 additional stores during the remainder of the fiscal year. Most of our new store openings in fiscal 2009 will be in existing markets. These openings may affect the existing stores’ net sales and profitability. Our failure to predict accurately the demographic or retail environment at any future store location could have a material adverse effect on our business, financial condition and results of operations.

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

8. Any serious disruption at our major facilities could have a harmful effect on our business. We currently operate a corporate office in Brisbane, California, a distribution facility in Benicia, California, and a design studio including our merchandising and production facility in Los Angeles, California. Any serious disruption at these facilities whether due to construction, relocation, fire, earthquake, terrorist acts or otherwise would harm our operations and could have a harmful effect on our business and results of operations. Furthermore, we have little experience operating essential functions away from our main corporate offices and are uncertain what effect operating such satellite facilities might have on business, personnel and results of operations.

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

12. If we are not able to successfully protect our intellectual property our ability to capitalize on the value of our brand name may be impaired  . Even though we take actions to establish, register and protect our trademarks and other proprietary rights, we cannot assure you that we will be successful or that others will not imitate our products or infringe upon our intellectual property rights. In addition, we cannot assure that others will not resist or seek to block the sale of our products as infringements of their trademark and proprietary rights.

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

13. We may be required to record losses in future quarters as a result of the decline in value of our investments in auction rate securities or as a result of a change in our ability to hold our investment in auction rate securities.  We hold a variety of interest bearing ARS comprised of federally insured student loan backed securities and insured municipal authority bonds. These ARS investments are intended to provide liquidity via an auction process that resets the applicable interest rate at predetermined calendar intervals, allowing investors to either roll over their holdings or gain immediate liquidity by selling such interests at par. The recent uncertainties in the credit markets that began in February 2008 have affected our holdings in ARS investments and the majority of auctions for our investments in these securities have failed to settle on their respective settlement dates. Consequently, $197.5 million of our ARS are not currently liquid and we will not be able to access these funds until a future auction of these investments is successful or a buyer is found outside of the auction process. Maturity dates for these ARS investments range from 2010 to 2044 with principal distributions occurring on certain securities prior to maturity.

During the second fiscal quarter of 2009, we entered into a settlement agreement related to our ARS held with UBS.  Beginning June 30, 2010, at our request, UBS has agreed to purchase all of our ARS currently held with them at par value.  Conversely, UBS has the right, in its discretion, to purchase or sell our ARS at any time until July 2, 2012, so long as we receive payment at par value upon any sale or disposition.  By entering into the agreement we elected to designate approximately $84.4 million in ARS from available for sale to trading securities and record an impairment of approximately $12.1 million with an offsetting ARS written put right of $11.6 million directly to net income.  UBS has offered to also provide us with access to “no net cost” loans up to 75% of the par value of eligible ARS until June 30, 2010.

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

Although we currently have the ability to hold these ARS investments until a recovery of the auction process or until maturity, if the current market conditions deteriorate further, or the anticipated recovery in market values does not occur, we may be required to record additional losses in other comprehensive income or losses in net income in future quarters.

14. If an independent manufacturer violates labor or other laws, or is accused of violating any such laws, or if their labor practices diverge from those generally accepted as ethical, it could harm our business and brand image .. While we maintain a policy to monitor the operations of our independent manufacturers by having an independent firm inspect these manufacturing sites, and all manufacturers are contractually required to comply with such labor practices, we cannot control the actions or the public’s perceptions of such manufacturers, nor can we assure that these manufacturers will conduct their businesses using ethical or legal labor practices. Apparel companies can be held jointly liable for the wrongdoings of the manufacturers of their products. While we do not control their employees’ employment conditions or the manufacturers’ business practices, and the manufacturers act in their own interest, they may act in a manner that result in negative public perceptions of us and/or employee allegations or court determinations that we are jointly liable.

 RISKS RELATING TO OUR COMMON STOCK:

1. Our stock price may fluctuate because of the relatively low number of shares that can be publicly traded. The vast majority of our outstanding shares of our common stock are subject to trading restrictions. As of January 30, 2009, of the approximately 88,000,000 shares of our common stock then outstanding, approximately 30,700,000 shares were available to be publicly traded, and as a result, our stock price is vulnerable to market swings due to large purchases, sales and short sales of our common stock.

2. Because Manny Mashouf beneficially owns a substantial portion of the outstanding shares, other shareholders may not be able to influence the direction the company takes.   As of January 30, 2009, Manny Mashouf, our Chief Executive Officer and Chairman of the Board, beneficially owned approximately 52% of the outstanding shares of our common stock. As a result, he can control the election of directors and the outcome of all issues submitted to the shareholders. This may make it more difficult for a third party to acquire shares, may discourage acquisition bids, and could limit the price that certain investors might be willing to pay for shares of common stock. This concentration of stock ownership may have the effect of delaying, deferring or preventing a change in control of our company.

3. Our significant shareholders hold a substantial portion of our stock which may result in the trading volatility or may adversely affect our common stock.  As of January 30, 2009, Ms. Neda Mashouf currently owned approximately 13% of the outstanding shares of our common stock. As a result, any change in ownership of a significant portion of these shares, including sales by Ms. Mashouf, may result in trading volatility in our common stock or may adversely affect our stock price.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table presents information with respect to purchases of our common stock made during the thirteen weeks ended January 3, 2009 by bebe Stores, Inc. or any affiliated purchaser, as defined in Rule 10b-18(a)(3) under the Exchange Act.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or approximate dollar amount) of Shares that May Yet be Purchased Under the Plans or Programs (1)
	(in thousands, except per share amounts)
Month #1 (October 5 – November 1)	—	$—	—	$30,000

Month #2 (November 2 – November 29)	411	$5.95	411	$27,545

Month #3 (November 30 – January 3)	126	$5.89	126	$26,799

Total	537	$5.96	537

(1)               In October 2008, our Board of Directors approved $30 million for share repurchases, which we announced on October 21, 2008. This authorization has no expiration date.

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

Dated February 11, 2009

bebe stores, inc.

/s/ Walter Parks
Walter Parks, Chief Operating Officer and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

31.1	Section 302 Certification of Chief Executive Officer
31.2	Section 302 Certification of Chief Financial Officer
32.1	Section 906 Certification of Chief Executive Officer
32.2	Section 906 Certification of Chief Financial Officer