Form 10-Q
period 2009-04-04
bebe stores, inc.
filed 2009-05-11
CIK 1059272

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 4, 2009

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

Telephone: (415) 715-3900

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b — 2 of the Exchange Act). Yes ☐  No ☒

The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding as of April 30, 2009 was 86,636,832.

bebe stores, inc.

PART I.        FINANCIAL INFORMATION

ITEM 1.        Condensed Consolidated Financial Statements

bebe stores, inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(unaudited)

	As of April 4, 2009	As of July 5, 2008	As of April 5, 2008

Assets:
Current assets:
Cash and equivalents	$123,059	$123,344	$83,458
Short term marketable securities	—	—	13,400
Receivables (net of allowance of $1,256, $1,197 and $1,168)	6,406	7,953	11,304
Inventories, net	37,433	42,827	44,624
Deferred income taxes, net	9,272	9,290	9,070
Prepaid and other	29,752	16,215	18,968
Total current assets	205,922	199,629	180,824
Trading securities	70,033	—	—
Available for sale securities	122,928	235,751	250,503
Auction rate securities written put option	12,298	—	—
Property and equipment, net	132,029	133,128	126,243
Deferred income taxes, net	24,935	24,686	24,131
Other assets	4,981	4,569	4,297
Total assets	$573,126	$597,763	$585,998

Liabilities and Shareholders’ Equity:
Current liabilities:
Accounts payable	$23,217	$23,252	$26,448
Accrued liabilities	35,384	38,958	36,373
Current portion of capital leases	—	38	94
Total current liabilities	58,601	62,248	62,915
Deferred rent and other lease incentives	46,760	46,229	45,475
Uncertain tax positions	3,401	3,401	2,907
Total liabilities	108,762	111,878	111,297

Commitments and contingencies

Shareholders’ equity:
Preferred stock-authorized 1,000,000 shares at $0.001 par value per share; no shares issued and outstanding	—	—	—
Common stock-authorized 135,000,000 shares at $0.001 par value per share; issued and outstanding 86,634,369, 88,939,720 and 88,850,749 shares	87	89	89
Additional paid-in capital	140,763	139,795	137,922
Accumulated other comprehensive income (loss)	(13,378)	(261)	1,800
Retained earnings	336,892	346,262	334,890
Total shareholders’ equity	464,364	485,885	474,701
Total liabilities and shareholders’ equity	$573,126	$597,763	$585,998

See accompanying notes to condensed consolidated financial statements.

bebe stores, inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	April 4,	April 5,	April 4,	April 5,
	2009	2008	2009	2008

Net sales	$127,657	$151,729	$472,819	$516,140
Cost of sales, including production and occupancy	79,351	85,385	281,084	279,282

Gross margin	48,306	66,344	191,735	236,858
Selling, general and administrative expenses	56,761	59,002	177,380	177,937

Operating income (loss)	(8,455)	7,342	14,355	58,921
Interest and other income, net	663	5,225	5,553	12,979

Income (loss) before income taxes	(7,792)	12,567	19,908	71,900
Income tax provision (benefit)	(2,747)	4,219	6,951	24,805

Net income (loss)	$(5,045)	$8,348	$12,957	$47,095

Basic earnings (loss) per share	$(0.06)	$0.09	$0.15	$0.52
Diluted earnings (loss) per share	$(0.06)	$0.09	$0.15	$0.51

Basic weighted average shares outstanding	87,387	88,833	88,366	90,077
Diluted weighted average shares outstanding	87,387	90,115	88,561	91,473

See accompanying notes to condensed consolidated financial statements.

bebe stores, inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Nine Months Ended
	April 4, 2009	April 5, 2008

Cash flows from operating income:
Net income	$12,957	$47,095
Adjustments to reconcile net income to cash provided by operating activities
Non-cash compensation expense	4,300	8,482
Depreciation and amortization	19,714	16,865
Net loss on disposal of property	3,930	820
Loss on trading securities	12,893	—
Gain on auction rate securities written put option	(12,298)	—
Deferred rent and other lease incentives	771	5,285
Deferred income taxes	(783)	(2,363)
Changes in operating assets and liabilities:
Receivables	(423)	(5,114)
Inventories	5,110	(504)
Prepaid expenses and other	(14,788)	(5,997)
Accounts payable	(18)	(1,866)
Accrued liabilities	(3,625)	2,046
Net cash provided by operating activities	27,740	64,749

Cash flows from investing activities:
Purchase of property and equipment	(23,709)	(27,546)
Purchase of marketable securities	—	(336,950)
Proceeds from sales of investment securities	22,700	392,975
Net cash provided (used) by investing activities	(1,009)	28,479

Cash flows from financing activities:
Net proceeds from issuance of common stock	431	2,232
Purchase of common stock	(13,328)	(66,950)
Excess of tax benefit from options exercised	79	632
Cash dividends paid	(13,074)	(13,795)
Other	(38)	(167)
Net cash used by financing activities	(25,930)	(78,048)

Net increase in cash and cash equivalents	801	15,180
Effect of exchange rate changes on cash	(1,086)	2,675
Cash and equivalents:
Beginning of period	123,344	65,603
End of period	$123,059	$83,458

See accompanying notes to condensed consolidated financial statements.

bebe stores, inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

INTERIM FINANCIAL STATEMENTS

The accompanying condensed consolidated balance sheets of bebe stores, inc. (the “Company”) as of April 4, 2009, July 5, 2008 and April 5, 2008, the condensed consolidated statements of operations for the three and nine months ended April 4, 2009 and April 5, 2008 and the condensed consolidated statements of cash flows for the nine months ended April 4, 2009 and April 5, 2008 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X, without audit. Accordingly, they do not include all of the information required by accounting principles generally accepted in the United States of America for annual financial statements. Therefore, these condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended July 5, 2008.

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

The three month periods ended April 4, 2009 and April 5, 2008 each include 13 weeks.  The nine month periods ended April 4, 2009 and April 5, 2008 both include 39 weeks.

INVENTORIES

As of the specified dates, the Company’s inventories consisted of:

	As of
	April 4, 2009	July 5, 2008	April 5, 2008
	(In thousands)
Raw materials	$2,966	$5,340	$5,903
Merchandise available for sale	34,467	37,487	38,721
Inventories	$37,433	$42,827	$44,624

EARNINGS PER SHARE

Basic earnings per share is computed as net earnings divided by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur from common shares issuable through the exercise of dilutive stock options.

The following is a reconciliation of the number of shares used in the basic and diluted earnings per share computations:

	Three Months Ended		Nine Months Ended
	April 4, 2009	April 5, 2008	April 4, 2009	April 5, 2008
	(In thousands)		(In thousands)
Basic weighted average number of shares outstanding	87,387	88,833	88,366	90,077
Incremental shares from the assumed issuance of stock options	—	1,282	195	1,396

Diluted weighted average number of shares outstanding	87,387	90,115	88,561	91,473

The number of incremental shares from the assumed issuance of stock options is calculated applying the treasury stock method.

Excluded from the computation of the number of diluted weighted average shares outstanding were options of 3,143,000 for the three months ended April 5, 2008, and 6,731,000 and 2,793,000 for the nine months ended April 4, 2009 and April 5, 2008, respectively, which in each case would have been anti-dilutive.  For the three months ended April 4, 2009, there were no diluted shares outstanding.

COMMON STOCK PURCHASES

Share repurchases were as follows:

	Three Months Ended		Nine Months Ended
	April 4, 2009	April 5, 2008	April 4, 2009	April 5, 2008
	(In thousands, except per share data)		(In thousands, except per share data)
Number of shares repurchased	1,851	—	2,389	5,000
Total cost	$10,127	—	$13,328	$66,950
Average per share cost including commissions	$5.47	—	$5.58	$13.39

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

COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) consists of net income and other comprehensive income (income, expenses, gains and losses that bypass the income statement and are reported directly as a separate component of equity).  The Company’s comprehensive income (loss) consists of net income (loss), loss on available for sale securities and foreign currency translation adjustments for all periods presented.

	Three Months Ended		Nine Months Ended
	April 4, 2009	April 5, 2008	April 4, 2009	April 5, 2008
	(In thousands)
Net income (loss)	$(5,045)	$8,348	$12,957	$47,095
Loss on available for sale securities	(2,317)	(7,173)	(7,197)	(7,173)
Accumulated translation adjustments	(472)	(2,509)	(5,920)	(166)

Total comprehensive income (loss)	$(7,834)	$(1,334)	$(160)	$39,756

INVESTMENTS

The Company holds a variety of interest bearing auction rate securities (“ARS”) consisting of federally insured student loan backed securities and insured municipal authority bonds. As of April 4, 2009, the Company’s ARS portfolio totaled approximately $193 million, $70 million (net of an impairment charge of $12.9 million, of which $0.8 million has been recognized in the current quarter) classified as trading securities and $123 million (net of a temporary impairment charge of $15 million, of which $2.3 million has been recognized in the current quarter) classified as available for sale securities. The Company’s ARS portfolio includes approximately 98% federally insured student loan backed securities and 2% municipal authority bonds. The Company’s ARS portfolio consists of approximately 51% AAA rated investments, 15% AA rated investments, 24% A rated investments and 10% BBB rated investments.  These ARS investments are intended to provide liquidity via an auction process that resets the applicable interest rate at predetermined calendar intervals, allowing investors to either roll over their holdings or gain immediate liquidity by selling such interests at par. The uncertainties in the credit markets that began in February 2008 have affected the Company’s holdings in ARS investments and auctions for the Company’s investments in these securities have failed to settle on their respective settlement dates. Typically the fair value of ARS investments approximates par value due to the frequent resets through the auction process. While the Company continues to earn interest on its ARS investments at the maximum contractual rate, these investments are not currently trading and therefore do not currently have a readily determinable market value. Accordingly, the estimated fair value of ARS no longer approximates par value.  Consequently, the investments are not currently liquid, and the Company will not be able to access these funds until a future auction of these investments is successful, the issuer redeems the securities, or at maturity. Maturity dates for these ARS investments range from 2010 to 2044 with principal distributions occurring on certain securities prior to maturity. The Company currently has the ability and intent to hold these ARS investments until a recovery of the par value or until maturity.

In November 2008, the Company entered into a settlement agreement related to its ARS held with UBS Financial Services, Inc. (“UBS”) that grants the Company certain rights related to these ARS (the “Right”).  Beginning June 30, 2010, at the Company’s request, UBS has agreed to purchase all of the Company’s ARS currently held with them at par value.  Conversely, UBS has the right, in its discretion, to purchase or sell the Company’s ARS at any time until July 2, 2012, so long as the Company receives payment at par value upon any sale or disposition.  The enforceability of the Right results in a put option which should be recognized as a free standing asset separate from the ARS.  Upon acceptance of the offer from UBS, the Company recorded the put option at fair value of $11.6 million, with a corresponding credit to interest income.  The put option does not meet the definition of a derivative instrument under SFAS No. 133.  Therefore, the Company has elected to measure the put option at fair value under SFAS No. 159, which permits an entity to elect the fair value option for recognized financial assets.  As a result, unrealized gains and losses are included in earnings.  The increase in the fair value of the put option of $0.7 million in the current quarter has been recorded with a corresponding credit to interest and other income, net, in the condensed consolidated statements of operations.

Prior to accepting the UBS offer, the Company recorded its ARS held with UBS as investments available for sale, with an associated unrealized loss included in other comprehensive income.  In connection with our acceptance of the UBS offer in November 2008, the Company transferred approximately $84.4 million in ARS subject to the UBS settlement from investments available for sale to trading securities in accordance with SFAS No. 115 and recorded a loss on investments of approximately $12.1 million.  As a result, changes in fair value of the ARS have been recorded as a component of net income.

The remainder of the Company’s ARS investment portfolio of $123 million, net of a temporary impairment charge of $15 million, remains available for sale on our balance sheet.  The related temporary impairment charge remains as a loss in other comprehensive income.

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

CREDIT FACILITIES

The Company has an unsecured commercial line of credit agreement with Bank of America, which provides for borrowings and issuance of letters of credit up to a combined total of $25 million and expires on March 31, 2010. The outstanding balance bears interest at either the bank’s reference rate (which was 3.25% as of April 4, 2009) or the LIBOR rate plus 1.75 percentage points. As of April 4, 2009, there were no outstanding borrowings, and there was $2.9 million outstanding in letters of credit.

This credit facility requires the Company to comply with certain financial covenants, including amounts for minimum tangible net worth, unencumbered liquid assets and profitability, and certain restrictions on making loans and investments.  At April 4, 2009, the Company was not in compliance with one covenant requiring positive quarterly net income, but the Company has obtained a waiver from Bank of America with respect to such non-compliance.

STOCK BASED COMPENSATION

The following table summarizes the stock based compensation expense recognized under the Company’s stock plan during the three months and the nine months ended April 4, 2009 and April 5, 2008:

	Three Months Ended		Nine Months Ended
	April 4, 2009	April 5, 2008	April 4, 2009	April 5, 2008
	(In thousands)
Stock Options	$982	$2,174	$3,961	$8,325
Nonvested stock awards/units	79	71	339	157
Total stock based compensation expense	$1,061	$2,245	$4,300	$8,482

Unrecognized compensation cost related to nonvested stock options and nonvested stock awards/units totaled approximately $6.4 million and $0.3 million, respectively, as of April 4, 2009.  This cost is expected to be recognized over a weighted average period of 3.2 years.  The weighted average fair values of stock options at their grant date during the three months ended April 4, 2009 and April 5, 2008 were $2.43 and $4.56, respectively.  For the nine month period ended April 4, 2009 and April 5, 2008, the weighted average fair values of stock options at their grant date were $3.26 and $5.32, respectively.

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”.  SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements.  In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157,” which delayed the effective date of SFAS 157 for non-financial assets and liabilities, except for certain items that are recognized or disclosed at fair value at least annually.  The Company elected to partially adopt the provisions of SFAS No. 157 as of July 6, 2008 for financial instruments, as permitted by FSP 157-2. Although the partial adoption of SFAS No. 157 did not materially impact the Company’s financial condition, results of operations or cash flow, the Company is now required to provide additional disclosures as part of its financial statements.  The Company does not expect the adoption of the remaining provisions of SFAS 157 (delayed by FSP 157-2) to have a material impact on the Company’s consolidated financial position, statement of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115”.  SFAS No. 159 permits entities to choose to measure eligible items at fair value at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The Company adopted SFAS No. 159 as of July 6, 2008.  Since the adoption of SFAS No. 159, the Company elected the fair value option for our ARS written put right related to our ARS held with UBS. The Company will recognize any change in the ARS written put right related to our ARS investments held with UBS as a gain or loss in the statement of operations.

In April 2009, the FASB issued SFAS No. 107-1 and APB No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments”, which amends SFAS No. 107, “Disclosures about Fair Values of Financial Instruments”, to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements.  SFAS No. 107-1 also amends APB No. 28, “Interim Financial Reporting”, to require those disclosures in summarized financial information at interim reporting periods.  SFAS No. 107-1 is effective for interim periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  The Company does not expect the adoption of SFAS No. 107-1 to have a material impact on the Company’s consolidated financial position, statement of operations, or cash flows.

In April 2009, the FASB issued SFAS No. 115-2 and SFAS No. 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”, which amends the other-than-temporary guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements.  SFAS No. 115-2 and SFAS No.  124-2 is effective for interim periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  The Company does not expect the adoption of SFAS No. 115-2 and SFAS No. 124-2 to have a material impact on the Company’s consolidated financial position, statement of operations or cash flows.

In April 2009, the FASB issued SFAS No. 157-4, “Determining Fair Value when the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”, which provides additional guidance in estimating fair value in accordance with SFAS No. 157 when the volume and level of activity for both financial and non-financial assets or liabilities have significantly decreased.  SFAS No. 157-4 is effective for fiscal years and interim periods beginning after July 1, 2009 and shall be applied prospectively.  Early adoption for periods ending before March 15, 2009 is not permitted.  The Company does not expect the adoption of SFAS No. 157-4 to have a material impact on the Company’s consolidated financial position, statement of operations or cash flows.

FAIR VALUE MEASUREMENTS

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

As of April 4, 2009, the Company held financial instruments that are measured at fair value on a recurring basis. These included cash equivalents, trading securities, a written put option related to a UBS settlement and available for sale securities. Cash equivalents consist of money market funds.  Trading securities consist of auction rate securities (“ARS”) held with UBS.  Available for sale securities consist of ARS held with another broker.  These securities consist of federally insured student loan backed securities and insured municipal authority bonds.

The Company determined the estimated fair value of its investment in ARS as of April 4, 2009 using a discounted cash flow model. The assumptions used in preparing the discounted cash flow model include estimates for interest rates, timing and amount of cash flows and expected holding periods of the ARS. The ARS written put option is a free-standing asset separate from the ARS and represents the Company’s contractual right to require UBS to purchase its ARS at par value during the two-year period beginning June 20, 2010.  In order to value the ARS written put right, the Company considered intrinsic value, time value of money and its assessment of the credit worthiness of UBS.

The following items are measured at fair value on a recurring basis subject to the disclosure requirements of SFAS No. 157 at April 4, 2009:

Description	April 4, 2009	Using Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
		Fair value measurements at reporting date
		(In thousands)
Cash equivalents	$97,705	$97,705	$—	$—
Trading securities	70,033	—	—	70,033
Available for sale securities	122,928	—	—	122,928
ARS written put option	12,298	—	—	12,298
Total	$302,964	$97,705	$—	$205,259

The following table presents the Company’s activity for assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as defined in SFAS No. 157 for the nine months ended April 4, 2009:

Long Term Investments
(In thousands)
Balance at July 5, 2008	$235,751
Total gains or (losses) (realized or unrealized)
Included in earnings	(595)
Included in other comprehensive income	(7,197)
Settlements	(22,700)
Total	$205,259

LEGAL MATTERS

As of the date of this filing, the Company was involved in ongoing legal proceedings as described below.

A former employee sued bebe in a complaint filed on April 28, 2005 in the United States District Court for the Northern District of California (case No. C050177) alleging violations under the Fair Labor Standards Act, specifically that it obligated her to buy and wear its brand clothing as a uniform, without reimbursement or credit, and the net effect of deducting the value of such required purchases from her wages would often result in her not being paid minimum wages. The plaintiff purports to bring the action also on behalf of a class of hourly, non-managerial employees who are similarly situated. The lawsuit seeks compensatory, statutory and injunctive relief. The parties negotiated and signed a confidential settlement in this case which remains subject to court approval. The Company has accrued an amount that it believes reasonably estimates the potential liability, which did not have a material impact on our financial position or results of operations.

A former employee sued bebe in a complaint filed July 27, 2006 in the Superior Court of California, San Mateo County (case No. CIV 456550) alleging a failure to pay all wages, failure to pay overtime wages, failure to pay minimum wages, failure to provide meal periods, violation of Labor Code §450, violation of Labor Code §2802 and California Code of Regulations §11040(9)(A), statutory wage violations (late payment of wages), unlawful business practices under Business and Professions Code §16720 and §17200, conversion of wages and violation of Civil Code §52.1. The plaintiff purports to bring the action also on behalf of current and former California bebe employees who are similarly situated. The lawsuit seeks compensatory, statutory, punitive, restitution and injunctive relief. In September 2008, the court rejected Plaintiff’s motion to certify a class relating to Plaintiff’s claim that it required employees to purchase and wear its product.  The court recently put this case on hold until the previously named case (Case No. C050177) is resolved.

A former employee sued bebe in a complaint filed September 20, 2007 in the United States District Court for the District of New Jersey (case no. 07-cv-4514 (D.N.J.)) alleging various state and federal statutory breaches based on a failure to pay all wages, including overtime wages and bonus, failure to provide and/or pay for meal and rest break periods, failure to credit vacation time and other benefits and retaliation, wrongful termination, breach of contract, breach of covenant of good faith and fair dealing, and unjust enrichment. Plaintiff purported to bring the action on behalf of current and former store management employees who are or were similarly situated. The parties have negotiated, signed and submitted to the court for approval, a confidential settlement agreement.

The Company is also involved in various other legal proceedings arising in the normal course of business. None of these matters, nor the matters listed above, are expected, individually or in the aggregate, to have a material adverse effect on its business, financial condition or results of operations.

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

We market our products under the bebe, BEBE SPORT, bbsp and 2b bebe brand names through our 308 retail stores, of which 212 are bebe stores, 62 are BEBE SPORT stores, 15 are 2b bebe stores, 18 are bebe outlet stores and 1 is a bebe accessories store as of April 4, 2009. These stores are located in 35 states, the District of Columbia, Puerto Rico, the U.S. Virgin Islands and Canada. In addition, we have an on-line store at www.bebe.com and our licensees operate 30 international stores as of April 4, 2009. During the nine months ended April 4, 2009, we opened 12 stores, including 6 bebe stores, 1 BEBE SPORT store and 5 2b bebe stores and closed 5 bebe stores and 2 BEBE SPORT stores.  We expect to open approximately 14 stores, including approximately 6 bebe stores, 1 BEBE SPORT store and 7 2b bebe stores and to convert all of our existing bebe outlet stores to 2b bebe stores during our fiscal 2009. We also plan to renovate 4 existing stores and relocate or expand 3 existing stores, resulting in square footage growth of approximately 2.9%.

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

2b bebe stores.  During fiscal 2009, we plan to open 7 new 2b bebe stores in outlet centers which offer a strong presentation of bebe logo merchandise similar to our outlet stores and special cuts produced under the 2b bebe label.  We will also use these stores as a clearance vehicle for retail but on a much smaller scale than we do currently.

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

The preparation of these financial statements requires the appropriate application of certain accounting policies, many of which require us to make estimates and assumptions about future events and their impact on amounts reported in our financial statements and related notes. Since future events and their impact cannot be determined with certainty, the actual results will inevitably differ from our estimates. Such differences could be material to the financial statements. We believe our application of accounting policies, and the estimates inherently required therein, are reasonable. Our most critical accounting policies are those related to revenue recognition, stock based compensation, inventories, marketable securities, impairment of long lived assets, uncertain tax positions and liabilities for self-insurance. We continually evaluate these accounting policies and estimates and we make adjustments when facts and circumstances dictate a change. Our accounting policies are described in Note 1 to the consolidated financial statements in our annual report on Form 10-K for the fiscal year ended July 5, 2008. This discussion and analysis should be read in conjunction with such discussion and with our condensed consolidated financials statements and related notes included in Part 1, Item 1 of this quarterly report.

RESULTS OF OPERATIONS

Our fiscal year is a 52 or 53 week period, each period ending on the first Saturday after June 30.  Fiscal years 2009 and 2008 each include 52 weeks.  The three months ended April 4, 2009 and April 5, 2008 each included 13 weeks.  The nine months ended April 4, 2009 and April 5, 2008 both included 39 weeks.

The following table sets forth certain financial data as a percentage of net sales for the periods indicated:

	Three Months Ended		Nine Months Ended
	April 4,	April 5,	April 4,	April 5,
	2009	2008	2009	2008

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales, including production and occupancy (1)	62.2	56.2	59.4	54.1

Gross margin	37.8	43.8	40.6	45.9
Selling, general and administrative expenses (2)	44.5	38.9	37.6	34.5

Operating income (loss)	(6.7)	4.9	3.0	11.4
Interest and other income, net	0.5	3.4	1.2	2.5

Income (loss) before income taxes	(6.2)	8.3	4.2	13.9
Provision (benefit) for income taxes	(2.2)	2.8	1.5	4.8

Net income (loss)	(4.0)%	5.5%	2.7%	9.1%

(1)	Cost of sales includes the cost of merchandise, occupancy costs, distribution center and production costs.

(2)	Selling, general and administrative expenses primarily consist of non-occupancy store costs, corporate overhead and advertising costs.

Net Sales. Net sales decreased to $127.7 million during the three months ended April 4, 2009 from $151.7 million for the comparable period of the prior year, a decrease of $24 million, or 15.8%. The decrease in sales was primarily due to a 23.5% decrease in comparable store sales and a 10.4% decrease in our on-line sales.  These decreases were partially offset by an increase in stores not included in the comparable store sales and an increase in wholesale sales to international licensees.  Contributing to our performance were merchandising opportunities in bebe and BEBE SPORT as well as a difficult macro economic environment which negatively impacted mall traffic and forced us to drive sales with increased promotions.

For the nine months ended April 4, 2009, net sales decreased to $472.8 million from $516.1 million for the comparable period of the prior year, a decrease of $43.3 million, or 8.4%.  The decrease in sales was primarily due to a 18.2% decrease in comparable store sales and a 2.0% decrease in our on-line sales.  This decrease was partially offset by an increase in stores not included in the comparable store sales, an increase in wholesale sales to international licensees and other revenue increases including royalty revenue and reversal of deferred expense related to expiration of loyalty points.  Contributing to our performance were merchandising opportunities in bebe and BEBE SPORT as well as a difficult macro economic environment which negatively impacted mall traffic and forced us to drive sales with increased promotions.

	Three Months Ended		Nine Months Ended
	April 4,	April 5,	April 4,	April 5,
	2009	2008	2009	2008

Net sales (In thousands)	$127,657	$151,729	$472,819	$516,140

Total net sales increase (decrease) percentage	(15.8)%	(1.7)%	(8.4)%	1.6%

Comparable store sales decrease percentage	(23.5)%	(7.6)%	(18.2)%	(8.3)%

Net sales per average square foot (1)	$106	$141	$396	$495

Square footage at end of period (In thousands)	1,157	1,060	1,157	1,060

Number of store locations:
Beginning of period	312	290	303	273
New store locations	1	4	12	21
Closed store locations	5	4	7	4
Number of stores open at end of period	308	290	308	290

(1)	We calculate net sales per average square foot using net store sales and a monthly average store square footage.

Gross Margin. Gross margin decreased to $48.3 million during the three months ended April 4, 2009 from $66.3 million for the comparable period of the prior year, a decrease of $18 million, or 27.1%. As a percentage of net sales, gross margin decreased to 37.8% for the three months ended April 4, 2009 from 43.8% in the comparable period of the prior year.  The decrease in gross margin as a percentage of net sales was primarily due to higher markdowns and unfavorable occupancy leverage.

For the nine months ended April 4, 2009, gross margin decreased to $191.7 million from $236.9 million for the comparable period of the prior year, a decrease of $45.2 million, or 19.1%.  As a percentage of net sales, gross margin decreased to 40.6% for the nine months ended April 4, 2009 from 45.9% in the comparable period of the prior year.  The decrease in gross margin as a percentage of net sales was primarily due to higher markdowns and unfavorable occupancy leverage.

Selling, General and Administrative Expenses. Selling, general and administrative expenses, which primarily consist of non-occupancy store costs, corporate overhead and advertising costs, decreased to $56.8 million during the three months ended April 4, 2009 from $59.0 million for the comparable period of the prior year, a decrease of $2.2 million, or 3.7%. As a percentage of net sales, selling, general and administrative expenses increased to 44.5% during the three months ended April 4, 2009 from 38.9% in the comparable period of the prior year.  The decrease in selling, general and administrative expenses was primarily due to lower total compensation expense offset by an increase in depreciation expense and approximately $2.5 million in impairment charges and fixed asset write-offs related to underperforming stores and store closures.

For the nine months ended April 4, 2009, selling, general and administrative expenses decreased to $177.4 million from $177.9 for the comparable period of the prior year, a decrease of $0.5 million, or 0.3%.  As a percentage of net sales, selling, general and administrative expenses increased to 37.6% from 34.5% in the comparable period of the prior year.  The decrease in selling, general and administrative expenses was primarily due to lower total compensation expense offset by an increase in depreciation expense and approximately $3.9 million in impairment charges and fixed asset write-offs related to underperforming stores and store closures.

Interest and Other Income, Net. We generated approximately $0.7 million of interest and other income (net of other expenses) during the three months ended April 4, 2009 compared to approximately $5.2 million in the comparable period of the prior year. The decrease was primarily the result of lower investment in higher yielding tax-exempt investments, more investments in low yielding money market funds and an approximately $0.1 million impairment charge on our trading securities.

For the nine month period ending April 4, 2009, we generated approximately $5.6 million of interest and other income (net of other expenses), compared to $13.0 million in the comparable period of the prior year.  The decrease was primarily the result of lower investment in higher yielding tax-exempt investments, more investments in low yielding money market funds and an approximately $0.6 million impairment charge on our trading securities.

Provision for Income Taxes. Our effective tax rate increased to 35.3% for the three months ended April 4, 2009 from 33.6% for the comparable period in the prior year primarily due to deleveraging of permanent items, including stock based compensation expense, and lower tax-exempt interest income as a percent of taxable income.

For the nine months ended April 4, 2009, our effective tax rate increased to 34.9% from 34.5% for the comparable period in the prior year primarily due to deleveraging of permanent items, including stock based compensation expense, and lower tax-exempt interest income as a percent of taxable income.

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

LIQUIDITY AND CAPITAL RESOURCES

Our working capital requirements vary widely throughout the year and generally peak during the first and second fiscal quarters. At April 4, 2009, we had approximately $316.0 million of cash and equivalents and long term investments on hand of which approximately $193.0 million, net of impairment charges of $27.9 million, were invested in auction rate securities (“ARS”). We do not anticipate the lack of liquidity in the ARS to impact our ability to fund our operations in the foreseeable future and believe we have sufficient cash and equivalents to fund ongoing operations. In addition, we have a revolving line of credit, under which we may borrow or issue letters of credit up to a combined total of $25 million. As of April 4, 2009, there were no cash borrowings outstanding under the line of credit, and letters of credit outstanding totaled $2.9 million.  As of April 4, 2009, we were not in compliance with one covenant of this agreement requiring net quarterly income.  We obtained a waiver with respect to this matter and do not anticipate to breach this covenant in future quarters.

At April 4, 2009, we had cash and equivalents of $123.1 million held in accounts managed by third-party financial institutions consisting of invested cash and cash in our operating accounts.  The invested cash is invested in interest bearing funds managed by third party financial institutions.  These funds invest in direct obligations of the government of the United States.  To date, we have experienced no loss or lack of access to our invested cash or equivalents; however, we can provide no assurances that access to our invested cash and equivalents will not be impacted by adverse conditions in the financial markets.

At any point in time we also have approximately $100 to $140 million of invested cash and cash in operating accounts that are with third party financial institutions.  These balances exceed the Federal Deposit Insurance Corporation insurance limits.  While we monitor daily the cash balances in our operating accounts and adjust the cash balances as appropriate, these cash balances could be impacted if the underlying financial institutions fail or could be subject to other adverse conditions in the financial markets.  To date, we have experienced no loss or lack of access to invested cash or cash in our operating accounts.

Net cash provided by operating activities for the nine months ended April 4, 2009 was $27.7 million versus $64.7 million for the nine months ended April 5, 2008. Cash provided by operating activities for the period was primarily generated by net income of $13 million adjusted for stock compensation of $4.3 million, depreciation of $19.7 million, deferred rent of $0.8 million, impairment of trading securities of $0.6 million and net loss on disposal of property of $3.9 million related to impairment charges and fixed asset write-offs, store closures and store remodels, as well as changes in working capital. The changes in working capital were primarily due to a decrease in inventory of $5.1 million, offset by an increase in prepaid expenses and other assets of $14.8 million and a decrease in accrued liabilities of $3.6 million.

Net cash used by investing activities for the nine months ended April 4, 2009 was $1.0 million versus net cash provided by investing activities of $28.5 million for the nine months ended April 5, 2008.  Cash used by investing activities for the period was primarily due to capital expenditures of $23.7 million related to the opening of new stores, investments in information systems and technology and office equipment, partially offset by proceeds on our sales of ARS of $22.7 million.  We opened 12 new stores in the nine months ended April 4, 2009 and expect to open a total of approximately 14 stores during fiscal 2009.  We estimate that total capital expenditures will be below $30 million in fiscal 2009.

Net cash used by financing activities was $25.9 million for the nine months ended April 4, 2009 versus $78.0 million for the nine months ended April 5, 2008.  Cash used by financing activities for the period was primarily due to payments of quarterly dividends for the fourth quarter of fiscal 2008 and the first two quarters of fiscal 2009 totaling $13.1 million and stock repurchases of $13.3 million.  The Company declared a quarterly dividend at the end of the quarter totaling $4.3 million which was accrued at the end of the current quarter and paid in the following quarter.

We hold a variety of interest bearing ARS consisting of federally insured student loan backed securities and insured municipal authority bonds. As of April 4, 2009, our ARS portfolio totaled approximately $193 million, $70 million (net of an impairment charge of $12.9 million) classified as trading securities and $123 million (net of temporary impairment charge of $15 million) classified as available for sale securities. Our ARS portfolio includes approximately 98% federally insured student loan backed securities and 2% municipal authority bonds. Our ARS portfolio consists of approximately 51% AAA rated investments, 15%

AA rated investments, 24% A rated investments and 10% BBB rated investments.  These ARS investments are intended to provide liquidity via an auction process that resets the applicable interest rate at predetermined calendar intervals, allowing investors to either roll over their holdings or gain immediate liquidity by selling such interests at par. The uncertainties in the credit markets that began in February 2008 have affected our holdings in ARS investments and auctions for our investments in these securities have failed to settle on their respective settlement dates. Typically the fair value of ARS investments approximates par value due to the frequent resets through the auction process. While we continue to earn interest on our ARS investments at the maximum contractual rate, these investments are not currently trading and therefore do not currently have a readily determinable market value. Accordingly, the estimated fair value of ARS no longer approximates par value.  Consequently, the investments are not currently liquid, and we will not be able to access these funds until a future auction of these investments is successful, the issuer redeems the securities, or at maturity. Maturity dates for these ARS investments range from 2010 to 2044 with principal distributions occurring on certain securities prior to maturity. We currently have the ability and intent to hold these ARS investments until a recovery of the par value or until maturity.

In November 2008, we entered into a settlement agreement related to our ARS held with UBS Financial Services, Inc. (“UBS”) that grants us certain rights related to these ARS (the “Right”).  Beginning June 30, 2010, at our request, UBS has agreed to purchase all of our ARS currently held with them at par value.  Conversely, UBS has the right, in its discretion, to purchase or sell our ARS at any time until July 2, 2012, so long as we receive payment at par value upon any sale or disposition.  The enforceability of the Right results in a put option which should be recognized as a free standing asset separate from the ARS.  Upon acceptance of the offer from UBS, we recorded the put option at fair value of $11.6 million, with a corresponding credit to interest income.  The put option does not meet the definition of a derivative instrument under SFAS No. 133.  Therefore, we have elected to measure the put option at fair value under SFAS NO. 159, which permits an entity to elect the fair value option for recognized financial assets.  As a result, unrealized gains and losses are included in earnings.  The increase in the fair value of the put option of $0.7 million has been recorded with a corresponding credit to interest and other income, net, in the condensed consolidated statements of operations.

Prior to accepting the UBS offer, we recorded our ARS held with UBS as investments available for sale, with an associated unrealized loss included in other comprehensive income.  In connection with our acceptance of the UBS offer in November 2008, we transferred approximately $84.4 million in ARS subject to the UBS settlement from investments available for sale to trading securities in accordance with SFAS No. 115 and recorded a loss on investments of approximately $12.1 million.  As a result, changes in fair value of the ARS have been recorded as a component of net income.

In October 2008, our board of directors authorized a program to repurchase up to $30 million of our common stock.  We may, from time to time, as business conditions warrant, purchase stock in the open market or through private transactions.  Purchases may be increased, decreased or discontinued at any time without prior notice.  The plan does not obligate us to repurchase any specific number of shares and may be suspended at any time at management’s discretion.   During the third quarter of fiscal 2009, we repurchased 1,851,000 shares at an average price per share of $5.47 for an aggregate purchase price of approximately $10 million.

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

Interest Rate Risk

We currently maintain a portfolio of variable interest rate investments consisting of cash equivalents and long term investments consisting of ARS.   According to our investment policy, we may invest in taxable and tax-exempt instruments.  In addition, the policy establishes limits on credit quality, maturity, issuer and type of instrument. Marketable securities are classified as “trading” or “available for sale”.  We do not use derivative financial instruments in our investment portfolio.

All highly liquid investments with a maturity of three months or less at the date of purchase are considered to be cash equivalents.  Investments are considered short term marketable securities if the original maturity is between three months and twelve months, or long term investments if the original maturity is greater than twelve months. Typically the fair value of ARS investments approximates par value due to the frequent resets through the auction process. While we continue to earn interest on our ARS investments at the maximum contractual rate, these investments are not currently trading and therefore do not currently have a readily determinable market value. Accordingly, the estimated fair value of ARS no longer approximates par value. We determined the estimated fair value of our investment in ARS as of April 4, 2009 using a discounted cash flow model to estimate the fair value of our investments in ARS. The assumptions used in preparing the discounted cash flow model include estimates for interest rates, timing and amount of cash flows and expected holding periods of the ARS. The ARS written put right is a free standing asset separate from the ARS, and represents our contractual right to require UBS to purchase our ARS at par value during the two year period beginning June 20, 2010.  In order to value the ARS written put right, we considered intrinsic value, time value of money and our assessment of the credit worthiness of UBS.  We have modified our investment strategy and increased our investments in more liquid money market investments.  An immediate and uniform increase in market interest rate of 100 basis points from levels at April 4, 2009 would cause an additional decline of approximately 0.9%, or $1.7 million, in the fair market value of our investments in ARS.

The following table lists our cash equivalents and investments at April 4, 2009:

	Book Value	Fair Value
	(Dollars in thousands)
Cash equivalents	$97,705	97,705
Weighted average interest rate (1)	0.16%
Trading securities	$70,033	70,033
Weighted average interest rate (1)	1.10%
Available for sale securities	$122,928	122,928
Weighted average interest rate (1)	1.05%
Total	$290,666	290,666

(1)   Represents the weighted average interest rate for tax-exempt student loan and municipal bonds, and taxable and tax-exempt institutional money market instruments.

The interest payable on outstanding cash borrowings under our bank line of credit is based on variable interest rates and  is therefore affected by changes in market interest rates. As we have no outstanding cash borrowings, if interest rates rose significantly, our results from operations and cash flows would not be affected.

Foreign Currency Risks

We enter into a significant amount of purchase obligations outside of the United States, substantially all of which are negotiated and settled in U.S. Dollars and, therefore, have only minimal exposure to foreign currency exchange risks. We also operate a subsidiary for which the functional currency is the Canadian Dollar. In accordance with SFAS No. 52, “Foreign Currency Translation”, assets and liabilities of Canada’s operations are translated into U.S. dollars at month-end rates, while income and expenses are translated at the weighted average exchange rates for the month. We record the related translation adjustments in accumulated other comprehensive income as a separate component of shareholders’ equity. Fluctuations in exchange rates therefore impact our financial condition and results of operations, as reported in U.S. Dollars.   We do not hedge against foreign currency risks and believe that foreign currency exchange risk is immaterial.

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

There has been no change in our internal control over financial reporting during the quarter ended April 4, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

6. We cannot assure you that future store openings will be successful, and new store openings may impact existing stores. We expect to open approximately 14 stores in fiscal 2009, of which 6 will be bebe stores, 1 will be a BEBE SPORT store and 7 will be 2b bebe stores. We cannot assure you that the stores that we plan to open in fiscal 2009, or any other stores that we might open in the future, will be successful or that our overall operating profit will increase as a result of opening these stores. During fiscal 2009 we closed 7 bebe stores and anticipate closing 1 additional store during the remainder of the fiscal year. Most of our new store openings in fiscal 2009 will be in existing markets. These openings may affect the existing stores’ net sales and profitability. Our failure to predict accurately the demographic or retail environment at any future store location could have a material adverse effect on our business, financial condition and results of operations.

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

9. We rely on information technology, the disruption of which could adversely impact our business. We rely on various information systems to manage our operations and regularly make investments to upgrade, enhance or replace such systems. To support our growth we initiated a three year Infomation Systems and Technology strategic plan and we are currently in year three of this plan. If we fail to successfully implement the plan, our business could be adversely affected.

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

13. We may be required to record losses in future quarters as a result of the decline in value of our investments in auction rate securities or as a result of a change in our ability to hold our investment in auction rate securities.  We hold a variety of interest bearing ARS comprised of federally insured student loan backed securities and insured municipal authority bonds. These ARS investments are intended to provide liquidity via an auction process that resets the applicable interest rate at predetermined calendar intervals, allowing investors to either roll over their holdings or gain immediate liquidity by selling such interests at par. The recent uncertainties in the credit markets that began in February 2008 have affected our holdings in ARS investments and the majority of auctions for our investments in these securities have failed to settle on their respective settlement dates. Consequently, $193 million of our ARS are not currently liquid and we will not be able to access these funds until a future auction of these investments is successful or a buyer is found outside of the auction process. Maturity dates for these ARS investments range from 2010 to 2044 with principal distributions occurring on certain securities prior to maturity.

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

Although we currently have the ability and intent to hold these ARS investments until a recovery of the par value or until maturity, if the current market conditions deteriorate further, or the anticipated recovery in market values does not occur, we may be required to record additional losses in other comprehensive income or losses in net income in future quarters.

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

RISKS RELATING TO OUR COMMON STOCK:

1. Our stock price may fluctuate because of the relatively low number of shares that can be publicly traded. The vast majority of our outstanding shares of our common stock are subject to trading restrictions. As of April 30, 2009, of the approximately 86,600,000 shares of our common stock then outstanding, approximately 34,300,000 shares were available to be publicly traded, and as a result, our stock price is vulnerable to market swings due to large purchases, sales and short sales of our common stock.

2. Because Manny Mashouf beneficially owns a substantial portion of the outstanding shares, other shareholders may not be able to influence the direction the company takes.   As of April 30, 2009, Manny Mashouf, our Chief Executive Officer and Chairman of the Board, beneficially owned approximately 54% of the outstanding shares of our common stock. As a result, he can control the election of directors and the outcome of all issues submitted to the shareholders. This may make it more difficult for a third party to acquire shares, may discourage acquisition bids, and could limit the price that certain investors might be willing to pay for shares of common stock. This concentration of stock ownership may have the effect of delaying, deferring or preventing a change in control of our company.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table presents information with respect to purchases of our common stock made during the quarter ended April 4, 2009 by bebe Stores, Inc. or any affiliated purchaser, as defined in Rule 10b-18(a)(3) under the Exchange Act.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or approximate dollar amount) of Shares that May Yet be Purchased Under the Plans or Programs (1)
	(in thousands, except per share amounts)
Month #1 (January 4 – January 31)	709	$5.64	709	$22,784

Month #2 (February 1 – February 28)	796	$5.55	796	$18,349

Month #3 (March 1 – April 4)	346	$4.83	346	$16,672

Total	1,851	$5.47	1,851

(1)	In October 2008, our Board of Directors approved $30 million for share repurchases, which we announced on October 21, 2008. This authorization has no expiration date.

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

Dated May 11, 2009

bebe stores, inc.

/s/ Walter Parks
Walter Parks, Chief Operating Officer and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

31.1	Section 302 Certification of Chief Executive Officer
31.2	Section 302 Certification of Chief Financial Officer
32.1	Section 906 Certification of Chief Executive Officer
32.2	Section 906 Certification of Chief Financial Officer