Form 10-K
period 2009-07-04
bebe stores, inc.
filed 2009-09-17
CIK 1059272

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended July 4, 2009
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

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes Yes ☐    No ☒

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐    No ☒

         The aggregate market value of voting stock held by non-affiliates of the registrant was approximately $224,000,000 as of January 3, 2009, the last business day of the registrant's most recently completed second fiscal quarter, based upon the closing sale price per share of $7.29 of the registrant's Common Stock as reported on the Nasdaq National Market on such date. Shares of Common Stock held by each executive officer and director and by each person who owns 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive for other purposes.

         As of August 31, 2009, 86,763,753 shares of Common Stock, $0.001 per share par value, of the registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

         Part III incorporates information by reference from the definitive Proxy Statement for the 2009 Annual Meeting of Shareholders, to be filed with the Commission no later than 120 days after the end of the registrant's fiscal year covered by this Form 10-K.

        The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from the results discussed in the forward-looking statements. Statements that are predictive in nature, that depend upon or refer to future events or conditions or that include words such as "expects," "anticipates," "intends," "plans," "believes," "estimates," "thinks" and similar expressions are forward-looking statements. Forward-looking statements include statements about our expected results of operations, capital expenditures and store openings and closings, as well as our plans regarding PH8 and our product developments. Although we believe that these statements are based on reasonable assumptions, we cannot assure you that our goals will be achieved. These forward-looking statements are made as of the date of this Form 10-K, and we assume no obligation to update or revise them or provide reasons why actual results may differ. Factors that might cause such a difference include, but are not limited to, our ability to respond to changing fashion trends, obtain raw materials and find manufacturing facilities, attract and retain key management personnel, develop new concepts, successfully open future stores, successfully manage our online business, maintain and protect information technology, respond effectively to competitive pressures in the apparel industry and adverse economic conditions, protect our intellectual property, declines in comparable store sales performance, changes in the level of consumer spending or preferences in apparel and/or other factors discussed in "Risk Factors" and elsewhere in this Form 10-K.

PART I

ITEM 1.    BUSINESS

General

        We design, develop and produce a distinctive line of contemporary women's apparel and accessories. While we attract a broad audience, our target customer is an 18 to 34-year-old woman who seeks current fashion trends to suit her lifestyle. The "bebe look" appeals to a hip, sexy, sophisticated, body-conscious woman who takes pride in her appearance. The bebe customer expects value in the form of current fashion and high quality at a competitive price.

        Our distinctive product offering includes a full range of separates, tops, dresses, active wear and accessories in the following lifestyle categories: career, evening, casual and active. We design and develop the majority of our merchandise in-house, which is manufactured to our specifications. The remainder is sourced directly from third-party manufacturers.

        As of July 4, 2009, we marketed our products under the bebe, BEBE SPORT, bbsp and 2b bebe brand names through our 308 retail stores, our on-line store at www.bebe.com, and our 33 international licensee operated stores.

        bebe.    We were founded by Manny Mashouf, our Chief Executive Officer and Chairman of the Board. We opened our first store in San Francisco, California in 1976, which was also the year we incorporated in California. As of July 4, 2009, we operated 211 bebe stores in 35 states, the District of Columbia, Puerto Rico, the U.S. Virgin Islands and Canada. We also operate one bebe accessory store that features a limited assortment of bebe merchandise, including outwear, shoes and accessories.

        BEBE SPORT.    We launched BEBE SPORT during fiscal 2003 to address the performance and active lifestyle needs of the bebe customer, offering a selection of sportswear and footwear under the BEBE SPORT and bbsp brand names. As of July 4, 2009, we operated 62 BEBE SPORT stores in 17 states, Puerto Rico and Canada. In September 2009, we will begin introducing product under our new PH8 label in our existing BEBE SPORT stores and by early November 2009 all of our BEBE SPORT stores will be converted to PH8 stores. We will offer a selection of casual weekend apparel, work-out attire and accessories such as bags, shoes and various seasonal items. In addition, we will launch a separate PH8 on-line store that will provide a complete assortment of PH8 product and will also be used as a vehicle to communicate with our new customers. The new PH8 stores will be excluded from comparable store sales as of November 2009.

        2b bebe.    We currently operate 16 2b bebe stores and 18 stores operating in the outlet store design under the 2b bebe name. The stores operating in the 2b bebe design sell bebe logo, 2b bebe merchandise and a small percentage of bebe retail markdowns. The stores operating in the outlet design with the name change sell bebe logo, 2b bebe merchandise and a large percentage of bebe retail markdowns. As of July 4, 2009, we operated 34 2b bebe stores in 12 states, Puerto Rico and Canada.

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

        4.    Control distribution of merchandise.    We distribute our merchandise, other than licensed eyewear, footwear, fragrance and color products and international licensing, through company owned retail stores and an on-line store. This distribution strategy enables us to control pricing, flow of goods, visual presentation and customer experience. We seek to ensure brand equity through this exclusive distribution.

        5.    Enhance brand image.    We attract customers through edgy, high-impact, visual advertising campaigns using print, outdoor, in-store, direct mail and e-mail communication vehicles. We also offer a line of merchandise branded with the distinctive bebe logo to increase brand awareness.

Stores and Expansion Opportunities

        Based on the current retail environment, we believe that there is limited opportunity to expand the number of bebe, BEBE SPORT, whose name will change to PH8 in November 2009, and 2b bebe stores in new and existing markets. Historically when selecting a specific site, we look for high traffic locations primarily in regional shopping centers and in freestanding street locations. We evaluate proposed sites based on the traffic pattern, co-tenancies, average sales per square foot achieved by neighboring stores, lease economics, demographic characteristics and other factors considered important regarding the specific location. For fiscal 2010, we plan to reduce our operations primarily through store closures and a limited number of store openings.

        Our stores typically have achieved profitability within the first full year of operation; however, we cannot guarantee that our stores will do so in the future. Actual store growth and future store profitability and rates of return will depend on a number of factors that include, but are not limited to, individual store economics and suitability of available sites.

        In fiscal 2010, we plan to open 6 new stores and to relocate and expand 1 existing store. We also plan to close up to 13 stores, resulting in net square footage reduction of approximately 1%.

        bebe stores.    During fiscal 2009, we opened 6 bebe stores, closed 6 bebe stores and relocated 1 existing bebe store to a larger space. We also converted 1 bebe store to a 2b bebe store. Our bebe stores average 4,000 square feet and are primarily located in regional shopping malls and freestanding street locations. In addition, we operate 1 store that offers bebe accessories only. Our accessory store is approximately 2,300 square feet. In fiscal 2010, we plan to open 6 bebe stores with an average square footage of approximately 4,000 and no new accessory only stores.

        BEBE SPORT stores.    During fiscal 2009, we opened 1 new store, closed 2 stores and expanded 1 existing store to a larger space. Our BEBE SPORT stores average approximately 2,500 square feet and are primarily located in regional shopping malls. BEBE SPORT offers a selection of sportswear and footwear under the BEBE SPORT and bbsp brand names. In November 2009, we plan to convert all of our BEBE SPORT stores to the new name and concept, PH8.

        2b bebe stores.    During fiscal 2009, we opened 6 new 2b bebe stores, converted one bebe store to a 2b bebe store and converted all of our existing outlet stores to the new name, 2b bebe. Our 2b bebe stores average 4,530 square feet and are primarily located in outlet malls. In fiscal 2010, given the bebe retail performance and the BEBE SPORT name change, we have decided not to make any further changes to 2b bebe stores.

        Store Closures.    We monitor the financial performance of our stores and have closed and will continue to close stores that we do not consider to be viable. Many of the store leases contain early termination options that allow us to close the stores in specified years if minimum sales levels are not achieved. During fiscal 2009, we closed 8 stores. In fiscal 2010, we plan to close up to 13 stores.

        On-line store.    In February 2006, we migrated to a third-party platform which has and continues to provide improved functionality. We recently implemented several enhancements that have improved the marketing and promotional engines to drive client acquisition and conversion. The bebe.com website is a source of testing new concepts, building a community with our clients as well as providing a comprehensive product offering. We are currently able to ship to customers in the United States, Canada, Puerto Rico and the U.S. Protectorates.

        International.    As of July 4, 2009, we had 33 international stores operated by licensees in South East Asia, United Arab Emirates, Israel, Russia, Mexico and Turkey. Our international licensees purchase product from us to include in their licensed bebe stores; these stores are excluded from comparable store sales. As of July 4, 2009, wholesale revenue represented approximately 3% of total sales. In fiscal 2010, we plan to expand from 33 to 54 licensee operated stores, which will include expansion, into Oman, Qatar, Bahrain, China and Hong Kong.

Merchandising

        Our merchandising strategy is to provide current, timely fashions in a broad selection of categories to suit the lifestyle needs of our customers. We market all of our merchandise under the bebe, BEBE SPORT, soon to be replaced by PH8, bbsp and 2b bebe brand names. In some cases, we select merchandise directly from third-party manufacturers. We do not have long-term contracts with any third party-manufacturers, and we purchase all of the merchandise from manufacturers by purchase order.

        Product Categories.    Our distinctive product offering includes a full range of fashion separates, tops, dresses, active wear and accessories in the following lifestyle categories: career, evening, casual and active. While each category's contribution as a percentage of total net sales varies seasonally, certain of the product classifications are represented throughout the year. We regularly evaluate existing categories for potential expansion opportunities. We have expanded accessories to include watches, sunglasses and an expanded shoe and handbag assortment. We signed an agreement in August 2007 with Skechers Footwear to produce our entire BEBE SPORT or bbsp footwear products and distribute to our bebe stores as well as other stores worldwide. We began selling this footwear product in our stores in the fourth quarter of fiscal 2008.

        We have an eyewear license agreement in place for optical eyewear which represented less than 1% of our business in fiscal 2009. This eyewear license expires on June 30, 2010. Under the terms of this agreement, the licensee manufactures and distributes products branded with the bebe logo to be sold at bebe stores and selected retailers. In fiscal 2007, we signed a new agreement with Safilo eyewear to develop, market and sell sunglasses in our bebe stores and Solstice owned stores. The first assortment of sunglasses developed under this agreement was featured in our bebe stores in November 2007. In July 2008, we executed an agreement with Inter Parfums, Inc. to design, develop, manufacture, distribute, advertise and promote fragrance and color products using the bebe name. Product will be available in our stores beginning in August 2009. In August 2009, we signed an agreement with Titan Industries to design, manufacture and distribute women's non-casual footwear. Products developed under this agreement are expected to be featured in stores in spring 2010.

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

Seasonality

        Our business is seasonal in nature, with sales peaking during the second fiscal quarter, primarily during the holiday season in November and December. During fiscal 2009, 2008 and 2007, the second fiscal quarter accounted for approximately 30% of our net sales.

Marketing

        We have developed our advertising and direct marketing initiatives to elevate brand awareness, increase customer acquisition and retention and support key growth strategies.

        During fiscal 2009, our advertising expenditures were $27.5 million compared to $31.0 million in fiscal 2008. In fiscal 2010, we will reduce the spend in advertising overall with the exception of bebe.com eAdvertising and anticipate advertising expense to be approximately $22 million.

Advertising

        We continue to build brand awareness through targeted advertising campaigns that maintain a focus on core customers while adding new image building media strategies to further elevate the brand to "attainable luxury" status.

        From time to time we will use an outside advertising agency to create edgy, high-impact, provocative ads which may be featured in leading fashion and lifestyle magazines. The images are also used for outdoor advertising, catalog, in-store visual presentation and on our website, bebe.com. We plan to continue to establish business relationships with models and celebrities who best represent the bebe brand image.

Events

        Our semi-annual collection preview events, where clients are invited to preview the latest collections, will become strategically less important events in our stores. Additionally, we schedule events throughout the year in partnership with national and regional magazines to benefit non-profit organizations.

Store Operations

        As of September 2009, our store operations are organized into five regions and 32 districts. Each region is managed by a zone or regional director, and each district is managed by a district manager. Our zone director is responsible for two regions, each regional director is typically responsible for four to ten districts and each district manager is typically responsible for seven to twelve stores. Each store is typically staffed with three to five managers in addition to sales associates.

        We seek to instill enthusiasm and dedication in our store management personnel and our sales associates through incentive programs and regular communication with the stores. Sales associates, excluding associates in outlet stores, receive commissions on sales with a guaranteed minimum hourly compensation. Store managers receive base compensation plus incentive compensation based on sales and inventory control. Our district managers receive base compensation plus incentive compensation based on sales and profitability benchmarks. Our regional managers and zone director participate in our management incentive program.

Sourcing, Quality Control and Distribution

        All of our merchandise is marketed under the bebe, BEBE SPORT, soon to be replaced by PH8, bbsp and 2b bebe brand names. We design and develop the majority of our merchandise in-house, which is manufactured to our specifications or is sourced directly from third-party manufacturers. When we contract for merchandise production, the contractors produce garments based on designs, patterns and detailed specifications provided by us.

        We use computer aided design systems to develop patterns and production markers as part of our product development process. We fit test sample garments before production to ensure patterns are accurate. We adhere to a strict formalized quality control program. Garments that do not pass inspection are returned to the manufacturer for rework or accepted at reduced prices for sale in our outlet stores.

        The majority of our merchandise is received, inspected, processed, warehoused and distributed through our distribution center located in Benicia, California. Details about each receipt are supplied to merchandise planners who determine how the product should be distributed among the stores, based on current inventory levels, sales trends and specific product characteristics. Advance shipping notices are electronically communicated to the stores and any goods not shipped are stored for replenishment purposes. Merchandise typically is shipped to the stores three times per week using common carriers.

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

Intellectual Property and Proprietary Rights

        We have registrations, or applications have been filed and are pending, with the United States Patent and Trademark Office ("USPTO") and/or with certain foreign registries in many of our core classifications (including stores, clothing, jewelry, eyewear, fragrance and bags) for the following marks: bebe, BEBE SPORT, bbsp, 2b bebe and PH8.

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

        Our investments in information systems for fiscal 2009 focused on our stores, supply chain, central corporate systems and infrastructure. We are in the final phase of rolling out a new point of sale ("POS") system to all stores that we will complete in fiscal 2010. We also completed projects that improved our costing procedures and visibility, and provided more control and visibility over the supply chain. In fiscal 2010, we will implement improvements in merchandise ordering and planning processes by fully integrating our supply chain system.

        For central corporate systems, in addition to delivering a new and improved communications intranet to the corporation, we automated recruiting and employee life-events and moved to a more streamlined process.

        With respect to our infrastructure, we completed the transformation of our store WAN infrastructure early in fiscal 2009. Later in the year, we completed a major virtualization effort with significant reduction in the number of our servers while improving our cost structure, redundancy and disaster recovery capabilities.

Employees

        As of July 4, 2009, we had 3,973 employees, of whom 415 were employed at the corporate offices in Brisbane, the Los Angeles design studio and production facitliy and Benicia distribution center. The remaining 3,558 employees were employed in store operations. There were 1,552 full-time employees and 2,421 employed on a part-time basis. This is a decrease of approximately 10% as compared to the prior fiscal year. In addition, our employees are not represented by any labor union, and we believe our relationship with our employees is good.

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

EXECUTIVE OFFICERS AND DIRECTORS OF THE REGISTRANT

Executive Officers and Directors

        The following table sets forth certain information with respect to our executive officers and directors as of September 1, 2009:

Name	Age	Position
Manny Mashouf(1)	71	Chairman of the Board and Chief Executive Officer
Barbara Bass(3)*(4)	58	Director
Cynthia Cohen(2)(3)(4)*	56	Director
Corrado Federico(2)(3)(4)	68	Director
Caden Wang(2)*(4)	57	Director
Walter Parks(1)	50	Chief Operating Officer and Chief Financial Officer
Barbara Wambach(1)	49	Chief Administrative Officer
Kathleen Fong-Lee(1)	59	Chief Merchandising Officer
Tara Poseley(1)	44	President, BEBE SPORT
Susan Powers(1)	51	Senior Vice President of Stores
Lawrence Smith(1)	43	Vice President, General Counsel
Amy Nichelini(1)	43	Principal Accounting Officer and Corporate Controller

(1)
Executive Officer.

(2)
Member, Audit Committee.

(3)
Member, Compensation and Management Development Committee.

(4)
Member, Nominating and Corporate Governance Committee.

(*)
Chairman of the Committee

        Manny Mashouf founded bebe stores, inc. and has served as Chairman of the Board since our incorporation in 1976. Mr. Mashouf served as our Chief Executive Officer from 1976 to February 2004 and again from January 2009 to present. Mr. Mashouf is the uncle of Hamid Mashouf, Vice President of Information Systems and Technology.

        Barbara Bass has served as a director since February 1997. Ms. Bass also currently serves on the boards of directors of Starbucks Corporation and DFS Group Limited. Since 1993, Ms. Bass has served as the President of the Gerson Bakar Foundation and is the Chief Executive Officer of the Achieve Foundation. From 1989 to 1992, Ms. Bass served as President and Chief Executive Officer of the Emporium Weinstock Division of Carter Hawley Hale Stores, Inc., a department store chain.

        Cynthia R. Cohen has served as a director since December 2003 and Lead Independent Director since January 2009. She also currently serves on the boards of directors of Steiner Leisure Ltd. and Equity One, Inc., as well as several privately held companies. Ms. Cohen serves on the Executive Advisory Board for the Center for Retailing Education and Research at the University of Florida and is founder and President of Strategic Mindshare, a strategy consulting firm. Prior to founding Strategic Mindshare in 1990, she was a Partner in Management Consulting with Deloitte & Touche LLP.

        Corrado Federico has served as a director since November 1996. From approximately 1997 through 2008, Mr. Federico served on the Board of Directors for Hot Topic, a publicly traded company. Mr. Federico was President of Solaris Properties until December 2008 and has served as the President of Corado, Inc., a land development firm, since 1991. From 1986 to 1991, Mr. Federico held the position of President and Chief Executive Officer of Esprit de Corp, Inc., a wholesaler and retailer of junior and children's apparel, footwear and accessories.

        Caden Wang has served as a director since October 2003. Since 2005, Mr. Wang has also served on the board of directors of Leapfrog Enterprises, Inc. From 1999 to 2001, Mr. Wang served as Executive Vice President and Chief Financial Officer of LVMH Selective Retailing Group, which included international retail holdings such as DFS, Sephora and Miami Cruiseline Services. Mr. Wang previously served on the board of directors of Fossil, Inc. and as Chief Financial Officer for travel retailer DFS and retail companies Gumps and Cost Plus. Mr. Wang is a Certified Public Accountant.

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

        Kathleen Fong-Lee has served as Chief Merchandising Officer since June 2009. From January 2007 to June 2009, Ms. Fong-Lee served as Senior Vice President of Merchandising at Forever 21. During 2006, Ms. Fong-Lee served as a consultant for various retailers. Ms. Fong-Lee served as Vice President of Merchandising for Gymboree Corporation from 2003 to 2005 and as General Merchandising Manager at bebe Stores, Inc. from 2000 to 2003.

        Tara Poseley joined bebe in May 2009 and currently serves as President, BEBE SPORT. From July 2008 to May 2009, Ms. Poseley served as a consultant for various retailers. Ms. Poseley served as President of Disney Stores North America (The Children's Place) from August 2006 to June 2008. From June 2004 to May 2006, Ms. Poseley served as President and Chief Executive Officer for Design Within Reach (DWR) and from December 1989 to June 2004, held various roles at Gap, Inc. including Senior Vice President, GapKids and babyGap; Vice President Global Merchandising babyGap and Vice President GapBody and Men's & Women's Accessories.

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

        In addition, we depend upon the expertise and execution of our key employees, particularly Manny Mashouf, our founder, Chief Executive Officer and Chairman of the Board of Directors and Kathleen

Fong-Lee, Chief Merchandising Officer. If we lose the services of Mr. Mashouf , Ms. Fong-Lee, or any key officers or employees, it could harm our business and results of operations.

        4.    If we are not able to successfully develop new concepts, including 2b bebe and changing the name and merchanising of BEBE SPORT to PH8, our revenue base and earnings may be impaired.    From time to time, we may pursue new concepts. If the 2b bebe, conversion to PH8 or other new concepts are not successful, our financial condition may be harmed.

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

        Furthermore, we could experience reduced traffic in our stores or limitations on the prices we can charge for our products, either of which could reduce our sales and profit margins and have a material adverse effect on our financial condition and results of operations. Also, economic factors such as those listed above and increased transportation costs, inflation, higher costs of labor, insurance and healthcare, and changes in other laws and regulations may increase our cost of sales and our operating, selling, general and administrative expenses, and otherwise adversely affect our financial condition and results of operations.

        6.    We cannot assure that future store openings will be successful and new store openings may impact existing stores.    We expect to open approximately 6 bebe stores in fiscal 2010. In the past, we have closed stores as a result of poor performance, and we cannot assure that the stores that we plan to open in fiscal 2010, or any other stores that we might open in the future, will be successful or that our overall operating profit will increase as a result of opening these stores. During fiscal 2009, we closed 8 stores, and during fiscal 2010, we anticipate closing approximately 13 stores, of which 4 will be bebe stores, 8 will be BEBE SPORT stores, and one will be a 2b bebe store. Most of our new store openings in fiscal 2010 will be in existing markets. These openings may affect the existing stores' net sales and profitability. Our failure to predict accurately the demographic or retail environment at any future store location could have a material adverse effect on our business, financial condition and results of operations.

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

        8.    Any serious disruption at our major facilities could have a harmful effect on our business.    We currently operate a corporate office in Brisbane, California, a distribution facility in Benicia, California, and a design studio and production facility in Los Angeles, California. Any serious disruption at these facilities whether due to construction, relocation, fire, earthquake, terrorist acts or otherwise could harm our operations and could have a harmful effect on our business and results of operations. Furthermore, we have little experience operating essential functions away from our main corporate offices and are uncertain what effect operating such satellite facilities might have on business, personnel and results of operations.

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

        12.    If we are not able to protect our intellectual property our ability to capitalize on the value of our brand name may be impaired.    Even though we take actions to establish, register and protect our trademarks and other proprietary rights, we cannot assure you that we will be successful or that others will not imitate our products or infringe upon our intellectual property rights. In addition, we cannot assure that others will not resist or seek to block the sale of our products as infringements of their trademark and proprietary rights.

        We are seeking to register our trademarks domestically and internationally. Obstacles may exist that may prevent us from obtaining a trademark for the bebe, BEBE SPORT, bbsp, 2b bebe and PH8 names or related names. We may not be able to register certain trademarks, purchase the right or obtain a license to use these names or related names on commercially reasonable terms. If we fail to obtain trademark, ownership or license the requisite rights, it would limit our ability to expand. In some jurisdictions, despite successful registration of our trademarks, third parties may allege infringement and bring actions against us. In addition, if our licensees fail to use our intellectual property correctly, the reputation and value associated with our trademarks may be diluted. Furthermore, if we do not demonstrate use of our trademarks, our trademark rights may lapse over time.

        13.    We may be required to record losses in future quarters as a result of the decline in value of our investments in auction rates securities or as a result of a change in our ability to hold our investments in auction rate securities.    We hold a variety of interest bearing ARS comprised of federally insured student loan backed securities and insured municipal authority bonds. These ARS investments are intended to provide liquidity via an auction process that resets the applicable interest rate at predetermined calendar intervals, allowing investors to either roll over their holdings or gain immediate liquidity by selling such interests at par. The recent uncertainties in the credit markets that began in February 2008 have affected our holdings in ARS investments and the majority of auctions for our investments in these securities have failed to settle on their respective settlement dates. Consequently, $188 million of our ARS are not currently liquid and we will not be able to access these funds until a future auction of these investments is successful or securities are purchased or redeemed outside of the auction process. Maturity dates for these ARS investments range from 2010 to 2044, with principal distributions occurring on certain securities prior to maturity.

        We entered into a settlement agreement related to our ARS held with UBS Financial Services, Inc. ("UBS") that grants us certain rights related to these ARS (the "Right"). Beginning June 30, 2010, at our request, UBS has agreed to purchase all of our ARS currently held with them at par value. Conversely, UBS has the right, in its discretion, to purchase or sell our ARS at any time until July 2, 2012, so long as we receive payment at par value upon any sale or disposition. We expect to sell our ARS under our agreement with UBS. However, if the Right is not exercised before July 2, 2012, they will expire, and UBS will have no further right or obligation to buy our ARS. So long as we hold our ARS, they will continue to accrue interest as determined by the auction process or the terms of the ARS if the auction process fails. In addition, UBS's obligation under the Right is not secured by its assets and does not require UBS to obtain any financing to support its performance obligation under the Right. UBS has disclaimed any assurance that it will have sufficient financial resources to satisfy its obligation under the Right. If UBS has insufficient funding to buy back the ARS and the auction process continues to fail, then we may incur further losses on the carrying value of the ARS.

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

        14.    If an independent manufacturer violates labor or other laws, or is accused of violating any such laws, or if their labor practices diverge from those generally accepted as ethical, it could harm our business and brand image.    While we maintain a policy to monitor the operations of our independent manufacturers by having an independent firm inspect these manufacturing sites, and all manufacturers are contractually required to comply with such labor practices, we cannot control the actions or the public's perceptions of such manufacturers, nor can we assure that these manufacturers will conduct their businesses using ethical or legal labor practices. Apparel companies can be held jointly liable for the wrongdoings of the manufacturers of their products. While we do not control our manufacturers' employment conditions or business practices, and the manufacturers act in their own interest, they may act in a manner that results in negative public perceptions of us and/or employee allegations or court determinations that we are jointly liable.

RISKS RELATING TO OUR COMMON STOCK:

        1.    Because Manny Mashouf beneficially owns a substantial portion of the outstanding shares, other shareholders may not be able to influence the direction the company takes.    As of August 31, 2009, Manny Mashouf, our Chief Executive Officer and Chairman of the Board, beneficially owned approximately 53% of the outstanding shares of our common stock. As a result, he can control the election of directors and the outcome of all issues submitted to the shareholders. This may make it more difficult for a third party to acquire shares, may discourage acquisition bids, and could limit the price that certain investors might be willing to pay for shares of common stock. This concentration of stock ownership may have the effect of delaying, deferring or preventing a change in control of our company.

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

        In addition, our comparable store sales have fluctuated significantly in the past, and we expect that they will continue to fluctuate in the future. A variety of factors affect comparable store sales, including fashion trends, competition, current economic conditions, the timing of release of new merchandise and promotional events, changes in our merchandise mix, the success of marketing programs and weather conditions. Our ability to deliver strong comparable store sales results and margins depends in large part on accurately forecasting demand and fashion trends, selecting effective marketing techniques, providing an appropriate mix of merchandise for our customer base, managing inventory effectively, and optimizing store performance by closing under-performing stores.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

        As of July 4, 2009, our 308 stores, all of which are leased, encompassed approximately 1,156,000 total square feet. The typical store lease is for a 10-year term and requires us to pay a base rent and a percentage rent if certain minimum sales levels are achieved. Many of the leases provide a lease termination option in specified years of the lease if certain minimum sales levels are not achieved. In addition, leases for store locations typically require us to pay property taxes, utilities, repairs and common area maintenance fees.

        Our main corporate headquarters are currently located in a facility in Brisbane, California. The Brisbane facility is approximately 35,000 square feet and houses administrative offices, planning operations and store support services. The lease expires in April 2014. We also lease a 144,000 square foot distribution center in Benicia, California. The lease expires in April 2013. In fiscal 2004, we acquired a 50,000 square foot design studio and production facility in Los Angeles, California that houses our design, merchandising and production activities. In December 2008 we acquired two condominium units in Los Angeles, California for use as short-term executive accommodations with a total approximate square footage of 3,400.

ITEM 3.    LEGAL PROCEEDINGS

        As of the date of this filing, we are involved in ongoing legal proceedings as described below.

        A former employee sued bebe in a complaint filed on April 28, 2005 in the United States District Court for the Northern District of California (case No. C050177) alleging violations under the Fair Labor Standards Act, specifically that we obligated her to buy and wear its brand clothing as a uniform, without reimbursement or credit, and the net effect of deducting the value of such required purchases from her wages would often result in her not being paid minimum wages. The plaintiff purports to bring the action also on behalf of a class of hourly, non-managerial employees who are similarly situated. The lawsuit seeks compensatory, statutory and injunctive relief. We have negotiated a confidential settlement in this case which remains subject to court approval. An objection to the settlement has been filed by the plaintiff in the lawsuit described in the next paragraph of this section. We have accrued an amount that we believe reasonably estimates the potential liability, which did not have a material impact on our financial position or results of operations.

        A former employee sued us in a complaint filed July 27, 2006 in the Superior Court of California, San Mateo County (case No. CIV 456550) alleging a failure to pay all wages, failure to pay overtime wages, failure to pay minimum wages, failure to provide meal periods, violation of Labor Code §450, violation of Labor Code §2802 and California Code of Regulations §11040(9)(A), statutory wage violations (late payment of wages), unlawful business practices under Business and Professions Code §16720 and §17200, conversion of wages and violation of Civil Code §52.1. The plaintiff purports to bring the action also on behalf of current and former California bebe employees who are similarly situated. The lawsuit seeks compensatory, statutory, punitive, restitution and injunctive relief. In August 2009, the court extended its prior order conditionally denying class certification and maintained a stay of the action until a final order is issued regarding the proposed class settlement described in the lawsuit immediately above (filed April 28, 2005).

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of our shareholders during the fourth quarter of fiscal 2009.

 PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        Our common stock trades on the Nasdaq National Market under the symbol "BEBE." The following table sets forth the high and low sales prices of our common stock for each quarterly period within the two years ended July 4, 2009, as reported by Nasdaq:

	High	Low
Fiscal 2008
First Quarter	$16.69	$12.35
Second Quarter	15.19	11.71
Third Quarter	13.83	9.01
Fourth Quarter	11.66	9.34
Fiscal 2009
First Quarter	$11.26	$8.56
Second Quarter	9.07	4.57
Third Quarter	7.59	4.59
Fourth Quarter	9.50	6.40

        On September 13, 2007, the Company entered into an agreement with the Company's former Vice Chairperson Neda Mashouf to purchase 5 million shares of its outstanding common stock beneficially owned by Ms. Mashouf at a price per share of $13.39, for an aggregate purchase price of $67.0 million. The Company completed the purchase and retired the shares during the first quarter of fiscal 2008.

        In October 2008, the board of directors authorized a program to repurchase up to $30 million of the Company's common stock. We intend, from time to time, as business conditions warrant, to purchase stock in the open market or through private transactions. Purchases may be increased, decreased or discontinued at any time without prior notice. The plan does not obligate the Company to purchase any specific number of shares and may be suspended at any time at management's discretion. In fiscal 2009 we repurchased approximately 2.4 million shares at an average price per share of $5.58 for an aggregate purchase price of $13.3 million.

        As of August 31, 2009, the number of holders of record of our common stock was 90 and the number of beneficial holders of our common stock was approximately 8,500.

        Declaration and payment of dividends is within the sole discretion of our Board of Directors, subject to limitations imposed by California law and compliance with our credit agreements and will depend on our earnings, capital requirements, financial condition and such other factors as the Board of Directors deems relevant. During fiscal 2008 and fiscal 2009, we declared four quarterly dividends of $0.05 each per common share. In the first quarter of fiscal 2010 we declared a dividend of $0.025 each per common share.

Stock Performance Graph

        The graph below compares the percentage changes in our cumulative total shareholder return on our common stock for the five-year period ended July 4, 2009, with (i) the cumulative total return of the S & P 500 Index ("S & P 500") and (ii) the S & P Apparel, Accessories & Luxury Goods Index. The total shareholder return for our common stock assumes quarterly reinvestment of dividends.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among bebe stores, inc., The S&P 500 Index
And The S&P Apparel, Accessories & Luxury Goods Index

  *$100 invested on 6/30/04 in stock or index, including reinvestment of dividends.
  Fiscal year ending June 30.

  Copyright(C) 2009 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

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

	Fiscal Year Ended
	July 4, 2009	July 5, 2008	July 7, 2007	July 1, 2006	July 2, 2005
	(Dollars in thousands, except per share data)
Operating Results:
Net sales	$602,998	$687,622	$670,912	$579,073	$509,527
Cost of sales, including production and occupancy	359,805	372,209	349,095	292,592	256,560

Gross margin	243,193	315,413	321,817	286,481	252,967
Selling, general and administrative expenses(1)	233,309	236,044	216,560	181,986	151,087

Income from operations	9,884	79,369	105,257	104,495	101,880
Interest and other income, net	6,672	16,396	13,120	10,408	5,013

Income before income taxes	16,556	95,765	118,377	114,903	106,893
Provision for income taxes	3,921	32,685	41,099	41,096	40,561

Net income	$12,635	$63,080	$77,278	$73,807	$66,332

Basic income per share	$0.14	$0.70	$0.83	$0.81	$0.74
Diluted income per share	$0.14	$0.69	$0.81	$0.79	$0.71
Basic weighted average shares outstanding	87,949	89,783	92,810	91,373	89,591
Diluted weighted average shares outstanding	88,179	91,089	94,973	93,795	93,453
Statistics:
Number of stores:
Opened during period	13	35	36	31	21
Closed during the period	8	5	5	3	6
Open at end of period	308	303	273	242	214
Net sales per average store(2)	$1,880	$2,344	$2,417	$2,437	$2,347
Comparable store sales increase (decrease)(3)	(20.9)%	(7.6)%	2.9%	6.1%	25.7%

	As of
	July 4, 2009	July 5, 2008	July 7, 2007	July 1, 2006	July 2, 2005
	(Dollars in thousands)
Balance Sheet Data:
Working capital	$234,184	$137,381	$403,612	$330,269	$275,717
Total assets	571,455	597,763	607,028	500,909	407,546
Long-term debt, including current portion	—	—	260	509	393
Shareholders' equity	459,495	485,885	504,590	408,224	333,243
Dividends declared	$0.20	$0.20	$0.20	$0.17	$0.11

(1)
Net of impairment charges for store assets of $7.3 million, $0.8 million, $0, $0.1 million and $0.1 million in fiscal 2009, 2008, 2007, 2006 and 2005 respectively.

(2)
Based on the sum of average monthly sales for the period.

(3)
Comparable store sales are calculated by including the net sales of stores that have been open at least one year. Therefore, a store is included in the comparable store sales base beginning with its thirteenth month. Stores that have been expanded or remodeled by 15 percent or more or have been permanently relocated are excluded from the comparable store sales base. In addition, comparable store sales are calculated using a same day sales comparison. On-line and international licensee store sales are not included in the comparable store sales calculation. The new PH8 stores will be excluded from comparable store sales as of November 2009.

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

        We include the value of points and rewards earned by our loyalty program members as a liability and a reduction of revenue at the time the points and rewards are earned based on historical conversion and redemption rates. We recognize the associated revenue when the rewards are redeemed or expire.

        We carry gift certificates sold as a liability and recognize revenue when the gift certificate is redeemed. Similarly, customers may receive a store credit in exchange for returned goods. We carry store credits as a liability until redeemed. We recognize unredeemed store credits and gift certificates as other income three and four years after issuance.

        We record royalty revenue from product licensees as the greater of the minimum amount guaranteed in the contract or units sold.

        We recognize wholesale licensee revenue from sale of product to international licensee operated bebe stores at the time the licensee receives shipment. We exclude these stores from comparable store sales.

        Stock Based Compensation    We account for stock options and awards issued to employees in accordance with the fair value recognition provisions of Financial Accounting Standards Board ("FASB") Statement No. 123(R) ("SFAS No. 123(R)"), Share-Based Payment, using the modified prospective transition method. Under SFAS No. 123(R), stock-based awards to employees are required to be recognized as compensation expense, based on the calculated fair value on the date of grant. We determine the fair value using the Black-Scholes option pricing model. This model requires subjective assumptions, including future stock price volatility and expected term, which affect the calculated values.

        Inventories.    We state inventories at the lower of weighted average cost or market. We determine market based on the estimated net realizable value, which is generally the merchandise selling price. To ensure that our raw material is properly valued, we age the fabric inventory and record a reserve in accordance with our established policy, which is based on historical experience. To ensure our finished goods inventory is properly valued, we review the age and turnover of our inventory and record a reserve if the selling price is marked down below cost. These assumptions can have an impact on current and future operating results and financial position. We estimate shrinkage for the period between the last physical count and balance sheet date based on historic shrinkage trends.

        Marketable securities.    We hold a variety of interest bearing auction rate securities ("ARS") consisting of federally insured student loan backed securities and insured municipal authority bonds. As of July 4, 2009, our ARS portfolio totaled approximately $187.7 million, $69.5 million classified as trading securities and $118.2 million (net of a temporary impairment charge of $16.8 million, of which $12.9 million has been recognized in the current year) classified as available for sale securities. These ARS investments are intended to provide liquidity via an auction process that resets the applicable interest rate at predetermined calendar intervals, allowing investors to either roll over their holdings or gain immediate liquidity by selling such interests at par. The uncertainties in the credit markets that began in February 2008 have affected our holdings in ARS investments and auctions for our investments in these securities have failed to settle on their respective settlement dates. Historically the fair value of ARS investments had approximated par value due to the frequent resets through the auction process. While we continue to earn interest on our ARS investments at the maximum contractual rate, these investments are not currently trading and therefore do not currently have a readily determinable market value. Accordingly, the estimated fair value of ARS no longer approximates par value. Consequently, the investments are not currently liquid, and we will not be able to access these funds until a future auction of these investments is successful, the issuer redeems the securities, or at maturity. Maturity dates for these ARS investments range from 2010 to 2044 with principal distributions occurring on certain securities prior to maturity.

        In November 2008, we entered into a settlement agreement related to our ARS held with UBS Financial Services, Inc. ("UBS") that grants us certain rights related to these ARS (the "Right"). Beginning June 30, 2010, at our request, UBS has agreed to purchase all of our ARS currently held with them at par value. Conversely, UBS has the right, in its discretion, to purchase or sell our ARS at any time until July 2, 2012, so long as we receive payment at par value upon any sale or disposition. The enforceability of the Right results in a put option which should be recognized as a free standing asset separate from the ARS. Upon acceptance of the offer from UBS, we recorded the put option at fair value of $11.6 million, with a corresponding credit to interest income. The put option does not meet the definition of a derivative instrument under SFAS No. 133. Therefore, we have elected to measure the put option at fair value under SFAS No. 159, which permits an entity to elect the fair value option for recognized financial assets. As a result, unrealized gains and losses are included in earnings. The increase in the fair value of the put option of $1.1 million in the last two quarters of the current year has been recorded with a corresponding credit to interest and other income, net, in the consolidated statements of operations.

        Prior to accepting the UBS offer, we recorded our ARS held with UBS as investments available for sale, with an associated unrealized loss included in other comprehensive income. In connection with our acceptance of the UBS offer in November 2008, we transferred approximately $84.4 million in ARS subject to the UBS settlement from investments available for sale to trading securities in accordance with SFAS No. 115 and recorded a loss on investments of approximately $12.1 million. As a result, changes in fair value of the ARS have been recorded as a component of net income. We intend to exercise the Right when it becomes available, and as such the associated investments have been classified as short-term on the balance sheet.

        The remainder of our ARS investment portfolio of $118.2 million, net of a temporary impairment charge of $16.8 million, remains available for sale on our balance sheet. The related temporary impairment charge remains as a loss in other comprehensive income.

        We also hold short-term available for sale securities totaling $40.0 million at July 4, 2009 that consist of treasury bills and are classified as available for sale securities on our balance sheet.

        We review our impairments in accordance with guidance issued by the FASB and SEC in order to determine the classification of the impairment as "temporary" or "other-than-temporary". A temporary impairment charge results in an unrealized loss being recorded in the other comprehensive income component of shareholders' equity. Such an unrealized loss does not affect net income for the applicable accounting period. An other-than-temporary impairment charge is recorded as a loss in the consolidated statement of income and reduces net income for the applicable accounting period. When evaluating the investments for other-than-temporary impairment, we estimate the expected cash flows of the underlying collateral by reviewing factors such as the length of time and extent to which the fair value has been below cost basis, the financial condition of the issuer and any changes thereto, and our intent to sell, or whether it is more likely than not it will be required to sell, the investment before recovery of the investment's unamortized cost basis.

        The valuation of our investment portfolio is subject to uncertainties that are difficult to predict. Factors that may impact our valuation include changes to credit ratings of the securities as well as to the underlying assets supporting those securities, rates of default of the underlying assets, underlying collateral value, discount rates and ongoing strength and quality of market credit and liquidity. In addition, UBS's obligation under the Right is not secured by its assets and does not require UBS to obtain any financing to support its performance obligation under the Right . UBS has disclaimed any assurance that it will have sufficient financial resources to satisfy its obligations under the Right. If UBS has insufficient funding to buy back the ARS and the auction process continues to fail, then we may incur further losses on the carrying value of the ARS.

        Long-lived assets.    We review long-lived assets for impairment whenever events or changes in circumstances, such as store closures or poor performing stores, indicate that the carrying value of an asset may not be recoverable. Generally, if the undiscounted cash flows from the long-lived assets are less than the carrying value, we record an impairment charge equal to the difference between the carrying value and the asset's estimated fair value. However, in the case of BEBE SPORT stores we evaluated the net book value against potential replacement costs, since we are in the process of a name change and will only record an impairment to the extent net book value exceeds replacement costs. In addition, at the time a decision is made to close a store, we record an impairment charge, if appropriate, or accelerate depreciation over the revised useful life of the asset. Historically, our impairment charges have been immaterial. During fiscal 2009, we recorded an $7.3 million charge for the impairment of store assets. We recorded an $848,000 impairment charge in fiscal 2008 and did not record an impairment charge during fiscal 2007. We believe at this time that the long-lived assets' carrying values and useful lives continue to be appropriate; however significant changes from our current future forecasts could result in additional impairment charges.

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

        Income Taxes.    On July 8, 2007, we adopted FIN 48, Accounting for Uncertainty in Income Taxes. FIN 48 prescribes a recognition threshold that a tax position is required to meet before being recognized in the financial statements and provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition issues. To the extent that our estimates change or the final tax outcome of these matters is different than the amounts recorded, such differences will impact the income tax provision in the period in which such determinations are made. Our effective tax rate in a given financial statement period may be materially impacted by changes in the mix and level of earnings, changes in the expected outcome of audits or changes in the deferred tax valuation allowance.

Recent Accounting Pronouncements

        In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157, which delayed the effective date of SFAS 157 for non-financial assets and liabilities, except for certain items that are recognized or disclosed at fair value at least annually. We elected to partially adopt the provisions of SFAS No. 157 as of July 6, 2008 for financial instruments, as permitted by FSP 157-2. Although the partial adoption of SFAS No. 157 did not materially impact our financial condition, results of operations or cash flow, we are now required to provide additional disclosures as part of its financial statements. We do not expect the adoption of the remaining provisions of SFAS 157 (delayed by FSP 157-2) to have a material impact on our consolidated financial position, statement of operations or cash flows.

        In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115. SFAS No. 159 permits entities to choose to measure eligible items at fair value at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. We adopted SFAS No. 159 as of July 6, 2008. Since the adoption of SFAS No. 159, we elected the fair value option for our ARS written put right related to our ARS held with UBS. We will recognize any change in the ARS written put right as a gain or loss in the statement of income.

        In April 2009, the FASB issued FSP SFAS No. 107-1 and APB No. 28-1, Interim Disclosures about Fair Value of Financial Instruments, which amends SFAS No. 107, Disclosures about Fair Values of

Financial Instruments, to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements. FSP No. 107-1 also amends APB No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. FSP No. 107-1 is effective for interim periods ending after June 15, 2009. We do not expect that the adoption of FSP No. 107-1 to have a material impact on our consolidated financial position, statement of operations, or cash flows as it is related to disclosure only.

        In April 2009, the FASB issued FSP SFAS No. 115-2 and SFAS No. 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, which amends the other-than-temporary guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. SFAS No. 115-2 and SFAS No. 124-2 is effective for interim periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. We adopted SFAS No. 115-2 and SFAS No. 124-2 with no material impact on our consolidated financial position, statement of operations or cash flows.

        In April 2009, the FASB issued FSP SFAS No. 157-4, Determining Fair Value when the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, which provides additional guidance in estimating fair value in accordance with SFAS No. 157 when the volume and level of activity for both financial and non-financial assets or liabilities have significantly decreased. SFAS No. 157-4 is effective for fiscal years and interim periods beginning after July 1, 2009 and shall be applied prospectively. Early adoption for periods ending before March 15, 2009 is not permitted. We have adopted SFAS No. 157-4 with no material impact on our consolidated financial position, statement of operations or cash flows.

        In May 2009, the FASB issued SFAS No. 165, Subsequent Events. FAS 165 defines subsequent events as events or transactions that occur after the balance sheet date, but before the financial statements are issued. It defines two types of subsequent events: recognized subsequent events, which provide additional evidence about conditions that existed at the balance sheet date, and non-recognized subsequent events, which provide evidence about conditions that did not exist at the balance sheet date, but arose before the financial statements were issued. Recognized subsequent events are required to be recognized in the financial statements, and non-recognized subsequent events are required to be disclosed. The statement requires entities to disclose the date through which subsequent events have been evaluated, and the basis for that date. FAS 165 is consistent with current practice and did not have any impact on our consolidated financial statements.

Results of Operations

        Our fiscal year ends on the first Saturday after June 30. Fiscal 2009, 2008 and 2007 included 52, 52 and 53 weeks.

        The following table sets forth certain financial data as a percentage of net sales for the periods indicated:

	Fiscal Year Ended
	July 4, 2009	July 5, 2008	July 7, 2007
Statement of Operating Data:
Net sales	100.0%	100.0%	100.0%
Cost of sales, including production and occupancy(1)	59.7	54.1	52.0

Gross margin	40.3	45.9	48.0
Selling, general and administrative expenses(2)	38.7	34.3	32.3

Income from operations	1.6	11.6	15.7
Interest and other income, net	1.1	2.4	2.0

Income before income taxes	2.7	14.0	17.7
Provision for income taxes	0.6	4.8	6.1

Net income	2.1%	9.2%	11.6%

(1)
Cost of sales includes the cost of merchandise, occupancy costs and production costs.

(2)
Selling, general and administrative expenses primarily consist of non-occupancy store costs, corporate overhead and advertising costs.

Fiscal Years Ended July 4, 2009 and July 5, 2008

        Net Sales.    Net sales decreased to $603.0 million during the year ended July 4, 2009 from $687.6 million in fiscal 2008, a decrease of $84.6 million, or 12.3%. The decrease in sales was primarily attributable to a 20.9% decrease in comparable store sales resulting primarily from the overall macroeconomic environment, in which we saw lower traffic and conversion in stores, and a 6.6% decrease in our on-line sales. These decreases were partially offset by an increase in new stores not included in comparable store sales of $29.1 million, an increase in wholesale sales of $5.7 million and an increase in royalty revenue of $1.0 million.

        Gross Margin.    Gross margin decreased to $243.2 million for the year ended July 4, 2009 from $315.4 million in fiscal 2008, a decrease of $72.2 million, or 22.9%. As a percentage of net sales, gross margin of 40.3% was lower than the prior year at 45.9% primarily due to higher markdowns and unfavorable occupancy leverage.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses, which primarily consist of non-occupancy store costs, corporate overhead and advertising costs, decreased to $233.3 million during fiscal 2009 from $236.0 million in fiscal 2008, a decrease of $2.7 million, or 1.1%. As a percentage of net sales, these expenses increased to 38.7% during fiscal 2009 from 34.3% in fiscal 2008. This increase as a percentage of net sales was primarily due to deleveraging of store depreciation expense and other fixed costs, employee acquisition and termination costs, and fixed assets write-downs and write-offs.

        Interest and Other Income, Net.    We generated $6.7 million of interest and other income, net of other expenses, during fiscal 2009 as compared to $16.4 million in fiscal 2008. The decrease in interest and other income resulted from investments in lower-yielding tax-exempt investments and money market funds and an approximately $0.6 million loss on the ARS written put right.

        Provision for Income Taxes.    Our effective tax rate was 23.7% for fiscal 2009 as compared to 34.1% for fiscal 2008. The lower effective tax rate for 2009 was primarily attributable to our tax exempt interest income as a percent of income before tax and a tax refund from amending 2006 returns.

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

        Interest and Other Income, Net.    We generated $16.4 million of interest and other income, net of other expenses, during fiscal 2008 as compared to $13.1 million in fiscal 2007. The increase in interest and other income resulted from an increase in interest rates primarily on our auction rate securities and additions to our marketable securities balances due to positive operating results, partially offset by a decrease in cash and equivalents and investments due to the purchase of 5 million shares of our outstanding stock from our former Vice Chairperson, Neda Mashouf, for an aggregate purchase price of $67 million.

        Provision for Income Taxes.    Our effective tax rate was 34.1% for fiscal 2008 as compared to 34.7% for fiscal 2007. The lower effective tax rate for 2008 was primarily attributable to an increase in tax-exempt interest.

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

Offer to Exchange

        In September 2009, we issued an offer to eligible option holders to exchange underwater options for a lesser number of options priced at the end of the offer period. We anticipate conversion will be accretive to existing shareholders and may result in a non-material expense.

Liquidity and Capital Resources

        Our working capital requirements vary widely throughout the year and generally peak during the first and second fiscal quarters. At July 4, 2009, we had approximately $319.1 million of cash, cash equivalents and investments on hand of which approximately $187.7 million, net of impairment charges of $30.2 million, were invested in auction rate securities ("ARS") and approximately $40.0 million were invested in Treasury Bills. We do not anticipate the lack of liquidity in the ARS to impact our ability to fund our operations in the foreseeable future and believe we have sufficient cash and equivalents to fund ongoing operations. In addition, we have a revolving line of credit, the agreement for which we are transitioning from the Bank of America to Wells Fargo, under which we may borrow or issue letters of credit up to a combined total of $25 million. As of July 4, 2009, there were no cash borrowings outstanding under the line of credit, and letters of credit outstanding totaled $1.2 million. As of July 4, 2009, we were not in compliance with respect to one covenant in each of these agreements requiring certain quarterly income levels. We obtained a waiver from Wells Fargo as of July 4, 2009. The Company has not obtained a waiver for its breach of covenant with Bank of America as of July 4, 2009, but does not believe this breach to have significant impact on its operations.

        At July 4, 2009, we had cash and equivalents of $91.4 million held in accounts managed by third-party financial institutions consisting of invested cash and cash in our operating accounts. The invested cash is invested in interest bearing funds managed by third-party financial institutions. These funds invest in direct obligations of the government of the United States. To date, we have experienced no loss or lack of access to our invested cash or equivalents; however, we can provide no assurances that access to our invested cash and equivalents will not be impacted by adverse conditions in the financial markets.

        At any point in time we have approximately $90 to $140 million of invested cash and cash in operating accounts that are with third party financial institutions. These balances exceed the Federal Deposit Insurance Corporation insurance limits. While we monitor daily the cash balances in our operating accounts and adjust the cash balances as appropriate, these cash balances could be impacted if the underlying financial institutions fail or could be subject to other adverse conditions in the financial markets. To date, we have experienced no loss or lack of access to invested cash or cash in our operating accounts.

        Net cash provided by operating activities in fiscal 2009, 2008 and 2007 was $40.6 million, $95.2 million and $100.4 million. The decrease of $54.6 million for fiscal 2009 from fiscal 2008 was primarily due to a decrease in net earnings of $50.4 million, in deferred rent of $6.1 million and stock based compensation expense of $4.6 million. The decrease was partially offset by an increase in changes of working capital of $10.6 million and increases in net loss on disposal of property of $7.5 million, depreciation and amortization expense of $4.2 million and deferred income taxes of $4.9 million.

        Net cash used by investing activities was $43.7 million versus net cash provided by investing activities of $41.8 million and net cash used by investing activities of $81.0 million in fiscal 2009, 2008 and 2007. The decrease in cash provided by investing activities in 2009 was primarily a result of a decrease in net proceeds of marketable equity securities of $97.9 million, partially offset by a decrease in the purchase of property, plant and equipment of $12.4 million.

        Capital expenditures of $29.4 million in 2009 consisted of $17.2 million related to the opening of new stores, $5.7 million related to the relocation and expansion of existing stores, $3.4 million related to investments in management information systems and $3.1 million on other projects. Capital expenditures of $41.8 million in 2008 consisted of $26.8 million related to the opening of new stores, $7.0 million related to the relocation and expansion of existing stores, $4.1 million related to investments in management information systems and $3.9 million on other projects.

        We opened 13, 35 and 36 new stores in fiscal 2009, 2008 and 2007, and we expect to open 6 stores in fiscal 2010. In fiscal year 2010, we expect capital expenditures of approximately $9.9 million for new stores and relocation and expansion of existing stores and approximately $9.7 million for investments in information systems and other capital expenditures.

        During fiscal 2009, the average bebe, BEBE SPORT and 2b bebe new store construction costs before tenant allowances were $631,000, and the average gross inventory investment per store was $95,000.

        Net cash used by financing activities was $29.3 million in fiscal 2009 compared to net cash used by financing activities of $82.1 million in fiscal 2008. The decrease in cash used by financing activities was primarily a result of the purchase of 5 million shares of our outstanding common stock from our former Vice Chairperson Neda Mashouf at a price per share of $13.39, for an aggregate purchase price of $67.0 million in the first quarter of fiscal 2008. This decrease was partially offset by the repurchase of $13.3 million of our common stock during fiscal 2009. Net cash used by financing activities was $82.2 million in fiscal 2008 compared to net cash provided by financing activities of $1.4 million in fiscal 2007.

        We hold a variety of interest bearing ARS consisting of federally insured student loan backed securities and insured municipal authority bonds. As of July 4, 2009, our ARS portfolio totaled approximately $187.7 million, $69.5 million classified as trading securities and $118.2 million (net of temporary impairment charge of $16.8 million) classified as available for sale securities. These ARS investments are intended to provide liquidity via an auction process that resets the applicable interest rate at predetermined calendar intervals, allowing investors to either roll over their holdings or gain immediate liquidity by selling such interests at par. The uncertainties in the credit markets that began in February 2008 have affected our holdings in ARS investments and auctions for our investments in these securities have failed to settle on their respective settlement dates. Historically the fair value of ARS investments had approximated par value due to the frequent resets through the auction process. While we continue to earn interest on our ARS investments at the maximum contractual rate, these investments are not currently trading and therefore do not currently have a readily determinable market value. Accordingly, the estimated fair value of ARS no longer approximates par value. Consequently, the investments are not currently liquid, and we will not be able to access these funds until a future auction of these investments is successful, the issuer redeems the securities, or at maturity. Maturity dates for these ARS investments range from 2010 to 2044 with principal distributions occurring on certain securities prior to maturity.

        In November 2008, we entered into a settlement agreement related to our ARS held with UBS Financial Services, Inc. ("UBS") that grants us certain rights related to these ARS (the "Right"). Beginning June 30, 2010, at our request, UBS has agreed to purchase all of our ARS currently held with them at par value. Conversely, UBS has the right, in its discretion, to purchase or sell our ARS at any time until July 2, 2012, so long as we receive payment at par value upon any sale or disposition. The enforceability of the Right results in a put option which should be recognized as a free standing asset separate from the ARS. Upon acceptance of the offer from UBS, we recorded the put option at fair value of $11.6 million, with a corresponding credit to interest income. The put option does not meet the definition of a derivative instrument under SFAS No. 133. Therefore, we have elected to measure the put option at fair value under SFAS No. 159, which permits an entity to elect the fair value option for recognized financial assets. As a result, unrealized gains and losses are included in earnings. The increase in the fair value of the put option of $1.1 million has been recorded with a corresponding credit to interest and other income, net, in the condensed consolidated statements of operations.

        Prior to accepting the UBS offer, we recorded our ARS held with UBS as investments available for sale, with an associated unrealized loss included in other comprehensive income. In connection with our acceptance of the UBS offer in November 2008, we transferred approximately $84.4 million in ARS subject to the UBS settlement from investments available for sale to trading securities in accordance with SFAS No. 115 and recorded a loss on investments of approximately $12.1 million. As a result, changes in fair value of the ARS have been recorded as a component of net income. We intend to exercise the Right when it becomes available, and as such the associated investments have been classified as short-term on the balance sheet.

        We also hold short-term available for sale securities totaling $40.0 million at July 4, 2009 that consist of treasury bills and are classified as available for sale securities on our balance sheet.

        In October 2008, our board of directors authorized a program to repurchase up to $30.0 million of our common stock. We may, from time to time, as business conditions warrant, purchase stock in the open market or through private transactions. Purchases may be increased, decreased or discontinued at any time without prior notice. The plan does not obligate us to repurchase any specific number of shares and may be suspended at any time at management's discretion. During fiscal 2009, we repurchased 2,388,000 shares at an average price per share of $5.58 for an aggregate purchase price of approximately $13.3 million.

        During our first quarter of fiscal 2008, we entered into an agreement with our former Vice Chairperson Neda Mashouf to purchase 5 million shares of our common stock beneficially owned by Ms. Mashouf at a price per share of $13.39, an aggregate purchase price of $67.0 million. We may purchase additional shares from Ms. Mashouf or other shareholders in the future.

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

Summary Disclosures about Contractual Obligations and Commercial Commitments:

        The following tables summarize our significant contractual obligations and commercial commitments as of July 4, 2009 (in thousands):

	Amount of commitment expiration period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
OTHER COMMERCIAL COMMITMENTS
Operating leases	$453,351	$65,067	$117,285	$104,115	$166,884
Trade letters of credit	1,203	1,203	—	—	—
Unconditional purchase obligations(1)	61,076	54,092	4,235	2,750	—

Total Contractual Obligations and Commercial Commitments(2)	$515,630	$120,362	$121,520	$106,865	$166,884

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

(2)
The table above does not include liabilities related to unrecognized tax benefits under FIN 48. As the company is unable to reasonably predict the timing of settlement of such FIN 48 liabilities, the table does not include $3.2 million of income tax, interest and penalties relating to unrecognized tax benefits that are recorded as noncurrent liabilities within our consolidated balance sheet as of July 4, 2009.

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

Interest Rate Risk

        We currently maintain a portfolio of variable interest rate investments consisting of cash equivalents, short-term marketable securities and both short-term and long-term investments consisting of ARS. According to our investment policy, we may invest in taxable and tax-exempt instruments. In addition, the policy establishes limits on credit quality, maturity, issuer and type of instrument. Marketable securities are classified as "trading" or "available for sale". We do not use derivative financial instruments in our investment portfolio.

        All highly liquid investments with a maturity of three months or less at the date of purchase are considered to be cash equivalents. Investments are considered short-term available for sale securities if the original maturity is between three months and twelve months, short-term trading securities if they are ARS related to the Right with UBS, or long-term investments if the original maturity is greater than twelve months. Historically the fair value of ARS investments had approximated par value due to the frequent resets through the auction process. While we continue to earn interest on our ARS investments at the maximum contractual rate, these investments are not currently trading and therefore do not currently have a readily determinable market value. Accordingly, the estimated fair value of ARS no longer approximates par value. We determined the estimated fair value of our investment in ARS as of July 4, 2009 using a discounted cash flow model to estimate the fair value of our investments in ARS. The assumptions used in preparing the discounted cash flow model include estimates for interest rates, timing and amount of cash flows and expected holding periods of the ARS. The ARS written put right is a free standing asset separate from the ARS, and represents our contractual right to require UBS to purchase our ARS at par value during the two year period beginning June 20, 2010. In order to value the ARS written put right, we considered intrinsic value, time value of money and our assessment of the credit worthiness of UBS. We have modified our investment strategy and increased our investments in more liquid money market investments. An immediate and uniform increase in market interest rate of 100 basis points from levels at July 4, 2009 would cause an additional decline of approximately 4.4%, or $8.2 million, in the fair market value of our investments in ARS.

        The following table lists our cash equivalents, short-term marketable securities, short-term trading securities and long-term marketable securities at July 4, 2009:

Fair Value
(Dollars in thousands)
Cash equivalents	$58,696
Weighted average interest rate	0.21%
Short-term available for sale securities	$40,018
Weighted average interest rate	0.25%
Trading securities	$69,504
Weighted average interest rate	0.78%
Long-term available for sale securities	$118,187
Weighted average interest rate	0.73%
Total	$286,405

        The interest payable on our bank line of credit is based on variable interest rates and therefore affected by changes in market interest rates. If interest rates rose significantly, our results from operations and cash flows would not be materially affected since we have no outstanding borrowings.

Foreign Currency Risks

        We enter into a significant amount of purchase obligations outside of the United States, substantially all of which are negotiated and settled in U.S. Dollars. Fluctuations in exchange rates can impact our financial condition and results of operations. We also operate a subsidiary for which the functional currency is the Canadian dollar. In accordance with SFAS No. 52, Foreign Currency Translation , assets and liabilities of Canada's operations are translated into U.S. dollars at year-end rates, while income and expenses are translated at the weighted average exchange rates for the year. The related translation adjustments are recorded in accumulated other comprehensive income as a separate component of shareholder's equity. Intercompany settlements are recorded in other income/expense at the weighted average exchange rate for the year. We do not hedge against foreign currency risks and believe that foreign currency exchange risk is immaterial.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        Information with respect to this item is set forth in Item 15 of this Form 10-K.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

        Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended ("the Exchange Act") as of the end of the period covered by this report (July 4, 2009). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of the evaluation date, our disclosure controls and procedures are effective at a reasonable level of assurance to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely discussions regarding required disclosure.

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

3.
Exhibits included or incorporated herein: See Index to Exhibits.

(b)
Exhibits

EXHIBIT NUMBER		DESCRIPTION OF DOCUMENT
3.1	(h)	Amended and Restated Articles of Incorporation of Registrant.
3.2	(f)	Amended and Restated Bylaws of Registrant.
4.1	(a)	Specimen certificate representing the Common Stock (in standard printer form, not provided).
10.1	(i)(*)	1997 Stock Plan.
10.2	(a)(*)	1998 Stock Purchase Plan.
10.3	(a)(*)	Form of Indemnification Agreement.
10.6	(b)
Standard Industrial/Commercial-Tenant Lease-Net dated November 30, 1998 between Registrant and Far Western Land and Investment Company, Inc., (lease for additional building to house administrative departments in Brisbane, California).
10.8	(c)	Form of Retail Store License Agreement between Registrant and [company].
10.9	(d)	Amendment No. 1 to Lease Agreement (amendment to Standard Industrial/Commercial-Tenant Lease-Net dated November 30, 1998 between Registrant and Far Western Land and Investment Company, Inc.)
10.10	(e)	Lease Agreement dated October 24, 2000, as amended, between Registrant and Lincoln PO Benicia Limited Partnership.
10.12	(e)	Form of Restricted Stock Units Agreement.
10.17	(f)	Standard Offer, Agreement and Escrow Instructions for Purchase of Real Estate dated January 20, 2004 by and among bebe stores, inc. and 10345 Olympic LLC.
10.18	(g)	Business Loan Agreement dated March 28, 2003, as amended, between Registrant and Bank of America N.A.
10.19	(h)(*)	Management Bonus Plan
10.20	(j)	Third Amendment to Business Loan Agreement between Registrant and Bank of America N.A.
10.21	(k)(*)	bebe stores, inc. Form of Stock Option Agreement
10.22	(l)(*)	bebe stores, inc. Form of Restricted Stock Unit Agreement
10.23	(m)	Business Loan Agreement between Registrant and Wells Fargo
10.24	(*)	Compensation Agreement with Tara Poseley

EXHIBIT NUMBER		DESCRIPTION OF DOCUMENT
10.25	(*)	Compensation Agreement with Kathleen Fong-Lee
21.1		Subsidiaries of Registrant.
23.1		Consent of Independent Registered Public Accounting Firm.
24.1		Power of Attorney (see signature page).
31.1		Section 302 Certification of Chief Executive Officer.
31.2		Section 302 Certification of Chief Financial Officer.
32.1		Section 906 Certification of Chief Executive Officer.
32.2		Section 906 Certification of Chief Financial Officer.

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

(k)
Incorporated by reference from exhibit 99.3 to Registrant's Current Report on Form 8-K filed on November 23, 2005.

(l)
Incorporated by reference from exhibit 99.4 to Registrant's Current Report on Form 8-K filed on November 23, 2005.

(m)
Incorporated by reference from exhibits 10.27 and 10.28 to Registrant's Current Report on Form 8-K filed May 21, 2009.

(*)
Indicates management contracts or compensatory plans or arrangements required to be filed as exhibits to this report on Form 10-K.

 SIGNATURES

        Pursuant to the requirements of the Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Brisbane, State of California, on the 17th day of September 2009.

bebe stores, inc.
By:	/s/ MANNY MASHOUF Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

POWER OF ATTORNEY

        KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Manny Mashouf and Walter Parks, and each of them acting individually, as his true and lawful attorneys-in-fact and agents, each with full power of substitution, for him in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorneys-in-fact and agents, or his or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

        Pursuant to the requirements of the Exchange Act, this Annual Report on Form 10-K has been signed by the following persons in the capacities and on the dates indicated:

Name	Title	Date

/s/ MANNY MASHOUF Manny Mashouf	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	September 17, 2009
/s/ WALTER PARKS Walter Parks	Chief Operating Officer and Chief Financial Officer (Principal Financial Officer)	September 17, 2009
/s/ AMY NICHELINI Amy Nichelini	Principal Accounting Officer and Corporate Controller	September 17, 2009
/s/ BARBARA BASS Barbara Bass	Director	September 17, 2009
/s/ CYNTHIA COHEN Cynthia Cohen	Director	September 17, 2009
/s/ CORRADO FEDERICO Corrado Federico	Director	September 17, 2009
/s/ CADEN WANG Caden Wang	Director	September 17, 2009

bebe stores, inc.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JULY 4, 2009, JULY 5, 2008, AND JULY 7, 2007:

 MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

        The management of bebe stores, inc. is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. With the participation of the Chief Executive Officer and the Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control—Integrated Framework , issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of July 4, 2009.

        bebe stores, inc.'s independent auditor, Deloitte & Touche LLP, an independent registered public accounting firm, has issued an audit report on our internal control over financial reporting. This audit report appears on page F-3 of this annual report on Form 10-K.

September 17, 2009

/s/ MANNY MASHOUF Manny Mashouf Chairman of the Board and Chief Executive Officer (Principal Executive Officer)
/s/ WALTER PARKS Walter Parks Chief Operating Officer and Chief Financial Officer (Principal Financial Officer)

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
bebe stores, inc.:

        We have audited the accompanying consolidated balance sheets of bebe stores, inc. and subsidiaries (the "Company") as of July 4, 2009 and July 5, 2008, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended July 4, 2009. We also have audited the Company's internal control over financial reporting as of July 4, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying "Management's Annual Report on Internal Control over Financial Reporting." Our responsibility is to express an opinion on these financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of bebe stores, inc. and subsidiaries as of July 4, 2009 and

July 5, 2008, and the results of their operations and their cash flows for each of the three years in the period ended July 4, 2009, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of July 4, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        As discussed in Note 1 to the consolidated financial statements, the Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, on July 8, 2007, and Statement of Financial Accounting Standards ("SFAS") No. 157, Fair Value Measurements, and SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, on July 8, 2008.

/s/ DELOITTE & TOUCHE LLP
 San Francisco, California
September 17, 2009

bebe stores, inc.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

	As of
	July 4, 2009	July 5, 2008
Assets:
Current assets:
Cash and equivalents	$91,390	$123,344
Available for sale securities	40,018	—
Trading securities	69,504	—
Auction rate securities written put option	12,740	—
Receivables (net of allowance of $1,277 and $1,197)	5,134	7,953
Inventories, net	39,194	42,827
Deferred income taxes, net	8,549	9,290
Prepaid and other	30,947	16,215

Total current assets	297,476	199,629
Available for sale securities	118,187	235,751
Property and equipment, net	126,301	133,128
Deferred income taxes, net	24,272	24,686
Other assets	5,219	4,569

Total assets	$571,455	$597,763

Liabilities and Shareholders' Equity:
Current liabilities:
Accounts payable	$26,621	$23,252
Accrued liabilities	36,671	38,958
Current portion of capital leases	—	38

Total current liabilities	63,292	62,248
Deferred rent and other lease incentives	45,448	46,229
Uncertain tax positions	3,220	3,401

Total liabilities	111,960	111,878

Commitments and contingencies (Notes 5 and 6)
Shareholders' equity:
Preferred stock-authorized 1,000,000 shares at $0.001 par value per share; no shares issued and outstanding	—	—
Common stock-authorized 135,000,000 shares at $0.001 par value per share; issued and outstanding 86,758,973 and 88,939,720 shares	87	89
Additional paid-in capital	139,437	139,795
Accumulated other comprehensive income	(12,261)	(261)
Retained earnings	332,232	346,262

Total shareholders' equity	459,495	485,885

Total liabilities and shareholders' equity	$571,455	$597,763

See accompanying notes to consolidated financial statements.

bebe stores, inc.

CONSOLIDATED STATEMENTS OF INCOME

(Amounts in thousands, except per share data)

	Fiscal Year Ended
	July 4, 2009	July 5, 2008	July 7, 2007
Net sales	$602,998	$687,622	$670,912
Cost of sales, including production and occupancy	359,805	372,209	349,095

Gross margin	243,193	315,413	321,817
Selling, general and administrative expenses	233,309	236,044	216,560

Income from operations	9,884	79,369	105,257
Interest and other income, net	6,672	16,396	13,120

Income before income taxes	16,556	95,765	118,377
Provision for income taxes	3,921	32,685	41,099

Net income	$12,635	$63,080	$77,278

Basic income per share	$0.14	$0.70	$0.83
Diluted income per share	$0.14	$0.69	$0.81
Basic weighted average shares outstanding	87,949	89,783	92,810
Diluted weighted average shares outstanding	88,179	91,089	94,973

See accompanying notes to consolidated financial statements.

bebe stores, inc.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(Amounts in thousands)

	Common Stock
				Accumulated Other Comprehensive Income
	Number of Shares	Amount	Additional Paid-in Capital		Retained Earnings	Total	Comprehensive Income
Balances as of July 1, 2006	91,744	$92	$95,768	$2,418	$309,946	$408,224
Net income	—	—	—	—	77,278	77,278	$77,278
Foreign currency translation	—	—	—	6,721	—	6,721	6,721

Total comprehensive income							$83,999

Stock based compensation	—	—	10,818	—	—	10,818
Common stock issued under stock plans including tax benefit	1,800	2	20,158	—	—	20,160
Cash dividends declared	—	—	—	—	(18,611)	(18,611)

Balances as of July 7, 2007	93,544	$94	$126,744	$9,139	$368,613	$504,590
Net income	—	—	—	—	63,080	63,080	$63,080
Unrealized Loss on ARS	—	—	—	(7,800)	—	(7,800)	(7,800)
Foreign currency translation	—	—	—	(1,600)	—	(1,600)	(1,600

Total comprehensive income							$53,680

Stock based compensation	—	—	9,957	—	—	9,957
Purchase of Common Stock	(5,000)	(5)	(161)	—	(67,084)	(67,250)
Common stock issued under stock plans including tax benefit	396	—	3,255	—	—	3,255
Cash dividends declared	—	—	—	—	(18,008)	(18,008)
Adoption of FIN 48					(339)	(339)

Balances as of July 5, 2008	88,940	$89	$139,795	$(261)	$346,262	$485,885
Net income	—	—	—	—	12,635	12,635	$12,635
Unrealized Loss on ARS	—	—	—	(9,038)	—	(9,038)	(9,038)
Foreign currency translation	—	—	—	(2,962)	—	(2,962)	(2,962)

Total comprehensive income							$635

Stock based compensation	—	—	5,351	—	—	5,351
Purchase of Common Stock	(2,388)	(2)	(3,842)	—	(9,484)	(13,328)
Common stock issued under stock plans including tax benefit	207	—	(1,867)	—	—	(1,867)
Cash dividends declared	—	—	—	—	(17,181)	(17,181)
Balances as of July 4, 2009	86,759	$87	$139,437	$(12,261)	$332,232	$459,495

See accompanying notes to consolidated financial statements

bebe stores, inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Fiscal Year Ended
	July 4, 2009	July 5, 2008	July 7, 2007
Cash flows from operating activities:
Net income	$12,635	$63,080	$77,278
Adjustments to reconcile net income to cash provided by operating activities:
Non-cash compensation expense	5,351	9,957	10,818
Depreciation and amortization	26,861	22,675	19,752
Net loss on disposal of property	8,463	927	250
Loss on trading securities	582
Deferred income taxes	(800)	(5,719)	(7,018)
Long term income taxes payable	(181)	—	—
Tax benefit from exercise of stock options and awards	332	570	9,124
Excess tax benefit from exercise of stock options and awards	(141)	(581)	(9,153)
Deferred rent	(13)	6,052	6,680
Changes in operating assets and liabilities:
Receivables	(232)	3,400	(1,340)
Inventories	3,426	1,278	(1,831)
Prepaid expenses and other assets	(16,894)	(4,551)	(9,632)
Accounts payable	3,385	(6,943)	5,507
Accrued liabilities	(2,223)	5,077	7

Net cash provided by operating activities	40,551	95,222	100,442

Cash flows from investing activities:
Purchase of property and equipment	(29,418)	(41,784)	(43,243)
Proceeds from sales of equipment	—	—	1
Purchase of marketable securities	(40,018)	(336,950)	(371,970)
Proceeds from sales and maturities of marketable securities	25,700	420,500	334,220

Net cash provided by / (used) by investing activities	(43,736)	41,766	(80,992)

Cash flows from financing activities:
Proceeds from stock options exercised	1,179	2,687	11,036
Excess of tax benefit on stock options exercised	141	581	9,153
Cash dividends paid	(17,290)	(18,238)	(18,527)
Purchase of common stock	(13,328)	(66,950)	—
Other	(38)	(223)	(248)

Net cash (used) / provided by financing activities	(29,336)	(82,143)	1,414

Net increase (decrease) in cash and equivalents	(35,521)	54,844	20,864
Effect of exchange rate changes on cash	567	2,897	6,083

Cash and equivalents:
Beginning of year	123,344	65,603	38,656

End of year	$91,390	$123,344	$65,603

Supplemental information:
Cash paid for interest	$32	$48	$12

Cash paid for income taxes	$21,014	$36,338	$50,015

Accrued capital expenditures	$1,960	$1,950	$3,935

Non-cash investing activities:
Change in fair value of available for sale securities—unrealized gain (loss)	$(9,038)	$(7,800)	$—

See accompanying notes to consolidated financial statements.

bebe stores, inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

        Nature of the business—bebe stores, inc. (the "Company") designs, develops and produces a distinctive line of contemporary women's apparel and accessories, which it markets under the bebe, BEBE SPORT, bbsp and 2b bebe brand names. As of July 4, 2009, the Company operates 308 specialty retail stores located in 35 states, the District of Columbia, Puerto Rico, the U.S. Virgin Islands and Canada. In addition, the Company has 33 international stores operated by licencees and an on-line store at www.bebe.com.

        The Company has one reportable segment and has three brands with product lines of a similar nature. Revenues of the Company's international wholesale licensee retail operations represented approximately three percent of total revenues for fiscal year 2009.

        Basis of financial statement presentation—The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America (GAAP).

        Consolidation—The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany transactions and balances have been eliminated.

        Fiscal year—The Company's fiscal year ends on the first Saturday after June 30. Fiscal years 2009, 2008 and 2007 have 52, 52 and 53 weeks, respectively.

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

        Foreign currency adjustments—The Company enters into a significant amount of purchase obligations outside of the United States, substantially all of which are negotiated and settled in U.S. Dollars. The Company also operates a subsidiary for which the functional currency is the Canadian dollar. In accordance with SFAS No. 52, "Foreign Currency Translation," assets and liabilities of Canada's operations are translated into U.S. dollars at year-end rates, while income and expenses are translated at the weighted average exchange rates for the year. The related translation adjustments are recorded in accumulated other comprehensive income as a separate component of shareholder's equity. Intercompany settlements are recorded in other income/expense at the weighted average exchange rate for the year.

        Cash and equivalents—represent cash and short-term, highly liquid investments with original maturities of less than three months.

        Investments—The Company holds both treasury bills and a variety of interest bearing auction rate securities ("ARS") consisting of federally insured student loan backed securities and insured municipal authority bonds. Except for ARS, we designate our investments as marketable securities which are reported at fair value, with unrealized gains and losses recorded in accumulated other comprehensive income. As of July 4, 2009, the Company's ARS portfolio totaled approximately $187.7 million, $69.5 million classified as trading securities and $118.2 million (net of a temporary impairment charge of $16.8 million, of which $12.9 million has been recognized in the current year) classified as available for sale securities. (See note 2 for further discussion of the Company's investments.)

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

        Allowance for Doubtful Accounts—The changes in the allowance for doubtful accounts are summarized below (in thousands):

	Fiscal Year Ended
	July 4, 2009	July 5, 2008	July 7, 2007
Balance at beginning of year	$1,197	$1,094	$897
Charged to cost and expense	370	455	711
Write offs	(290)	(352)	(514)

Balance at end of year	$1,277	$1,197	$1,094

        Property and equipment, net—are stated at cost. Depreciation and amortization on property and equipment is computed using the straight-line method over the following estimated useful lives.

Description	Term
Buildings	39.5 years
Leasehold improvements	10 years or term of lease, whichever is shorter
Furniture, fixtures, equipment and vehicles	5
Computer hardware and software	3

        Impairment of long-lived assets—The Company regularly reviews the carrying value of its long-lived assets. Long-lived assets are reviewed quarterly or whenever events or changes in circumstances indicate that the carrying amount of its assets might not be recoverable. Assets are grouped and evaluated for impairment at the lowest level of which there are identifiable cash flows, which is generally at a store level. Store assets are reviewed using factors including, but not limited to, the Company's future operating plans and projected cash flows. The determination of whether impairment has occurred is based on an estimate of undiscounted future cash flows directly related to that store, compared to the carrying value of the assets. If the sum of the undiscounted future cash flows of a store does not exceed the carrying value of the assets, full or partial impairment may exist. However, in the case of BEBE SPORT stores the Company evaluated the net book value against potential replacement costs, since the Company is in the process of a name change and will only record an impairment to the extent net book value exceeds replacement costs. In addition, at the time a decision is made to close a store, the Company records an impairment charge, if appropriate, or accelerates depreciation over the revised useful life of the asset. Based on the review of certain underperforming stores, the Company did not record an impairment charge in 2007 and recorded impairment charges of bebe stores, inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Summary of Significant Accounting Policies (Continued)

$7.3 million and $0.8 million in 2009 and 2008, respectively. The Company believes at this time that the long-lived assets' carrying values and useful lives continue to be appropriate; however significant changes from our current future forecasts could result in additional impairment charges.

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

        Revenue recognition—The Company recognizes revenue at the time the products are received by the customers in accordance with the provisions of Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition in Financial Statements as amended by SAB No. 104, Revenue Recognition . Revenue is recognized for store sales at the point at which the customer receives and pays for the merchandise at the register. For on-line sales, revenue is recognized at the time the customer receives the product. The Company estimates and defers revenue and the related product costs for shipments that are in transit to the customer. Customers typically receive goods within a few days of shipment. Amounts related to shipping billed to customers are reflected in net sales and the related costs are reflected in cost of goods sold. Sales tax collected from customers on retail sales are recorded net of retail sales at the time of the transaction.

        The Company records a reserve for estimated product returns based on historical return trends. If actual returns are greater than those projected, additional sales returns may be recorded in the future. The changes in the returns reserve are summarized below (in thousands):

	Fiscal Year Ended
	July 4, 2009	July 5, 2008	July 7, 2007
Balance at beginning of year	$1,405	$1,020	$983
Charged to cost and expense	19,212	20,665	18,304
Returns	(20,136)	(20,280)	(18,267)

Balance at end of year	$481	$1,405	$1,020

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Summary of Significant Accounting Policies (Continued)

        Gift certificates sold are carried as a liability and revenue is recognized when the gift certificate is redeemed. Similarly, customers may receive a store credit in exchange for returned goods. Store credits are carried as a liability until redeemed. Unredeemed store credits and gift certificates are recognized as other income three and four years, respectively, after issuance.

        Royalty revenue from product licensees is recorded as the greater of the minimum amount guaranteed in the contract or units sold.

        Wholesale revenue from the sale of product to international licensee operated bebe stores is recognized at the time the licensee receives the shipment.

        Store preopening costs—associated with the opening or remodeling of stores, such as preopening rent and payroll, are expensed as incurred.

        Apparel and accessory design activities—are expensed as incurred.

        Advertising costs—are charged to expense when the advertising takes place. Advertising costs were $27.5 million, $31.0 million and $27.8 million, respectively, during fiscal 2009, 2008 and 2007.

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

        Stock based compensation—Stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is the vesting period. The Company uses the Black-Scholes option pricing model to determine the fair value of stock options, restricted stock units and employee stock purchase plan shares. The determination of the fair value of stock-based payment awards on the date of grant using an option-pricing model is affected by the Company's stock price as well as assumptions regarding a number of complex and subjective variables. These variables include the Company's expected stock price volatility over the term of the awards, actual and projected employee exercise behaviors, risk-free interest rate and expected dividends. As the stock-based compensation expense recognized on the consolidated statements of operations for fiscal 2009, 2008 and 2008 is based on awards ultimately expected to vest, such amount has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on the Company's historical experience over the last ten years. Previously, under SFAS 123, the Company recorded forfeitures as they occurred.

        Earnings per share—Basic earnings per share (EPS) is computed as net earnings divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through the exercise of outstanding dilutive stock options.

bebe stores, inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Summary of Significant Accounting Policies (Continued)

        The following is a reconciliation of the number of shares used in the basic and diluted earnings per share computations:

	Fiscal Year Ended
	July 4, 2009	July 5, 2008	July 7, 2007
	(in thousands)
Basic weighted average number of shares outstanding	87,949	89,783	92,810
Incremental shares from assumed issuance of stock options	230	1,306	2,163

Diluted weighted average number of shares outstanding	88,179	91,089	94,973

        The number of incremental shares from the assumed issuance of stock options is calculated by applying the treasury stock method.

        Excluded from the computation of the number of diluted weighted average shares outstanding were anti-dilutive options of 6.1 million, 2.9 million and 1.7 million for the fiscal years ended July 4, 2009, July 5, 2008, and July 7, 2007, respectively.

        Comprehensive income—consists of net income and other comprehensive income (income, expenses, gains and losses that bypass the income statement and are reported directly as a separate component of equity). The Company's comprehensive income equals net income, unrealized losses on long term investments and foreign currency translation adjustments for all periods presented. Such components of comprehensive income are shown in the Consolidated Statements of Shareholders' Equity.

        Revision to Statement of Cash Flows—The Company revised cash flows from operating activities for fiscal years 2007 and 2008 to separately present the tax benefit and excess tax benefit from exercise of stock options and awards. Net cash provided by (used in) operating and financing activities for 2007 and 2008 changed by immaterial amounts.

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

        In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157, which delayed the effective date of SFAS 157 for non-financial assets and liabilities, except for certain bebe stores, inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Summary of Significant Accounting Policies (Continued)

items that are recognized or disclosed at fair value at least annually. The Company elected to partially adopt the provisions of SFAS No. 157 as of July 6, 2008 for financial instruments, as permitted by FSP 157-2. Although the partial adoption of SFAS No. 157 did not materially impact the Company's financial condition, results of operations or cash flow, the Company is now required to provide additional disclosures as part of its financial statements. The Company does not expect the adoption of the remaining provisions of SFAS 157 (delayed by FSP 157-2) to have a material impact on the Company's consolidated financial position, statement of operations or cash flows.

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115". SFAS No. 159 permits entities to choose to measure eligible items at fair value at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The Company adopted SFAS No. 159 as of July 6, 2008. Since the adoption of SFAS No. 159, the Company elected the fair value option for our ARS written put right related to our ARS held with UBS. The Company will recognize any change in the ARS written put right as a gain or loss in the statement of income.

        In April 2009, the FASB issued FSP SFAS No. 107-1 and APB No. 28-1, Interim Disclosures about Fair Value of Financial Instruments, which amends SFAS No. 107, Disclosures about Fair Values of Financial Instruments, to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements. FSP No. 107-1 also amends APB No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. FSP No. 107-1 is effective for interim periods ending after June 15, 2009. The Company does not expect that the adoption of FSP No. 107-1 to have a material impact on the Company's consolidated financial position, statement of operations, or cash flows as it is related to disclosure only.

        In April 2009, the FASB issued FSP SFAS No. 115-2 and SFAS No. 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, which amends the other-than-temporary guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. SFAS No. 115-2 and SFAS No. 124-2 is effective for interim periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company adopted SFAS No. 115-2 and SFAS No. 124-2 with no material impact on the Company's consolidated financial position, statement of operations or cash flows.

        In April 2009, the FASB issued FSP SFAS No. 157-4, Determining Fair Value when the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, which provides additional guidance in estimating fair value in accordance with SFAS No. 157 when the volume and level of activity for both financial and non-financial assets or liabilities have significantly decreased. SFAS No. 157-4 is effective for fiscal years and interim periods beginning after July 1, 2009 and shall be applied prospectively. Early adoption for periods ending before March 15, 2009 is not permitted. The Company has adopted SFAS No. 157-4 with no material impact on the Company's consolidated financial position, statement of operations or cash flows.

bebe stores, inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Summary of Significant Accounting Policies (Continued)

        In May 2009, the FASB issued SFAS No. 165, Subsequent Events. FAS 165 defines subsequent events as events or transactions that occur after the balance sheet date, but before the financial statements are issued. It defines two types of subsequent events: recognized subsequent events, which provide additional evidence about conditions that existed at the balance sheet date, and non-recognized subsequent events, which provide evidence about conditions that did not exist at the balance sheet date, but arose before the financial statements were issued. Recognized subsequent events are required to be recognized in the financial statements, and non-recognized subsequent events are required to be disclosed. The statement requires entities to disclose the date through which subsequent events have been evaluated, and the basis for that date. FAS 165 is consistent with current practice and did not have any impact on the Company's consolidated financial statements. Subsequent events were evaluated through September 17, 2009, the date the consolidated financial statements were issued.

2. Investments

        The Company's investment portfolio consists of treasury bills and auction rate securities. The Company holds a variety of interest bearing auction rate securities ("ARS") consisting of federally insured student loan backed securities and insured municipal authority bonds. As of July 4, 2009, the Company's ARS portfolio totaled approximately $187.7 million, $69.5 million classified as trading securities and $118.2 million (net of a temporary impairment charge of $16.8 million, of which $12.9 million has been recognized in the current year) classified as available for sale securities. The Company's ARS portfolio includes approximately 98% federally insured student loan backed securities and 2% municipal authority bonds. The Company's ARS portfolio consists of approximately 46% AAA rated investments, 14% AA rated investments, 30% A rated investments and 10% BBB rated investments. This is a change from the Company's fiscal 2008 portfolio, which consisted of 83% AAA rated investments, 5% AA rated investments and 12% A rated investments. These ARS investments are intended to provide liquidity via an auction process that resets the applicable interest rate at predetermined calendar intervals, allowing investors to either roll over their holdings or gain immediate liquidity by selling such interests at par. The uncertainties in the credit markets that began in February 2008 have affected the Company's holdings in ARS investments and auctions for the Company's investments in these securities have failed to settle on their respective settlement dates. Historically the fair value of ARS investments had approximated par value due to the frequent resets through the auction process. While the Company continues to earn interest on its ARS investments at the maximum contractual rate, these investments are not currently trading and therefore do not currently have a readily determinable market value. Accordingly, the estimated fair value of ARS no longer approximates par value. Consequently, the investments are not currently liquid, and the Company will not be able to access these funds until a future auction of these investments is successful, the issuer redeems the securities, or at maturity. Maturity dates for these ARS investments range from 2010 to 2044 with principal distributions occurring on certain securities prior to maturity.

        In November 2008, the Company entered into a settlement agreement related to its ARS held with UBS Financial Services, Inc. ("UBS") that grants the Company certain rights related to these ARS (the "Right"). Beginning June 30, 2010, at the Company's request, UBS has agreed to purchase all of the Company's ARS currently held with them at par value. Conversely, UBS has the right, in its discretion, to purchase or sell the Company's ARS at any time until July 2, 2012, so long as the Company receives payment at par value upon any sale or disposition. The enforceability of the Right results in a put option which should be recognized as a free standing asset separate from the ARS. Upon acceptance of bebe stores, inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Investments (Continued)

the offer from UBS, the Company recorded the put option at fair value of $11.6 million, with a corresponding credit to interest and other income net. The put option does not meet the definition of a derivative instrument under SFAS No. 133. Therefore, the Company has elected to measure the put option at fair value under SFAS No. 159, which permits an entity to elect the fair value option for recognized financial assets. As a result, unrealized gains and losses are included in earnings. The increase in the fair value of the put option of $1.1 million in the last two quarters of the current year has been recorded with a corresponding credit to interest and other income, net, in the condensed consolidated statements of operations.

        Prior to accepting the UBS offer, the Company recorded its ARS held with UBS as investments available for sale, with an associated unrealized loss included in other comprehensive income. In connection with our acceptance of the UBS offer in November 2008, the Company transferred approximately $84.4 million in ARS subject to the UBS settlement from investments available for sale to trading securities in accordance with SFAS No. 115 and recorded a loss on investments of approximately $12.1 million. As a result, changes in fair value of the ARS have been recorded as a component of net income. The Company intends to exercise the Right when it becomes available, and as such the associated investments have been classified as short-term on the balance sheet.

        The remainder of the Company's ARS investment portfolio of $118.2 million, net of a temporary impairment charge of $16.8 million, remains available for sale on our balance sheet. The related temporary impairment charge remains as a loss in other comprehensive income.

        We also hold short-term available for sale securities totaling $40.0 million at July 4, 2009, that consist of treasury bills and are classified as available for sale securities on our balance sheet and cost approximated fair value.

        The Company reviews its impairments in accordance with guidance issued by the FASB and SEC in order to determine the classification of the impairment as "temporary" or "other-than-temporary". A temporary impairment charge results in an unrealized loss being recorded in the other comprehensive income component of shareholders' equity. Such an unrealized loss does not affect net income for the applicable accounting period. An other-than-temporary impairment charge is recorded as a loss in the condensed consolidated statement of income and reduces net income for the applicable accounting period. When evaluating the investments for other-than-temporary impairment, the Company estimates the expected cash flows of the underlying collateral by reviewing factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and any changes thereto, and the Company's intent to sell, or whether it is more likely than not it will be required to sell, the investment before recovery of the investment's amortized cost basis. The Company has not recorded any impairment loss from its available for sale investments as other-than-temporary based on such analysis.

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

bebe stores, inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Investments (Continued)

        The following is a summary of our available for sale securities:

	Fiscal Year Ended July 4, 2009
	Cost	Unrealized Losses Less Than 12 Months	Unrealized Losses 12 Months or Greater	Estimated Fair Value
	(in thousands)
Treasury bills	40,018	—	—	40,018
Auction Rate Securities	135,025	—	16,838	118,187

	Fiscal Year Ended July 5, 2008
	Cost	Unrealized Losses Less Than 12 Months	Unrealized Losses 12 Months or Greater	Estimated Fair Value
	(in thousands)
Auction Rate Securities	243,550	7,799	—	235,751

3. Fair Value Measurements

        SFAS No. 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

        As of July 4, 2009, the Company held financial instruments that are measured at fair value on a recurring basis. These included cash equivalents, marketable securities, trading securities, a written put option related to a UBS settlement and available for sale securities. Cash equivalents consist of money market funds. Marketable securities consist of government treasury bills. Trading securities consist of auction rate securities ("ARS") held with UBS. Available for sale securities consist of ARS held with another broker. These securities consist of federally insured student loan backed securities and insured municipal authority bonds.

        The Company determined the estimated fair value of its investment in ARS as of July 4, 2009 using a discounted cash flow model. The assumptions used in preparing the discounted cash flow model include estimates for interest rates, timing, credit ratings, credit wrap and amount of cash flows and expected holding periods of the ARS. The ARS written put right is a free-standing asset separate from the ARS and represents the Company's contractual right to require UBS to purchase its ARS at par value during the two-year period beginning June 20, 2010. In order to value the ARS written put right, the Company considered intrinsic value, time value of money and its assessment of the credit worthiness of UBS.

bebe stores, inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Fair Value Measurements (Continued)

        The following items are measured at fair value on a recurring basis at July 4, 2009:

Description	July 4, 2009	Using Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
	Fair value measurements at reporting date
	(In thousands)
Cash equivalents	$58,696	$58,696	$—	$—
Marketable securities	40,018	40,018	—	—
Trading securities	69,504	—	—	69,504
Available for sale securities	118,187	—	—	118,187
ARS written put right	12,740	—	—	12,740

Total	$299,145	$98,714	$—	$200,431

        The following table presents the Company's activity for assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as defined in SFAS No. 157 for the year ended July 4, 2009:

(In thousands)
Balance at July 5, 2008	$235,751
Total gains or (losses) (realized or unrealized)
Included in earnings	(582)
Included in other comprehensive income	(9,038)
Settlements	(25,700)

Balance at July 4, 2009	$200,431

4. Inventories

        The Company's inventories consist of:

	As of
	July 4, 2009	July 5, 2008
	(Dollars in thousands)
Raw materials	$2,151	$5,340
Merchandise available for sale	37,043	37,487

Inventories	$39,194	$42,827

5. Credit Facilities

        The Company has an unsecured commercial line of credit agreement which it is transitioning from the Bank of America to Wells Fargo, which provides for borrowings and issuance of letters of credit of up to a combined total of $25.0 million and expires on March 31, 2012. The outstanding balance bears bebe stores, inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Credit Facilities (Continued)

interest at either the bank's reference rate (which was 3.25% and 5.00% as of July 4, 2009 and July 5, 2008, respectively) or the LIBOR rate plus 1.75 percentage points. As of July 4, 2009 and July 5, 2008, there were no outstanding cash borrowings, and there was $1.2 million and $3.0 million, respectively, of letters of credit outstanding.

        These credit facilities require the Company to comply with certain financial covenants, including amounts for minimum tangible net worth, unencumbered liquid assets and profitability, and certain restrictions on making loans and investments. As of July 4, 2009 the Company was not in compliance with respect to one covenant in each of these agreements requiring certain operating quarterly income levels. A Waiver has been obtained from Wells Fargo as of July 4, 2009. The Company has not obtained a waiver for its breach of covenant with Bank of America as of July 4, 2009, but does not believe this breach to have significant impact on its operations.

6. Lease Obligations

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

        Rent expense under operating leases for the fiscal years ended July 4, 2009, July 5, 2008, and July 7, 2007 was $94.9 million, $88.7 million and $75.7 million, respectively. Rent expense included percentage rent and other lease-required expenses for fiscal years 2009, 2008 and 2007 of $33.5 million, $31.8 million and $27.6 million, respectively.

        The Company leases certain equipment under capital leases. Net assets held under capital leases included in property and equipment as of July 4, 2009 and July 5, 2008 were $0.0 million and $0.1 million, respectively.

bebe stores, inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Lease Obligations (Continued)

        Future minimum lease payments at July 4, 2009 are as follows:

Operating Leases
(Dollars in thousands)
Fiscal year
2010	$65,067
2011	60,916
2012	56,369
2013	53,328
2014	50,787
Thereafter	166,884

Total minimum lease payments	$453,351

7. Accrued Liabilities

        Accrued liabilities consist of the following (in thousands):

	As of
	July 4, 2009	July 5, 2008
Gift certificates and store credits	$8,415	$8,626
Dividend payable	4,338	4,447
Employee compensation	6,535	6,865
Sales/use tax payable	2,661	3,906
Deferred revenue	5,760	6,271
Other	8,962	8,843

Total	$36,671	$38,958

bebe stores, inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Income Taxes

        Significant components of the provision for income taxes are as follows:

	Fiscal Year Ended
	July 4, 2009	July 5, 2008	July 7, 2007
	(Dollars in thousands)
Current:
Federal	$2,506	$30,733	$40,077
State	2,207	6,612	7,040
Foreign	8	1,059	1,000

	4,721	38,404	48,117

Deferred
Federal	1,966	(4,201)	(6,166)
State	(2,487)	(1,307)	(797)
Foreign	(279)	(211)	(55)

	(800)	(5,719)	(7,018)

Provision	$3,921	$32,685	$41,099

        The components of earnings from continuing operations before income taxes are as follows:

	Fiscal Years Ended
	July 4, 2009	July 5, 2008	July 7, 2007
	(in thousands)
United States	$11,410	$88,307	$113,500
Foreign	5,146	7,458	4,877

Total	$16,556	$95,765	$118,377

        A reconciliation of the federal statutory tax rate with the Company's effective income tax rate is as follows:

	Fiscal Year Ended
	July 4, 2009	July 5, 2008	July 7, 2007
Federal statutory rate	35.0%	35.0%	35.0%
State rate, net of federal benefit	0.8	3.3	3.2
Tax-exempt interest	(11.6)	(4.9)	(3.2)
Stock-based compensation	5.2	1.1	0.3
Fiscal 2006 Amended Tax Return	(3.9)	—	—
Other	(1.8)	(0.4)	(0.6)

Effective tax rate	23.7%	34.1%	34.7%

bebe stores, inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Income Taxes (Continued)

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax reporting purposes.

        Significant components of the Company's deferred tax assets (liabilities) are as follows:

	July 4, 2009	July 5, 2008
	(Dollars in thousands)
Current
Gift certificates and store credits	$3,200	$3,447
Inventory	2,171	2,931
Other accrued expenses	156	783
Deferred revenue	1,981	2,185
Accrued vacation	769	760
State taxes	381	(432)
Prepaid expenses	(863)	(861)
Put option reserve	221	—
Other	533	477

Total Current	8,549	9,290

Non-Current
Basis difference in fixed assets	12,148	10,914
Deferred rent	7,002	6,823
Stock based compensation	5,784	8,014
Foreign tax credit	758	1,568
Construction allowance	(4,414)	(3,622)
Unrealized loss	7,553	2,916
Other	2,196	1,184

Total Non-Current	31,027	27,796
Valuation allowance	(6,755)	(3,110)

Deferred tax assets, net	$32,973	$33,976

        The Company has foreign tax credit carry forwards of approximately $0.7 million which will expire at various dates from fiscal year 2016 to fiscal year 2017. The Company is generating increasingly more low-taxed foreign licensee income. As of July 4, 2009, the Company maintains a valuation allowance of approximately $6.8 million for the deferred tax asset recorded related to the temporary impairment on the Company's auction rate securities since it is unlikely that this asset will be realized.

        The Company accounts for interest and penalties related to unrecognized tax benefits as a component of income tax expense. As of July 4, 2009, the Company had $0.7 million of interest and penalties accrued associated with unrecognized tax benefits.

        The Company could be subject to Federal and state tax examinations for years 2003 and forward. The Company may also be subject to audits in Canada for years 2001 and forward. The Company is currently under state income tax audit in New York and expects the commencement of certain state tax bebe stores, inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Income Taxes (Continued)

audits in the near term. At this time, the Company does not believe that the outcome of any examination will have a material impact on the Company's financial statements.

        As of July 4, 2009, the Company has $3.8 million in unrecognized tax benefits (including interest and penalties of $0.7 million) reflected in other liabilities. If recognized, the $3.1 million in unrecognized tax benefits would affect the effective tax rate. While the Company expects the amount of unrecognized tax benefits to change in the next twelve months, the change is not expected to have a significant effect on the estimated effective annual tax rate, the results of the operations or financial position.

(in millions)
Balance as of July 6, 2008	$3.4
Additions for tax positions taken during the current year	0.6
Additions for tax positions taken during prior years	0.3
Reductions for tax positions taken during prior years	(0.2)
Settlements	—
Expirations of statues of limitations	(0.3)

Balance as of July 4, 2009	$3.8

9. Property and Equipment

        Property and equipment consist of the following:

	As of
	July 4, 2009	July 5, 2008
	(in thousands)
Leasehold Improvements	$153,374	$142,066
Furniture, Fixtures and Equipment	50,564	42,571
Computer Hardware and Software	35,721	31,717
Land and Buildings	12,646	10,941
Construction in Progress	7,194	16,816

Total	259,499	244,111
Less: Accumulated Depreciation	(133,198)	(110,983)

Property and Equipment, net	$126,301	$133,128

        Construction in progress consists primarily of construction costs related to facilities that will open subsequent to year end and information technology projects.

10. Employee Benefit Plan

        Employees are eligible to participate in the Company's 401(k) plan if they have been employed by the Company for one year, have reached age 21 and work at least 1,000 hours annually. Generally, employees can defer up to 75% of their gross wages up to the maximum limit allowable under the Internal Revenue Code. The employer can make a discretionary matching contribution for the bebe stores, inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Employee Benefit Plan (Continued)

employee. Employer contributions to the plan for the years ended July 4, 2009, July 5, 2008, and July 7, 2007 were $364,000, $284,000 and $219,000, respectively.

11. Shareholders' Equity

Preferred Stock

        The Company is authorized to issue up to 1,000,000 shares of $0.001 par value preferred stock and to fix the rights, preferences, privileges and restrictions including voting rights, of these shares without any further vote or approval by the shareholders. No preferred stock has been issued to date.

Common Stock Plans

        The 1997 Stock Plan as amended (the "Stock Plan") provides for the grant of incentive stock options, non-qualified stock options, stock purchase rights, stock awards and restricted stock units ("RSU"). Although the Stock Plan allows for stock options and related awards to be granted at prices below fair market value, the Company has historically granted such options at the fair market value of the stock on the date of grant. Stock options and related awards have a maximum term of ten years. Options and restricted stock units granted to employees generally vest over four years with 20% of the award vested in each of the first and second years and 30% vested in each of the remaining two years. Options granted to directors generally vest over four years with 20% of the award vested in each of the first and second years and 30% vested in each of the remaining two years. Restricted stock units awarded to directors generally vest over a period of one year from the date of grant. As of July 4, 2009, the Company has 9,261,064 shares of common stock authorized and unissued under the Stock Plan and there were 3,848,226 shares available for future grant.

        The following table summarizes information about stock options outstanding at July 4, 2009:

	Options Outstanding			Options Vested and Exercisable
Exercise Prices	Number (In thousands)	Weighted Average Remaining Life (in years)	Weighted Average Exercise Price	Number (In thousands)	Weighted Average Exercise Price
$ 2.95 to $ 7.63	1,087	6.23	$6.56	583	$6.23
$ 7.71 to $ 9.75	1,329	4.77	8.80	1,270	8.81
$ 9.90 to $12.73	1,204	7.58	11.06	220	11.24
$13.13 to $18.72	1,064	5.97	16.02	709	16.42
$18.94 to $28.43	637	6.30	21.74	389	21.79

	5,321	6.13	$11.85	3,171	$11.80

        As of July 4, 2009, July 5, 2008 and July 7, 2007 there were approximately 3,171,000, 4,391,000 and 3,384,000 options exercisable at weighted average exercise prices per share of $11.80, $10.16 and $9.14, respectively.

bebe stores, inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Shareholders' Equity (Continued)

        The following table summarizes stock option activity:

	Shares Outstanding (Amounts in thousands)	Weighted Average Exercise Price of Share	Weighted Average Remaining Contractual Term	Average Intrinsic Value (in thousands)
Outstanding, July 2, 2006	7,350	$9.59
Granted	1,062	20.62
Exercised	(1,777)	6.12
Cancelled	(537)	15.81

Outstanding, July 7, 2007	6,098	11.95
Granted	1,401	12.99
Exercised	(374)	6.86
Cancelled	(447)	16.67

Outstanding, July 5, 2008	6,678	12.14
Granted	1,495	8.81
Exercised	(175)	5.87
Cancelled	(2,677)	11.22

Outstanding, July 4, 2009	5,321	$11.85	6.13	$512

Exercisable, July 4, 2009	3,171	$11.80	4.75	$436
Options vested and expected to vest—end of period	4,584	$11.94	5.74	$476

        Intrinsic value for stock options is defined as the difference between the current market value and the grant price. For the year ended July 4, 2009, July 5, 2008 and July 7, 2007 the total intrinsic value of stock options exercised was $0.6 million, $2.4 million and $26.7 million, respectively. Cash received from stock options exercised during the year ended July 4, 2009, July 5, 2008 and July 7, 2007 was $1.0 million, $2.6 million and $10.9 million, respectively, and the actual tax benefit realized for tax deductions from stock options exercised totaled $0.5 million, $2.4 million and $25.2 million, respectively.

bebe stores, inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Shareholders' Equity (Continued)

        The following table summarizes RSU activity:

	Shares (In thousands)	Weighted Average Grant Date Fair Value Per Share
Nonvested, July 2, 2006	64	$15.89
Granted	40	19.67
Cancelled	(23)	16.66
Vested	(14)	21.20

Nonvested, July 7, 2007	67	17.23
Granted	33	13.16
Cancelled	(12)	20.84
Vested	(3)	20.60

Nonvested, July 5, 2008	85	16.35
Granted	105	7.97
Cancelled	(79)	10.33
Vested	(20)	14.15

Nonvested, July 4, 2009	91	$13.97

Stock based compensation

        For the fiscal years ended July 4, 2009, July 5, 2008 and July 7, 2007 the Company recognized share-based compensation expense of $5.4 million, $10.0 million and $10.8 million, respectively, as a component of selling, general and administrative expenses. As of July 4, 2009, there was $6.0 million (before any related tax benefit) of total unrecognized compensation cost related to nonvested share-based compensation that is expected to be recognized over a weighted-average period of 3.2 years.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Shareholders' Equity (Continued)

        The following table presents the weighted average assumptions used in the option pricing model for the stock options granted in the years ended July 4, 2009, July 5, 2008 and July 7, 2007:

	July 4, 2009	July 5, 2008	July 7, 2007
Expected dividend rate	2.36%	1.48%	0.9%
Volatility	51.1%	47.2%	47.8%
Risk-free interest rate	2.5%	3.9%	4.7%
Expected lives (years)	4.2	4.3	4.1
Fair value per option granted	$3.23	$5.17	$8.72

Stock Purchase Plan

        The 1998 Employee Stock Purchase Plan (the "Plan") has a total of 2,531,250 shares of common stock reserved for issuance. The Plan is implemented in three-month purchase periods. The price at which stock may be purchased is equal to 95% of the fair market value of our common stock on the Purchase Date. During the years ended July 4, 2009, July 5, 2008 and July 7, 2007 there were 12,000, 11,000 and 9,200 shares issued, respectively.

12. Litigation

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

        A former employee sued the Company in a complaint filed July 27, 2006 in the Superior Court of California, San Mateo County (case No. CIV 456550) alleging a failure to pay all wages, failure to pay overtime wages, failure to pay minimum wages, failure to provide meal periods, violation of Labor Code §450, violation of Labor Code §2802 and California Code of Regulations §11040(9)(A), statutory wage violations (late payment of wages), unlawful business practices under Business and Professions Code §16720 and §17200, conversion of wages and violation of Civil Code §52.1. The plaintiff purports to bring the action also on behalf of current and former California bebe employees who are similarly situated. The lawsuit seeks compensatory, statutory, punitive, restitution and injunctive relief. In August 2009, the court extended its prior order conditionally denying class certification and maintained a stay bebe stores, inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Litigation (Continued)

of the action until a final order is issued regarding the proposed class settlement described in the lawsuit immediately above (filed April 28, 2005) .

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

	2008 Quarter Ended
	October 6	January 5	April 5	July 5
	(in thousands, except per share data)
Net sales	$161,082	$203,329	$151,729	$171,482
Gross margin	76,515	94,001	66,344	78,554
Selling, general and administrative expenses	56,180	62,755	59,002	58,107
Income from operations	20,335	31,246	7,342	20,447
Income before income taxes	24,030	35,304	12,567	23,865
Net income	15,379	23,368	8,348	15,985
Basic income per share	$0.17	$0.26	$0.09	$0.18
Diluted income per share	$0.16	$0.26	$0.09	$0.18

	2009 Quarter Ended
	October 4	January 3	April 4	July 4(1)
	(in thousands, except per share data)
Net sales	$163,260	$181,902	$127,657	$130,179
Gross margin	73,302	70,127	48,306	51,459
Selling, general and administrative expenses	59,155	61,463	56,761	55,930
Income (loss) from operations	14,147	8,664	(8,455)	(4,471)
Income (loss) before income taxes	17,177	10,525	(7,792)	(3,352)
Net income (loss)	11,205	6,798	(5,045)	(323)
Basic income (loss) per share	$0.13	$0.08	$(0.06)	$(0.00)
Diluted income (loss) per share	$0.12	$0.08	$(0.06)	$(0.00)

(1)
Selling, general and administrative expenses in this fiscal quarter are net of $4.1 million of impairment charges for store assets.

 INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION OF DOCUMENT
3.1(h)	Amended and Restated Articles of Incorporation of Registrant.
3.2(f)	Amended and Restated Bylaws of Registrant.
4.1(a)	Specimen certificate representing the Common Stock (in standard printer form, not provided).
10.1(i)(*)	1997 Stock Plan.
10.2(a)(*)	1998 Stock Purchase Plan.
10.3(a)(*)	Form of Indemnification Agreement.
10.6(b)
Standard Industrial/Commercial-Tenant Lease-Net dated November 30, 1998 between Registrant and Far Western Land and Investment Company, Inc., (lease for additional building to house administrative departments in Brisbane, California).
10.8(c)	Form of Retail Store License Agreement between Registrant and [company].
10.9(d)	Amendment No. 1 to Lease Agreement (amendment to Standard Industrial/Commercial-Tenant Lease-Net dated November 30, 1998 between Registrant and Far Western Land and Investment Company, Inc.)
10.10(e)	Lease Agreement dated October 24, 2000, as amended, between Registrant and Lincoln PO Benicia Limited Partnership.
10.12(e)	Form of Restricted Stock Units Agreement.
10.17(f)	Standard Offer, Agreement and Escrow Instructions for Purchase of Real Estate dated January 20, 2004 by and among bebe stores, inc. and 10345 Olympic LLC.
10.18(g)	Business Loan Agreement dated March 28, 2003, as amended, between Registrant and Bank of America N.A.
10.19(h)(*)	Management Bonus Plan
10.20(j)	Third Amendment to Business Loan Agreement between Registrant and bank of America N.A.
10.21(k)(*)	bebe stores, inc. Form of Stock Option Agreement
10.22(l)(*)	bebe stores, inc. Form of Restricted Stock Unit Agreement
10.23(m)	Business Loan Agreement between Registrant and Wells Fargo
10.24(*)	Compensation Agreement with Tara Poseley
10.25(*)	Compensation Agreement with Kathleen Fong-Lee
21.1	Subsidiaries of Registrant.
23.1	Consent of Independent Registered Public Accounting Firm.
24.1	Power of Attorney (see signature page).
31.1	Section 302 Certification of Chief Executive Officer.
31.2	Section 302 Certification of Chief Financial Officer.
32.1	Section 906 Certification of Chief Executive Officer.

EXHIBIT NUMBER	DESCRIPTION OF DOCUMENT
32.2	Section 906 Certification of Chief Financial Officer.

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

(k)
Incorporated by reference from exhibit 99.3 to Registrant's Current Report on Form 8-K filed on November 23, 2005.

(l)
Incorporated by reference from exhibit 99.4 to Registrant's Current Report on Form 8-K filed on November 23, 2005.

(m)
Incorporated by reference from exhibits 10.27 and 10.28 to Registrant's Current Report on Form 8-K filed May 21, 2009.

(*)
Indicates management contracts or compensatory plans or arrangements required to be filed as exhibits to this report on Form 10-K.