Form 10-Q
period 2009-10-03
bebe stores, inc.
filed 2009-11-12
CIK 1059272

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 3, 2009

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

The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding as of October 30, 2009 was 86,784,121.

bebe stores, inc.

PART I.        FINANCIAL INFORMATION

ITEM 1.        Condensed Consolidated Financial Statements

bebe stores, inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(unaudited)

	As of October 3, 2009	As of July 4, 2009	As of October 4, 2008

Assets:
Current assets:
Cash and equivalents	$80,710	$91,390	$119,565
Available for sale securities	38,477	40,018	—
Trading securities	69,460	69,504	—
Auction rate securities written put option	12,106	12,740	—
Receivables (net of allowance of $1,277, $1,277 and $1,215)	5,953	5,134	9,976
Inventories, net	36,483	39,194	49,312
Deferred income taxes, net	7,822	8,549	9,283
Prepaid and other	32,422	30,947	19,538
Total current assets	283,433	297,476	207,674
Available for sale securities	120,431	118,187	228,155
Property and equipment, net	120,187	126,301	137,022
Deferred income taxes, net	25,264	24,272	24,846
Other assets	5,644	5,219	4,007
Total assets	$554,959	$571,455	$601,704

Liabilities and Shareholders’ Equity:
Current liabilities:
Accounts payable	$19,214	$26,621	$33,592
Accrued liabilities	29,394	36,671	29,529
Total current liabilities	48,608	63,292	63,121
Deferred rent and other lease incentives	44,781	45,448	47,736
Uncertain tax positions	3,258	3,220	3,401
Total liabilities	96,647	111,960	114,258

Commitments and contingencies

Shareholders’ equity:
Preferred stock-authorized 1,000,000 shares at $0.001 par value per share; no shares issued and outstanding	—	—	—
Common stock-authorized 135,000,000 shares at $0.001 par value per share; issued and outstanding 86,780,290, 86,758,973 and 89,004,780 shares	87	87	89
Additional paid-in capital	140,098	139,437	141,962
Accumulated other comprehensive loss	(7,753)	(12,261)	(7,739)
Retained earnings	325,880	332,232	353,134
Total shareholders’ equity	458,312	459,495	487,446
Total liabilities and shareholders’ equity	$554,959	$571,455	$601,704

See accompanying notes to condensed consolidated financial statements.

bebe stores, inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(unaudited)

	Three Months Ended
	October 3,	October 4,
	2009	2008

Net sales	$125,659	$163,260
Cost of sales, including production and occupancy	79,498	89,958

Gross margin	46,161	73,302
Selling, general and administrative expenses	53,022	59,155

Operating income (loss)	(6,861)	14,147
Interest and other income, net	1,042	3,030

Income (loss) before income taxes	(5,819)	17,177
Income tax provision (benefit)	(1,637)	5,972

Net income (loss)	$(4,182)	$11,205

Basic income (loss) per share	$(0.05)	$0.13
Diluted income (loss) per share	$(0.05)	$0.12

Basic weighted average shares outstanding	86,766	88,962
Diluted weighted average shares outstanding	86,766	90,038

See accompanying notes to condensed consolidated financial statements.

bebe stores, inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Three Months Ended
	October 3, 2009	October 4, 2008

Cash flows from operating income:
Net income	$(4,182)	$11,205
Adjustments to reconcile net income to cash provided by operating activities
Non-cash compensation expense	631	1,739
Depreciation and amortization	7,040	6,201
Net loss on disposal of property	2,220	156
Gain on trading securities	(22)	—
Tax benefit from exercise of stock options and awards	17	53
Excess tax benefit from exercise of stock options and awards	(6)	(28)
Deferred rent and other lease incentives	(748)	1,591
Deferred income taxes	(75)	—
Long term income taxes payable	38	—
Changes in operating assets and liabilities:
Receivables	(1,206)	(1,791)
Inventories	2,795	(6,660)
Prepaid expenses and other	(1,668)	(3,071)
Accounts payable	(7,409)	10,392
Accrued liabilities	(7,306)	(5,185)
Net cash provided (used) by operating activities	(9,881)	14,602

Cash flows from investing activities:
Purchase of property and equipment	(3,144)	(8,830)
Purchase of marketable securities	(8,477)	—
Proceeds from sales of investment securities	10,718	2,200
Net cash used by investing activities	(903)	(6,630)

Cash flows from financing activities:
Net proceeds from issuance of common stock	122	374
Excess tax benefit from exercise of stock options and awards	6	28
Cash dividends paid	(6,507)	(8,895)
Other	—	(38)
Net cash used by financing activities	(6,379)	(8,531)

Net decrease in cash and cash equivalents	(17,163)	(559)
Effect of exchange rate changes on cash	6,483	(3,220)
Cash and equivalents:
Beginning of period	91,390	123,344
End of period	$80,710	$119,565

See accompanying notes to condensed consolidated financial statements.

bebe stores, inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

INTERIM FINANCIAL STATEMENTS

The accompanying condensed consolidated balance sheets of bebe stores, inc. (the “Company”) as of October 3, 2009, July 4, 2009 and October 4, 2008, the condensed consolidated statements of operations for the three months ended October 3, 2009 and October 4, 2008 and the condensed consolidated statements of cash flows for the three months ended October 3, 2009 and October 4, 2008 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X, without audit. Accordingly, they do not include all of the information required by accounting principles generally accepted in the United States of America for annual financial statements. Therefore, these condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended July 4, 2009.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position at the balance sheet dates and the results of operations for the periods presented have been included. The condensed consolidated balance sheet at July 4, 2009, presented herein, was derived from the audited balance sheet included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 4, 2009.

The Company’s business is affected by the pattern of seasonality common to most retail apparel businesses. The results for the periods presented are not necessarily indicative of future financial results.

The Company revised cash flows from operating activities for the three months ended October 4, 2008 on its statements of cash flows to separately present the tax benefit and excess tax benefit from exercise of stock options and awards.  Net cash provided by (used in) operating and financing activities for the quarter changed by immaterial amounts.

The Company has evaluated all subsequent events that occurred after the balance sheet date through November 12, 2009, the date the condensed consolidated financial statements were issued.

FISCAL YEAR

The Company’s fiscal year is a 52 or 53 week period, each period ending on the first Saturday after June 30.  Fiscal years 2009 and 2008 each include 52 weeks.

The three month periods ended October 3, 2009 and October 4, 2008 each include 13 weeks.

RECENT ACCOUNTING PRONOUNCEMENTS

Codification

Effective July 1, 2009, the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) became the single official source of authoritative, nongovernmental generally accepted accounting principles (“GAAP”) in the United States.  The historical GAAP hierarchy was eliminated, and the ASC became the only level of authoritative GAAP, other than guidance issued by the Securities and Exchange Commission.  The Company’s accounting policies were not affected by the conversion to ASC.  However, references to specific accounting standards in the footnotes to the Company’s consolidated financial statements have been changed to refer to the appropriate section of ASC.

Fair Value

In September 2006, the FASB issued guidance which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements.  This guidance is contained in ASC 820, “Fair Value Measurements and Disclosures”.  In February 2008, the FASB deferred the effective date for non-financial assets and liabilities, except for certain items that are recognized or disclosed at fair value at least annually.  The Company elected to partially adopt the provisions ASC 820 as of July 6, 2008 for financial instruments. Although the partial adoption did not materially impact the Company’s financial condition, results of operations or cash flow, the Company is now required to provide additional disclosures as part of its financial statements.  The Company’s adoption of the remaining provisions of ASC 820, pertaining to fair value disclosures related to non-financial assets and liabilities, on July 5, 2009 has not had a material impact on the Company’s consolidated financial position, statements of operations or cash flows.

In April 2009, the FASB issued additional guidance in accordance with ASC 825, “Financial Instruments”.  The additional guidance adds required disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements.  The guidance also requires those disclosures in summarized financial information at interim reporting periods.

This guidance is effective for interim periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  The Company’s adoption of this requirement has not had a material impact on the Company’s consolidated financial position, statements of operations or cash flows, as it relates to disclosure only.

INVENTORIES

The Company’s inventories consisted of:

	As of
	October 3, 2009	July 4, 2009	October 4, 2008
	(In thousands)
Merchandise available for sale	$34,717	$37,043	$44,329
Raw materials	1,766	2,151	4,983
Inventories, net	$36,483	$39,194	$49,312

EARNINGS PER SHARE

Basic earnings per share is computed as net earnings divided by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur from common shares issuable through the exercise of dilutive stock options.

The following is a reconciliation of the number of shares used in the basic and diluted earnings per share computations:

	Three Months Ended
	October 3, 2009	October 4, 2008
	(In thousands)
Basic weighted average number of shares outstanding	86,766	88,962
Incremental shares from the assumed issuance of stock options	—	1,076

Diluted weighted average number of shares outstanding	86,766	90,038

The number of incremental shares from the assumed issuance of stock options is calculated by applying the treasury stock method.

Excluded from the computation of the number of diluted weighted average shares outstanding were options to purchase 5,056,980 and 3,372,000 shares of common stock for the three months ended October 3, 2009 and October 4, 2008, respectively, which would have been anti-dilutive.

COMMON STOCK PURCHASES

In October 2008, the board of directors authorized a program to repurchase up to $30 million of the Company’s common stock.  The Company intends, from time to time, as business conditions warrant, to purchase stock in the open market or through private transactions.  Purchases may be increased, decreased or discontinued at any time without prior notice.  The plan does not obligate the Company to repurchase any specific number of shares and may be suspended at any time at management’s discretion.  No shares were repurchased during the three months ended October 3, 2009 or the three months ended October 4, 2008.  As of October 3, 2009, there was $16.7 million available for repurchase under the program.

COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) consists of net income (loss) and other comprehensive income (income, expenses, gains and losses that bypass the income statement and are reported directly as a separate component of equity).  The Company’s comprehensive income (loss) consists of net income (loss), gain (loss) on available for sale securities and foreign currency translation adjustments for all periods presented.

	Three Months Ended
	October 3, 2009	October 4, 2008
	(in thousands)
Net income (loss)	$(4,182)	$11,205
Gain (loss) on available for sale securities	2,243	(5,396)
Accumulated translation adjustments	2,265	2,082

Total comprehensive income (loss)	$326	$7,891

INVESTMENTS

The Company’s investment portfolio consists of treasury bills, guaranteed investment certificates and auction rate securities. The Company holds a variety of interest bearing auction rate securities (“ARS”) consisting of federally insured student loan backed securities and insured municipal authority bonds. As of October 3, 2009, the Company’s ARS portfolio totaled approximately $189.9 million, $69.5 million classified as trading securities (net of impairment charges of $12.7 million) and $120.4 million (net of a temporary impairment charge of $14.6 million, of which a $2.2 million gain has been recognized in the current year) classified as available for sale securities. The Company’s ARS portfolio includes approximately 98% federally insured student loan backed securities and 2% municipal authority bonds. The Company’s ARS portfolio consists of approximately 46% AAA rated investments, 10% AA rated investments, 33% A rated investments and 11% BBB rated investments. This is a change from the Company’s fiscal 2009 portfolio, which consisted of 46% AAA rated investments, 14% AA rated investments, 30% A rated investments and 10% BBB rated investments. These ARS investments are intended to provide liquidity via an auction process that resets the applicable interest rate at predetermined calendar intervals, allowing investors to either roll over their holdings or gain immediate liquidity by selling such interests at par. The uncertainties in the credit markets that began in February 2008 have affected the Company’s holdings in ARS investments and auctions for the Company’s investments in these securities have failed to settle on their respective settlement dates. Historically the fair value of ARS investments had approximated par value due to the frequent resets through the auction process. While the Company continues to earn interest on its ARS investments at the maximum contractual rate, these investments are not currently trading and therefore do not currently have a readily determinable market value. Accordingly, the estimated fair value of ARS no longer approximates par value. Consequently, the investments are not currently liquid, and the Company will not be able to access these funds until a future auction of these investments is successful, the issuer redeems the securities, or at maturity. Maturity dates for these ARS investments range from 2010 to 2044 with principal distributions occurring on certain securities prior to maturity.

In November 2008, the Company entered into a settlement agreement related to its ARS held with UBS Financial Services, Inc. (“UBS”) that grants the Company certain rights related to these ARS (the “Right”). Beginning June 30, 2010, at the Company’s request, UBS has agreed to purchase all of the Company’s ARS currently held with them at par value. Conversely, UBS has the right, in its discretion, to purchase or sell the Company’s ARS at any time until July 2, 2012, so long as the Company receives payment at par value upon any sale or disposition. The enforceability of the Right results in a put option which should be recognized as a free standing asset separate from the ARS. Upon acceptance of the offer from UBS in November 2008, the Company recorded the put option at fair value of $11.6 million, with a corresponding credit to interest and other income, net. Although it is a financial instrument, the put option does not meet the FASB’s definition of a derivative instrument, therefore the Company has elected to measure the put option at fair value. As a result, unrealized gains and losses are included in earnings.  At October 3, 2009, the fair value of the put option is $12.1 million, net of a reserve of $0.6 million, of which a gain of $0.02 million has been recognized in the current year.

Prior to accepting the UBS offer, the Company recorded its ARS held with UBS as investments available for sale, with an associated unrealized loss included in other comprehensive income. In connection with our acceptance of the UBS offer in November 2008, the Company transferred approximately $84.4 million in ARS subject to the UBS settlement from investments available for sale to trading securities and recorded a loss on investments of approximately $12.1 million. As a result, subsequent changes in fair value of the ARS have been recorded as a component of net income. The Company intends to exercise the Right when it becomes available, and as such the associated investments have been classified as short term on the balance sheet.

The remainder of the Company’s ARS investment portfolio of $120.4 million, net of a temporary impairment charge of $14.6 million, remains available for sale on our balance sheet. The related temporary impairment charge remains as a loss in accumulated other comprehensive income.

The Company also holds short term available for sale securities totaling $38.5 million as of October 3, 2009, that consist of treasury bills and guaranteed investment certificates which are classified as available for sale securities on its balance sheet at cost which approximates fair value.

The Company reviews its impairments in accordance with guidance issued by the FASB and SEC in order to determine the classification of the impairment as “temporary” or “other-than-temporary”. A temporary impairment charge results in an unrealized loss being recorded in the accumulated other comprehensive income component of shareholders’ equity. Such an unrealized loss does not affect net income for the applicable accounting period. An other-than-temporary impairment charge is recorded as a loss in the condensed consolidated statements of operations for the applicable accounting period. When evaluating the investments for other-than-temporary impairment, the Company estimates the expected cash flows of the underlying collateral by reviewing factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and any changes thereto, and the Company’s intent to sell, or whether it is more likely than not it will be required to sell, the investment before recovery of the investment’s amortized cost basis. The Company has not recorded any impairment loss from its available for sale investments as other-than-temporary based on such analysis.

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

The following is a summary of our available for sale securities:

	As of October 3, 2009
	Cost	Unrealized Losses Less Than 12 Months	Unrealized Losses 12 Months or Greater	Estimated Fair Value
	(in thousands)
Treasury bills	$30,000	$—	$—	$30,000
Guaranteed investment certificates	8,477	—	—	8,477
Auction rate securities	135,025	—	(14,594)	120,431
Total	$173,502	$—	$(14,594)	$158,908

	As of October 4, 2008
	Cost	Unrealized Losses Less Than 12 Months	Unrealized Losses 12 Months or Greater	Estimated Fair Value
	(in thousands)
Auction rate securities	$241,350	$(13,195)	$—	$228,155

CREDIT FACILITIES

The Company has an unsecured commercial line of credit agreement which provides for borrowings and issuance of letters of credit of up to a combined total of $25.0 million and expires on March 31, 2012. The outstanding balance bears interest at either the bank’s reference rate (which was 3.25% as of October 3, 2009) or the LIBOR rate (which was 0.25% as of October 3, 2009) plus 1.75 percentage points. As of October 3, 2009, there were no outstanding cash borrowings and there was $2.7 million of letters of credit outstanding.

This credit facility requires the Company to maintain a $2.5 million compensating balance and to comply with certain financial covenants, including amounts for minimum tangible net worth, unencumbered liquid assets and profitability, and certain restrictions on making loans and investments. As of October 3, 2009 the Company was not in compliance with respect to one covenant of the agreement requiring specified quarterly income levels. A waiver has been obtained for the quarter ended October 3, 2009.

STOCK BASED COMPENSATION

The following table summarizes the stock based compensation expense recognized under the Company’s stock plan during the three months ended October 3, 2009 and October 4, 2008:

	Three Months Ended
	October 3, 2009	October 4, 2008
	(in thousands)
Stock options	$699	$1,595
Nonvested stock awards/units	(68)	144
Total stock based compensation expense	$631	$1,739

Unrecognized compensation cost related to nonvested stock options and nonvested stock awards/units totaled approximately $7.7 million and $0.3 million, respectively, as of October 3, 2009.  This cost is expected to be recognized over a weighted average period of 2.9 years.  The weighted average fair value of stock options at their grant date during the three months ended October 3, 2009 and October 4, 2008 was $2.87 and $4.10, respectively.

During the first quarter of 2010, the Company filed a Tender Offer Statement on Schedule TO with the SEC pursuant to which the Company extended an offer to employees and non-employee directors to exchange up to an aggregate of 2,058,475 options to purchase shares of our common stock, whether vested or unvested. Options with an exercise price greater than $10.74 per share and an expiration date after September 29, 2009 were eligible to be tendered pursuant to the offer. The closing market price on September 29, 2009 was $7.64. In accordance with the Tender Offer (the “TO”), the number of new options issued was based on exchange ratios as set forth in the table below:

Exercise Price Range	Shares Subject to Option Surrendered	Shares Subject to Replacement Option To Be Granted
$10.75-$14.99	1.14	1
$15.00-$19.99	1.84	1
$20.00 and above	2.06	1

A total of 1,710,735 options were tendered and cancelled, and a total of 1,126,267 options were granted on September 29, 2009 with an exercise price of $7.64 per share.  Replacement options granted in exchange for fully or partially unvested surrendered options at the time they were surrendered for cancellation will vest as follows: (A) vested shares subject to eligible options and unvested shares subject to eligible options scheduled to vest prior to the one-year anniversary of the replacement grant date shall vest on the one-year anniversary of the replacement grant date and (B) unvested shares subject to eligible options scheduled to vest after the one-year anniversary of the replacement grant date shall vest according to the original vest dates of the eligible option. The TO was subject to modification accounting pursuant to FASB ASC 718-20-35-3 whereby the total compensation cost measured at the date of modification was the incremental cost resulting from the modification. The incremental cost resulting from the modification is measured as the excess of the fair value of the modified award over the fair value of the original award immediately before its terms are modified. The incremental fair value of $0.3 million for the new awards was computed using an expected life of 4.07 years, a risk-free interest rate of 1.94% and a volatility of 54%. The incremental fair value of the unvested awards is being amortized over the remaining service period.

FAIR VALUE MEASUREMENTS

The FASB has established a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

Assets and Liabilities Measured at Fair Value on a Recurring Basis:

As of October 3, 2009, the Company held financial instruments that are measured at fair value on a recurring basis. These included cash equivalents, trading securities, a written put option related to a UBS settlement and available for sale securities. Cash equivalents consist of money market funds. Short term available for sale securities consist of government treasury bills and guaranteed investment certificates. Trading securities consist of auction rate securities (“ARS”) held with UBS. Long term available for sale securities consist of ARS held with another broker. These securities consist of federally insured student loan backed securities and insured municipal authority bonds.

The Company determined the estimated fair value of its investment in ARS as of October 3, 2009 using a discounted cash flow model. The assumptions used in preparing the discounted cash flow model include estimates for interest rates, timing, credit ratings, credit wrap and amount of cash flows and expected holding periods of the ARS. The ARS written put right is a free-standing asset separate from the ARS and represents the Company’s contractual right to require UBS to purchase its ARS at par value during the two-year period beginning June 20, 2010. In order to value the ARS written put right, the Company considered intrinsic value, time value of money and its assessment of the credit worthiness of UBS.

The following items are measured at fair value on a recurring basis as of October 3, 2009:

Description	October 3, 2009	Using Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
	Fair value measurements at reporting date
	(In thousands)
Cash equivalents	$51,083	$51,083	$—	$—
Current available for sale securities	38,477	38,477	—	—
Trading securities	69,460	—	—	69,460
ARS written put option	12,106	—	—	12,106
Non-current available for sale securities	120,431	—	—	120,431
Total	$291,557	$89,560	$—	$201,997

The following table presents the Company’s activity for assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended October 3, 2009:

Investments in ARS
(In thousands)
Balance as of July 4, 2009	$200,431
Total gains or (losses) (realized or unrealized)
Included in net loss	22
Included in accumulated other comprehensive loss	2,244
Settlements	(700)
Balance as of October 3, 2009	$201,997

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis:

The Company measures certain non-financial assets and liabilities, including long-lived assets, at fair value on a non-recurring basis.  During the 13 weeks ended October 3, 2009, the Company recorded a charge of approximately $1.7 million related to the impairment of assets related to under-performing stores.  The fair market value of these assets was determined using the income approach and level 3 inputs, which required management to make significant estimates about future cash flows.  Management estimates the amount and timing of future cash flows based on its experience and knowledge of the retail market in which each store operates.  This impairment charge is included in selling, general and administrative expenses (“SG&A”) in the accompanying condensed consolidated statements of operations.  The Company was not required to measure any other significant non-financial assets and liabilities at fair value.

LEGAL MATTERS

As of the date of this filing, the Company was involved in ongoing legal proceedings as described below.

A former employee sued the Company in a complaint filed on April 28, 2005 in the United States District Court for the Northern District of California (case No. C050177) alleging violations under the Fair Labor Standards Act, specifically that the Company obligated her to buy and wear its brand clothing as a uniform, without reimbursement or credit, and the net effect of deducting the value of such required purchases from her wages would often result in her not being paid minimum wages. The plaintiff purports to bring the action also on behalf of a class of hourly, non-managerial employees who are similarly situated. The lawsuit seeks compensatory, statutory and injunctive relief. The Company negotiated a confidential settlement in this case which received final court approval on November 3, 2009. The Company accrued an amount the Company believes reasonably estimates the potential liability, which did not have a material impact on the Company’s financial position or results of operations.

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

The Company will defend itself vigorously against each of these claims. However, the results of any litigation are inherently uncertain, and thus the Company cannot assure you that it will be able to successfully defend in these lawsuits. Where required, and/or otherwise appropriate, the Company has recorded an estimate of potential liabilities that the Company believes is reasonable. Any estimates are revised as further information becomes available.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements, which involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements.  Statements that are predictive in nature, that depend upon or refer to future events or conditions or that include words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” “thinks,” and similar expressions are forward-looking statements.   Forward-looking statements include statements about our expected results of operations, capital expenditures and store openings.  Although we believe that these statements are based upon reasonable assumptions, we cannot assure you that our goals will be achieved. These forward-looking statements are made as of the date of this Form 10-Q, and we assume no obligation to update or revise them or provide reasons why actual results may differ. Factors that might cause such a difference include, but are not limited to, our ability to respond to changing fashion trends, obtain raw materials and find manufacturing facilities, attract and retain key management personnel, develop new concepts, successfully open future stores, successfully manage our online business, maintain and protect information technology, respond effectively to competitive pressures in the apparel industry and adverse economic conditionsand protect our intellectual property as well as declines in comparable store sales performance, changes in the level of consumer spending or preferences in apparel and/or other factors discussed in “Risk Factors” and elsewhere in this Form 10-Q.

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

We market our products under the bebe, BEBE SPORT, bbsp, 2b bebe and PH8 brand names through our 307 retail stores, of which 212 are bebe stores, 61 are BEBE SPORT stores, 33 are 2b bebe stores and 1 is a bebe accessories store as of October 3, 2009. These stores are located in 35 states, the District of Columbia, Puerto Rico, the U.S. Virgin Islands and Canada. In addition, we have an on-line store at www.bebe.com, and our licensees operate 37 international stores as of October 3, 2009. During the three months ended October 3, 2009, we opened 2 bebe stores and closed a bebe store, a BEBE SPORT store and a 2b bebe store.  We expect to open approximately 5 bebe stores during fiscal 2010. We also plan to expand an existing store.  We intend to convert our BEBE SPORT stores to PH8 stores in the second quarter of fiscal 2010.

bebe stores.  We were founded by Manny Mashouf, our Chief Executive Officer and Chairman of the Board. We opened our first store in San Francisco, California in 1976, which was also the year we incorporated. We also operate one bebe accessory store that features a limited assortment of bebe merchandise, including outerwear, shoes and accessories.

BEBE SPORT. We launched BEBE SPORT during fiscal 2003 to address the performance and active lifestyle needs of the bebe customer.  We offer a selection of sportswear and footwear under the BEBE SPORT and bbsp brand names.  In September 2009, we began introducing product under our new PH8 label in our existing BEBE SPORT stores and we intend to convert the BEBE SPORT stores to PH8 stores in November 2009, and begin to offer BEBE SPORT product in bebe and 2b bebe stores starting Holiday 2009.  In our PH8 stores, we will offer a selection of casual weekend apparel, work-out attire and accessories such as bags, shoes and various seasonal items.  In addition, we will launch a separate PH8 on-line store in June 2010 that will provide a complete assortment of PH8 product and will also be used as a vehicle to communicate with our new customers.  Due to the change in store fronts and product offering we will exclude the new PH8 stores from comparable store sales as of November 2009.

2b bebe stores.  We currently operate 15 2b bebe stores and 18 stores operating in the outlet store design under the 2b bebe name.  The stores operating in the 2b bebe design sell bebe logo, 2b bebe merchandise and a small percentage of bebe retail markdowns.  The stores operating in the outlet design with the same name change sell bebe logo, 2b bebe merchandise and a large percentage of bebe retail markdowns.

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

The preparation of these financial statements requires the appropriate application of certain accounting policies, many of which require us to make estimates and assumptions about future events and their impact on amounts reported in our financial statements and related notes. Since future events and their impact cannot be determined with certainty, the actual results will inevitably differ from our estimates. Such differences could be material to the financial statements. We believe our application of accounting policies, and the estimates inherently required therein, are reasonable. Our most critical accounting policies are those related to revenue recognition, stock based compensation, inventories, marketable securities, impairment of long lived assets, uncertain tax positions and liabilities for self-insurance. We continually evaluate these accounting policies and estimates, and we make adjustments when facts and circumstances dictate a change. Our accounting policies are described in Note 1 to the consolidated financial statements in our annual report on Form 10-K for the fiscal year ended July 4, 2009. This discussion and analysis should be read in conjunction with such discussion and with our condensed consolidated financials statements and related notes included in Part 1, Item 1 of this quarterly report.

RESULTS OF OPERATIONS

Our fiscal year is a 52 or 53 week period, each period ending on the first Saturday after June 30.  Fiscal years 2010 and 2009 each include 52 weeks.  The three months ended October 3, 2009 and October 4, 2008 each include 13 weeks.

The following table sets forth certain financial data as a percentage of net sales for the periods indicated:

	Three Months Ended
	October 3,	October 4,
	2009	2008

Net sales	100.0%	100.0%
Cost of sales, including production and occupancy (1)	63.3	55.1

Gross margin	36.7	44.9
Selling, general and administrative expenses (2)	42.2	36.2

Operating income (loss)	(5.5)	8.7
Interest and other income, net	0.9	1.9

Income (loss) before income taxes	(4.6)	10.6
Provision (benefit) for income taxes	(1.3)	3.7

Net income (loss)	(3.3)%	6.9%

(1)	Cost of sales includes the cost of merchandise, occupancy costs, distribution center and production costs.

(2)	Selling, general and administrative expenses primarily consist of non-occupancy store costs, corporate overhead and advertising costs.

Net Sales. Net sales decreased to $125.7 million during the three months ended October 3, 2009 from $163.3 million for the comparable period of the prior year, a decrease of $37.6 million, or 23.0%. The decrease in sales was primarily due to a 25.7% decrease in comparable store sales resulting primarily from the overall macroeconomic environment, in which we saw lower traffic and conversion in stores, a reduced customer acceptance of the merchandise offering and a 16.6% decrease in our on-line sales.  These decreases were partially offset by stores not included in the comparable store sales, an increase in wholesale sales to international licensees and an increase in royalty revenue.

	Three Months Ended
	October 3,	October 4,
	2009	2008

Net sales (In thousands)	$125,659	$163,260

Total net sales increase (decrease) percentage	(23.0)%	1.4%

Comparable store sales decrease percentage	(25.7)%	(10.8)%

Net sales per average square foot (1)	$104	$138

Square footage at end of period (In thousands)	1,155	1,143

Number of store locations:
Beginning of period	308	303
New store locations	2	5
Closed store locations	3	1
Number of stores open at end of period	307	307

(1)                                               We calculate net sales per average square foot using net store sales and monthly average store square footage.

Gross Margin. Gross margin decreased to $46.2 million during the three months ended October 3, 2009 from $73.3 million for the comparable period of the prior year, a decrease of $27.1 million, or 37.0%. As a percentage of net sales, gross margin decreased to 36.7% for the three months ended October 3, 2009 from 44.9% in the comparable period of the prior year.  The decrease in gross margin as a percentage of net sales was primarily due to higher markdowns and unfavorable occupancy leverage partially offset by lower other costs.

Selling, General and Administrative Expenses. Selling, general and administrative expenses, which primarily consist of non-occupancy store costs, corporate overhead and advertising costs, decreased to $53.0 million during the three months ended October 3, 2009 from $59.2 million for the comparable period of the prior year, a decrease of $6.2 million, or 10.5%. As a percentage of net sales, selling, general and administrative expenses increased to 42.2% during the three months ended October 3, 2009 from 36.2% in the comparable period of the prior year.  The decrease in dollars over the prior year was primarily due to an increase in depreciation expense and a $1.7 million impairment charge related to under-performing stores offset by lower compensation and advertising expense.  The increase as a percentage of net sales is a result of lower revenues.

Interest and Other Income, Net. We generated approximately $1.0 million of interest and other income, net of other expenses during the three months ended October 3, 2009 compared to approximately $3.0 million in the comparable period of the prior year. The decrease in interest and other income resulted from investments in lower-yielding tax-exempt investments and money market funds.

Provision for Income Taxes. Our effective tax rate was a 28.1% benefit for the three months ended October 3, 2009 compared to a 34.8% provision for the comparable period in the prior year.  The lower effective tax rate was primarily due to discrete adjustments booked during the quarter offset by an increase in tax-exempt interest income as a percent of total pre-tax loss and a change in tax treatment related to our stock option exchange in which incentive stock options that were exchanged were converted to non-qualified stock options.

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

LIQUIDITY AND CAPITAL RESOURCES

Our working capital requirements vary widely throughout the year and generally peak during the first and second fiscal quarters. As of October 3, 2009, we had approximately $309.1 million of cash and equivalents and investments on hand of which approximately $40.0 million were invested in government treasury bills (of these, $10.0 million are classified as cash equivalents), approximately $8.5 million were invested in guaranteed investment certificates, and approximately $189.9 million, net of impairment charges of $27.3 million, were invested in auction rate securities (“ARS”). We do not anticipate the lack of liquidity in the ARS to impact our ability to fund our operations in the foreseeable future and believe we have sufficient cash and equivalents to fund ongoing operations. In addition, we have a revolving line of credit, under which we may borrow or issue letters of credit up to a combined total of $25 million. As of October 3, 2009, there were no cash borrowings outstanding under the line of credit, and letters of credit outstanding totaled $2.7 million.  This credit facility requires us to maintain a $2.5 million compensating balance and to comply with certain financial covenants, including amounts for minimum tangible net worth, unencumbered liquid assets and profitability, and certain restrictions on making loans and investments.  As of October 3, 2009, we were not in compliance with one covenant of the agreement requiring specified quarterly income levels.  We obtained a waiver as of October 3, 2009, with respect to this covenant for the quarter ended October 3, 2009.

As of October 3, 2009, we had cash and equivalents of $80.7 million held in accounts managed by third-party financial institutions consisting of invested cash and cash in our operating accounts.  The invested cash is invested in interest bearing funds managed by third party financial institutions.  These funds invest in direct obligations of the government of the United States.  To date, we have experienced no loss or lack of access to our invested cash or equivalents; however, we can provide no assurances that access to our invested cash and equivalents will not be impacted by adverse conditions in the financial markets.

At any point in time we also have approximately $75 to $100 million of invested cash and cash in operating accounts that are with third party financial institutions.  These balances exceed the Federal Deposit Insurance Corporation insurance limits.  While we monitor daily the cash balances in our operating accounts and adjust the cash balances as appropriate, these cash balances could be impacted if the underlying financial institutions fail or could be subject to other adverse conditions in the financial markets.  To date, we have experienced no loss or lack of access to invested cash or cash in our operating accounts.

Net cash used by operating activities for the three months ended October 3, 2009 was $9.9 million versus cash provided by operating activities of $14.6 million for the three months ended October 4, 2008. The decrease of $24.5 million from the comparable period was primarily due to a decrease in net earnings of $15.4 million and decreased changes in working capital of $8.5 million primarily related to lower accounts payable resulting from decreases in finished goods inventory at stores and reduced costs related to new store openings.

Net cash used by investing activities for the three months ended October 3, 2009 was $0.9 million versus $6.6 million for the three months ended October 4, 2008.  The decrease of $5.7 million versus the prior year comparable period was primarily due to lower capital expenditures.  We expect that total capital expenditures will be below $20 million in fiscal 2010.

Net cash used by financing activities was $6.4 million for the three months ended October 3, 2009 versus $8.5 million for the three months ended October 4, 2008.  The decrease of $2.1 million from the prior year comparable period was primarily due to lower dividends paid related to a lower rate declared for the first quarter of fiscal 2010 ($0.025 per share versus $0.05 per share in the prior year).

We hold a variety of interest bearing ARS consisting of federally insured student loan backed securities and insured municipal authority bonds. As of October 3, 2009, our ARS portfolio totaled approximately $189.9 million, $69.5 million (net of an impairment charge of $12.7 million) classified as trading securities and $120.4 million (net of temporary impairment charge of $14.6 million) classified as long-term available for sale securities. Our ARS portfolio includes approximately 98% federally insured student loan backed securities and 2% municipal authority bonds. Our ARS portfolio consists of approximately 46% AAA rated investments, 10% AA rated investments, 33% A rated investments and 11% BBB rated investments.  This is a change from our fiscal 2009 portfolio, which consisted of 46% AAA rates investments, 14% AA rated investments, 30% A rated investments and 10% BBB related investments.  These ARS investments are intended to provide liquidity via an auction process that resets the applicable interest rate at predetermined calendar intervals, allowing investors to either roll over their holdings or gain immediate liquidity by selling such interests at par. The uncertainties in the credit markets that began in February 2008 have affected our holdings in ARS investments and auctions for our investments in these securities have failed to settle on their respective settlement dates. Historically the fair value of ARS investments had approximated par value due to the frequent resets through the auction process. While we continue to earn interest on our ARS investments at the maximum contractual rate, these investments are not currently trading and therefore do not currently have a readily determinable market value. Accordingly, the estimated fair value of ARS no longer approximates par value.  Consequently, the investments are not currently liquid, and we will not be able to access these funds until a future auction of these investments is successful, the issuer redeems the securities, or at maturity. Maturity dates for these ARS investments range from 2010 to 2044 with principal distributions occurring on certain securities prior to maturity.

In November 2008, we entered into a settlement agreement related to our ARS held with UBS Financial Services, Inc. (“UBS”) that grants us certain rights related to these ARS (the “Right”).  Beginning June 30, 2010, at our request, UBS has agreed to purchase all of our ARS currently held with them at par value.  Conversely, UBS has the right, in its discretion, to purchase or sell our ARS at any time until July 2, 2012, so long as we receive payment at par value upon any sale or disposition.  The enforceability of the Right results in a put option which should be recognized as a free standing asset separate from the ARS.  Upon acceptance of the offer from UBS, we recorded the put option at fair value of $11.6 million, with a corresponding credit to interest income.  Although it is a financial instrument, the put option does not meet the FASB’s definition of a derivative instrument, therefore we have elected to measure the put option at fair value.  As a result, unrealized gains and losses are included in earnings.  At October 3, 2009, the fair value of the put option is $12.1 million, net of a reserve of $0.6 million, of which a gain of $0.02 million has been recognized in the current year.

Prior to accepting the UBS offer, we recorded our ARS held with UBS as investments available for sale, with an associated unrealized loss included in other comprehensive income.  In connection with our acceptance of the UBS offer in November 2008, we transferred approximately $84.4 million in ARS subject to the UBS settlement from investments available for sale to trading securities and recorded a loss on investments of approximately $12.1 million.  As a result, changes in fair value of the ARS are recorded as a component of net income.  We intend to exercise the Right when it becomes available, and as such the associated investments have been classified as short-term on the balance sheet.

In October 2008, our board of directors authorized a program to repurchase up to $30 million of our common stock.  We may, from time to time, as business conditions warrant, purchase stock in the open market or through private transactions.  Purchases may be increased, decreased or discontinued at any time without prior notice.  The plan does not obligate us to repurchase any specific number of shares and may be suspended at any time at management’s discretion.   We did not repurchase any shares during the first quarter of fiscal 2010 and $16.7 million remains available under the program.

We believe that our cash and cash equivalents on hand, will be sufficient to meet our capital and operating requirements for at least the next twelve months. Our future capital requirements, however, will depend on numerous factors, including without limitation, liquidity of our auction rate securities, the size and number of new and expanded stores and/or store concepts, investment costs for management information systems, potential acquisitions and/or joint ventures, repurchase of stock and future results of operations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks, which include changes in U.S. interest rates and, to a lesser extent, foreign exchange rates. We do not engage in financial transactions for trading or speculative purposes.

Interest Rate Risk

We currently maintain a portfolio of variable interest rate investments consisting of cash equivalents, government treasury bills, guaranteed investment certificates and both short-term and long-term investments consisting of ARS.   According to our investment policy, we may invest in taxable and tax-exempt instruments.  In addition, the policy establishes limits on credit quality, maturity, issuer and type of instrument. Marketable securities are classified as “trading” or “available for sale”.  We do not use derivative financial instruments in our investment portfolio.

All highly liquid investments with a maturity of three months or less at the date of purchase are considered to be cash equivalents.  Investments are considered short-term available for sale securities if the original maturity is between three months and twelve months, short-term trading securities if they are ARS related to the Right with UBS, or long term investments if the original maturity is greater than twelve months. Historically the fair value of ARS investments had approximated par value due to the frequent resets through the auction process. While we continue to earn interest on our ARS investments at the maximum contractual rate, these investments are not currently trading and therefore do not currently have a readily determinable market value. Accordingly, the estimated fair value of ARS no longer approximates par value. We determined the estimated fair value of our investment in ARS as of October 3, 2009 using a discounted cash flow model to estimate the fair value of our investments in ARS. The assumptions used in preparing the discounted cash flow model include estimates for interest rates, timing and amount of cash flows and expected holding periods of the ARS. The ARS written put right is a free standing asset separate from the ARS, and represents our contractual right to require UBS to purchase our ARS at par value during the two year period beginning June 20, 2010.  In order to value the ARS written put right, we considered intrinsic value, time value of money and our assessment of the credit worthiness of UBS.  We have modified our investment strategy and increased our investments in more liquid money market investments.  An immediate and uniform increase in market interest rate of 100 basis points from levels as of October 3, 2009 would cause an additional decline of approximately 3.5%, or $6.4 million, in the fair market value of our investments in ARS.

The following table lists our cash, cash equivalents and investments as of October 3, 2009:

Fair Value
(Dollars in thousands)
Cash	$29,627
Weighted average interest rate	0.00%
Cash equivalents	$51,083
Weighted average interest rate	0.07%
Current available for sale securities	$38,477
Weighted average interest rate	0.09%
Trading securities	$69,460
Weighted average interest rate	0.77%
Non-current available for sale securities	$120,431
Weighted average interest rate	0.70%
Total	$309,078

The interest payable on outstanding cash borrowings under our bank line of credit is based on variable interest rates and is therefore affected by changes in market interest rates. If interest rates rose significantly, our results from operations and cash flows would not be materially affected since we have no outstanding borrowings.

Foreign Currency Risks

We enter into a significant amount of purchase obligations outside of the United States, substantially all of which are negotiated and settled in U.S. Dollars and, therefore, have only minimal exposure to foreign currency exchange risks. We also operate a subsidiary for which the functional currency is the Canadian Dollar. In accordance with FASB ASC 830, “Foreign Currency Matters”, we translate assets and liabilities of Canada’s operations into U.S. dollars at month-end rates, while we translate income and expenses at the weighted average exchange rates for the month. We record the related translation adjustments in accumulated other comprehensive income as a separate component of shareholders’ equity. Fluctuations in exchange rates therefore impact our financial condition and results of operations, as reported in U.S. Dollars.   We do not hedge against foreign currency risks and believe that foreign currency exchange risk is immaterial.

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

There has been no change in our internal control over financial reporting during the quarter ended October 3, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Factors that might cause our actual results to differ materially from the forward looking statements discussed elsewhere in this report, as well as affect our ability to achieve our financial and other goals, include, but are not limited to, those set forth below.  Except for changes to the general economic conditions risk factor, there have been no material changes in our risk factors from those disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended July 4, 2009.

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

In addition, we depend on the expertise and execution of our key employees, particularly Manny Mashouf, our founder, Chief Executive Officer and Chairman of the Board of Directors and Kathy Lee, Chief Merchandising Officer. If we lose the services of Mr. Mashouf, Ms. Lee, or any key officers or employees, it could harm our business and results of operations.

4. If we are not able to successfully develop new concepts, including 2b bebe and PH8, our revenue base and earnings may be impaired.  From time to time, we may pursue new concepts.  If the 2b bebe, PH8 or other new concepts are not successful we may incur additional charges related to closed stores or store impairment and as such, our results from operations and financial condition may be harmed.

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

6. We cannot assure you that future store openings will be successful, and new store openings may impact existing stores. We expect to open approximately 5 bebe stores in fiscal 2010.  In the past, we have closed stores as a result of poor performance, and we cannot assure you that the stores that we plan to open in fiscal 2010, or any other stores that we might open in the future, will be successful or that our overall operating profit will increase as a result of opening these stores. During the first quarter of fiscal 2010 we closed 3 stores and anticipate closing 3 additional stores during the remainder of the fiscal year. Most of our new store openings in fiscal 2010 will be in existing markets. These openings may affect the existing stores’ net sales and profitability. Our failure to predict accurately the demographic or retail environment at any future store location could have a material adverse effect on our business, financial condition and results of operations.

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

13. We may be required to record losses in future quarters as a result of the decline in value of our investments in auction rate securities or as a result of a change in our ability to hold our investment in auction rate securities.   We hold a variety of interest bearing ARS comprised of federally insured student loan backed securities and insured municipal authority bonds. These ARS investments are intended to provide liquidity via an auction process that resets the applicable interest rate at predetermined calendar intervals, allowing investors to either roll over their holdings or gain immediate liquidity by selling such interests at par. The recent uncertainties in the credit markets that began in February 2008 have affected our holdings in ARS investments and the majority of auctions for our investments in these securities have failed to settle on their respective settlement dates. Consequently, $189.2 million of our ARS are not currently liquid and we will not be able to access these funds until a future auction of these investments is successful or securities are purchased or redeemed outside of the auction process. Maturity dates for these ARS investments range from 2010 to 2044, with principal distributions occurring on certain securities prior to maturity.

We entered into a settlement agreement related to our ARS held with UBS Financial Services, Inc. (“UBS”) that grants us certain rights related to these ARS (the “Right”). Beginning June 30, 2010, at our request, UBS has agreed to purchase all of our ARS currently held with them at par value. Conversely, UBS has the right, in its discretion, to purchase or sell our ARS at any time until July 2, 2012, so long as we receive payment at par value upon any sale or disposition. We expect to sell our ARS under our agreement with UBS. However, if the Right is not exercised before July 2, 2012, they will expire, and UBS will have no further right or obligation to buy our ARS. So long as we hold our ARS, they will continue to accrue interest as determined by the auction process or the terms of the ARS if the auction process fails. In addition, UBS’s obligation under the Right is not secured by its assets and does not require UBS to obtain any financing to support its performance obligation under the Right. UBS has disclaimed any assurance that it will have sufficient financial resources to satisfy its obligation under the Right. If UBS has insufficient funding to buy back the ARS and the auction process continues to fail, then we may incur further losses on the carrying value of the ARS.

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

RISKS RELATING TO OUR COMMON STOCK:

1. Because Manny Mashouf beneficially owns a substantial portion of the outstanding shares, other shareholders may not be able to influence the direction the company takes.    As of October 30, 2009, Manny Mashouf, our Chief Executive Officer and Chairman of the Board, beneficially owned approximately 53% of the outstanding shares of our common stock. As a result, he can control the election of directors and the outcome of all issues submitted to the shareholders. This may make it more difficult for a third party to acquire shares, may discourage acquisition bids, and could limit the price that certain investors might be willing to pay for shares of common stock. This concentration of stock ownership may have the effect of delaying, deferring or preventing a change in control of our company.

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

In addition, our comparable store sales have fluctuated significantly in the past, and we expect that they will continue to fluctuate in the future. For example, we incurred a net loss for the first quarter of fiscal 2010 and cannot assure you of future profitability.  A variety of factors affect comparable store sales, including fashion trends, competition, current economic conditions, the timing of release of new merchandise and promotional events, changes in our merchandise mix, the success of marketing programs and weather conditions. Our ability to deliver strong comparable store sales results and margins depends in large part on accurately forecasting demand and fashion trends, selecting effective marketing techniques, providing an appropriate mix of merchandise for our customer base, managing inventory effectively, and optimizing store performance by closing underperforming stores.

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

Dated November 12, 2009

bebe stores, inc.

/s/ Walter Parks
Walter Parks, Chief Operating Officer and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

31.1	Section 302 Certification of Chief Executive Officer
31.2	Section 302 Certification of Chief Financial Officer
32.1	Section 906 Certification of Chief Executive Officer
32.2	Section 906 Certification of Chief Financial Officer