Form 10-Q
period 2010-01-02
bebe stores, inc.
filed 2010-02-11
CIK 1059272

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 2, 2010

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

Indicate by check mark whether the registrant is a shell company (asdefinedinRule12b—2oftheExchange Act).   Yes☐ No ☒

The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding as of January 31, 2010 was 86,167,393.

bebe stores, inc.

PART I.        FINANCIAL INFORMATION

ITEM 1.        Condensed Consolidated Financial Statements

bebe stores, inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(unaudited)

	As of January 2, 2010	As of July 4, 2009	As of January 3, 2009

Assets:
Current assets:
Cash and equivalents	$102,874	$91,390	$143,975
Available for sale securities	49,738	40,018	—
Trading securities	72,182	69,504	—
Auction rate securities written put option	9,168	12,740	—
Receivables (net of allowance of $1,283, $1,277 and $1,252)	6,075	5,134	6,979
Inventories, net	30,381	39,194	37,499
Deferred income taxes, net	7,825	8,549	9,273
Prepaid and other	18,364	30,947	27,615
Total current assets	296,607	297,476	225,341
Trading securities	—	—	72,375
Available for sale securities	114,382	118,187	125,245
Auction rate securities written put option	—	—	11,586
Property and equipment, net	114,899	126,301	136,563
Deferred income taxes, net	25,578	24,272	24,827
Other assets	5,603	5,219	5,013
Total assets	$557,069	$571,455	$600,950

Liabilities and Shareholders’ Equity:
Current liabilities:
Accounts payable	$19,039	$26,621	$30,068
Accrued liabilities	32,388	36,671	35,130
Total current liabilities	51,427	63,292	65,198
Deferred rent and other lease incentives	44,383	45,448	46,790
Uncertain tax positions	3,565	3,220	3,401
Total liabilities	99,375	111,960	115,389

Commitments and contingencies

Shareholders’ equity:
Preferred stock-authorized 1,000,000 shares at $0.001 par value per share; no shares issued and outstanding	—	—	—
Common stock-authorized 135,000,000 shares at $0.001 par value per share; issued and outstanding 86,164,650, 86,758,973 and 88,478,634 shares	86	87	88
Additional paid-in capital	140,657	139,437	142,652
Accumulated other comprehensive loss	(6,522)	(12,261)	(10,588)
Retained earnings	323,473	332,232	353,409
Total shareholders’ equity	457,694	459,495	485,561
Total liabilities and shareholders’ equity	$557,069	$571,455	$600,950

See accompanying notes to condensed consolidated financial statements.

bebe stores, inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	January 2,	January 3,	January 2,	January 3,
	2010	2009	2010	2009

Net sales	$141,494	$181,902	$267,152	$345,162
Cost of sales, including production and occupancy	86,084	111,775	165,582	201,734

Gross margin	55,410	70,127	101,570	143,428
Selling, general and administrative expenses	51,296	61,463	104,318	120,618

Operating income (loss)	4,114	8,664	(2,748)	22,810
Interest and other income, net	840	1,861	1,883	4,891

Income (loss) before income taxes	4,954	10,525	(865)	27,701
Income tax provision	2,514	3,727	877	9,699

Net income (loss)	$2,440	$6,798	$(1,742)	$18,002

Basic earnings (loss) per share	$0.03	$0.08	$(0.02)	$0.20
Diluted earnings (loss) per share	$0.03	$0.08	$(0.02)	$0.20

Basic weighted average shares outstanding	86,663	88,881	86,715	88,857
Diluted weighted average shares outstanding	86,760	89,052	86,715	89,161

See accompanying notes to condensed consolidated financial statements.

bebe stores, inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Six Months Ended
	January 2, 2010	January 3, 2009

Cash flows from operating activities:
Net income (loss)	$(1,742)	$18,002
Adjustments to reconcile net income (loss) to cash provided by operating activities
Non-cash compensation expense	2,223	3,238
Depreciation and amortization	13,429	12,803
Non-cash charge for asset impairment	4,246	964
Net loss on disposal of property	932	428
Loss (gain) on trading securities	(2,995)	12,050
Loss (gain) on auction rate securities written put option	2,889	(11,586)
Tax benefit from exercise of stock options and awards	63	76
Excess tax benefit from exercise of stock options and awards	(7)	(28)
Deferred rent and other lease incentives	(1,188)	777
Deferred income taxes	(407)	(676)
Long term income taxes payable	345	—
Changes in operating assets and liabilities:
Receivables	(1,374)	95
Inventories	8,958	5,080
Prepaid expenses and other	12,547	(12,591)
Accounts payable	(7,583)	6,815
Accrued liabilities	(4,379)	(2,978)
Net cash provided by operating activities	25,957	32,469

Cash flows from investing activities:
Purchase of property and equipment	(6,987)	(17,713)
Purchase of investment securities	(50,373)	—
Proceeds from sales of investment securities	48,168	21,200
Net cash provided (used) by investing activities	(9,192)	3,487

Cash flows from financing activities:
Net proceeds from issuance of common stock	180	399
Purchase of common stock	(3,717)	(3,201)
Excess tax benefit from exercise of stock options and awards	7	28
Cash dividends paid	(8,677)	(13,074)
Other	—	(38)
Net cash used by financing activities	(12,207)	(15,886)

Net increase in cash and equivalents	4,558	20,070
Effect of exchange rate changes on cash	6,926	561
Cash and equivalents:
Beginning of period	91,390	123,344
End of period	$102,874	$143,975

See accompanying notes to condensed consolidated financial statements.

bebe stores, inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

INTERIM FINANCIAL STATEMENTS

The accompanying condensed consolidated balance sheets of bebe stores, inc. (the “Company”) as of January 2, 2010, July 4, 2009 and January 3, 2009, the condensed consolidated statements of operations for the three and six months ended January 2, 2010 and January 3, 2009 and the condensed consolidated statements of cash flows for the six months ended January 2, 2010 and January 3, 2009 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X, without audit. Accordingly, they do not include all of the information required by accounting principles generally accepted in the United States of America for annual financial statements. Therefore, these condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended July 4, 2009.

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

The Company revised cash flows from operating activities for the six months ended January 3, 2009 on its statements of cash flows to separately present the tax benefit and excess tax benefit from exercise of stock options and awards.  Net cash provided (used) by operating and financing activities for the prior year period changed by immaterial amounts.  Certain prior year amounts have been reclassified to conform to current year presentation.

The Company has evaluated all subsequent events that occurred after the balance sheet date through February 11, 2010, the date the condensed consolidated financial statements were issued.

FISCAL YEAR

The Company’s fiscal year is a 52 or 53 week period, each period ending on the first Saturday after June 30.  Fiscal years 2010 and 2009 each include 52 weeks.

The three month periods ended January 2, 2010 and January 3, 2009 each include 13 weeks.  The six month periods ended January 2, 2010 and January 3, 2009 each include 26 weeks.

RECENT ACCOUNTING PRONOUNCEMENTS

Codification

Effective July 1, 2009, the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) became the single official source of authoritative, nongovernmental generally accepted accounting principles (“GAAP”) in the United States.  The historical GAAP hierarchy was eliminated, and the ASC became the only level of authoritative GAAP, other than guidance issued by the Securities and Exchange Commission.  The Company’s accounting policies were not affected by the conversion to ASC.  However, references to specific accounting standards in the footnotes to the Company’s condensed consolidated financial statements have been changed to refer to the appropriate section of ASC.

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

In January 2010, the FASB issued ASU No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements.” ASU No. 2010-06 amends ASC 820 and clarifies and provides additional disclosure requirements related to recurring and non-recurring fair value measurements and employers’ disclosures about postretirement benefit plan assets. This ASU is effective for the Company on January 3, 2010. The Company does not currently anticipate that this ASU will have a material impact on its consolidated financial statements upon adoption.

INVENTORIES

The Company’s inventories consisted of:

	As of
	January 2, 2010	July 4, 2009	January 3, 2009
	(In thousands)
Merchandise available for sale	$29,349	$37,043	$33,602
Raw materials	1,032	2,151	3,897
Inventories, net	$30,381	$39,194	$37,499

EARNINGS PER SHARE

Basic earnings per share is computed as net earnings divided by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur from common shares issuable through the exercise of dilutive stock options.

The following is a reconciliation of the number of shares used in the basic and diluted earnings per share computations:

	Three Months Ended		Six Months Ended
	January 2, 2010	January 3, 2009	January 2, 2010	January 3, 2009
	(In thousands)		(In thousands)
Basic weighted average number of shares outstanding	86,663	88,881	86,715	88,857
Incremental shares from the assumed issuance of stock options	97	171	—	304

Diluted weighted average number of shares outstanding	86,760	89,052	86,715	89,161

The number of incremental shares from the assumed issuance of stock options is calculated by applying the treasury stock method.

Excluded from the computation of the number of diluted weighted average shares outstanding were options to purchase 4,733,000 and 7,072,000 shares of common stock for the three months ended January 2, 2010 and January 3, 2009, respectively, and 4,850,000 and 6,303,000 for the six months ended January 2, 2010 and January 3, 2009, respectively, which would have been anti-dilutive.

COMMON STOCK PURCHASES

Share repurchases were as follows:

	Three Months Ended		Six Months Ended
	January 2, 2010	January 3, 2009	January 2, 2010	January 3, 2009
	(In thousands, except per share data)		(In thousands, except per share data)
Number of shares repurchased	644	537	644	537
Total cost	$3,717	$3,201	$3,717	$3,201
Average per share cost including commissions	$5.77	$5.96	$5.77	$5.96

In October 2008, the board of directors authorized a program to repurchase up to $30 million of the Company’s common stock.  The Company intends, from time to time, as business conditions warrant, to purchase stock in the open market or through private transactions.  Purchases may be increased, decreased or discontinued at any time without prior notice.  The plan does not obligate the Company to repurchase any specific number of shares and may be suspended at any time at management’s discretion.  As of January 2, 2010, there was approximately $13.0 million available for repurchase under the program.

COMPREHENSIVE INCOME

Comprehensive income consists of net income (loss) and other comprehensive income (income, expenses, gains and losses that bypass the income statement and are reported directly as a separate component of equity).  The Company’s comprehensive income consists of net income (loss), gain (loss) on available for sale securities and foreign currency translation adjustments for all periods presented.

	Three Months Ended		Six Months Ended
	January 2, 2010	January 3, 2009	January 2, 2010	January 3, 2009
	(In thousands)
Net income (loss)	$2,440	$6,798	$(1,742)	$18,002
Gain (loss) on available for sale securities	147	516	2,390	(4,881)
Accumulated translation adjustments	1,084	(3,364)	3,349	(5,446)

Total comprehensive income	$3,671	$3,950	$3,997	$7,675

INVESTMENTS

The Company’s investment portfolio consists of treasury bills, certificates of deposit and auction rate securities. The Company holds a variety of interest bearing auction rate securities (“ARS”) consisting of federally insured student loan backed securities and insured municipal authority bonds. As of January 2, 2010, the Company’s ARS portfolio totaled approximately $185.6 million, $72.2 million classified as trading securities (net of impairment charges of $9.6 million, of which a $3.0 million gain has been recognized in the current year) and $113.4 million (net of a temporary impairment charge of $14.4 million, of which a $2.4 million unrealized gain has been recorded in the current year) classified as available for sale securities. The Company’s ARS portfolio includes approximately 98% federally insured student loan backed securities and 2% municipal authority bonds. The Company’s ARS portfolio consists of approximately 39% AAA rated investments, 7% AA rated investments, 35% A rated investments and 19% BBB rated investments. This is a change from the portfolio as of July 4, 2009, which consisted of 46% AAA rated investments, 14% AA rated investments, 30% A rated investments and 10% BBB rated investments. These ARS investments are intended to provide liquidity via an auction process that resets the applicable interest rate at predetermined calendar intervals, allowing investors to either roll over their holdings or gain immediate liquidity by selling such investments at par. The uncertainties in the credit markets that began in February 2008 have affected the Company’s holdings in ARS investments and auctions for the Company’s investments in these securities have failed to settle on their respective settlement dates. Historically the fair value of ARS investments had approximated par value due to the frequent resets through the auction process. While the Company continues to earn interest on its ARS investments at the maximum contractual rate, these investments are not currently trading and therefore do not currently have a readily determinable market value. Accordingly, the estimated fair value of ARS no longer approximates par value. Consequently, the investments are not currently liquid, and the Company will not be able to access these funds until a future auction of these investments is successful, the issuer redeems the securities, or at maturity. Maturity dates for these ARS investments range from 2010 to 2044 with principal distributions occurring on certain securities prior to maturity.

In November 2008, the Company entered into a settlement agreement related to its ARS held with UBS Financial Services, Inc. (“UBS”) that grants the Company certain rights related to these ARS (the “Right”). Beginning June 30, 2010, at the Company’s request, UBS has agreed to purchase all of the Company’s ARS currently held with them at par value. Conversely, UBS has the right, in its discretion, to purchase or sell the Company’s ARS at any time until July 2, 2012, so long as the Company receives payment at par value upon any sale or disposition. The enforceability of the Right results in a put option which should be recognized as a free standing asset separate from the ARS. Upon acceptance of the offer from UBS in November 2008, the Company recorded the put option at fair value of $11.6 million, with a corresponding credit to interest and other income, net. Although it is a financial instrument, the put option does not meet the FASB’s definition of a derivative instrument, therefore the Company has elected to measure the put option at fair value. As a result, unrealized gains and losses are included in earnings.  At January 2, 2010, the fair value of the put option is $9.2 million, net of a reserve of $0.5 million, of which a gain of $0.1 million has been recognized in the current year.

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

The remainder of the Company’s ARS investment portfolio of $113.4 million, net of a temporary impairment charge of $14.4 million, remains available for sale on our balance sheet. The related temporary impairment charge remains as a loss in accumulated other comprehensive income.

The Company also holds short term available for sale securities totaling $49.7 million as of January 2, 2010, that consist of $40.0 million in treasury bills and $9.7 million in certificates of deposit which are classified as available for sale securities on its balance sheet at cost which approximates fair value.

In addition to the ARS investments discussed above, the Company holds $1.0 million in certificates of deposit which are classified as long term available for sale securities at cost which approximates fair value.

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

The following is a summary of the Company’s available for sale securities:

	As of January 2, 2010
	Cost	Unrealized Losses Less Than 12 Months	Unrealized Losses 12 Months or Greater	Estimated Fair Value
	(in thousands)
Short term treasury bills	$40,000	$—	$—	$40,000
Short term certificates of deposit	9,738	—	—	9,738
Long term certificates of deposit	954	—	—	954
Long term auction rate securities	127,876	—	(14,448)	113,428
Total	$178,568	$—	$(14,448)	$164,120

	As of January 3, 2009
	Cost	Unrealized Losses Less Than 12 Months	Unrealized Losses 12 Months or Greater	Estimated Fair Value
	(in thousands)
Long term auction rate securities	$137,925	$(12,680)	$—	$125,245

CREDIT FACILITIES

The Company has an unsecured commercial line of credit agreement which provides for borrowings and issuance of letters of credit of up to a combined total of $25.0 million and expires on March 31, 2012. The outstanding balance bears interest at either the bank’s reference rate (which was 3.25% as of January 2, 2010) or the LIBOR rate (which was 0.23% as of January 2, 2010) plus 1.75 percentage points. As of January 2, 2010, there were no outstanding cash borrowings and there was $1.7 million of letters of credit outstanding.

This credit facility requires the Company to maintain a $2.5 million compensating balance and to comply with certain financial covenants, including amounts for minimum tangible net worth, unencumbered liquid assets and profitability, and certain restrictions on making loans and investments. As of January 2, 2010, the Company was in compliance with all financial covenants.

UNREDEEMED GIFT CARDS

The Company sells gift cards with no expiration dates to customers in its retail store locations, through its online stores, and through third parties.   Income from gift cards is recognized when they are redeemed by the customer.  In addition, the Company recognizes income on unredeemed gift cards when it can determine that the likelihood of the gift card being redeemed is remote and there is no legal obligation to remit the unredeemed gift cards to relevant jurisdictions (gift card breakage).  The Company determines the gift card breakage income based on historical redemption patterns.  The Company accumulated sufficient historical data to determine elapsed time for recording breakage income during the second quarter of fiscal 2010, which the Company estimates is five years.  Gift card breakage is included as other income within selling, general and administrative expenses.  During the three and six months ended January 2, 2010, the Company recognized $1.1 million in pre-tax income related to the initial recognition of gift card breakage.

STOCK BASED COMPENSATION

The following table summarizes the stock based compensation expense recognized under the Company’s stock plan during the three months and the six months ended January 2, 2010 and January 3, 2009:

	Three Months Ended		Six Months Ended
	January 2, 2010	January 3, 2009	January 2, 2010	January 3, 2009
	(In thousands)
Stock options	$1,475	$1,384	$2,174	$2,979
Unvested stock awards/units	117	115	49	259
Total stock based compensation expense	$1,592	$1,499	$2,223	$3,238

Unrecognized compensation cost related to nonvested stock options and unvested stock awards/units totaled approximately $6.0 million and $0.3 million, respectively, as of January 2, 2010.  This cost is expected to be recognized over a weighted average period of 2.8 years.  The weighted average fair value of stock options at their grant date during the three months ended January 2, 2010 and January 3, 2009 was $2.76 and $3.06, respectively.  For the six month periods ended January 2, 2010 and January 3, 2009, the weighted average fair values of stock options at their grant date were $2.82 and $3.79, respectively.

Since fiscal 2006, the Company has licensed software from a third party provider to automate the administration of its employee equity programs and calculate its stock-based compensation expense (the “Software”).  In the second quarter of 2010, the Company learned that the Software contained an error in how it calculated stock-based compensation expense.  To correct this error, the Company recorded additional stock-based compensation expense of $0.9 million in the second quarter of fiscal 2010.  As stock-based compensation is a non-cash item, there is no impact to net cash provided by operations in any period.

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

Exercise Price Range	Shares Subject to Option Surrendered	Shares Subject to Replacement Option To Be Granted
$ 10.75-$14.99	1.14	1
$ 15.00-$19.99	1.84	1
$ 20.00 and above	2.06	1

A total of 1,710,735 options were tendered and cancelled, and a total of 1,126,267 replacement options were granted on September 29, 2009 with an exercise price of $7.64 per share.  Replacement options granted in exchange for fully or partially unvested surrendered options at the time they were surrendered for cancellation will vest as follows: (A) vested shares subject to eligible options and unvested shares subject to eligible options scheduled to vest prior to the one-year anniversary of the replacement grant date shall vest on the one-year anniversary of the replacement grant date and (B) unvested shares subject to eligible options scheduled to vest after the one-year anniversary of the replacement grant date shall vest according to the original vest dates of the eligible option. The TO was subject to modification accounting pursuant to FASB ASC 718-20-35-3 whereby the total compensation cost measured at the date of modification was the incremental cost resulting from the modification. The incremental cost resulting from the modification is measured as the excess of the fair value of the modified award over the fair value of the original award immediately before its terms are modified. The incremental fair value of $0.3 million for the new awards was computed using an expected life of 4.07 years, a risk-free interest rate of 1.94% and a volatility of 54%. The incremental fair value of the unvested awards is being amortized over the remaining service period.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis:

As of January 2, 2010, the Company held financial instruments that are measured at fair value on a recurring basis. These included cash equivalents, trading securities, a written put option related to a UBS settlement and available for sale securities. Cash equivalents consist of money market funds. Short term available for sale securities consist of government treasury bills and certificates of deposit. Trading securities consist of auction rate securities (“ARS”) held with UBS. Long term available for sale securities consist of ARS held with another broker and a certificate of deposit. The ARS securities consist of federally insured student loan backed securities and insured municipal authority bonds.

The Company determined the estimated fair value of its investment in ARS as of January 2, 2010 using a discounted cash flow model. The assumptions used in preparing the discounted cash flow model include estimates for interest rates, timing, credit ratings, credit wrap and amount of cash flows and expected holding periods of the ARS. The ARS written put right is a free-standing asset separate from the ARS and represents the Company’s contractual right to require UBS to purchase its ARS at par value during the two-year period beginning June 30, 2010. In order to value the ARS written put right, the Company considered intrinsic value, time value of money and its assessment of the credit worthiness of UBS.

The following items are measured at fair value on a recurring basis as of January 2, 2010:

Description	January 2, 2010	Using Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
	Fair value measurements at reporting date
	(In thousands)
Cash equivalents	$52,912	$52,912	$—	$—
Current available for sale securities	49,738	49,738	—	—
Trading securities	72,182	—	—	72,182
ARS written put option	9,168	—	—	9,168
Non-current available for sale securities	114,382	954	—	113,428
Total	$298,382	$103,604	$—	$194,778

The following table presents the Company’s activity for assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended January 2, 2010:

Investments in Level 3 Securities
(In thousands)
Balance as of July 4, 2009	$200,431
Total gains or (losses) (realized or unrealized)
Included in net loss	107
Included in accumulated other comprehensive loss	2,390
Settlements	(8,150)
Balance as of January 2, 2010	$194,778

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis:

The Company measures certain non-financial assets and liabilities, including long-lived assets, at fair value on a non-recurring basis.  During the three and six months ended January 2, 2010, the Company recorded a charge of approximately $2.5 and $4.2 million, respectively, related to the impairment of assets related to under-performing stores.  The fair market value of these assets was determined using the income approach and level 3 inputs, which required management to make significant estimates about future cash flows.  Management estimates the amount and timing of future cash flows based on its experience and knowledge of the retail market in which each store operates.  This impairment charge is included in selling, general and administrative expenses (“SG&A”) in the accompanying condensed consolidated statements of operations.  The Company was not required to measure any other significant non-financial assets and liabilities at fair value.

LEGAL MATTERS

As of the date of this filing, the Company was involved in ongoing legal proceedings as described below.

A former employee sued the Company in a complaint filed July 27, 2006 in the Superior Court of California, San Mateo County (Case No. CIV 456550) alleging a failure to pay all wages, failure to pay overtime wages, failure to pay minimum wages, failure to provide meal periods, violation of Labor Code §450, violation of Labor Code §2802 and California Code of Regulations §11040(9)(A), statutory wage violations (late payment of wages), unlawful business practices under Business and Professions Code §16720 and §17200, conversion of wages and violation of Civil Code §52.1. The plaintiff purports to bring the action also on behalf of current and former California bebe employees who are similarly situated. The lawsuit seeks compensatory, statutory, punitive, restitution and injunctive relief.  The court has formally denied class certification regarding certain claims Plaintiff has moved to be certified.  Plaintiff has since moved to substitute in a new purported class representative and a hearing on the matter has been set for February 22, 2010.

A former employee sued the Company in a complaint filed in the Superior Court of California, Los Angeles County (BC 429230) and served on us February 4, 2010, alleging a failure to pay all wages, failure to provide meal periods and rest breaks, violation of Labor Code §450, §2802 and California Code of Regulations §11070(9)(A), statutory wage violations (late payment of wages), unlawful business practices under Business and Professions Code §16720 and §17200, and other associated claims.  The plaintiff purports to bring the action also on behalf of current and former California bebe employees who are similarly situated.  The lawsuit seeks compensatory, statutory, punitive, restitution and injunctive relief.  The case has been filed by the same law firm who filed the previously listed case (Case no. CIV 456550).

The Company sued Skechers, U.S.A., Inc. in a complaint filed October 8, 2009 in the Superior Court for the State of California, County of San Mateo (Case No. CIV 488671) alleging breach of contract, among other claims.   Defendant has yet to file an answer.  Plaintiff and Defendant have agreed to move the lawsuit into the County of San Francisco.

A customer sued the Company in a complaint filed October 14, 2009 in the Superior Court for the State of California, County of Los Angeles (BC 423835) alleging the company violated the Song-Beverly Credit Card Act, Civil Code §1747.08.  The plaintiff purports to bring the action also on behalf of other California bebe customers who are similarly situated.  The Company has filed its answer, is investigating the claims and formal discovery has commenced.

Four former employees sued the Company in a complaint filed December 14, 2009 in the United States District Court, Southern District of Texas (C.A. NO. 4:09-CV-039777) alleging discrimination and retaliation under Title VII of the Civil Rights Act of 1964 and 42 U.S.C. §1981, defamation, negligent hiring, supervision, retention and training, among other claims. The Company is investigating these allegations and its answer is due February 2010.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements, which involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements.  Statements that are predictive in nature, that depend upon or refer to future events or conditions or that include words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” “thinks,” and similar expressions are forward-looking statements.   Forward-looking statements include statements about our expected results of operations, capital expenditures and store openings.  Although we believe that these statements are based upon reasonable assumptions, we cannot assure you that our goals will be achieved. These forward-looking statements are made as of the date of this quarterly report, and we assume no obligation to update or revise them or provide reasons why actual results may differ. Factors that might cause such a difference include, but are not limited to, our ability to respond to changing fashion trends, obtain raw materials and find manufacturing facilities, attract and retain key management personnel, develop new concepts, successfully open future stores, successfully manage our online business, maintain and protect information technology, respond effectively to competitive pressures in the apparel industry and adverse economic conditions and protect our intellectual property as well as declines in comparable store sales performance, changes in the level of consumer spending or preferences in apparel and/or other factors discussed in “Risk Factors” and elsewhere in this quarterly report.

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

We market our products under the bebe, BEBE SPORT, bbsp, 2b bebe and PH8 brand names through our 309 retail stores, of which 213 are bebe stores, 62 are PH8 stores, 33 are 2b bebe stores and 1 is a bebe accessories store as of January 2, 2010. These stores are located in 35 states, the District of Columbia, Puerto Rico, the U.S. Virgin Islands and Canada. In addition, we have an on-line store at www.bebe.com, and our licensees operate 42 international stores as of January 2, 2010. During the six months ended January 2, 2010, we opened 3 bebe stores and a PH8 store and closed a bebe store, a PH8 store and a 2b bebe store.  We expect to open a total of approximately 5 bebe stores and a PH8 store during fiscal 2010. We also plan to expand an existing bebe store.   The number of anticipated store closures includes 2 bebe stores, 1 2b bebe store and up to 11 PH8 stores.

bebe stores.  We were founded by Manny Mashouf, our Chief Executive Officer and Chairman of the Board. We opened our first store in San Francisco, California in 1976, which was also the year we incorporated. We also operate one bebe accessory store that features a limited assortment of bebe merchandise, including outerwear, shoes and accessories.

PH8. We launched BEBE SPORT during fiscal 2003 to address the performance and active lifestyle needs of the bebe customer.  In November 2009 we converted all of our BEBE SPORT storefronts to PH8, and began to offer BEBE SPORT product in bebe and 2b bebe stores in the 2009 holiday season.  In addition, we changed our product offering to offer a selection of casual weekend apparel, work-out attire and accessories such as bags, shoes and various seasonal items under the new PH8 label.  Due to the change in store fronts and product offering we have excluded the new PH8 stores from comparable store sales as of November 2009.  In the second quarter 2010 we recorded asset impairment charges of $1.9 million to write-off underperforming PH8 stores.  Management will continue to assess the performance of the PH8 concept, which may result in an evaluation of strategic alternatives.

2b bebe stores.  We currently operate 15 2b bebe stores and 18 stores operating in the outlet store design under the 2b bebe name.  The stores operating in the 2b bebe design sell bebe logo, 2b bebe merchandise and a small percentage of bebe retail markdowns.  The stores operating in the outlet design sell bebe logo, 2b bebe merchandise and a large percentage of bebe retail markdowns.

On-line. bebe.com is an extension of the bebe store experience and provides a complete assortment of bebe merchandise. It is also used as a vehicle to communicate with our customers.

CRITICAL ACCOUNTING POLICIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations are based upon our consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America.

The preparation of these financial statements requires the appropriate application of certain accounting policies, many of which require us to make estimates and assumptions about future events and their impact on amounts reported in our financial statements and related notes. Since future events and their impact cannot be determined with certainty, the actual results will inevitably differ from our estimates. Such differences could be material to our financial statements. We believe our application of accounting policies, and the estimates inherently required therein, are reasonable. Our most critical accounting policies are those related to revenue recognition, stock based compensation, inventories, investments, impairment of long lived assets, uncertain tax positions and liabilities for self-insurance. We continually evaluate these accounting policies and estimates, and we make adjustments when facts and circumstances dictate a change. Our accounting policies are described in Note 1 to the consolidated financial statements in our annual report on Form 10-K for the fiscal year ended July 4, 2009. This discussion and analysis should be read in conjunction with such discussion and with our condensed consolidated financials statements and related notes included in Part 1, Item 1 of this quarterly report.

RESULTS OF OPERATIONS

Our fiscal year is a 52 or 53 week period, each period ending on the first Saturday after June 30.  Fiscal years 2010 and 2009 each include 52 weeks.  The three months ended January 2, 2010 and January 3, 2009 each include 13 weeks.  The six months ended January 2, 2010 and January 3, 2009 each include 26 weeks.

The following table sets forth certain financial data as a percentage of net sales for the periods indicated:

	Three Months Ended		Six Months Ended
	January 2,	January 3,	January 2,	January 3,
	2010	2009	2010	2009

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales, including production and occupancy (1)	60.8	61.4	62.0	58.4

Gross margin	39.2	38.6	38.0	41.6
Selling, general and administrative expenses (2)	36.3	33.8	39.0	34.9

Operating income (loss)	2.9	4.8	(1.0)	6.7
Interest and other income, net	0.6	1.0	0.7	1.4

Income (loss) before income taxes	3.5	5.8	(0.3)	8.1
Provision for income taxes	1.8	2.0	0.3	2.8

Net income (loss)	1.7%	3.8%	(0.6)%	5.3%

(1)                                    Cost of sales includes the cost of merchandise, occupancy costs, distribution center and production costs.

(2)                                    Selling, general and administrative expenses primarily consist of non-occupancy store costs, corporate overhead and advertising costs.

Net Sales. Net sales decreased to $141.5 million during the three months ended January 2, 2010 from $181.9 million for the comparable period of the prior year, a decrease of $40.4 million, or 22.2%. The decrease in sales was primarily due to a 22.5% decrease in comparable store sales resulting primarily from the overall macroeconomic environment, in which we saw lower traffic in stores and a 12.1% decrease in our on-line sales.  These decreases were partially offset by higher conversion in stores, an increase in wholesale sales to international licensees and an increase in royalty revenue.

For the six months ended January 2, 2010, net sales decreased to $267.2 million from $345.2 million for the comparable period of the prior year, a decrease of $78.0 million, or 22.6%.  The decrease in sales was primarily due to a 24.1% decrease in comparable store sales resulting primarily from the overall macroeconomic environment, in which we saw lower traffic in stores, a reduced customer acceptance of the merchandise offering and a 14.2% decrease in our on-line sales.  These decreases were partially offset by higher conversion in stores, stores not included in the comparable store sales, an increase in wholesale sales to international licensees and an increase in royalty revenue.

	Three Months Ended		Six Months Ended
	January 2,	January 3,	January 2,	January 3,
	2010	2009	2010	2009

Net sales (In thousands)	$141,494	$181,902	$267,152	$345,162

Total net sales decrease percentage	(22.2)%	(10.5)%	(22.6)%	(5.3)%

Comparable store decrease percentage (1)	(22.5)%	(20.1)%	(24.1)%	(16.0)%

Net sales per average square foot (2)	$122	$152	$231	$291

Square footage at end of period (In thousands)	1,157	1,164	1,157	1,164

Number of store locations:
Beginning of period	307	307	308	303
New store locations	2	6	4	11
Closed store locations	—	1	3	2
Number of stores open at end of period	309	312	309	312

(1)                                                     Beginning in November, 2009, comparable store sales excludes PH8 stores.

(2)                                                     We calculate net sales per average square foot using net store sales and monthly average store square footage.

Gross Margin. Gross margin decreased to $55.4 million during the three months ended January 2, 2010 from $70.1 million for the comparable period of the prior year, a decrease of $14.7 million, or 21.0%. As a percentage of net sales, gross margin increased to 39.2% for the three months ended January 2, 2010 from 38.6% in the comparable period of the prior year.  The increase in gross margin as a percentage of net sales was primarily due to lower markdowns, inventory shrink and damages partially offset by lower initial markup and unfavorable occupancy leverage.

For the six months ended January 2, 2010, gross margin decreased to $101.6 million from $143.4 million for the comparable period of the prior year, a decrease of $41.8 million, or 29.1%.  As a percentage of net sales, gross margin decreased to 38.0% for the six months ended January 2, 2010 from 41.6% in the comparable period of the prior year.  The decrease in gross margin as a percentage of net sales was primarily due to unfavorable occupancy leverage partially offset by lower inventory shrink and damages.

Selling, General and Administrative Expenses. Selling, general and administrative expenses, which primarily consist of non-occupancy store costs, corporate overhead and advertising costs, decreased to $51.3 million during the three months ended January 2, 2010 from $61.5 million for the comparable period of the prior year, a decrease of $10.2 million, or 16.6%. As a percentage of net sales, selling, general and administrative expenses increased to 36.3% during the three months ended January 2, 2010 from 33.8% in the comparable period of the prior year.  The decrease in dollars over the prior year was primarily due to a reduction in spending across all categories and a $1.1 million reduction of expense related to the initial recognition of gift card breakage income offset by a $2.5 million impairment charge related to under-performing stores, comprised of $1.9 million related to PH8 stores and $0.6 million related to bebe stores versus $1.0 million in the second quarter of fiscal 2009.

For the six months ended January 2, 2010, selling, general and administrative expenses decreased to $104.3 million from $120.6 million for the comparable period of the prior year, a decrease of $16.3 million, or 13.5%.  As a percentage of net sales, selling, general and administrative expenses increased to 39.0% from 34.9% in the comparable period of the prior year.  The decrease in dollars over the prior year was primarily due to a reduction in spending across all categories and a $1.1 million reduction of expense related to the initial recognition of gift card breakage income offset by a $4.2 million impairment charge related to under-performing stores, of which $3.6 million related to PH8 and BEBE SPORT stores and $0.6 million related to bebe stores versus $1.0 million in the comparable period of fiscal 2009.

Interest and Other Income, Net. We generated approximately $0.8 million of interest and other income, net of other expenses during the three months ended January 2, 2010 compared to approximately $1.9 million in the comparable period of the prior year. The decrease in interest and other income resulted from an increase in investments in lower-yielding tax-exempt investments and money market funds.

For the six month period ended January 2, 2010, we recorded approximately $1.9 million of interest and other income (net of other expenses), compared to $4.9 million in the comparable period of the prior year.  The decrease in interest and other income resulted from an increase in investments in lower-yielding tax-exempt investments and money market funds.

Provision for Income Taxes. Our effective tax rate increased to 50.7% for the three months ended January 2, 2010 from 35.0% for the comparable period in the prior year.  The higher effective tax rate was primarily due to deleveraging of incentive stock option compensation expense offset by higher tax exempt interest income as a percent of taxable income.  We also recorded an additional $0.4 million of discrete items during the quarter primarily related to fixed asset depreciation.

For the six months ended January 2, 2010, our effective tax rate increased to 101.3% from 35.0% for the comparable period in the prior year primarily due to discrete adjustments of $1.3 million recorded during the period as well as the deleveraging of stock compensation expense offset by higher tax exempt interest income as a percent of taxable income.

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

LIQUIDITY AND CAPITAL RESOURCES

Our working capital requirements vary widely throughout the year and generally peak during the first and second fiscal quarters. As of January 2, 2010, we had approximately $339.2 million of cash and equivalents and investments on hand of which approximately $40.0 million were invested in government treasury bills, approximately $10.7 million were invested in certificates of deposit, and approximately $185.6 million, net of impairment charges of $24.1 million, were invested in auction rate securities (“ARS”). We do not anticipate the lack of liquidity in the ARS to impact our ability to fund our operations in the foreseeable future and believe we have sufficient cash and equivalents to fund ongoing operations. In addition, we have a revolving line of credit, under which we may borrow or issue letters of credit up to a combined total of $25 million. As of January 2, 2010, there were no cash borrowings outstanding under the line of credit, and letters of credit outstanding totaled $1.7 million.  This credit facility requires us to maintain a $2.5 million compensating balance and to comply with certain financial covenants, including amounts for minimum tangible net worth, unencumbered liquid assets and profitability, and certain restrictions on making loans and investments.  As of January 2, 2010, we were in compliance with all covenants under the credit facility.

As of January 2, 2010, we had cash and equivalents of $102.9 million held in accounts managed by third party financial institutions consisting of invested cash and cash in our operating accounts.  The invested cash is invested in interest bearing funds managed by third party financial institutions.  These funds invest in direct obligations of the government of the United States.  To date, we have experienced no loss or lack of access to our invested cash or equivalents; however, we can provide no assurances that access to our invested cash and equivalents will not be impacted by adverse conditions in the financial markets.

At any point in time we also have approximately $75 to $105 million of invested cash and cash in operating accounts that are with third party financial institutions.  These balances exceed the Federal Deposit Insurance Corporation insurance limits.  While we monitor daily the cash balances in our operating accounts and adjust the cash balances as appropriate, these cash balances could be impacted if the underlying financial institutions fail or could be subject to other adverse conditions in the financial markets.  To date, we have experienced no loss or lack of access to invested cash or cash in our operating accounts.

Net cash provided by operating activities for the six months ended January 2, 2010 was $26.0 million versus cash provided by operating activities of $32.5 million for the six months ended January 3, 2009. The decrease of $6.5 million from the comparable period was primarily due to a decrease in net earnings of $19.7 million offset by increased changes in working capital of $12.1 million primarily related to lower prepaid taxes as a result of a federal tax refund received during the second quarter and lower estimated tax payments made this year versus the prior due to an anticipated decrease in projected income as well as lower accounts payable related to lower inventory balances.

Net cash used by investing activities for the six months ended January 2, 2010 was $9.2 million versus $3.5 million provided for the six months ended January 3, 2009.  The decrease of $12.7 million versus the prior year comparable period was primarily due to lower proceeds on the sale of investment securities combined with higher purchases of investment securities offset by lower capital expenditures.  We expect that total capital expenditures will be below $20 million in fiscal 2010.

Net cash used by financing activities was $12.2 million for the six months ended January 2, 2010 versus $15.9 million for the six months ended January 3, 2009.  The decrease in cash used of $3.7 million from the prior year comparable period was primarily due to lower dividends paid related to a lower rate declared for the first and second quarters of fiscal 2010 ($0.025 per share versus $0.05 per share in the prior year).

We hold a variety of interest bearing ARS consisting of federally insured student loan backed securities and insured municipal authority bonds. As of January 2, 2010, our ARS portfolio totaled approximately $185.6 million, $72.2 million (net of an impairment charge of $9.6 million) classified as trading securities and $113.4 million (net of temporary impairment charge of $14.4 million) classified as long term available for sale securities. Our ARS portfolio includes approximately 98% federally insured student loan backed securities and 2% municipal authority bonds. Our ARS portfolio consists of approximately 39% AAA rated investments, 7% AA rated investments, 35% A rated investments and 19% BBB rated investments.  This is a change from our fiscal 2009 portfolio, which consisted of 46% AAA rates investments, 14% AA rated investments, 30% A rated investments and 10% BBB related investments.  These ARS investments are intended to provide liquidity via an auction process that resets the applicable interest rate at predetermined calendar intervals, allowing investors to either roll over their holdings or gain immediate liquidity by selling such interests at par. The uncertainties in the credit markets that began in February 2008 have affected our holdings in ARS investments and auctions for our investments in these securities have failed to settle on their respective settlement dates. Historically the fair value of ARS investments had approximated par value due to the frequent resets through the auction process. While we continue to earn interest on our ARS investments at the maximum contractual rate, these investments are not currently trading and therefore do not currently have a readily determinable market value. Accordingly, the estimated fair value of ARS no longer approximates par value.  Consequently, the investments are not currently liquid, and we will not be able to access these funds until a future auction of these investments is successful, the issuer redeems the securities or at maturity. Maturity dates for these ARS investments range from 2010 to 2044 with principal distributions occurring on certain securities prior to maturity.

In November 2008, we entered into a settlement agreement related to our ARS held with UBS Financial Services, Inc. (“UBS”) that grants us certain rights related to these ARS (the “Right”).  Beginning June 30, 2010, at our request, UBS has agreed to purchase all of our ARS currently held with them at par value.  Conversely, UBS has the right, in its discretion, to purchase or sell our ARS at any time until July 2, 2012, so long as we receive payment at par value upon any sale or disposition.  The enforceability of the Right results in a put option which should be recognized as a free standing asset separate from the ARS.  Upon acceptance of the offer from UBS, we recorded the put option at fair value of $11.6 million, with a corresponding credit to interest income.  Although it is a financial instrument, the put option does not meet the FASB’s definition of a derivative instrument, therefore we have elected to measure the put option at fair value.  As a result, unrealized gains and losses are included in earnings.  At January 2, 2010, the fair value of the put option is $9.2 million, net of a reserve of $0.5 million, of which a gain of $0.1 million has been recognized in the current year.

Prior to accepting the UBS offer, we recorded our ARS held with UBS as investments available for sale, with an associated unrealized loss included in other comprehensive income.  In connection with our acceptance of the UBS offer in November 2008, we transferred approximately $84.4 million in ARS subject to the UBS settlement from investments available for sale to trading securities and recorded a loss on investments of approximately $12.1 million.  As a result, changes in fair value of the ARS are recorded as a component of net income.  We intend to exercise the Right when it becomes available, and as such the associated investments have been classified as short-term on our balance sheet.

In October 2008, our board of directors authorized a program to repurchase up to $30 million of our common stock.  We may, from time to time, as business conditions warrant, purchase stock in the open market or through private transactions.  Purchases may be increased, decreased or discontinued at any time without prior notice.  The plan does not obligate us to repurchase any specific number of shares and may be suspended at any time at management’s discretion.   During the second quarter of fiscal 2010 we purchased 0.6 million shares at an average price of $5.77 per share.  As of January 2, 2010, there was approximately $13.0 million available for additional purchases under the program.

We believe that our cash and cash equivalents on hand, will be sufficient to meet our capital and operating requirements for at least the next twelve months. Our future capital requirements, however, will depend on numerous factors, including without limitation, liquidity of our auction rate securities, the size and number of new and expanded stores and/or store concepts, investment costs for management information systems, potential acquisitions and/or joint ventures, purchases of our stock and future results of operations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks, which include changes in U.S. interest rates and, to a lesser extent, foreign exchange rates. We do not engage in financial transactions for trading or speculative purposes.

Interest Rate Risk

We currently maintain a portfolio of variable interest rate investments consisting of cash equivalents, government treasury bills, certificates of deposit and both short-term and long-term investments consisting of ARS.   According to our investment policy, we may invest in taxable and tax-exempt instruments.  In addition, the policy establishes limits on credit quality, maturity, issuer and type of instrument. Investments are classified as “trading” or “available for sale”.  We do not use derivative financial instruments in our investment portfolio.

All highly liquid investments with a maturity of three months or less at the date of purchase are considered to be cash equivalents.  Investments are considered short-term available for sale securities if the original maturity is between three months and twelve months, short-term trading securities if they are ARS related to the Right with UBS, or long term investments if the original maturity is greater than twelve months. Historically the fair value of ARS investments had approximated par value due to the frequent resets through the auction process. While we continue to earn interest on our ARS investments at the maximum contractual rate, these investments are not currently trading and therefore do not currently have a readily determinable market value. Accordingly, the estimated fair value of ARS no longer approximates par value. We determined the estimated fair value of our investment in ARS as of January 2, 2010 using a discounted cash flow model to estimate the fair value of our investments in ARS. The assumptions used in preparing the discounted cash flow model include estimates for interest rates, timing and amount of cash flows and expected holding periods of the ARS. The ARS written put right is a free standing asset separate from the ARS, and represents our contractual right to require UBS to purchase our ARS at par value during the two year period beginning June 30, 2010.  In order to value the ARS written put right, we considered intrinsic value, time value of money and our assessment of the credit worthiness of UBS.  We have modified our investment strategy and increased our investments in more liquid money market investments.

The following table lists our cash, cash equivalents and investments as of January 2, 2010:

Fair Value
(Dollars in thousands)
Cash	$49,962
Weighted average interest rate	0.00%
Cash equivalents	$52,912
Weighted average interest rate	0.11%
Current available for sale securities	$49,738
Weighted average interest rate	0.24%
Trading securities	$72,182
Weighted average interest rate	0.73%
Non-current available for sale securities	$114,382
Weighted average interest rate	0.58%
Total	$339,176

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

There has been no change in our internal control over financial reporting during the quarter ended January 2, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In addition, we depend on the expertise and execution of our key employees, particularly Manny Mashouf, our founder, Chief Executive Officer and Chairman of the Board of Directors, and Kathy Lee, Chief Merchandising Officer. If we lose the services of Mr. Mashouf, Ms. Lee, or any key officers or employees, it could harm our business and results of operations.

4. If we are not able to successfully develop new concepts, including 2b bebe and PH8, our revenue base and earnings may be impaired.   From time to time, we may pursue new concepts.  If the 2b bebe, PH8 or other new concepts are not successful we may incur additional charges related to closed stores or store impairment and as such, our results from operations and financial condition may be harmed.  In the second quarter 2010 we recorded asset impairment charges of $1.9 million to write-off underperforming PH8 stores.  Management will continue to assess the performance of the PH8 concept, which may result in an evaluation of strategic alternatives.

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

6. We cannot assure you that future store openings will be successful, and new store openings may impact existing stores. We expect to open approximately 5 bebe stores, expand a bebe store and open a PH8 pop-up location in fiscal 2010.  In the past, we have closed stores as a result of poor performance, and we cannot assure you that the stores that we plan to open in fiscal 2010, or any other stores that we might open in the future, will be successful or that our overall operating profit will increase as a result of opening these stores. During fiscal 2010 we closed 3 stores and anticipate closing up to 11 additional stores during the remainder of the fiscal year. Most of our new store openings in fiscal 2010 will be in existing markets. These openings may affect the existing stores’ net sales and profitability. Our failure to predict accurately the demographic or retail environment at any future store location could have a material adverse effect on our business, financial condition and results of operations.

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

7. We are subject to risks associated with our on-line sales. We operate an on-line store at www.bebe.com to sell our merchandise, which we migrated to a third-party platform in February 2006. Although our on-line sales encompass a relatively small percentage of our total sales, our on-line operations are subject to numerous risks, including unanticipated operating problems, reliance on third-party computer hardware and software providers, system failures and the need to invest in additional computer systems. The on-line operations also involve other risks that could have an impact on our results of operations including but not limited to diversion of sales from our other stores, rapid technological change, liability for on-line content, credit card fraud and risks related to the failure of the computer systems that operate the website and its related support systems. In addition, with the use of a third-party platform, we do not have direct control of certain aspects of our on-line business. We cannot assure that our on-line store will continue to achieve sales and profitability growth or even remain at its current level.

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

9. We rely on information technology, the disruption of which could adversely impact our business. We rely on various information systems to manage our operations and regularly make investments to upgrade, enhance or replace such systems. Any delays or difficulties in transitioning to these or other new systems, or in integrating these systems with our current systems, or any other disruptions affecting our information systems, could have a material adverse impact on our business and results of operations. Any failure to maintain adequate system security controls to protect our computer assets and sensitive data, including customer data, from unauthorized access, disclosure or use could also damage our reputation with our customers.

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

11. Our business could be adversely impacted by unfavorable international political conditions. Due to our international operations, our sales and operating results are, and will continue to be, affected by international social, political, legal and economic conditions. In particular, our business could be adversely impacted by instability or changes resulting in the disruption of trade with the countries in which our contractors, suppliers or customers are located, significant fluctuations in the value of the United States dollar against foreign currencies or restrictions on the transfer of funds, or additional trade restrictions imposed by the United States and other foreign governments. Trade restrictions, including increased tariffs or quotas, embargoes and customs restrictions could increase the cost or reduce the supply of merchandise available to us and adversely affect our financial condition and results of operations. In addition, we purchase a substantial amount of our raw materials from China and our business and operating results may be affected by changes in the political, social or economic environment in China.

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

13. We may be required to record losses in future quarters as a result of the decline in value of our investments in auction rate securities or as a result of a change in our ability to hold our investment in auction rate securities.    We hold a variety of interest bearing ARS comprised of federally insured student loan backed securities and insured municipal authority bonds. These ARS investments are intended to provide liquidity via an auction process that resets the applicable interest rate at predetermined calendar intervals, allowing investors to either roll over their holdings or gain immediate liquidity by selling such interests at par. The recent uncertainties in the credit markets that began in February 2008 have affected our holdings in ARS investments and the majority of auctions for our investments in these securities have failed to settle on their respective settlement dates. Consequently, $185.6 million of our ARS are not currently liquid and we will not be able to access these funds until a future auction of these investments is successful or securities are purchased or redeemed outside of the auction process. Maturity dates for these ARS investments range from 2010 to 2044, with principal distributions occurring on certain securities prior to maturity.

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

RISKS RELATING TO OUR COMMON STOCK:

1. Because Manny Mashouf beneficially owns a substantial portion of the outstanding shares, other shareholders may not be able to influence the direction the company takes.     As of January 31, 2010, Manny Mashouf, our Chief Executive Officer and Chairman of the Board, beneficially owned approximately 54% of the outstanding shares of our common stock. As a result, he can control the election of directors and the outcome of all issues submitted to the shareholders. This may make it more difficult for a third party to acquire shares, may discourage acquisition bids, and could limit the price that certain investors might be willing to pay for shares of common stock. This concentration of stock ownership may have the effect of delaying, deferring or preventing a change in control of our company.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table presents information with respect to purchases of our common stock made during the three months ended January 2, 2010 by bebe stores, inc. or any affiliated purchaser, as defined in Rule 10b-18(a)(3) under the Exchange Act.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or approximate dollar amount) of Shares that May Yet be Purchased Under the Plans or Programs (1)
	(in thousands, except per share amounts)
Month #1 (October 4 – October 31)	—	$—	—	$16,700

Month #2 (November 1 – November 28)	—	$—	—	$16,700

Month #3 (November 29 – January 2)	644	$5.77	644	$12,982

Total	644	$5.77	644

(1)     In October 2008, our Board of Directors approved $30 million for share repurchases, which we announced on October 21, 2008. This authorization has no expiration date.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

a) On November 3, 2009, our Annual Meeting of Stockholders was held in Brisbane, California.  There were 86,780,971 shares of our common stock outstanding and entitled to vote at the meeting, and of such shares, there were 77,638,992 shares present in person or represented by proxy at the meeting.

b) The following directors were elected:

	Vote For	Vote Withheld

Barbara Bass	58,899,513	18,739,479
Cynthia Cohen	58,907,576	18,731,416
Corrado Federico	58,916,187	18,722,805
Manny Mashouf	59,926,864	17,712,128
Caden Wang	60,016,103	17,622,889

There were no abstentions.

c) The ratification of the appointment of Deloitte & Touche LLP as our independent registered public accounting firm for the fiscal year ending July 3, 2010, was ratified with 75,686,199 votes in favor and 1,623,845 votes against.  There were 328,948 abstentions.

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

Dated February 11, 2010

bebe stores, inc.

/s/ Walter Parks
Walter Parks, Chief Operating Officer and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

31.1	Section 302 Certification of Chief Executive Officer
31.2	Section 302 Certification of Chief Financial Officer
32.1	Section 906 Certification of Chief Executive Officer
32.2	Section 906 Certification of Chief Financial Officer