Form 10-Q
period 2010-04-03
bebe stores, inc.
filed 2010-05-13
CIK 1059272

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 3, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b—2 of the Exchange Act).   Yes ☐ No  ☒

The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding as of April 30, 2010 was 86,089,177.

bebe stores, inc.

PART I.        FINANCIAL INFORMATION

ITEM 1.        Condensed Consolidated Financial Statements

bebe stores, inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(unaudited)

	As of April 3, 2010	As of July 4, 2009	As of April 4, 2009

Assets:
Current assets:
Cash and equivalents	$100,740	$91,390	$123,059
Available for sale securities	58,990	40,018	—
Trading securities	58,315	69,504	—
Auction rate securities written put option	8,822	12,740	—
Receivables (net of allowance of $1,221, $1,277 and $1,256)	5,538	5,134	6,406
Inventories, net	32,284	39,194	37,433
Deferred income taxes, net	7,829	8,549	9,272
Prepaid and other	20,068	30,947	29,752
Total current assets	292,586	297,476	205,922
Trading securities	—	—	70,033
Available for sale securities	112,354	118,187	122,928
Auction rate securities written put option	—	—	12,298
Property and equipment, net	110,458	126,301	132,029
Deferred income taxes, net	26,292	24,272	24,935
Other assets	5,585	5,219	4,981
Total assets	$547,275	$571,455	$573,126

Liabilities and Shareholders’ Equity:
Current liabilities:
Accounts payable	$18,789	$26,621	$23,217
Accrued liabilities	28,419	36,671	35,384
Total current liabilities	47,208	63,292	58,601
Deferred rent and other lease incentives	43,028	45,448	46,760
Uncertain tax positions	3,602	3,220	3,401
Total liabilities	93,838	111,960	108,762

Commitments and contingencies

Shareholders’ equity:
Preferred stock-authorized 1,000,000 shares at $0.001 par value per share; no shares issued and outstanding	—	—	—
Common stock-authorized 135,000,000 shares at $0.001 par value per share; issued and outstanding 86,086,896, 86,758,973 and 86,634,369 shares	86	87	87
Additional paid-in capital	143,261	139,437	140,763
Accumulated other comprehensive loss	(5,389)	(12,261)	(13,378)
Retained earnings	315,479	332,232	336,892
Total shareholders’ equity	453,437	459,495	464,364
Total liabilities and shareholders’ equity	$547,275	$571,455	$573,126

See accompanying notes to condensed consolidated financial statements.

bebe stores, inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	April 3,	April 4,	April 3,	April 4,
	2010	2009	2010	2009

Net sales	$114,398	$127,657	$381,551	$472,819

Cost of sales, including production and occupancy	70,057	79,351	235,639	281,084

Gross margin	44,341	48,306	145,912	191,735
Selling, general and administrative expenses	52,129	56,761	156,448	177,380

Operating income (loss)	(7,788)	(8,455)	(10,536)	14,355
Interest and other income, net	376	663	2,259	5,553

Income (loss) before income taxes	(7,412)	(7,792)	(8,277)	19,908
Income tax provision (benefit)	(1,941)	(2,747)	(1,064)	6,951

Net income (loss)	$(5,471)	$(5,045)	$(7,213)	$12,957

Basic earnings (loss) per share	$(0.06)	$(0.06)	$(0.08)	$0.15
Diluted earnings (loss) per share	$(0.06)	$(0.06)	$(0.08)	$0.15

Basic weighted average shares outstanding	86,104	87,387	86,511	88,366
Diluted weighted average shares outstanding	86,104	87,387	86,511	88,561

See accompanying notes to condensed consolidated financial statements.

bebe stores, inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Nine Months Ended
	April 3, 2010	April 4, 2009

Cash flows from operating activities:
Net income (loss)	$(7,213)	$12,957
Adjustments to reconcile net income (loss) to cash provided by operating activities
Non-cash compensation expense	4,958	4,300
Depreciation and amortization	19,870	19,714
Non-cash charge for asset impairment	4,753	2,877
Net loss on disposal of property	521	1,053
Loss (gain) on trading securities	(3,353)	12,893
Loss (gain) on auction rate securities written put option	3,234	(12,298)
Tax benefit from exercise of stock options and awards	75	80
Excess tax benefit from exercise of stock options and awards	(10)	(30)
Deferred rent and other lease incentives	(1,441)	771
Deferred income taxes	(1,136)	(783)
Long term income taxes payable	382	—
Changes in operating assets and liabilities:
Receivables	(965)	(423)
Inventories	7,125	5,110
Prepaid expenses and other	10,101	(14,788)
Accounts payable	(7,834)	(18)
Accrued liabilities	(8,312)	(3,625)
Net cash provided by operating activities	20,755	27,790

Cash flows from investing activities:
Purchase of property and equipment	(9,998)	(23,709)
Purchase of investment securities	(87,935)	—
Proceeds from sales of investment securities	93,293	22,700
Net cash used by investing activities	(4,640)	(1,009)

Cash flows from financing activities:
Net proceeds from issuance of common stock	210	431
Purchase of common stock	(4,227)	(13,328)
Excess tax benefit from exercise of stock options and awards	10	30
Cash dividends paid	(8,677)	(13,074)
Other	—	(38)
Net cash used by financing activities	(12,684)	(25,979)

Net increase in cash and equivalents	3,431	801
Effect of exchange rate changes on cash	5,919	(1,086)
Cash and equivalents:
Beginning of period	91,390	123,344
End of period	$100,740	$123,059

See accompanying notes to condensed consolidated financial statements.

bebe stores, inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

INTERIM FINANCIAL STATEMENTS

The accompanying condensed consolidated balance sheets of bebe stores, inc. (the “Company”) as of April 3, 2010, July 4, 2009 and April 4, 2009, the condensed consolidated statements of operations for the three and nine months ended April 3, 2010 and April 4, 2009 and the condensed consolidated statements of cash flows for the nine months ended April 3, 2010 and April 4, 2009 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X, without audit. Accordingly, they do not include all of the information required by accounting principles generally accepted in the United States of America for annual financial statements. Therefore, these condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended July 4, 2009.

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

The Company revised cash flows from operating activities for the nine months ended April 4, 2009 on its statements of cash flows to separately present the tax benefit and excess tax benefit from exercise of stock options and awards.  Net cash provided (used) by operating and financing activities for the prior year period changed by immaterial amounts.  Certain prior year amounts have been reclassified to conform to current year presentation.

The Company has evaluated all subsequent events that occurred after the balance sheet date through the date the condensed consolidated financial statements were issued.

FISCAL YEAR

The Company’s fiscal year is a 52 or 53 week period, each period ending on the first Saturday after June 30.  Fiscal years 2010 and 2009 each include 52 weeks.

The three month periods ended April 3, 2010 and April 4, 2009 each include 13 weeks.  The nine month periods ended April 3, 2010 and April 4, 2009 each include 39 weeks.

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

INVENTORIES

The Company’s inventories consisted of:

		As of
	April 3, 2010	July 4, 2009	April 4, 2009
	(In thousands)
Merchandise available for sale	$31,295	$37,043	$34,467
Raw materials	989	2,151	2,966
Inventories, net	$32,284	$39,194	$37,433

EARNINGS PER SHARE

Basic earnings per share is computed as net earnings divided by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur from common shares issuable through the exercise of dilutive stock options.

The following is a reconciliation of the number of shares used in the basic and diluted earnings per share computations:

	Three Months Ended		Nine Months Ended
	April 3, 2010	April 4, 2009	April 3, 2010	April 4, 2009
	(In thousands)		(In thousands)

Basic weighted average number of shares outstanding	86,104	87,387	86,511	88,366
Incremental shares from the assumed issuance of stock options	—	—	—	195

Diluted weighted average number of shares outstanding	86,104	87,387	86,511	88,561

The number of incremental shares from the assumed issuance of stock options is calculated by applying the treasury stock method.

Excluded from the computation of the number of diluted weighted average shares outstanding were options to purchase 3,872,000 and 7,018,000 shares of common stock for the three months ended April 3, 2010 and April 4, 2009, respectively, and 4,723,000 and 6,731,000 shares of common stock for the nine months ended April 3, 2010 and April 4, 2009, respectively, which would have been anti-dilutive.

COMMON STOCK PURCHASES

Share repurchases were as follows:

	Three Months Ended		Nine Months Ended
	April 3, 2010	April 4, 2009	April 3, 2010	April 4, 2009
	(In thousands, except per share data)		(In thousands, except per share data)
Number of shares repurchased	85	1,851	729	2,389
Total cost	$510	$10,127	$4,227	$13,328
Average per share cost including commissions	$6.00	$5.47	$5.80	$5.58

In October 2008, the board of directors authorized a program to repurchase up to $30 million of the Company’s common stock.  The Company intends, from time to time, as business conditions warrant, to purchase stock in the open market or through private transactions.  Purchases may be increased, decreased or discontinued at any time without prior notice.  The plan does not obligate the Company to repurchase any specific number of shares and may be suspended at any time at management’s discretion.  As of April 3, 2010, there was approximately $12.5 million available for repurchase under the program.

COMPREHENSIVE LOSS

Comprehensive income consists of net income (loss) and other comprehensive income (income, expenses, gains and losses that bypass the income statement and are reported directly as a separate component of equity).  The Company’s comprehensive income consists of net income (loss), gain (loss) on available for sale securities and foreign currency translation adjustments for all periods presented.

	Three Months Ended		Nine Months Ended
	April 3, 2010	April 4, 2009	April 3, 2010	April 4, 2009
	(In thousands)
Net income (loss)	$(5,471)	$(5,045)	$(7,213)	$12,957
Gain (loss) on available for sale securities	(174)	(2,317)	2,216	(7,197)
Accumulated translation adjustments	1,307	(472)	4,656	(5,920)

Total comprehensive loss	$(4,338)	$(7,834)	$(341)	$(160)

INVESTMENTS

The Company’s investment portfolio consists of treasury bills, certificates of deposit and auction rate securities. The Company holds a variety of interest bearing auction rate securities (“ARS”) consisting of federally insured student loan backed securities and insured municipal authority bonds. As of April 3, 2010, the Company’s ARS portfolio totaled approximately $170.7 million, $58.3 million classified as trading securities (net of impairment charges of $9.3 million, of which a $3.4 million gain has been recognized in the current year) and $112.4 million (net of a temporary impairment charge of $14.6 million, of which a $2.2 million unrealized gain has been recorded in the current year) classified as available for sale securities. The Company’s ARS portfolio includes approximately 98% federally insured student loan backed securities and 2% municipal authority bonds. The Company’s ARS portfolio consists of approximately 42% AAA rated investments, 3% AA rated investments, 35% A rated investments, 14% BBB rated investments and 6% CCC rated investments. This is a change from the portfolio as of July 4, 2009, which consisted of 46% AAA rated investments, 14% AA rated investments, 30% A rated investments and 10% BBB rated investments. These ARS investments are intended to provide liquidity via an auction process that resets the applicable interest rate at predetermined calendar intervals, allowing investors to either roll over their holdings or gain immediate liquidity by selling such investments at par. The uncertainties in the credit markets that began in February 2008 have affected the Company’s holdings in ARS investments and auctions for the Company’s investments in these securities have failed to settle on their respective settlement dates. Historically the fair value of ARS investments had approximated par value due to the frequent resets through the auction process. While the Company continues to earn interest on its ARS investments at the maximum contractual rate, these investments are not currently trading and therefore do not currently have a readily determinable market value. Accordingly, the estimated fair value of ARS no longer approximates par value. Consequently, the investments are not currently liquid, and the Company will not be able to access these funds until a future auction of these investments is successful, the issuer redeems the securities, or at maturity. Maturity dates for these ARS investments range from 2010 to 2044 with principal distributions occurring on certain securities prior to maturity.

In November 2008, the Company entered into a settlement agreement related to its ARS held with UBS Financial Services, Inc. (“UBS”) that grants the Company certain rights related to these ARS (the “Right”). Beginning June 30, 2010, at the Company’s request, UBS has agreed to purchase all of the Company’s ARS currently held with them at par value. Conversely, UBS has the right, in its discretion, to purchase or sell the Company’s ARS at any time until July 2, 2012, so long as the Company receives payment at par value upon any sale or disposition. The enforceability of the Right results in a put option which should be recognized as a free standing asset separate from the ARS. Upon acceptance of the offer from UBS in November 2008, the Company recorded the put option at fair value of $11.6 million, with a corresponding credit to interest and other income, net. Although it is a financial instrument, the put option does not meet the FASB’s definition of a derivative instrument; therefore the Company has elected to measure the put option at fair value. As a result, unrealized gains and losses are included in earnings.  At April 3, 2010, the fair value of the put option is $8.8 million, net of a reserve of $0.5 million, of which a gain of $0.1 million has been recognized in the current year.

Prior to accepting the UBS offer, the Company recorded its ARS held with UBS as investments available for sale, with an associated unrealized loss included in other comprehensive income. In connection with our acceptance of the UBS offer in November 2008, the Company transferred approximately $84.4 million in ARS subject to the UBS settlement from investments available for sale to trading securities and recorded a loss on investments of approximately $12.1 million. As a result, subsequent changes in fair value of the ARS have been recorded as a component of net income. The Company intends to exercise the Right when it becomes available, and as such the associated investments of $58.8 million, net of impairment charges of $9.3 million, at April 3, 2010, have been classified as short term on the balance sheet.

The remainder of the Company’s ARS investment portfolio of $112.4 million, net of a temporary impairment charge of $14.6 million, remains available for sale on the Company’s balance sheet. The related temporary impairment charge remains as a loss in accumulated other comprehensive income.

The Company also holds short term available for sale securities totaling $59.0 million as of April 3, 2010, that consist of $40.0 million in treasury bills and $19.0 million in certificates of deposit which are classified as available for sale securities on the Company’s balance sheet at cost which approximates fair value.

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

The following is a summary of the Company’s available for sale securities:

	As of April 3, 2010
	Cost	Unrealized Losses Less Than 12 Months	Unrealized Losses 12 Months or Greater	Estimated Fair Value
	(In thousands)
Short term treasury bills	$40,000	$—	$—	$40,000
Short term certificates of deposit	18,990	—	—	18,990
Long term auction rate securities	126,975	—	(14,621)	112,354
Total	$185,965	$—	$(14,621)	$171,344

	As of April 4, 2009
	Cost	Unrealized Losses Less Than 12 Months	Unrealized Losses 12 Months or Greater	Estimated Fair Value
	(In thousands)
Long term auction rate securities	$137,925	$(14,997)	$—	$122,928

CREDIT FACILITIES

The Company has an unsecured commercial line of credit agreement which provides for borrowings and issuance of letters of credit of up to a combined total of $25.0 million and expires on March 31, 2012. The outstanding balance bears interest at either the bank’s reference rate (which was 3.25% as of April 3, 2010) or the LIBOR rate (which was 0.25% as of April 3, 2010) plus 1.75 percentage points. As of April 3, 2010, there were no outstanding cash borrowings and there was $1.8 million of letters of credit outstanding.

This credit facility requires the Company to maintain a $2.5 million compensating balance and to comply with certain financial covenants, including amounts for minimum tangible net worth, unencumbered liquid assets and profitability, and certain restrictions on making loans and investments. As of April 3, 2010, the Company was in compliance with all financial covenants.

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

STOCK BASED COMPENSATION

The following table summarizes the stock based compensation expense recognized under the Company’s stock plan during the three months and the nine months ended April 3, 2010 and April 4, 2009:

	Three Months Ended		Nine Months Ended
	April 3, 2010	April 4, 2009	April 3, 2010	April 4, 2009
	(In thousands)
Stock options	$2,574	$982	$4,748	$3,961
Unvested stock awards/units	161	79	210	339
Total stock based compensation expense	$2,735	$1,061	$4,958	$4,300

Unrecognized compensation cost related to nonvested stock options and unvested stock awards/units totaled approximately $4.5 million and $0.1 million, respectively, as of April 3, 2010.  This cost is expected to be recognized over a weighted average period of 2.8 years.  The weighted average fair value of stock options at their grant date during the three months ended April 3, 2010 and April 4, 2009 was $3.41 and $2.43, respectively.  For the nine month periods ended April 3, 2010 and April 4, 2009, the weighted average fair values of stock options at their grant date were $2.90 and $3.26, respectively.

Adjustments During the Three and Nine Months Ended April 3, 2010:

Since fiscal 2006, the Company has licensed software from a third party provider to automate the administration of its employee equity programs and calculate its stock-based compensation expense (the “Software”).  Subsequent to the issuance of the Company’s June 2009 annual financial statements the Company was notified of errors in the calculation of stock based compensation expense for fiscal years 2009, 2008, 2007 and 2006 and for the three months ended October 3, 2009 and the three and six months ended January 2, 2010. The errors were identified after the Company’s third-party software provider notified its clients that it made a change to how its software program calculates stock based compensation expense. Specifically, the prior version of this software calculated stock based compensation expense by incorrectly applying a weighted average forfeiture rate to the vested portion of stock option awards until the grant’s final vest date, rather than calculating stock based compensation expense based upon the actual vested portion of the grant date fair value, resulting in an understatement of stock based compensation expense in certain periods prior to the grant’s final vest date. Thus, this error affected the timing of stock-based compensation expense recognition.

The Company determined that the cumulative error from the understatement of stock based compensation expense related to the periods discussed above totaled $2.5 million, net of tax effects through April 3, 2010. The impact of the errors on fiscal years 2009, 2008, 2007 and 2006, is to increase (decrease) net income by $0.1 million, $0.7 million, ($0.8) million and ($2.3) million, respectively and for three months ended October 3, 2009 and three months ended January 2, 2010 to increase (decrease) net loss by $0.3 million and ($0.1) million, respectively.

The Company has determined that the impact of this error is not material to the previously issued annual and interim unaudited consolidated financial statements using the guidance of SEC Staff Accounting Bulletin No. 99 (“SAB 99”) and SAB 108. Accordingly, the interim unaudited consolidated financial statements for the three and nine months ended April 3, 2010 include the cumulative adjustment to increase stock-based compensation expense by $1.8 million net of tax effect, (or $0.02 per share) and $2.5 million net of tax effect, (or $0.03 per share), respectively to correct these errors. The Company does not believe the correction of these errors is material to the consolidated financial statements for the three and nine months ended April 3, 2010 and does not believe that it will be material to the 2010 annual consolidated financial statements.

Offer to Exchange Certain Outstanding Options:

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis:

As of April 3, 2010, the Company held financial instruments that are measured at fair value on a recurring basis. These included cash equivalents, trading securities, a written put option related to a UBS settlement and available for sale securities. Cash equivalents consist of money market funds. Short term available for sale securities consist of government treasury bills and certificates of deposit. Trading securities consist of auction rate securities (“ARS”) held with UBS. Long term available for sale securities consist of ARS held with another broker and a certificate of deposit. The ARS securities consist of federally insured student loan backed securities and insured municipal authority bonds.

The Company determined the estimated fair value of its investment in ARS as of April 3, 2010 using a discounted cash flow model. The assumptions used in preparing the discounted cash flow model include estimates for interest rates, timing, credit ratings, credit wrap and amount of cash flows and expected holding periods of the ARS. The ARS written put right is a free-standing asset separate from the ARS and represents the Company’s contractual right to require UBS to purchase its ARS at par value during the two-year period beginning June 30, 2010. In order to value the ARS written put right, the Company considered intrinsic value, time value of money and its assessment of the credit worthiness of UBS.

The following items are measured at fair value on a recurring basis as of April 3, 2010:

		Using Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	April 3, 2010	(Level 1)	(Level 2)	(Level 3)
Description	Fair value measurements at reporting date
	(In thousands)
Cash equivalents	$49,007	$49,007	$—	$—
Current available for sale securities	58,990	58,990	—	—
Trading securities	58,315	—	—	58,315
ARS written put option	8,822	—	—	8,822

Non-current available for sale securities	112,354	—	—	112,354
Total	$287,488	$107,997	$—	$179,491

During the nine months ended April 3, 2010 there were no transfers of assets and liabilities between Level 1 (quoted prices in active markets for identical assets) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy.  The following table presents the Company’s activity for assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended April 3, 2010:

Description	Investments in Level 3 Securities
(In thousands)
Balance as of July 4, 2009	$200,431
Total gains (realized or unrealized)
Included in net loss	119
Included in accumulated other comprehensive loss	2,216

Settlements	(23,275)
Balance as of April 3, 2010	$179,491

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis:

The Company measures certain non-financial assets and liabilities, including long-lived assets, at fair value on a non-recurring basis.  During the three and nine months ended April 3, 2010, the Company recorded a charge of approximately $0.5 million and $4.7 million, respectively, related to the impairment of assets related to under-performing stores.  The fair market value of these assets was determined using the income approach and Level 3 inputs, which required management to make significant estimates about future cash flows.  Management estimates the amount and timing of future cash flows based on its experience and knowledge of the retail market in which each store operates.  This impairment charge is included in selling, general and administrative expenses (“SG&A”) in the accompanying condensed consolidated statements of operations.  The Company was not required to measure any other significant non-financial assets and liabilities at fair value.

LEGAL MATTERS

As of the date of this filing, the Company was involved in ongoing legal proceedings as described below.

A former employee sued the Company in a complaint filed July 27, 2006 in the Superior Court of California, San Mateo County (Case No. CIV 456550) alleging a failure to pay all wages, failure to pay overtime wages, failure to pay minimum wages, failure to provide meal periods, violation of Labor Code §450, violation of Labor Code §2802 and California Code of Regulations §11040(9)(A), statutory wage violations (late payment of wages), unlawful business practices under Business and Professions Code §16720 and §17200, conversion of wages and violation of Civil Code §52.1. The plaintiff purported to bring the action also on behalf of current and former California bebe employees who were similarly situated. The lawsuit seeks compensatory, statutory, punitive, restitution and injunctive relief.  The court formally denied class certification regarding certain claims Plaintiff purportedly brought on behalf of non-managers.  The Court allowed the named plaintiff to be replaced by two managers who will now try to certify a manager based class on the original claims brought in the complaint.  Discovery is ongoing and the court has not set a date for hearing on class certification.

A former employee sued the Company in a complaint filed in the Superior Court of California, Los Angeles County (BC 429230) and served on us February 4, 2010, alleging a failure to pay all wages, failure to provide meal periods and rest breaks, violation of Labor Code §450, §2802 and California Code of Regulations §11070(9)(A), statutory wage violations (late payment of wages), unlawful business practices under Business and Professions Code §16720 and §17200, and other associated claims.  The plaintiff purported to bring the action also on behalf of current and former California bebe employees who are similarly situated.  The plaintiff has since dismissed the matter with prejudice.

The Company sued Skechers, U.S.A., Inc. in a complaint filed October 8, 2009 in the Superior Court for the State of California, County of San Mateo (Case No. CIV 488671), alleging breach of contract, among other claims.  The case has been moved to the County of San Francisco.  The defendant has yet to file an answer.

A customer sued the Company in a complaint filed October 14, 2009 in the Superior Court for the State of California, County of Los Angeles (BC 423835) alleging the Company violated the Song-Beverly Credit Card Act, Civil Code §1747.08.  The plaintiff purported to bring the action also on behalf of other California bebe customers who are similarly situated.  The parties have since resolved the case with no liability to the Company.

Four former employees sued the Company in a complaint filed December 14, 2009 in the United States District Court, Southern District of Texas (C.A. NO. 4:09-CV-039777) alleging discrimination and retaliation under Title VII of the Civil Rights Act of 1964 and 42 U.S.C. §1981, defamation, negligent hiring, supervision, retention and training, among other claims. The Company has answered the complaint and discovery is underway.

The Company is also involved in various other legal proceedings arising in the normal course of business.  None of these matters, nor the matters listed above are expected, individually or in the aggregate, to have a material adverse effect on the Company’s business, financial condition or results of operations.

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

We market our products under the bebe, BEBE SPORT, bbsp, 2b bebe and PH8 brand names through our 300 retail stores, of which 214 are bebe stores, 52 are PH8 stores, 33 are 2b bebe stores and 1 is a bebe accessories store as of April 3, 2010. These stores are located in 36 states, the District of Columbia, Puerto Rico, the U.S. Virgin Islands and Canada. In addition, we have an on-line store at www.bebe.com, and our licensees operate 45 international stores as of April 3, 2010. During the nine months ended April 3, 2010, we opened 4 bebe stores and a PH8 store and closed a bebe store, 11 PH8 stores and a 2b bebe store.  We expect to open a total of approximately 5 bebe stores, a PH8 store as a pop-up location and 2 2b bebe stores during fiscal 2010. We also plan to expand an existing bebe store.  The number of anticipated store closures includes 3 bebe stores, 1 2b bebe store and up to 16 PH8 stores, including the pop-up location opened last fall.

bebe stores.  We were founded by Manny Mashouf, our Chief Executive Officer and Chairman of the Board. We opened our first store in San Francisco, California in 1976, which was also the year we incorporated. We also operate one bebe accessory store that features a limited assortment of bebe merchandise, including outerwear, shoes and accessories. bebe stores offer a limited selection of BEBE SPORT and PH8 merchandise.

PH8. We launched BEBE SPORT during fiscal 2003 to address the performance and active lifestyle needs of the bebe customer.  In November 2009, we converted all of our BEBE SPORT storefronts to PH8 and began to offer BEBE SPORT product in bebe and 2b bebe stores in the 2009 holiday season.  In addition, we changed our product offering to offer a selection of casual weekend apparel, work-out attire and accessories such as bags, shoes and various seasonal items under the new PH8 label.  Due to the change in store fronts and product offering, we have excluded the new PH8 stores from comparable store sales as of November 2009.  During fiscal 2010, we recorded asset impairment charges of $4.1 million to write-off underperforming PH8 stores.  Management will continue to assess the performance of the PH8 concept, which may result in an evaluation of strategic alternatives for our PH8 stores.

2b bebe stores.  We currently operate 15 2b bebe stores and 18 stores operating in the outlet store design under the 2b bebe name.  The stores operating in the 2b bebe design sell bebe logo, 2b bebe merchandise and a small percentage of bebe retail markdowns.  The stores operating in the outlet design sell bebe logo, 2b bebe merchandise and a large percentage of bebe retail markdowns, including PH8.

On-line. bebe.com is an extension of the bebe store experience and provides a complete assortment of bebe merchandise and a limited selection of BEBE SPORT and 2b bebe merchandise. It is also used as a vehicle to communicate with our customers.

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

RESULTS OF OPERATIONS

Our fiscal year is a 52 or 53 week period, each period ending on the first Saturday after June 30.  Fiscal years 2010 and 2009 each include 52 weeks.  The three months ended April 3, 2010 and April 4, 2009 each include 13 weeks.  The nine months ended April 3, 2010 and April 4, 2009 each include 39 weeks.

The following table sets forth certain financial data as a percentage of net sales for the periods indicated:

	Three Months Ended		Nine Months Ended
	April 3,	April 4,	April 3,	April 4,
	2010	2009	2010	2009

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales, including production and occupancy (1)	61.2	62.2	61.8	59.4

Gross margin	38.8	37.8	38.2	40.6
Selling, general and administrative expenses (2)	45.6	44.5	41.0	37.6

Operating income (loss)	(6.8)	(6.7)	(2.8)	3.0
Interest and other income, net	0.3	0.5	0.6	1.2

Income (loss) before income taxes	(6.5)	(6.2)	(2.2)	4.2
Provision (benefit) for income taxes	(1.7)	(2.2)	(0.3)	1.5

Net income (loss)	(4.8)%	(4.0)%	(1.9)%	2.7%

(1)           Cost of sales includes the cost of merchandise, occupancy costs, distribution center costs and production costs.

(2)                                        Selling, general and administrative expenses primarily consist of non-occupancy store costs, corporate overhead and advertising costs.

Net Sales. Net sales decreased to $114.4 million during the three months ended April 3, 2010 from $127.7 million for the comparable period of the prior year, a decrease of $13.3 million, or 10.4%. The decrease in net sales was primarily due to an 11.2% decrease in comparable store sales resulting primarily from lower traffic in stores, a reduced customer acceptance of the merchandise offering and a 7.0% decrease in our on-line sales.  These decreases were partially offset by higher conversion in stores, an increase in wholesale sales to international licensees and an increase in royalty revenue.

For the nine months ended April 3, 2010, net sales decreased to $381.6 million from $472.8 million for the comparable period of the prior year, a decrease of $91.2 million, or 19.3%.  The decrease in net sales was primarily due to a 20.8% decrease in comparable store sales resulting primarily from lower traffic in stores, a reduced customer acceptance of the merchandise offering and a 12.1% decrease in our on-line sales.  These decreases were partially offset by higher conversion in stores, stores not included in the comparable store sales, an increase in wholesale sales to international licensees and an increase in royalty revenue.

	Three Months Ended		Nine Months Ended
	April 3,	April 4,	April 3,	April 4,
	2010	2009	2010	2009

Net sales (In thousands)	$114,398	$127,657	$381,551	$472,819

Total net sales decrease percentage	(10.4)%	(15.8)%	(19.3)%	(8.4)%

Comparable store decrease percentage (1)	(11.2)%	(23.5)%	(20.8)%	(18.2)%

Net sales per average square foot (2)	$100	$106	$331	$396

Square footage at end of period (In thousands)	1,135	1,157	1,135	1,157

Number of store locations:
Beginning of period	309	312	308	303
New store locations	1	1	5	12
Closed store locations	10	5	13	7
Number of stores open at end of period	300	308	300	308

(1)                                                           Beginning in November 2009, comparable store sales excludes PH8 stores.

(2)                                                           We calculate net sales per average square foot using net store sales and monthly average store square footage.

Gross Margin. Gross margin decreased to $44.3 million during the three months ended April 3, 2010 from $48.3 million for the comparable period of the prior year, a decrease of $4.0 million, or 8.3%. As a percentage of net sales, gross margin increased to 38.8% for the three months ended April 3, 2010 from 37.8% in the comparable period of the prior year.  The increase in gross margin as a percentage of net sales was primarily due to lower markdowns and lower other costs including inventory shrink and damages as well as $1.2 million of income related to the expiration of loyalty points partially offset by lower initial markup, unfavorable occupancy leverage and expense related to our change in return policy from 14 days to 21 days.

For the nine months ended April 3, 2010, gross margin decreased to $145.9 million from $191.7 million for the comparable period of the prior year, a decrease of $45.8 million, or 23.9%.  As a percentage of net sales, gross margin decreased to 38.2% for the nine months ended April 3, 2010 from 40.6% in the comparable period of the prior year.  The decrease in gross margin as a percentage of net sales was primarily due to lower initial markup, expense related to our change in return policy from 14 days to 21 days and deleveraging of occupancy costs partially offset by lower other costs including inventory shrink and damages as well as $1.2 million of income related to expiration of loyalty points.

Selling, General and Administrative Expenses. Selling, general and administrative expenses, which primarily consist of non-occupancy store costs, corporate overhead and advertising costs, decreased to $52.1 million during the three months ended April 3, 2010 from $56.8 million for the comparable period of the prior year, a decrease of $4.7 million, or 8.3%. As a percentage of net sales, selling, general and administrative expenses increased to 45.6% during the three months ended April 3, 2010 from 44.5% in the comparable period of the prior year as a result of lower sales.  The decrease in dollars over the prior year was primarily due to lower compensation, advertising, depreciation and a reduction in impairment charges in the quarter for underperforming stores partially offset by a $2.1 million non-cash stock based compensation adjustment primarily related to prior years that was a result of errors caused by flaws in third party software.  We determined that the impact of this error is not material to the previously issued annual and interim unaudited consolidated financial statements using the guidance of SEC Staff Accounting Bulletin No. 99 (“SAB 99”) and SAB 108.  We do not believe that the correction of this error is material to the consolidated financial statements for the three months ended April 3, 2010 and do not believe that it will be material to the 2010 annual financial statements.

For the nine months ended April 3, 2010, selling, general and administrative expenses decreased to $156.4 million from $177.4 million for the comparable period of the prior year, a decrease of $21.0 million, or 11.8%.  As a percentage of net sales, selling, general and administrative expenses increased to 41.0% from 37.6% in the comparable period of the prior year as a result of lower sales.  The decrease in dollars over the prior year was primarily due to lower compensation, advertising and gift card breakage income recorded for the first time in the second quarter of fiscal 2010 offset by a $4.7 million impairment charge related to under-performing stores, of which $4.0 million related to PH8 and BEBE SPORT stores and $0.7 million related to bebe stores versus $2.9 million in the comparable period of fiscal 2009 and a $3.0 million non-cash stock based compensation adjustment primarily related to prior years that was a result of errors caused by flaws in third party software.  We determined that the impact of this error is not material to the previously issued annual and interim unaudited consolidated financial statements using the guidance of SEC Staff Accounting Bulletin No. 99 (“SAB 99”) and SAB 108.  We do not believe that the correction of this error is material to the consolidated financial statements for the nine months ended April 3, 2010 and do not believe that it will be material to the 2010 annual financial statements.

Interest and Other Income, Net. We generated approximately $0.4 million of interest and other income, net of other expenses during the three months ended April 3, 2010 compared to approximately $0.7 million in the comparable period of the prior year. The decrease in interest and other income resulted from an increase in investments in lower-yielding tax-exempt investments and money market funds.

For the nine month period ended April 3, 2010, we recorded approximately $2.3 million of interest and other income (net of other expenses), compared to $5.6 million in the comparable period of the prior year.  The decrease in interest and other income resulted from an increase in investments in lower-yielding tax-exempt investments and money market funds.

Provision for Income Taxes. Our effective tax rate decreased to 26.2% for the three months ended April 3, 2010 from 35.3% for the comparable period in the prior year.  The lower effective tax rate was primarily due to incentive stock option compensation expense offset by higher tax exempt interest income as a percent of taxable income.

For the nine months ended April 3, 2010, our effective tax rate decreased to 12.9% from 34.9% for the comparable period in the prior year primarily due to incentive stock option compensation expense offset by higher tax exempt interest income as a percent of taxable income.

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

LIQUIDITY AND CAPITAL RESOURCES

Our working capital requirements vary widely throughout the year and generally peak during the first and second fiscal quarters. As of April 3, 2010, we had approximately $330.4 million of cash and equivalents and investments on hand of which approximately $40.0 million were invested in government treasury bills, approximately $19.0 million were invested in certificates of deposit, and approximately $170.7 million, net of impairment charges of $23.9 million, were invested in auction rate securities (“ARS”). We do not anticipate the lack of liquidity in the ARS to impact our ability to fund our operations in the foreseeable future and believe we have sufficient cash and equivalents to fund ongoing operations. In addition, we have a revolving line of credit, under which we may borrow or issue letters of credit up to a combined total of $25 million. As of April 3, 2010, there were no cash borrowings outstanding under the line of credit, and letters of credit outstanding totaled $1.8 million.  This credit facility requires us to maintain a $2.5 million compensating balance and to comply with certain financial covenants, including amounts for minimum tangible net worth, unencumbered liquid assets and profitability, and certain restrictions on making loans and investments.  As of April 3, 2010, we were in compliance with all covenants under the credit facility.

As of April 3, 2010, we had cash and equivalents of $100.7 million held in accounts managed by third party financial institutions consisting of invested cash and cash in our operating accounts.  The invested cash is invested in interest bearing funds managed by third party financial institutions.  These funds invest in direct obligations of the government of the United States.  To date, we have experienced no loss or lack of access to our invested cash or equivalents; however, we can provide no assurances that access to our invested cash and equivalents will not be impacted by adverse conditions in the financial markets.

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

Net cash provided by operating activities for the nine months ended April 3, 2010 was $20.8 million versus cash provided by operating activities of $27.8 million for the nine months ended April 4, 2009. The decrease of $7.0 million from the comparable period was primarily due to a decrease in net earnings of $20.2 million and lower accounts payable related to lower inventory balances offset by other changes in working capital primarily related to lower prepaid taxes as a result of a federal tax refund received during the second quarter and lower estimated tax payments made this year versus the prior due to an anticipated decrease in projected income.

Net cash used by investing activities for the nine months ended April 3, 2010 was $4.6 million versus $1.0 million used for the nine months ended April 4, 2009.  The increase of $3.6 million versus the prior year comparable period was primarily due to lower net proceeds on investment securities offset by lower capital expenditures.  We expect that total capital expenditures will be below $17 million in fiscal 2010.

Net cash used by financing activities was $12.7 million for the nine months ended April 3, 2010 versus $26.0 million for the nine months ended April 4, 2009.  The decrease in cash used of $13.3 million from the prior year comparable period was primarily due to a reduction in purchases of our common stock through our stock buyback program and lower dividends paid related to a lower rate declared for the first, second and third quarters of fiscal 2010 ($0.025 per share versus $0.05 per share in the prior year).

We hold a variety of interest bearing ARS consisting of federally insured student loan backed securities and insured municipal authority bonds. As of April 3, 2010, our ARS portfolio totaled approximately $170.7 million, $58.3 million (net of an impairment charge of $9.3 million) classified as trading securities and $112.4 million (net of temporary impairment charge of $14.6 million) classified as long term available for sale securities. Our ARS portfolio includes approximately 98% federally insured student loan backed securities and 2% municipal authority bonds. Our ARS portfolio consists of approximately 42% AAA rated investments, 3% AA rated investments, 35% A rated investments, 14% BBB rated investments and 6% CCC rated investments.  This is a change from our fiscal 2009 portfolio, which consisted of 46% AAA rates investments, 14% AA rated investments, 30% A rated investments and 10% BBB related investments.  These ARS investments are intended to provide liquidity via an auction process that resets the applicable interest rate at predetermined calendar intervals, allowing investors to either roll over their holdings or gain immediate liquidity by selling such interests at par. The uncertainties in the credit markets that began in February 2008 have affected our holdings in ARS investments and auctions for our investments in these securities have failed to settle on their respective settlement dates. Historically the fair value of ARS investments had approximated par value due to the frequent resets through the auction process. While we continue to earn interest on our ARS investments at the maximum contractual rate, these investments are not currently trading and therefore do not currently have a readily determinable market value. Accordingly, the estimated fair value of ARS no longer approximates par value.  Consequently, the investments are not currently liquid, and we will not be able to access these funds until a future auction of these investments is successful, the issuer redeems the securities or at maturity. Maturity dates for these ARS investments range from 2010 to 2044 with principal distributions occurring on certain securities prior to maturity.

In November 2008, we entered into a settlement agreement related to our ARS held with UBS Financial Services, Inc. (“UBS”) that grants us certain rights related to these ARS (the “Right”).  Beginning June 30, 2010, at our request, UBS has agreed to purchase all of our ARS currently held with them at par value.  Conversely, UBS has the right, in its discretion, to purchase or sell our ARS at any time until July 2, 2012, so long as we receive payment at par value upon any sale or disposition.  The enforceability of the Right results in a put option which should be recognized as a free standing asset separate from the ARS.  Upon acceptance of the offer from UBS, we recorded the put option at fair value of $11.6 million, with a corresponding credit to interest income.  Although it is a financial instrument, the put option does not meet the FASB’s definition of a derivative instrument, therefore we have elected to measure the put option at fair value.  As a result, unrealized gains and losses are included in earnings.  At April 3, 2010, the fair value of the put option is $8.8 million, net of a reserve of $0.5 million, of which a gain of $0.1 million has been recognized in the current year.

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

In October 2008, our board of directors authorized a program to repurchase up to $30 million of our common stock.  We may, from time to time, as business conditions warrant, purchase stock in the open market or through private transactions.  Purchases may be increased, decreased or discontinued at any time without prior notice.  The plan does not obligate us to repurchase any specific number of shares and may be suspended at any time at management’s discretion.  During the third quarter of fiscal 2010 we purchased 0.1 million shares at an average price of $6.00 per share.  As of April 3, 2010, there was approximately $12.5 million available for additional purchases under the program.

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

All highly liquid investments with a maturity of three months or less at the date of purchase are considered to be cash equivalents.  Investments are considered short-term available for sale securities if the original maturity is between three months and twelve months, short-term trading securities if they are ARS related to the Right with UBS, or long term investments if the original maturity is greater than twelve months. Historically the fair value of ARS investments had approximated par value due to the frequent resets through the auction process. While we continue to earn interest on our ARS investments at the maximum contractual rate, these investments are not currently trading and therefore do not currently have a readily determinable market value. Accordingly, the estimated fair value of ARS no longer approximates par value. We determined the estimated fair value of our investment in ARS as of April 3, 2010 using a discounted cash flow model to estimate the fair value of our investments in ARS. The assumptions used in preparing the discounted cash flow model include estimates for interest rates, timing and amount of cash flows and expected holding periods of the ARS. The ARS written put right is a free standing asset separate from the ARS, and represents our contractual right to require UBS to purchase our ARS at par value during the two year period beginning June 30, 2010.  In order to value the ARS written put right, we considered intrinsic value, time value of money and our assessment of the credit worthiness of UBS.  We have modified our investment strategy and increased our investments in more liquid money market investments.

The following table lists our cash, cash equivalents and investments as of April 3, 2010:

Fair Value
(Dollars in thousands)
Cash	$51,734
Weighted average interest rate	0.00%
Cash equivalents	$49,006
Weighted average interest rate	0.11%
Current available for sale securities	$58,990
Weighted average interest rate	0.36%
Trading securities	$58,315
Weighted average interest rate	0.65%
Non-current available for sale securities	$112,354
Weighted average interest rate	0.56%
Total	$330,399

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

There has been no change in our internal control over financial reporting during the quarter ended April 3, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

4. If we are not able to successfully develop new concepts, including 2b bebe and PH8, our revenue base and earnings may be impaired.  From time to time, we may pursue new concepts.  If the 2b bebe, PH8 or other new concepts are not successful we may incur additional charges related to closed stores or store impairment and as such, our results from operations and financial condition may be harmed.  During fiscal 2010 we recorded asset impairment charges of $4.0 million to write-off underperforming PH8 stores.  Management will continue to assess the performance of the PH8 concept, which may result in an evaluation of strategic alternatives.

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

6. We cannot assure you that future store openings will be successful, and new store openings may impact existing stores. We expect to open approximately 5 bebe stores, expand a bebe store, open 2 2b bebe stores and open a PH8 pop-up location in fiscal 2010.  In the past, we have closed stores as a result of poor performance, and we cannot assure you that the stores that we plan to open in fiscal 2010, or any other stores that we might open in the future, will be successful or that our overall operating profit will increase as a result of opening these stores. During fiscal 2010 we closed 13 stores and anticipate closing up to 7 additional stores during the remainder of the fiscal year. Most of our new store openings in fiscal 2010 will be in existing markets. These openings may affect the existing stores’ net sales and profitability. Our failure to predict accurately the demographic or retail environment at any future store location could have a material adverse effect on our business, financial condition and results of operations.

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

13. We may be required to record losses in future quarters as a result of the decline in value of our investments in auction rate securities or as a result of a change in our ability to hold our investment in auction rate securities.  We hold a variety of interest bearing ARS comprised of federally insured student loan backed securities and insured municipal authority bonds. These ARS investments are intended to provide liquidity via an auction process that resets the applicable interest rate at predetermined calendar intervals, allowing investors to either roll over their holdings or gain immediate liquidity by selling such interests at par. The recent uncertainties in the credit markets that began in February 2008 have affected our holdings in ARS investments and the majority of auctions for our investments in these securities have failed to settle on their respective settlement dates. Consequently, $170.7 million of our ARS are not currently liquid and we will not be able to access these funds until a future auction of these investments is successful or securities are purchased or redeemed outside of the auction process. Maturity dates for these ARS investments range from 2010 to 2044, with principal distributions occurring on certain securities prior to maturity.

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

RISKS RELATING TO OUR COMMON STOCK:

1. Because Manny Mashouf beneficially owns a substantial portion of the outstanding shares, other shareholders may not be able to influence the direction the company takes.      As of April 30, 2010, Manny Mashouf, our Chief Executive Officer and Chairman of the Board, beneficially owned approximately 54% of the outstanding shares of our common stock. As a result, he can control the election of directors and the outcome of all issues submitted to the shareholders. This may make it more difficult for a third party to acquire shares, may discourage acquisition bids, and could limit the price that certain investors might be willing to pay for shares of common stock. This concentration of stock ownership may have the effect of delaying, deferring or preventing a change in control of our company.

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

3. Failure to comply with Section 404 of the Sarbanes-Oxley Act of 2002 could negatively impact investor confidence. In order to meet the requirements of the Sarbanes-Oxley Act of 2002 in future periods, we must continuously document, test, monitor and enhance our internal control over financial reporting.  We cannot assure you that the periodic evaluation of our internal controls required by Section 404 of the Sarbanes-Oxley Act will not result in the identification of significant control deficiencies and/or material weaknesses in our internal control over financial reporting. Failure to maintain the effectiveness of our internal control over financial reporting or to comply with the requirements of this Act could have a material adverse effect on our reputation, financial condition and market price of our common stock.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table presents information with respect to purchases of our common stock made during the three months ended April 3, 2010 by bebe stores, inc. or any affiliated purchaser, as defined in Rule 10b-18(a)(3) under the Exchange Act.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or approximate dollar amount) of Shares that May Yet be Purchased Under the Plans or Programs (1)
	(in thousands, except per share amounts)
Month #1 (January 3 — January 30)	85	$6.00	85	$12,473

Month #2 (January 31 — February 27)	—	$—	—	$12,473

Month #3 (February 28 — April 3)	—	$—	—	$12,473

Total	85	$6.00	85

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

Dated May 13, 2010

bebe stores, inc.

/s/ Walter Parks
Walter Parks, Chief Operating Officer and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

31.1	Section 302 Certification of Chief Executive Officer
31.2	Section 302 Certification of Chief Financial Officer
32.1	Section 906 Certification of Chief Executive Officer
32.2	Section 906 Certification of Chief Financial Officer