Form 10-K
period 2010-07-03
bebe stores, inc.
filed 2010-09-09
CIK 1059272

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended July 3, 2010
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

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐    No ☒

          The aggregate market value of voting stock held by non-affiliates of the registrant was approximately $249,000,000 as of January 2, 2010, the last business day of the registrant's most recently completed second fiscal quarter, based upon the closing sale price per share of $6.25 of the registrant's Common Stock as reported on the Nasdaq National Market on such date. Shares of Common Stock held by each executive officer and director and by each person who owns 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive for other purposes.

          As of August 31, 2010, 86,150,881 shares of Common Stock, $0.001 per share par value, of the registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

          Part III incorporates information by reference from the definitive Proxy Statement for the 2010 Annual Meeting of Shareholders, to be filed with the Commission no later than 120 days after the end of the registrant's fiscal year covered by this Form 10-K.

        The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from the results discussed in the forward-looking statements. Statements that are predictive in nature, that depend upon or refer to future events or conditions or that include words such as "expects," "anticipates," "intends," "plans," "believes," "estimates," "thinks" and similar expressions are forward-looking statements. Forward-looking statements include statements about our expected results of operations, capital expenditures and store openings and closings, as well as our plans regarding PH8 and our product developments. Although we believe that these statements are based on reasonable assumptions, we cannot assure you that our goals will be achieved. These forward-looking statements are made as of the date of this Form 10-K, and we assume no obligation to update or revise them or provide reasons why actual results may differ. Factors that might cause such a difference include, but are not limited to, our ability to respond to changing fashion trends, obtain raw materials and find manufacturing facilities, attract and retain key management personnel, develop new concepts, successfully open future stores, successfully manage our online business, maintain and protect information technology, respond effectively to competitive pressures in the apparel industry and adverse economic conditions and protect our intellectual property, as well as declines in comparable store sales performance, changes in the level of consumer spending or preferences in apparel and/or other factors discussed in "Risk Factors" and elsewhere in this Form 10-K.

PART I

ITEM 1.    BUSINESS

General

        We design, develop and produce a distinctive line of contemporary women's apparel and accessories. While we attract a broad audience, our target customer is an 21 to 34-year-old woman who seeks current fashion trends to suit her lifestyle. The "bebe look" appeals to a hip, sexy, sophisticated, body-conscious woman who takes pride in her appearance. The bebe customer expects value in the form of current fashion and high quality at a competitive price.

        Our distinctive product offering includes a full range of separates, tops, dresses, active wear and accessories in the following lifestyle categories: career, evening, casual and active. We design and develop the majority of our merchandise in-house, which is manufactured to our specifications. The remainder is sourced directly from third-party manufacturers.

        As of July 3, 2010, we marketed our products under the bebe, BEBE SPORT, bbsp, PH8 and 2b bebe brand names through our 297 retail stores, our on-line store at www.bebe.com, and our 49 international licensee operated stores and, pursuant to our product licensing, through certain select domestic and international retailers.

        bebe.    We were founded by Manny Mashouf, our Chief Executive Officer and Chairman of the Board. We opened our first store in San Francisco, California in 1976, which was also the year we incorporated in California. As of July 3, 2010, we operated 213 bebe stores in 36 states, Puerto Rico, the U.S. Virgin Islands and Canada. We also operate one bebe accessory store that features a limited assortment of bebe merchandise, including outwear, shoes and accessories.

        PH8.    We launched BEBE SPORT during fiscal 2003 to address the performance and active lifestyle needs of the bebe customer. In November 2009, we converted all of our BEBE SPORT storefronts to PH8 and began to offer BEBE SPORT product in bebe and 2b bebe stores in the 2009 holiday season. In addition, we changed our product offering in the PH8 stores to offer a selection of casual weekend apparel, work-out attire and accessories such as bags, shoes and various seasonal items under the new PH8 label. Due to the change in storefronts and product offering, we have excluded the new PH8 stores from comparable store sales as of November 2009. As of July 3, 2010, we operated 48 PH8 stores in 15 states and Canada. In the fourth quarter of fiscal 2010, we decided to discontinue operations of our PH8 division, allowing us to focus our efforts on improving bebe sales and profitability as well as continuing to develop our 2b bebe business, including the possible conversion of up to 4 current PH8 stores to 2b bebe stores. We have begun to close or convert the PH8 stores in the first fiscal quarter of 2011 and will close or convert all 48 stores during fiscal 2011.

        2b bebe.    As of July 3, 2010, we operated 35 2b bebe stores in 12 states, the District of Columbia and Canada, 17 of which operate within a 2b bebe store design and 18 of which operate within an outlet store design. The stores operating within the 2b bebe store design sell bebe logo, 2b bebe merchandise and a small percentage of bebe retail markdowns. The stores operating in the outlet design with the name change sell bebe logo, 2b bebe merchandise and a large percentage of bebe retail markdowns.

        On-line.    bebe.com is an extension of the bebe store experience and provides a complete assortment of bebe, BEBE SPORT and 2b bebe merchandise. We also use it as a vehicle to communicate with our clients.

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

Stores and Expansion Opportunities

        Based on the current retail environment, we will continue to develop international expansion opportunities for the bebe brand and will continue to test 2b bebe stores in new and existing domestic markets. Historically when selecting a specific site, we look for high traffic locations primarily in regional shopping centers and in freestanding street locations. We evaluate proposed sites based on the traffic pattern, co-tenancies, average sales per square foot achieved by neighboring stores, lease economics, demographic characteristics and other factors considered important regarding the specific location.

        In fiscal 2011, we plan to open 8 new stores and to relocate and expand 1 existing store. We also plan to close up to 49 stores, primarily related to the PH8 store closures discussed previously, resulting in net square footage reduction of approximately 11%.

        bebe stores.    During fiscal 2010, we opened 5 bebe stores and closed 3 bebe stores. Our bebe stores average 4,000 square feet and are primarily located in regional shopping malls and freestanding street locations. In addition, we operate 1 store that offers bebe accessories and limited apparel only. Our accessory store is approximately 2,300 square feet.

        PH8 stores.    During fiscal 2010, we opened 1 new store and closed 15 stores. Our PH8 stores average approximately 2,600 square feet and are primarily located in regional shopping malls. In the fourth quarter of fiscal 2010, we decided to discontinue operations of our PH8 division, allowing us to focus our efforts on improving bebe sales and profitability as well as continuing to develop our 2b bebe concept, including the possible conversion of up to 4 current PH8 stores to 2b bebe stores. We have begun to close or convert the PH8 stores in the first fiscal quarter of 2011 and all 48 stores will be closed or converted during fiscal 2011.

        2b bebe stores.    During fiscal 2010, we opened 2 new 2b bebe stores and closed one store. Our 2b bebe stores average 4,540 square feet and are primarily located in outlet malls. In fiscal 2011, we will continue to test 2b bebe stores in outlet centers and regional malls to access future growth opportunities.

        Store Closures.    We monitor the financial performance of our stores and have closed and will continue to close stores that we do not consider to be viable. Many of the store leases contain early termination options that allow us to close the stores in specified years if minimum sales levels are not achieved. During fiscal 2010, we closed 19 stores. In fiscal 2011, we plan to close up to 49 stores; 48 of which relate to the discontinuation of PH8 operations.

        On-line store.    In February 2006, we migrated to a third-party platform which has provided and continues to provide improved functionality. We recently implemented several enhancements that have improved the marketing to drive client acquisition and conversion. There are initiatives for fiscal 2011 and beyond to further enhance our shopping experience and integrate our webstore with retail stores and mobile applications. The bebe.com website is a source of testing new concepts, building a community with our clients as well as providing a comprehensive product offering. We are currently able to ship to customers in the United States, Canada, Puerto Rico, the U.S. Protectorates and internationally via our third-party provider, International Checkout.

        International.    As of July 3, 2010, we had 49 international stores operated by licensees in South East Asia, United Arab Emirates, Israel, Russia, Mexico and Turkey. Our international licensees purchase product from us to include in their licensed bebe stores; these stores are excluded from comparable store sales. As of July 3, 2010, wholesale revenue represented approximately 5% of total net sales. In fiscal 2011, we plan to expand from 49 to 63 licensee operated stores, which will include expansion into Qatar.

Merchandising

        Our merchandising strategy is to provide current, timely fashions in a broad selection of categories to suit the lifestyle needs of our customers. We market all of our merchandise under the bebe, BEBE SPORT, PH8, bbsp and 2b bebe brand names. In some cases, we select merchandise directly from third-party manufacturers. We do not have long-term contracts with any third party-manufacturers, and we purchase all of the merchandise from manufacturers by purchase order.

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

        In fiscal 2010, we had an eyewear license agreement in place for optical eyewear which represented less than 1% of our business in fiscal 2010. This eyewear license expired on June 30, 2010. Under the terms of this agreement, the licensee manufactured and distributed products branded with the bebe logo to be sold at bebe stores and selected retailers. In August 2010, we signed a new eyewear license agreement with Altair Eyewear, Inc., a subsidiary of Marchon, to manufacture and distribute products branded with the bebe logo to be sold at bebe stores and selected retailers. We expect product under this agreement to be featured in stores and other select retailers beginning in October 2010. In July 2008, we executed an agreement with Inter Parfums, Inc. to design, develop, manufacture, distribute, advertise and promote fragrance and color products using the bebe name. Product was available in our stores and other select retailers beginning in August 2009. In August 2009, we signed an agreement with Titan Industries to design, manufacture and distribute women's non-casual footwear. Products developed under this agreement were featured in stores and other select retailers in Spring 2010. In February 2009, we signed an agreement with Accessory Network Group to design, manufacture and distribute women's handbags and small leather goods. Products developed under this agreement are expected to be available in stores and other select retailers starting September 2010.

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

Seasonality

        Our business is seasonal in nature, with sales peaking during the second fiscal quarter, primarily during the holiday season in November and December. During fiscal 2010, 2009 and 2008, the second fiscal quarter accounted for approximately 30% of our net sales.

Marketing

        We have developed our advertising and direct marketing initiatives to elevate brand awareness, increase customer acquisition and retention and support key growth strategies.

        During fiscal 2010, our marketing expenditures were $23.9 million compared to $27.5 million in fiscal 2009. In fiscal 2011, we will reduce the spend in marketing overall with the exception of bebe.com eAdvertising and anticipate marketing expense to be approximately $24 million.

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

        Our semi-annual collection preview events, where clients are invited to preview the latest collections, will be continued at lowered strategic importance in our stores. Additionally, we schedule events throughout the year in partnership with national and regional magazines to benefit non-profit organizations.

Store Operations

        As of September 2010, our store operations are organized into four regions and 32 districts. Each region is managed by a zone or regional director, and each district is managed by a district manager. Our zone director is responsible for two regions, each regional director is typically responsible for six to ten districts and each district manager is typically responsible for seven to fifteen stores. Each store is typically staffed with three to five managers in addition to sales associates.

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

Sourcing, Quality Control and Distribution

        All of our merchandise is marketed under the bebe, BEBE SPORT, PH8, bbsp and 2b bebe brand names. We design and develop the majority of our merchandise in-house, which is manufactured to our specifications or is sourced directly from third-party manufacturers. When we contract for merchandise production, the contractors produce garments based on designs, patterns and detailed specifications provided by us.

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

        The majority of our merchandise is received, inspected, processed, warehoused and distributed through our distribution center located in Benicia, California. Details about each receipt are supplied to merchandise planners who determine how the product should be distributed among the stores, based on current inventory levels, sales trends and specific product characteristics. Advance shipping notices are electronically communicated to the stores and any goods not shipped are stored for replenishment purposes. Merchandise typically is shipped to the stores two times per week using common carriers.

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

        Our investments in information systems for fiscal 2010 continued to focus on our stores, supply chain, central corporate systems and infrastructure. We completed the roll out of a new point of sale ("POS") system to all stores that has resulted in significant efficiency improvements for our stores and corporate offices. We also completed improvements in merchandise ordering and planning processes by fully integrating our supply chain system. In fiscal 2011, we will continue to make improvements to our POS system, improve our inventory optimization capability across channels and increase our collaboration capabilities and integration with our global vendors to deliver further efficiencies to our supply chain.

        For central corporate systems, we delivered a new VoIP phone system, a new helpdesk system, made progress on our paperless efforts, delivered further efficiencies to our finance group and improved our disaster recovery capabilities.

Employees

        As of July 3, 2010, we had 3,772 employees, of whom 367 were employed at the corporate offices in Brisbane, the Los Angeles design studio and production facility and Benicia distribution center. The remaining 3,405 employees were employed in store operations. There were 1,398 full-time employees and 2,374 employed on a part-time basis. This is a decrease of approximately 5% as compared to the prior fiscal year end. In addition, our employees are not represented by any labor union, and we believe our relationship with our employees is good.

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

 EXECUTIVE OFFICERS AND DIRECTORS OF THE REGISTRANT

Executive Officers and Directors

        The following table sets forth certain information with respect to our executive officers and directors as of September 1, 2010:

Name	Age	Position
Manny Mashouf(1)	72	Chairman of the Board and Chief Executive Officer
Barbara Bass(3)*(4)	59	Director
Cynthia Cohen(2)(3)(4)*	57	Director
Corrado Federico(2)(3)(4)	69	Director
Caden Wang(2)*(4)	58	Director
Emilia Fabricant(1)	44	President of bebe stores, inc.
Walter Parks(1)	51	Chief Operating Officer and Chief Financial Officer
Kathleen Fong-Lee(1)	60	Chief Merchandising Officer
Susan Powers(1)	52	Senior Vice President of Stores
Lawrence Smith(1)	44	Senior Vice President, General Counsel
Liyuan Woo(1)	38	Principal Accounting Officer and Vice President Corporate Controller

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

        Emilia Fabricant joined bebe in August 2010 and currently serves as President, bebe stores, inc. From May to August 2010, Ms. Fabricant served as President of Destination Maternity Corporation. Ms. Fabricant served as President and Chief Merchandising Officer at Charlotte Russe from November 2008 to October 2009. From March 2007 to November 2008, Ms. Fabricant served as President of babystyle. From 2001 until 2007, Ms. Fabricant served as Founder and Chief Executive Officer of Cadeau Maternity. From 2000 to 2001, Ms. Fabricant served as President, Sales and Product Development at Katayone Adeli. From 1998 to 2000 Ms. Fabricant served as Senior Vice President, Divisional Merchandise Manager for Barneys New York, and in various other positions since joining that company in 1990.

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

        Lawrence Smith has served as Senior Vice President, General Counsel since August 2009 and as Vice President, General Counsel since October 2004. Prior to joining bebe stores, inc., Mr. Smith served as Vice President, General Counsel for The Wet Seal, Inc. from January 2002 to October 2004. From January 1996 to January 2002, Mr. Smith served as Vice President, General Counsel for BCBG Max Azria.

        Liyuan Woo joined bebe in August 2010 and currently serves as Principal Accounting Officer and Vice President Corporate Controller. Prior to joining bebe, Ms. Woo held a Senior Manager position with the accounting firm Deloitte & Touche, LLP in its M&A Transaction Services Group from October 2004 through July 2010. Ms. Woo is a Certified Public Accountant.

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

        Factors that might cause our actual results to differ materially from the forward-looking statements discussed elsewhere in this report, as well as affect our ability to achieve our financial and other goals, include, but are not limited to, the following:

        1.     General economic conditions, including increases in energy and commodity prices, that are largely out of our control may adversely affect our financial condition and results of operations.    We are sensitive to changes in general economic conditions, both nationally and locally. Recessionary economic cycles, higher interest rates, higher fuel and other energy costs, inflation, deflation, increases in commodity prices, higher levels of unemployment, higher consumer debt levels, higher tax rates and other changes in tax laws or other economic factors that may affect consumer spending or buying habits could adversely affect the demand for products we sell in our stores. In addition, the recent turmoil in the financial markets may have an adverse effect on the U.S. and world economy, which could negatively impact consumer spending patterns. We cannot assure you that government responses to the disruptions in the financial markets will restore consumer confidence.

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

        2.     We face significant competition in the retail and apparel industry, which could harm our sales and profitability.    The retail and apparel industries are highly competitive and are characterized by low barriers to entry. We expect competition in our markets to increase. The primary competitive factors in our markets are: brand name recognition, sourcing, product styling, quality, presentation and pricing, timeliness of product development and delivery, store ambiance, customer service and convenience. We compete with traditional department stores, specialty store retailers, lower price point retailers, business to consumer websites, off-price retailers and direct marketers for, among other things, raw materials, market share, retail space, finished goods, sourcing and personnel. Because many of these competitors are larger and have substantially greater financial, distribution and marketing resources than we do or maintain comparatively lower cost of operations, we may lack the resources to adequately compete with them. If we fail to remain competitive in any way, it could harm our business, financial condition and results of operations.

        3.     The success of our business depends in large part on our ability to identify fashion trends as well as to react to changing customer demand in a timely manner.    Consequently, we depend in part upon the customer response to the creative efforts of our merchandising, design and marketing teams and their ability to anticipate trends and fashions that will appeal to our consumer base. If we miscalculate our customers' product preferences or the demand for our products, we may be faced with excess inventory. Historically, this type of occurrence has resulted in excess fabric for some products and markdowns and/or write-offs, which has impaired our profitability, and may do so in the future. Similarly, any failure on our part to anticipate, identify and respond effectively to changing customer demands and fashion trends will adversely affect our sales. In addition, from time to time, we may pursue new concepts, and if the new concepts are not successful, our financial condition may be harmed.

        4.     We cannot assure that future store openings will be successful and new store openings may impact existing stores.    We expect to open approximately 8 stores in fiscal 2011. In the past, we have closed stores as a result of poor performance, and we cannot assure that the stores that we plan to open in fiscal 2011, or any other stores that we might open in the future, will be successful or that our overall operating profit will increase as a result of opening these stores. During fiscal 2010, we closed 19 stores, and during fiscal 2011, we anticipate closing up to 49 stores, primarily related to the PH8 store closures discussed previously. Most of our new store openings in fiscal 2011 will be in existing markets. These openings may affect the existing stores' net sales and profitability. Our failure to predict accurately the demographic or retail environment at any future store location could have a material adverse effect on our business, financial condition and results of operations.

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

        5.     Our sales, margins and operating results are subject to seasonal and quarterly fluctuations.    Our business varies with general seasonal trends that are characteristic of the retail and apparel industries, such as the timing of seasonal wholesale shipments and other events affecting retail sales. As a result, our stores typically generate a higher percentage of our annual net sales and profitability in the second quarter of our fiscal year (which includes the holiday selling season) compared to other quarters.

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

        6.     We may be required to record losses in future quarters as a result of the decline in value of our investments in auction rates securities or as a result of a change in our ability to hold our investments in auction rate securities.    We hold a variety of interest bearing ARS comprised of federally insured student loan backed securities and insured municipal authority bonds. These ARS investments are intended to provide liquidity via an auction process that resets the applicable interest rate at predetermined calendar intervals, allowing investors to either roll over their holdings or gain immediate liquidity by selling such interests at par. The recent uncertainties in the credit markets that began in February 2008 have affected our holdings in ARS investments and the majority of auctions for our investments in these securities have failed to settle on their respective settlement dates. Consequently, $95.6 million of our ARS are not currently liquid and we will not be able to access these funds until a future auction of these investments is successful or securities are purchased or redeemed outside of the auction process. Maturity dates for these ARS investments range from 2012 to 2044, with principal distributions occurring on certain securities prior to maturity.

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

        7.     Our success depends on our ability to attract and retain key employees in order to support our existing businesses and future expansion.    From time to time we actively recruit qualified candidates to fill key executive positions from within our company. There is substantial competition for experienced personnel, which we expect will continue. We compete for experienced personnel with companies who have greater financial resources than we do. In the past, we have experienced significant turnover of our executive management team and retail store personnel. We are also exposed to employment practice litigation due to the large number of employees and high turnover of our sales associates. If we fail to attract, motivate and retain qualified personnel, it could harm our business and limit our ability to expand.

        In addition, we depend upon the expertise and execution of our key employees, particularly: Manny Mashouf, our founder, Chief Executive Officer and Chairman of the Board of Directors; Emilia Fabricant, President; and Kathleen Fong-Lee, Chief Merchandising Officer. If we lose the services of Mr. Mashouf , Ms. Fabricant, Ms. Fong-Lee, or any key officers or employees, it could harm our business and results of operations.

        8.     Because Manny Mashouf beneficially owns a substantial portion of the outstanding shares, other shareholders may not be able to influence the direction the company takes.    As of August 31, 2010, Manny Mashouf, our Chief Executive Officer and Chairman of the Board, beneficially owned approximately 53% of the outstanding shares of our common stock. As a result, he can control the election of directors and the outcome of all issues submitted to the shareholders. This may make it more difficult for a third party to acquire shares, may discourage acquisition bids, and could limit the price that certain investors might be willing to pay for shares of common stock. This concentration of stock ownership may have the effect of delaying, deferring or preventing a change in control of our company.

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

        11.   Any serious disruption at our major facilities could have a harmful effect on our business.    We currently operate a corporate office in Brisbane, California, a distribution facility in Benicia, California, and a design studio and production facility in Los Angeles, California. Any serious disruption at these facilities whether due to construction, relocation, fire, earthquake, terrorist acts or otherwise could harm our operations and could negatively affect our business and results of operations. Furthermore, we have little experience operating essential functions away from our main corporate offices and are uncertain what effect operating such satellite facilities might have on business, personnel and results of operations.

        12.   If we are unable to obtain raw materials or unable to find manufacturing facilities or our manufacturers perform unacceptably, our sales may be negatively affected and our financial condition may be harmed.    We do not own any manufacturing facilities and therefore depend on contractors and third parties to manufacture our products. We place all of our orders for production of merchandise and raw materials by purchase order and do not have any long-term contracts with any manufacturer or supplier. If we fail to maintain favorable relationships with our manufacturers and suppliers or are unable to obtain sufficient quantities of quality raw materials on commercially reasonable terms, it could harm our business and results of operations. We cannot assure you that contractors and third-party manufacturers (1) will not supply similar products to our competitors, (2) will not stop supplying products to us completely or (3) will supply products in a timely manner. Untimely receipt of products may result in lower than anticipated sales and markdowns which would have a negative impact on earnings. Furthermore, we have received in the past, and may receive in the future, shipments of products from manufacturers that fail to conform to our quality control standards. In such event, unless we are able to obtain replacement products in a timely manner, we may lose sales. Certain of our third-party manufacturers store our raw materials. In the event our inventory was damaged or destroyed and we were unable to obtain replacement raw materials, our earnings could be negatively impacted.

        13.   Our business could be adversely impacted by unfavorable international political conditions.    Due to our international operations, our sales and operating results are, and will continue to be, affected by international social, political, legal and economic conditions. In particular, our business could be adversely impacted by instability or changes resulting in the disruption of trade with the countries in which our contractors, suppliers or customers are located, significant fluctuations in the value of the dollar against foreign currencies or restrictions on the transfer of funds, or additional trade restrictions imposed by the United States and other foreign governments. Trade restrictions, including increased tariffs or quotas, embargoes and customs restrictions could increase the cost or reduce the supply of merchandise available to us and adversely affect our financial condition and results of operations. In addition, we purchase a substantial amount of our raw materials from China and our business and operating results may be affected by changes in the political, social or economic environment in China.

        14.   If we are not able to protect our intellectual property our ability to capitalize on the value of our brand name may be impaired.    Even though we take actions to establish, register and protect our trademarks and other proprietary rights, we cannot assure you that we will be successful or that others will not imitate our products or infringe upon our intellectual property rights. In addition, we cannot assure that others will not resist or seek to block the sale of our products as infringements of their trademark and proprietary rights.

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

        15.   If an independent manufacturer violates labor or other laws, or is accused of violating any such laws, or if their labor practices diverge from those generally accepted as ethical, it could harm our business and brand image.    While we maintain a policy to monitor the operations of our independent manufacturers by having an independent firm inspect these manufacturing sites, and all manufacturers are contractually required to comply with such labor practices, we cannot control the actions or the public's perceptions of such manufacturers, nor can we assure that these manufacturers will conduct their businesses using ethical or legal labor practices. Apparel companies, in certain conditions, may be held jointly liable for the wrongdoings of the manufacturers of their products. While we do not control our manufacturers' employment conditions or business practices, and the manufacturers act in their own interest, they may act in a manner that results in negative public perceptions of us and/or employee allegations or court determinations that we are jointly liable.

        16.   Failure to comply with Section 404 of the Sarbanes-Oxley Act of 2002 could negatively impact investor confidence.    In order to meet the requirements of the Sarbanes-Oxley Act of 2002 in future periods, we must continuously document, test, monitor and enhance our internal control over financial reporting. We cannot assure that the periodic evaluation of our internal controls required by Section 404 of the Sarbanes-Oxley Act will not result in the identification of significant control deficiencies and/or material weaknesses. Failure to maintain the effectiveness of our internal control over financial reporting or to comply with the requirements of this Act could have a material adverse effect on our reputation, financial condition and market price of our common stock.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

        As of July 3, 2010, our 297 stores, all of which are leased, encompassed approximately 1,130,000 total square feet. The typical store lease is for a 10-year term and requires us to pay a base rent and a percentage rent if certain minimum sales levels are achieved. Many of the leases provide a lease termination option in specified years of the lease if certain minimum sales levels are not achieved. In addition, leases for store locations typically require us to pay property taxes, utilities, repairs and common area maintenance fees. Associated with our decision to discontinue our PH8 operations, beginning in the first quarter of fiscal 2011 we plan to close or convert our 48 PH8 stores which will result in a decrease in square footage of approximately 123,000 total square feet, or 11%.

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

        A former employee sued us in a complaint filed July 27, 2006 in the Superior Court of California, San Mateo County (case No. CIV 456550) alleging a failure to pay all wages, failure to pay overtime wages, failure to pay minimum wages, failure to provide meal periods, violation of Labor Code §450, violation of Labor Code §2802 and California Code of Regulations §11040(9)(A), statutory wage violations (late payment of wages), unlawful business practices under Business and Professions Code §16720 and §17200, conversion of wages and violation of Civil Code §52.1. The plaintiff purports to bring the action also on behalf of current and former California bebe employees who are similarly situated. The lawsuit seeks compensatory, statutory, punitive, restitution and injunctive relief. The Court's previous stay has been lifted, discovery has commenced and a status conference is set for November 15, 2010.

        We are also involved in various other legal proceedings arising in the normal course of business. None of these matters nor the matter listed above are expected, individually or in the aggregate, to have a material adverse effect on our business, financial condition or results of operations.

        bebe intends to defend itself vigorously against each of these claims. However, the results of any litigation are inherently uncertain. bebe cannot assure you that it will be able to successfully defend itself in these lawsuits. Where required, and/or otherwise appropriate, we have recorded an estimate of potential liabilities that we believe is reasonable. Any estimates are revised as further information becomes available.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of our shareholders during the fourth quarter of fiscal 2010.

 PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        Our common stock trades on the Nasdaq National Market under the symbol "BEBE." The following table sets forth the high and low sales prices of our common stock for each quarterly period within the two years ended July 3, 2010, as reported by Nasdaq:

	High	Low
Fiscal 2009
First Quarter	$11.26	$8.56
Second Quarter	9.07	4.57
Third Quarter	7.59	4.59
Fourth Quarter	9.50	6.40
Fiscal 2010
First Quarter	$8.65	$5.69
Second Quarter	7.50	5.30
Third Quarter	9.66	5.92
Fourth Quarter	10.05	6.10

        In October 2008, our board of directors authorized a program to repurchase up to $30 million of our common stock. We intend, from time to time, as business conditions warrant, to purchase stock in the open market or through private transactions. Purchases may be increased, decreased or discontinued at any time without prior notice. The plan does not obligate us to purchase any specific number of shares and may be suspended at any time at management's discretion. In fiscal 2010 we repurchased approximately 0.7 million shares at an average price per share of $5.80 for an aggregate purchase price of $4.2 million. In the first fiscal quarter of 2011 we repurchased approximately 2.1 million shares at an average price per share of $5.84 and as of August 31, 2010 we had completed the maximum amount of repurchases approved under the plan.

        As of August 31, 2010, the number of holders of record of our common stock was 79 and the number of beneficial holders of our common stock was approximately 8,000.

        Declaration and payment of dividends is within the sole discretion of our Board of Directors, subject to limitations imposed by California law and compliance with our credit agreements and will depend on our earnings, capital requirements, financial condition and such other factors as the Board of Directors deems relevant. During fiscal 2009, we declared four quarterly dividends of $0.05 each per common share. During the first three quarters of fiscal 2010 we declared quarterly dividends of $0.025 each per common share. In the fourth quarter of fiscal 2010 we declared a dividend of $1.00 per common share.

Stock Performance Graph

        The graph below compares the percentage changes in our cumulative total shareholder return on our common stock for the five-year period ended July 3, 2010, with (i) the cumulative total return of the S & P 500 Index ("S & P 500") and (ii) the S & P Apparel, Accessories & Luxury Goods Index. The total shareholder return for our common stock assumes quarterly reinvestment of dividends.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among bebe stores, inc., the S&P 500 Index
and the S&P Apparel, Accessories & Luxury Goods Index

*
$100 invested on 6/30/05 in stock or index, including reinvestment of dividends.
Fiscal year ending June 30.

  Copyright© 2010 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

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

	Fiscal Year Ended
	July 3, 2010	July 4, 2009	July 5, 2008	July 7, 2007	July 1, 2006
	(Dollars in thousands, except per share data)
Operating Results:
Net sales	$508,968	$602,998	$687,622	$670,912	$579,073
Cost of sales, including production and occupancy	311,061	359,805	372,209	349,095	292,592

Gross margin	197,907	243,193	315,413	321,817	286,481
Selling, general and administrative expenses(1)	209,012	233,309	236,044	216,560	181,986

Income (loss) from operations	(11,105)	9,884	79,369	105,257	104,495
Interest and other income, net	3,158	6,672	16,396	13,120	10,408

Income (loss) before income taxes	(7,947)	16,556	95,765	118,377	114,903
Provision (benefit) for income taxes	(2,782)	3,921	32,685	41,099	41,096

Net income (loss)	$(5,165)	$12,635	$63,080	$77,278	$73,807

Basic income (loss) per share	$(0.06)	$0.14	$0.70	$0.83	$0.81
Diluted income (loss) per share	$(0.06)	$0.14	$0.69	$0.81	$0.79
Basic weighted average shares outstanding	86,408	87,949	89,783	92,810	91,373
Diluted weighted average shares outstanding	86,408	88,179	91,089	94,973	93,795
Statistics:
Number of stores:
Opened during period	8	13	35	36	31
Closed during the period	19	8	5	5	3
Open at end of period	297	308	303	273	242
Net sales per average store(2)	$1,580	$1,880	$2,344	$2,417	$2,437
Comparable store sales increase (decrease)(3)	(17.1)%	(20.9)%	(7.6)%	2.9%	6.1%

	As of
	July 3, 2010	July 4, 2009	July 5, 2008	July 7, 2007	July 1, 2006
	(Dollars in thousands, except per share data)
Balance Sheet Data:
Working capital	$178,479	$234,184	$137,381	$403,612	$330,269
Total assets	551,893	571,455	597,763	607,028	500,909
Long-term debt, including current portion	—	—	—	260	509
Shareholders' equity	369,055	459,495	485,885	504,590	408,224
Dividends declared per common share	$1.08	$0.20	$0.20	$0.20	$0.17

(1)
Net of impairment charges for store assets of $8.0 million, $7.3 million, $0.8 million, $0 and $0.1 million in fiscal 2010, 2009, 2008, 2007 and 2006, respectively.

(2)
Based on the sum of average monthly sales for the period.

(3)
Comparable store sales are calculated by including the net sales of stores that have been open at least one year. Therefore, a store is included in the comparable store sales base beginning with its thirteenth month. Stores that have been expanded or remodeled by 15 percent or more or have been permanently relocated are excluded from the comparable store sales base. In addition, comparable store sales are calculated using a same day sales comparison. On-line and international licensee store sales are not included in the comparable store sales calculation. Due to the change in storefronts and product offering, PH8 stores have been excluded from comparable store sales as of their open date in November of fiscal 2010.

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

Overview

        We design, develop and produce a distinctive line of contemporary women's apparel and accessories under the bebe, BEBE SPORT, bbsp, PH8 and 2b bebe brand names. We operate stores in the United States, Puerto Rico, Virgin Islands and Canada. In addition we have an on-line store at www.bebe.com that ships to customers in the United States, Canada, Puerto Rico, the U.S. Protectorates and internationally via our third party provider, International Checkout. We also have international stores operated by licensees in South East Asia, United Arab Emirates, Israel, Russia, Mexico and Turkey. Our distinctive product offering includes a full range of separates, tops, dresses, active wear and accessories in the following lifestyle categories: career, evening, casual and active. We design and develop the majority of our merchandise in-house, which is manufactured to our specifications. The remainder is sourced directly from third-party manufacturers.

        Fiscal 2010 financial highlights include the following:

  •
  Net sales for fiscal 2010 were $509.0 million, down 15.6% from $603.0 million for fiscal 2009. Comparable store sales for fiscal 2010 decreased 17.1% compared to a decrease of 20.9% in the previous fiscal year.

  •
  Gross margin for fiscal 2010 was 38.9% compared to 40.3% for fiscal 2009.

  •
  Selling, general and administrative expenses for the 2010 fiscal year were $209.0 million, down 10.4% from $233.3 million for fiscal 2009.

  •
  Net loss for the fiscal year ended July 3, 2010 was $5.2 million, or a net loss of $0.06 per share on a diluted basis, compared to net income of $12.6 million, or $0.14 per share on a diluted basis in the prior year.

  •
  Cash increased by $103.3 million during fiscal 2010, up from a decrease of $33.0 million for fiscal 2009.

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

        Revenue recognition.    We recognize revenue at the time the products are received by the customers for store sales at the point at which the customer receives and pays for the merchandise at the register. For on-line sales, we recognize revenue at the time the customer receives the product. We estimate and defer revenue and the related product costs for shipments that are in transit to the customer. Customers typically receive goods within one week of shipment. We reflect amounts related to shipping billed to customers in net sales and the related costs in cost of goods sold. Sales tax collected from customers on retail sales are recorded net of retail sales at the time of the transaction.

        We record a reserve for estimated product returns based on historical return trends. If actual returns are greater than those projected, we may include additional sales returns in the future. We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to calculate our sales return reserve. However, if the actual rate of sales returns increases significantly, our operating results could be adversely affected. We have not made any material changes in the accounting methodology used to estimate future sales returns in the past three fiscal years.

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

        Gift certificates sold are carried as a liability and sales revenue is recognized when the gift certificate is redeemed. Similarly, customers may receive a store credit in exchange for returned goods.

Store credits are carried as a liability until redeemed. Unredeemed store credits and gift certificates are recognized as other income three and four years, respectively, after issuance, which is when management deems redemptions to be remote. In addition, we sell gift cards with no expiration dates to customers in our retail store locations, through our online stores, and through third parties. Sales revenue from gift cards is recognized when they are redeemed by the customer. In addition, we recognize income on unredeemed gift cards when we can determine that the likelihood of the gift card being redeemed is remote and there is no legal obligation to remit the unredeemed gift cards to relevant jurisdictions (gift card breakage). We determine gift card breakage income based on historical redemption patterns. We accumulated sufficient historical data to determine elapsed time for recording breakage income during the second quarter of fiscal 2010, which we estimate is four years. Gift card breakage is included as other income within selling, general and administrative expenses. We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to calculate our breakage income. However, if the actual rate of redemption for gift certificates, store credits, and gift cards increases significantly, our operating results could be adversely affected.

        We record royalty revenue from product licensees as the greater of the minimum amount guaranteed in the contract or amount sold.

        We recognize wholesale licensee revenue from sale of product to international licensee operated bebe stores at the time the licensee receives shipment. We exclude these stores from comparable store sales.

        Stock Based Compensation    Stock-based awards to employees are recognized as compensation expense, based on the calculated fair value on the date of grant. We determine the fair value using the Black-Scholes option pricing model. This model requires subjective assumptions, which are affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include our expected stock price volatility over the term of the awards, actual and projected employee exercise behaviors, risk-free interest rate and expected dividends. As the stock-based compensation expense recognized on the consolidated statements of operations for fiscal 2010, 2009 and 2008 is based on awards ultimately expected to vest, such amount has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on our historical experience over the last ten years.

        Inventories.    We state inventories at the lower of weighted average cost or market. We determine market based on the estimated net realizable value, which is generally the merchandise selling price. To ensure that our raw material is properly valued, we age the fabric inventory and record a reserve in accordance with our established policy, which is based on historical experience. To ensure our finished goods inventory is properly valued, we review the age and turnover of our inventory and record an adjustment if the selling price is marked down below cost. These assumptions can have an impact on current and future operating results and financial position. We estimate and record shrinkage for the period between the last physical count and balance sheet date based on historic shrinkage trends.

        Investments.    We hold a variety of interest bearing auction rate securities ("ARS") consisting of federally insured student loan backed securities and insured municipal authority bonds. As of July 3, 2010, our ARS portfolio totaled approximately $95.6 million, net of a temporary impairment charge of $13.1 million, classified as available for sale securities. These ARS investments are intended to provide liquidity via an auction process that resets the applicable interest rate at predetermined calendar intervals, allowing investors to either roll over their holdings or gain immediate liquidity by selling such interests at par. The uncertainties in the credit markets that began in February 2008 have affected our holdings in ARS investments and auctions for our investments in these securities have failed to settle on their respective settlement dates. Historically the fair value of ARS investments had approximated par value due to the frequent resets through the auction process. While we continue to earn interest on our ARS investments at the maximum contractual rate, these investments are not currently trading and therefore do not currently have a readily determinable market value. Accordingly, the estimated fair value of ARS no longer approximates par value. Consequently, the investments are not currently liquid, and we will not be able to access these funds until a future auction of these investments is successful, the issuer redeems the securities, or at maturity. Maturity dates for these ARS range from 2012 to 2044 with principal distributions occurring on certain securities prior to maturity.

        We also hold short-term available for sale securities totaling $58.0 million at July 3, 2010 that consist of treasury bills and certificates of deposit.

        We review our impairments in accordance with guidance issued by the FASB and SEC in order to determine the classification of the impairment as "temporary" or "other-than-temporary". A temporary impairment charge results in an unrealized loss being recorded in the other comprehensive income component of shareholders' equity. Such an unrealized loss does not affect net income for the applicable accounting period. An other-than-temporary impairment charge is recorded as a loss in the consolidated statement of operations and reduces net income for the applicable accounting period. When evaluating the investments for other-than-temporary impairment, we estimate the expected cash flows of the underlying collateral by reviewing factors such as the length of time and extent to which the fair value has been below cost basis, the financial condition of the issuer and any changes thereto, and our intent to sell, or whether it is more likely than not it will be required to sell, the investment before recovery of the investment's unamortized cost basis.

        The valuation of our investment portfolio is subject to uncertainties that are difficult to predict. Factors that may impact our valuation include changes to credit ratings of the issuers of the securities as well as to the underlying assets supporting those securities, rates of default of the underlying assets, underlying collateral value, discount rates and ongoing strength and quality of market credit and liquidity.

        Impairment of long-lived assets.    We review long-lived assets for impairment whenever events or changes in circumstances, such as store closures or poor performing stores, indicate that the carrying value of an asset may not be recoverable. Assets are grouped and evaluated for impairment at the lowest level of which there are identifiable cash flows, which is generally at a store level. Store assets are reviewed using factors including, but not limited to, the Company's future operating plans and projected cash flows. The determination of whether impairment has occurred is based on an estimate of undiscounted future cash flows directly related to that store, compared to the carrying value of the assets. If the sum of the undiscounted future cash flows of a store does not exceed the carrying value of the assets, full or partial impairment may exist. For impaired assets, we recognize a loss equal to the difference between the net book value of the asset and its estimated fair value. Fair value is based upon discounted future cash flows of the asset using a discount rate commensurate with the risk. In addition, at the time a decision is made to close a store, we record an impairment charge, if appropriate, or accelerate depreciation over the revised useful life of the asset. During fiscal 2010, we recorded an $8.0 million charge for the impairment of store assets. We recorded a $7.3 million impairment charge in fiscal 2009 and an impairment charge of $0.8 million during fiscal 2008. We believe at this time that the long-lived assets' carrying values and useful lives continue to be appropriate; however significant changes from our current future forecasts could result in additional impairment charges.

        Income Taxes.    We account for income taxes using an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in our financial statements or tax returns. We are subject to periodic audits by the Internal Revenue Service and other foreign, state and local taxing authorities. These audits may challenge certain of our tax positions such as the timing and amount of income and deductions and the allocation of taxable income to various tax jurisdictions. We evaluate our tax positions and establish liabilities in accordance with applicable accounting guidance on uncertainty in income taxes. To the extent that our estimates change or the final tax outcome of these matters is different than the amounts recorded, such differences will impact the income tax provision in the period in which such determinations are made. Our effective tax rate in a given financial statement period may be materially impacted by changes in the mix and level of earnings, changes in the expected outcome of audits or changes in the deferred tax valuation allowance.

Recent Accounting Pronouncements

Fair Value

        In September 2006, the FASB issued guidance which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. This guidance is contained in ASC 820, "Fair Value Measurements and Disclosures". In February 2008, the FASB deferred the effective date for non-financial assets and liabilities, except for certain items that are recognized or disclosed at fair value at least annually. We elected to partially adopt the provisions ASC 820 as of July 6, 2008 for financial instruments. Although the partial adoption did not materially impact our financial condition, results of operations or cash flow, we are now required to provide additional disclosures as part of our financial statements. Our adoption of the remaining provisions of ASC 820, pertaining to fair value disclosures related to non-financial assets and liabilities, on July 5, 2009 has not had a material impact on our consolidated financial position, statements of operations or cash flows.

Results of Operations

        Our fiscal year ends on the first Saturday after June 30. Fiscal 2010, 2009 and 2008 each included 52 weeks.

        The following table sets forth certain financial data as a percentage of net sales for the periods indicated:

	Fiscal Year Ended
	July 3, 2010	July 4, 2009	July 5, 2008
Statement of Operating Data:
Net sales	100.0%	100.0%	100.0%
Cost of sales, including production and occupancy(1)	61.1	59.7	54.1

Gross margin	38.9	40.3	45.9
Selling, general and administrative expenses(2)	41.1	38.7	34.3

Income (loss) from operations	(2.2)	1.6	11.6
Interest and other income, net	0.6	1.1	2.4

Income (loss) before income taxes	(1.6)	2.7	14.0
Provision (benefit) for income taxes	(0.5)	0.6	4.8

Net income (loss)	(1.0)%	2.1%	9.2%

(1)
Cost of sales includes the cost of merchandise, occupancy costs and production costs.

(2)
Selling, general and administrative expenses primarily consist of non-occupancy store costs, corporate overhead and advertising costs.

Fiscal Years Ended July 3, 2010 and July 4, 2009

        Net Sales.    Net sales decreased to $509.0 million during the fiscal year ended July 3, 2010 from $603.0 million in fiscal 2009, a decrease of $94.0 million, or 15.6%. The decrease in net sales was primarily attributable to a 17.1% decrease in comparable store sales resulting primarily from the lower traffic and conversion in stores, a reduced customer acceptance of the merchandise offering, and an 8.8% decrease in our on-line sales. These decreases were partially offset by an increase in wholesale sales of $5.5 million, or 28.4%.

        Gross Margin.    Gross margin decreased to $197.9 million for the year ended July 3, 2010 from $243.2 million in fiscal 2009, a decrease of $45.3 million, or 18.6%. As a percentage of net sales, gross margin of 38.9% was lower than the prior year at 40.3% primarily due to unfavorable occupancy leverage partially offset by lower markdown activity.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses, which primarily consist of non-occupancy store costs, corporate overhead and advertising costs, decreased to $209.0 million during fiscal 2010 from $233.3 million in fiscal 2009, a decrease of $24.3 million, or 10.4%. This decrease in dollars was a result of lower compensation and advertising expense, and gift card breakage income recorded for the first time beginning in the second quarter of fiscal 2010, offset by a $3.0 million non-cash stock based compensation adjustment primarily related to prior years that resulted from errors caused by flaws in third party software. We determined that the impact of this error is not material to the previously issued annual consolidated financial statements. We do not believe that the correction of this error is material to the consolidated financial statements for the year ended July 3, 2010. As a percentage of net sales, these expenses increased to 41.1% during fiscal 2010 from 38.7% in fiscal 2009. This increase as a percentage of net sales was primarily due to deleveraging of store depreciation expense and other fixed costs, fixed asset impairments and the costs associated with the previously mentioned adjustment related to stock based compensation.

        Interest and Other Income, Net.    We generated $3.2 million of interest and other income, net of other expenses, during fiscal 2010 as compared to $6.7 million in fiscal 2009. The decrease in interest and other income resulted from investments in lower-yielding tax-exempt investments and money market funds.

        Provision for Income Taxes.    Our effective tax rate was 35.0% for fiscal 2010 as compared to 23.7% for fiscal 2009. The increase in the effective tax rate is attributable to the loss before tax recognized during fiscal 2010 and the associated impact of tax exempt interest recognized for the year.

        Net loss.    Net loss for the fiscal year ended July 3, 2010 was $5.2 million compared to net income of $12.6 million in the prior year. A significant factor in the loss was our PH8 division, which will be accounted for as discontinued operations beginning in fiscal 2011. In fiscal 2010, PH8 operating loss after taking into account $6.7 million of impairment charges was $22.2 million, compared to $9.2 million in the prior year after taking into account $3.9 million of impairment charges.

Fiscal Years Ended July 4, 2009 and July 5, 2008

        Net Sales.    Net sales decreased to $603.0 million during the year ended July 4, 2009 from $687.6 million in fiscal 2008, a decrease of $84.6 million, or 12.3%. The decrease in sales is primarily attributable to a 20.9% decrease in comparable store and a 6.6% decrease in our on-line sales. These decreases were partially offset by an increase in stores not included in comparable store sales of $29.1 million, an increase in wholesale sales of $5.7 million and an increase in royalty revenue of $1.0 million.

        Gross Margin.    Gross margin decreased to $243.2 million for the year ended July 4, 2009 from $315.4 million in fiscal 2008, a decrease of $72.2 million, or 22.9%. As a percentage of net sales, gross margin of 40.3% was lower than prior year at 45.9% primarily due to higher markdowns and unfavorable occupancy leverage.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses, which primarily consist of non-occupancy store costs, corporate overhead and advertising costs, decreased to $233.3 million during fiscal 2009 from $236.0 million in fiscal 2008, a decrease of $2.7 million, or 1.1%. As a percentage of net sales, these expenses increased to 38.7% during fiscal 2009 from 34.3% in fiscal 2008. This increase as a percentage of net sales was primarily due to deleveraging of store fixed costs, employee acquisition and termination costs, and fixed asset impairments.

        Interest and Other Income, Net.    We generated $6.7 million of interest and other income, net of other expenses, during fiscal 2009 as compared to $16.4 million in fiscal 2008. The decrease in interest and other income resulted from investments in lower-yielding tax-exempt investments and money market funds and an approximately $0.6 million loss on the ARS written put right.

        Provision for Income Taxes.    Our effective tax rate was 23.7% for fiscal 2009 as compared to 34.1% for fiscal 2008. The lower effective tax rate for 2009 was primarily attributable to our tax exempt interest and a tax refund from 2006 amended returns.

Seasonality of Business and Quarterly Results

        Our business varies with general seasonal trends that are characteristic of the retail and apparel industries. As a result, our typical store generates a higher percentage of its annual net sales and profitability in the second quarter of our fiscal year, which includes the holiday selling season, compared to other quarters of our fiscal year. If for any reason our sales were below seasonal norms during the second quarter of our fiscal year, our annual operating results would be negatively impacted. Because of the seasonality of our business, results for any quarter are not necessarily indicative of results that may be achieved for a full fiscal year.

Discontinuation of PH8 Operations and Related Store Closures

        In July 2010, we announced that we will discontinue the operations of our PH8 division, which will allow us to focus our efforts on improving bebe sales and profitability as well as continuing to develop our 2b bebe business, including the possible conversion of certain current PH8 stores to 2b bebe stores. We estimate that the total pre-tax cost associated with closing or converting our 48 PH8 stores will be up to approximately $17 million. This $17 million includes $2.6 million related to the write-off of the net book value of the stores' assets and $0.1 million to mark down inventory to the lower of cost or market, both non-cash charges have been recorded in the fourth quarter of fiscal 2010. The $17 million also includes an estimated $14 million related to future lease liabilities and potential salary expenses, both cash charges which we expect to record as the stores close. We have begun to close or convert the PH8 stores in the first fiscal quarter of 2011 and anticipate that all 48 stores will be closed or converted during fiscal 2011. Beginning in the first quarter of fiscal 2011, the results of PH8 will be presented as discontinued operations and all prior periods will be reclassified to conform to such presentation.

Liquidity and Capital Resources

        Our working capital requirements vary widely throughout the year and generally peak during the first and second fiscal quarters. At July 3, 2010, we had approximately $348.3 million of cash, cash equivalents and investments on hand of which $194.7 were cash and equivalents, approximately $95.6 million, net of impairment charges of $13.1 million, were auction rate securities ("ARS"), approximately $40.0 million were Treasury Bills and approximately $18.0 million were certificates of deposit. We do not anticipate the lack of liquidity in the ARS to impact our ability to fund our operations in the foreseeable future and believe we have sufficient cash and equivalents to fund ongoing operations. In addition, we have a revolving line of credit under which we may borrow or issue letters of credit up to a combined total of $25 million. As of July 3, 2010, there were no cash borrowings outstanding under the line of credit, and letters of credit outstanding totaled $0.7 million. As of July 3, 2010, we were not in compliance with respect to covenants in the agreement requiring certain quarterly income levels and certain net worth levels. We obtained a waiver from Wells Fargo as of July 3, 2010.

        At July 3, 2010, we had cash and equivalents of $194.7 million held in accounts managed by third-party financial institutions consisting of invested cash and cash in our operating accounts. The invested cash is invested in interest bearing funds managed by third-party financial institutions. These funds invest in direct obligations of the government of the United States. To date, we have experienced no loss or lack of access to our invested cash or equivalents; however, we can provide no assurances that access to our invested cash and equivalents will not be impacted by adverse conditions in the financial markets.

        At any point in time we have approximately $90 to $200 million of invested cash and cash in operating accounts that are with third party financial institutions. These balances exceed the Federal Deposit Insurance Corporation insurance limits. While we monitor daily the cash balances in our operating accounts and adjust the cash balances as appropriate, these cash balances could be impacted if the underlying financial institutions fail or could be subject to other adverse conditions in the financial markets. To date, we have experienced no loss or lack of access to invested cash or cash in our operating accounts.

        Net cash provided by operating activities in fiscal 2010, 2009 and 2008 was $37.6 million, $40.6 million and $95.2 million, respectively. There were significant decreases in net income of $17.8 million from fiscal 2009 to fiscal 2010 which were offset by an increase in changes of working capital of $22.1 million over the prior fiscal year primarily related to an income tax refund received.

        Net cash provided by investing activities was $77.1 million versus net cash used by investing activities of $43.7 million and net cash provided by investing activities of $41.8 million in fiscal 2010, 2009 and 2008, respectively. The increase in cash provided by investing activities in 2010 was primarily a result of an increase in net proceeds of marketable equity securities of $199.0 million primarily as a result of our UBS settlement at par, and a decrease in the purchase of property, plant and equipment of $15.2 million partially offset by increased purchases of marketable securities of $93.4 million.

        Capital expenditures of $14.2 million in fiscal 2010 primarily include $6.1 million related to the opening of new stores, $2.1 million related to the relocation and expansion of existing stores, and $4.7 million related to investments in management information systems. Capital expenditures of $29.4 million in fiscal 2009 consisted of $17.2 million related to the opening of new stores, $5.7 million related to the relocation and expansion of existing stores, $3.4 million related to investments in management information systems and $3.1 million on other projects.

        We opened 8, 13 and 35 new stores in fiscal 2010, 2009 and 2008, respectively, and we expect to open 8 stores in fiscal 2011. In fiscal 2011, we expect capital expenditures of approximately $13.7 million for new stores and relocation and expansion of existing stores and approximately $6.3 million for investments in information systems and other capital expenditures.

        During fiscal 2010, the average bebe, PH8 and 2b bebe new store construction costs before tenant allowances were $650,000 and the average gross inventory investment per store was $111,000.

        Net cash used by financing activities was $14.7 million in fiscal 2010 compared to net cash used by financing activities of $29.3 million in fiscal 2009. The decrease in cash used by financing activities was primarily a result of a reduction of share repurchase costs of $9.1 million from fiscal 2009 and a $6.5 million reduction in cash dividends paid from the prior fiscal year. Net cash used by financing activities was $29.3 million in fiscal 2009 compared to net cash provided by financing activities of $82.2 million in fiscal 2008.

        In the fourth quarter of fiscal 2010 a $1.00 per share dividend was declared. It was accrued in fiscal 2010 and paid in the first quarter of fiscal 2011.

        We hold a variety of interest bearing ARS consisting of federally insured student loan backed securities and insured municipal authority bonds. As of July 3, 2010, our ARS portfolio totaled approximately $95.6 million, net of a temporary impairment charge of $13.1 million, classified as available for sale securities. These ARS investments are intended to provide liquidity via an auction process that resets the applicable interest rate at predetermined calendar intervals, allowing investors to either roll over their holdings or gain immediate liquidity by selling such interests at par. The uncertainties in the credit markets that began in February 2008 have affected our holdings in ARS investments and auctions for our investments in these securities have failed to settle on their respective settlement dates. Historically the fair value of ARS investments had approximated par value due to the frequent resets through the auction process. While we continue to earn interest on our ARS investments at the maximum contractual rate, these investments are not currently trading and therefore do not currently have a readily determinable market value. Accordingly, the estimated fair value of ARS no longer approximates par value. Consequently, the investments are not currently liquid, and we will not be able to access these funds until a future auction of these investments is successful, the issuer redeems the securities, or at maturity. Maturity dates for these ARS investments range from 2012 to 2044 with principal distributions occurring on certain securities prior to maturity.

        We also hold short-term available for sale securities totaling $58.0 million at July 3, 2010 that consist of treasury bills and certificates of deposit.

        In October 2008, our board of directors authorized a program to repurchase up to $30.0 million of our common stock. We may, from time to time, as business conditions warrant, purchase stock in the open market or through private transactions. Purchases may be increased, decreased or discontinued at any time without prior notice. The plan does not obligate us to repurchase any specific number of shares and may be suspended at any time at management's discretion. During fiscal 2010, we repurchased 729,000 shares at an average price per share of $5.80 for an aggregate purchase price of approximately $4.2 million. As of the first quarter of fiscal 2011, we have repurchased the full authorization of $30 million of shares, but may repurchase additional shares in the future.

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

Summary Disclosures about Contractual Obligations and Commitments:

        The following tables summarize our significant contractual obligations and commercial commitments as of July 3, 2010 (in thousands):

	Amount of commitment expiration period
	Total	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years
Operating leases	$441,838	$63,228	$115,081	$102,039	$161,490
Trade letters of credit	687	687	—	—	—
Unconditional purchase obligations(1)	76,520	68,898	7,621	—	—

Total contractual obligations and commitments(2)	$519,045	$132,813	$122,702	$102,039	$161,490

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

(2)
The table above does not include liabilities related to unrecognized tax benefits. As we are unable to reasonably predict the timing of settlement of such liabilities, the table does not include $3.5 million of income tax, interest and penalties relating to unrecognized tax benefits that are recorded as noncurrent liabilities within our consolidated balance sheet as of July 3, 2010.

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

Interest Rate Risk

        We currently maintain a portfolio of variable interest rate investments consisting of cash equivalents, short-term marketable securities and long-term investments consisting of ARS. According to our investment policy, we may invest in taxable and tax-exempt instruments. In addition, the policy establishes limits on credit quality, maturity, issuer and type of instrument. Marketable securities are classified as "trading" or "available for sale". We do not use derivative financial instruments in our investment portfolio.

        All highly liquid investments with a maturity of three months or less at the date of purchase are considered to be cash equivalents. Investments are considered short-term available for sale securities if the original maturity is between three months and twelve months, or long-term investments if the original maturity is greater than twelve months. Historically the fair value of ARS investments had approximated par value due to the frequent resets through the auction process. While we continue to earn interest on our ARS investments at the maximum contractual rate, these investments are not currently trading and therefore do not currently have a readily determinable market value. Accordingly, the estimated fair value of ARS no longer approximates par value. We determined the estimated fair value of our investment in ARS as of July 3, 2010 using a discounted cash flow model to estimate the fair value of our investments in ARS. The assumptions used in preparing the discounted cash flow model include estimates for interest rates, timing and amount of cash flows and expected holding periods of the ARS. We have modified our investment strategy and increased our investments in more liquid money market investments.

        The following table lists our cash equivalents, short-term marketable securities and long-term marketable securities at July 3, 2010:

Fair Value
(Dollars in thousands)
Cash equivalents	$46,712
Weighted average interest rate	0.10%
Short-term available for sale securities	$58,038
Weighted average interest rate	0.38%
Long-term available for sale securities	$95,564
Weighted average interest rate	0.31%
Total	$200,314

        The interest payable on our bank line of credit is based on variable interest rates and therefore affected by changes in market interest rates. If interest rates rose significantly, our results from operations and cash flows would not be materially affected since we have no outstanding borrowings.

Foreign Currency Risks

        We enter into a significant amount of purchase obligations outside of the United States, substantially all of which are negotiated and settled in U.S. Dollars. Fluctuations in exchange rates can impact our financial condition and results of operations. We also operate a subsidiary for which the functional currency is the Canadian dollar. Assets and liabilities of Canada's operations are translated into U.S. dollars at year-end rates, while income and expenses are translated at the weighted average exchange rates for the year. The related translation adjustments are recorded in accumulated other comprehensive income as a separate component of shareholders' equity. Intercompany settlements are recorded in other income/expense at the weighted average exchange rate for the year. We do not hedge against foreign currency risks and believe that foreign currency exchange risk is immaterial.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        Information with respect to this item is set forth in Item 15 of this Form 10-K.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

        Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended ("the Exchange Act") as of the end of the period covered by this report (July 3, 2010). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of the evaluation date, our disclosure controls and procedures are effective at a reasonable level of assurance to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely discussions regarding required disclosure.

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

ITEM 11.    EXECUTIVE COMPENSATION

        Information with respect to executive compensation required by Item 402 of Regulation S-K is incorporated by reference from "Executive Compensation and Other Matters" in our definitive Proxy Statement to be filed with the SEC not later than 120 days after the end of our fiscal year.

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

3.
Exhibits included or incorporated herein: See Index to Exhibits.

(b) Exhibits

EXHIBIT NUMBER		DESCRIPTION OF DOCUMENT
3.1	(h)	Amended and Restated Articles of Incorporation of Registrant.

3.2	(f)	Amended and Restated Bylaws of Registrant.

4.1	(a)	Specimen certificate representing the Common Stock (in standard printer form, not provided).

10.1	(i)(*)	1997 Stock Plan.

10.2	(a)(*)	1998 Stock Purchase Plan.

10.3	(a)(*)	Form of Indemnification Agreement.

10.6	(b)	Standard Industrial/Commercial-Tenant Lease-Net dated November 30, 1998 between Registrant and Far Western Land and Investment Company, Inc., (lease for additional building to house administrative departments in Brisbane, California).

10.8	(c)	Form of Retail Store License Agreement between Registrant and [company].

10.9	(d)	Amendment No. 1 to Lease Agreement (amendment to Standard Industrial/Commercial-Tenant Lease-Net dated November 30, 1998 between Registrant and Far Western Land and Investment Company, Inc.)

10.10	(e)	Lease Agreement dated October 24, 2000, as amended, between Registrant and Lincoln PO Benicia Limited Partnership.

10.12	(e)(*)	Form of Restricted Stock Units Agreement.

10.17	(f)	Standard Offer, Agreement and Escrow Instructions for Purchase of Real Estate dated January 20, 2004 by and among bebe stores, inc. and 10345 Olympic LLC.

10.18	(g)	Business Loan Agreement dated March 28, 2003, as amended, between Registrant and Bank of America N.A.

10.19	(h)(*)	Management Bonus Plan

10.21	(k)(*)	bebe stores, inc. Form of Stock Option Agreement

10.22	(l)(*)	bebe stores, inc. Form of Restricted Stock Unit Agreement

10.23	(m)	Business Loan Agreement between Registrant and Wells Fargo

21.1		Subsidiaries of Registrant.

EXHIBIT NUMBER	DESCRIPTION OF DOCUMENT
23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney (see signature page).

31.1	Section 302 Certification of Chief Executive Officer.

31.2	Section 302 Certification of Chief Financial Officer.

32.1	Section 906 Certification of Chief Executive Officer.

32.2	Section 906 Certification of Chief Financial Officer.

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

 SIGNATURES

        Pursuant to the requirements of the Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Brisbane, State of California, on the 9th day of September 2010.

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

        Pursuant to the requirements of the Exchange Act, this Annual Report on Form 10-K has been signed by the following persons in the capacities and on the dates indicated:

Name	Title	Date

/s/ MANNY MASHOUF Manny Mashouf	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	September 9, 2010
/s/ WALTER PARKS Walter Parks	Chief Operating Officer and Chief Financial Officer (Principal Financial Officer)	September 9, 2010
/s/ LIYUAN WOO Liyuan Woo	Principal Accounting Officer and Vice President Corporate Controller	September 9, 2010
/s/ BARBARA BASS Barbara Bass	Director	September 9, 2010
/s/ CYNTHIA COHEN Cynthia Cohen	Director	September 9, 2010

Name	Title	Date

/s/ CORRADO FEDERICO Corrado Federico	Director	September 9, 2010
/s/ CADEN WANG Caden Wang	Director	September 9, 2010

 bebe stores, inc.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JULY 3, 2010, JULY 4, 2009, AND JULY 5, 2008:

 MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

        The management of bebe stores, inc. is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. With the participation of the Chief Executive Officer and the Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control—Integrated Framework , issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of July 3, 2010.

        bebe stores, inc.'s independent auditor, Deloitte & Touche LLP, an independent registered public accounting firm, has issued an audit report on our internal control over financial reporting. This audit report appears on page F-3 of this annual report on Form 10-K.

September 9, 2010

/s/ MANNY MASHOUF Manny Mashouf Chairman of the Board and Chief Executive Officer (Principal Executive Officer)
/s/ WALTER PARKS Walter Parks Chief Operating Officer and Chief Financial Officer (Principal Financial Officer)

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
bebe stores, inc.:

        We have audited the accompanying consolidated balance sheets of bebe stores, inc. and subsidiaries (the "Company") as of July 3, 2010 and July 4, 2009, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended July 3, 2010. We also have audited the Company's internal control over financial reporting as of July 3, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying "Management's Annual Report on Internal Control over Financial Reporting." Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of bebe stores inc. and subsidiaries as of July 3, 2010 and

July 4, 2009, and the results of their operations and their cash flows for each of the three years in the period ended July 3, 2010, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of July 3, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/S/DELOITTE & TOUCHE LLP

San Francisco, California
September 9, 2010

bebe stores, inc.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

	As of
	July 3, 2010	July 4, 2009
Assets:
Current assets:
Cash and equivalents	$194,690	$91,390
Available for sale securities	58,038	40,018
Trading securities	—	69,504
Auction rate securities written put option	—	12,740
Receivables (net of allowance of $1,231 and $1,277)	5,674	5,134
Inventories, net	33,458	39,194
Deferred income taxes, net	6,551	8,549
Prepaid and other	16,465	30,947

Total current assets	314,876	297,476
Available for sale securities	95,564	118,187
Property and equipment, net	104,615	126,301
Deferred income taxes, net	31,660	24,272
Other assets	5,178	5,219

Total assets	$551,893	$571,455

Liabilities and Shareholders' Equity:
Current liabilities:
Accounts payable	$22,257	$26,621
Accrued liabilities	113,538	36,671
Income taxes payable	602	—

Total current liabilities	136,397	63,292
Deferred rent and other lease incentives	42,978	45,448
Uncertain tax positions	3,463	3,220

Total liabilities	182,838	111,960

Commitments and contingencies (Notes 6, 7 and 13)
Shareholders' equity:
Preferred stock-authorized 1,000,000 shares at $0.001 par value per share; no shares issued and outstanding	—	—
Common stock-authorized 135,000,000 shares at $0.001 par value per share; issued and outstanding 86,116,596 and 86,758,973 shares	86	87
Additional paid-in capital	144,035	139,437
Accumulated other comprehensive loss	(6,476)	(12,261)
Retained earnings	231,410	332,232

Total shareholders' equity	369,055	459,495

Total liabilities and shareholders' equity	$551,893	$571,455

See accompanying notes to consolidated financial statements.

bebe stores, inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

	Fiscal Year Ended
	July 3, 2010	July 4, 2009	July 5, 2008
Net sales	$508,968	$602,998	$687,622
Cost of sales, including production and occupancy	311,061	359,805	372,209

Gross margin	197,907	243,193	315,413
Selling, general and administrative expenses	209,012	233,309	236,044

Income (loss) from operations	(11,105)	9,884	79,369
Interest and other income, net	3,158	6,672	16,396

Income (loss) before income taxes	(7,947)	16,556	95,765
Provision (benefit) for income taxes	(2,782)	3,921	32,685

Net income (loss)	$(5,165)	$12,635	$63,080

Basic income (loss) per share	$(0.06)	$0.14	$0.70
Diluted income (loss) per share	$(0.06)	$0.14	$0.69
Basic weighted average shares outstanding	86,408	87,949	89,783
Diluted weighted average shares outstanding	86,408	88,179	91,089

See accompanying notes to consolidated financial statements.

bebe stores, inc.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(Amounts in thousands)

	Common Stock
				Accumulated Other Comprehensive Income (Loss)
	Number of Shares	Amount	Additional Paid-in Capital		Retained Earnings	Total	Comprehensive Income
Balances as of July 7, 2007	93,544	$94	$126,744	$9,139	$368,613	$504,590
Net income	—	—	—	—	63,080	63,080	$63,080
Unrealized loss on ARS	—	—	—	(7,800)	—	(7,800)	(7,800)
Foreign currency translation	—	—	—	(1,600)	—	(1,600)	(1,600)

Total comprehensive income							$53,680

Stock based compensation	—	—	9,957	—	—	9,957
Purchase of common stock	(5,000)	(5)	(161)	—	(67,084)	(67,250)
Common stock issued under stock plans including tax benefit	396	—	3,255	—	—	3,255
Cash dividends declared	—	—	—	—	(18,008)	(18,008)
Adoption of uncertain tax position guidance (formerly FIN 48)					(339)	(339)

Balances as of July 5, 2008	88,940	$89	$139,795	$(261)	$346,262	$485,885
Net income	—	—	—	—	12,635	12,635	$12,635
Unrealized loss on ARS	—	—	—	(9,038)	—	(9,038)	(9,038)
Foreign currency translation	—	—	—	(2,962)	—	(2,962)	(2,962)

Total comprehensive income							$635

Stock based compensation	—	—	5,351	—	—	5,351
Purchase of common stock	(2,388)	(2)	(3,842)	—	(9,484)	(13,328)
Common stock issued under stock plans including tax benefit	207	—	(1,867)	—	—	(1,867)
Cash dividends declared	—	—	—	—	(17,181)	(17,181)

Balances as of July 4, 2009	86,759	$87	$139,437	$(12,261)	$332,232	$459,495
Net loss	—	—	—	—	(5,165)	(5,165)	$(5,165)
Unrealized gain on ARS	—	—	—	3,777	—	3,777	3,777
Foreign currency translation	—	—	—	2,008	—	2,008	2,008

Total comprehensive income							$620

Stock based compensation	—	—	5,548	—	—	5,548
Purchase of common stock	(729)	(1)	(1,178)	—	(3,048)	(4,227)
Common stock issued under stock plans including tax benefit	87	—	228	—	—	228
Cash dividends declared	—	—	—	—	(92,609)	(92,609)

Balances as of July 3, 2010	86,117	$86	$144,035	$(6,476)	$231,410	$369,055

See accompanying notes to consolidated financial statements.

bebe stores, inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Fiscal Year Ended
	July 3, 2010	July 4, 2009	July 5, 2008
Cash flows from operating activities:
Net income (loss)	$(5,165)	$12,635	$63,080
Adjustments to reconcile net income to cash provided by operating activities:
Non-cash compensation expense	5,548	5,351	9,957
Depreciation and amortization	26,318	26,861	22,675
Non-cash charge for asset impairment	7,979	7,254	848
Net loss on disposal of property	1,091	1,209	79
Loss (gain) on trading securities, including written put option	(582)	582	—
Deferred income taxes	(6,417)	(800)	(5,719)
Long term uncertain tax positions	243	(181)	—
Tax benefit from exercise of stock options and awards	117	332	570
Excess tax benefit from exercise of stock options and awards	(20)	(141)	(581)
Deferred rent	(1,167)	(13)	6,052
Changes in operating assets and liabilities:
Receivables	(1,283)	(232)	3,400
Inventories	5,846	3,426	1,278
Prepaid and other	14,678	(16,894)	(4,551)
Accounts payable	(4,366)	3,385	(6,943)
Income taxes payable	602	—	—
Accrued liabilities	(5,866)	(2,223)	5,077

Net cash provided by operating activities	37,556	40,551	95,222

Cash flows from investing activities:
Purchase of property and equipment	(14,190)	(29,418)	(41,784)
Purchase of investments	(133,369)	(40,018)	(336,950)
Proceeds from sales and maturities of investments	224,677	25,700	420,500

Net cash provided by / (used) by investing activities	77,118	(43,736)	41,766

Cash flows from financing activities:
Proceeds from stock options exercised	361	1,179	2,687
Excess of tax benefit on stock options exercised	20	141	581
Cash dividends paid	(10,829)	(17,290)	(18,238)
Purchase of common stock	(4,227)	(13,328)	(66,950)
Other	—	(38)	(223)

Net cash used by financing activities	(14,675)	(29,336)	(82,143)

Net increase (decrease) in cash and equivalents	99,999	(32,521)	54,844
Effect of exchange rate changes on cash	3,301	567	2,897

Cash and equivalents:
Beginning of year	91,390	123,344	65,603

End of year	$194,690	$91,390	$123,344

Non-cash investing activities:
Change in fair value of available for sale securities—unrealized gain (loss)	$3,777	$(9,038)	$(7,800)
Accrued capital expenditures	$2,248	$1,960	$1,950
Non-cash financing activities:
Dividends payable	$86,117	$4,338	$4,447

Supplemental information:
Cash paid for interest	$89	$32	$48

Cash paid (received) for income taxes	$(12,942)	$21,014	$36,338

See accompanying notes to consolidated financial statements.

bebe stores, inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

        Nature of the business—bebe stores, inc. (the "Company") designs, develops and produces a distinctive line of contemporary women's apparel and accessories, which it markets under the bebe, PH8, BEBE SPORT, bbsp and 2b bebe brand names. As of July 3, 2010, the Company operates 297 specialty retail stores located in 36 states, the District of Columbia, Puerto Rico, the U.S. Virgin Islands and Canada. In addition, the Company has 49 international stores operated by licencees and an on-line store at www.bebe.com.

        The Company has one reportable segment and has three brands with product lines of a similar nature. Revenues of the Company's international wholesale licensee retail operations represented approximately five percent of total revenues for fiscal year 2010 compared to approximately three percent in fiscal 2009 and approximately two percent in fiscal 2008.

        Basis of financial statement presentation—The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America (GAAP).

        Consolidation—The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany transactions and balances have been eliminated.

        Fiscal year—The Company's fiscal year ends on the first Saturday after June 30. Fiscal years 2010, 2009 and 2008 each have 52 weeks.

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

        Foreign currency adjustments—The Company enters into a significant amount of purchase obligations outside of the United States, substantially all of which are negotiated and settled in U.S. Dollars. The Company also operates a subsidiary for which the functional currency is the Canadian dollar. Assets and liabilities of Canada's operations are translated into U.S. dollars at year-end rates, while income and expenses are translated at the weighted average exchange rates for the year. The related translation adjustments are recorded in accumulated other comprehensive income as a separate component of shareholders' equity. Intercompany settlements are recorded in interest and other income, net at the weighted average exchange rate for the year.

        Cash and equivalents—represent cash and short-term, highly liquid investments with original maturities of less than three months.

        Investments—The Company holds treasury bills, certificates of deposit and a variety of interest bearing auction rate securities ("ARS") consisting of federally insured student loan backed securities and insured municipal authority bonds. Except for ARS, we designate our investments as marketable securities which are reported at fair value, with unrealized gains and losses recorded in accumulated other comprehensive income. As of July 3, 2010, the Company's ARS portfolio totaled approximately $95.6 million classified as available for sale securities. (See note 3 for further discussion of the Company's investments.)

bebe stores, inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Summary of Significant Accounting Policies (Continued)

        Fair value of financial instruments—The carrying values of cash and equivalents, marketable securities, receivables and accounts payable approximate their estimated fair values.

        Concentration of credit risk—Financial instruments, which subject the Company to concentration of credit risk, consist principally of cash and equivalents and marketable securities. The Company invests its cash through financial institutions. Such investments may be in excess of FDIC insurance limits. The Company has not experienced any losses on its deposits of cash and equivalents for the periods presented.

        Inventories—are stated at the lower of weighted average cost or market. Cost includes certain indirect purchasing, merchandise handling and storage costs.

        Allowance for Doubtful Accounts—The changes in the allowance for doubtful accounts are summarized below (in thousands):

	Fiscal Year Ended
	July 3, 2010	July 4, 2009	July 5, 2008
Balance at beginning of year	$1,277	$1,197	$1,094
Charged to cost and expense	143	370	455
Write offs	(189)	(290)	(352)

Balance at end of year	$1,231	$1,277	$1,197

        Property and equipment, net—are stated at cost. Depreciation and amortization on property and equipment is computed using the straight-line method over the following estimated useful lives.

Description	Term
Buildings	39.5 years
Leasehold improvements	10 years or term of lease, whichever is shorter
Furniture, fixtures, equipment and vehicles	5
Computer hardware and software	3

        Impairment of long-lived assets—The Company regularly reviews the carrying value of its long-lived assets. Long-lived assets are reviewed quarterly or whenever events or changes in circumstances indicate that the carrying amount of its assets might not be recoverable. Assets are grouped and evaluated for impairment at the lowest level of which there are identifiable cash flows, which is generally at a store level. Store assets are reviewed for impairment using factors including, but not limited to, the Company's future operating plans and projected cash flows. The determination of whether impairment has occurred is based on an estimate of undiscounted future cash flows directly related to that store, compared to the carrying value of the assets. The Company recognizes impairment if the sum of the undiscounted future cash flows of a store does not exceed the carrying value of the assets, full or partial impairment may exist. For impaired assets, the Company recognizes a loss equal to the difference between the net book value of the asset and its estimated fair value. Fair value is based on discounted future cash flows of the asset using a discount rate commesurate with the risk. In addition, at the time a decision is made to close a store, the Company records an impairment charge, if appropriate, or accelerates depreciation over the revised useful life of the asset. Based on the bebe stores, inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Summary of Significant Accounting Policies (Continued)

review of certain underperforming stores, the Company recorded impairment charges of $8.0 million, $7.3 million and $0.8 million in 2010, 2009 and 2008, respectively.

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

        Revenue recognition—The Company recognizes revenue at the time the products are received by the customer. Revenue is recognized for store sales at the point at which the customer receives and pays for the merchandise at the register. For on-line sales, revenue is recognized at the time the customer receives the product. The Company estimates and defers revenue and the related product costs for shipments that are in transit to the customer. Customers typically receive goods within a few days of shipment. Amounts related to shipping billed to customers are reflected in net sales and the related costs are reflected in cost of goods sold. Sales tax collected from customers on retail sales are recorded net of retail sales at the time of the transaction.

        The Company records a reserve for estimated product returns based on historical return trends. If actual returns are greater than those projected, additional sales returns may be recorded in the future. The changes in the returns reserve are summarized below (in thousands):

	Fiscal Year Ended
	July 3, 2010	July 4, 2009	July 5, 2008
Balance at beginning of year	$481	$1,405	$1,020
Charged to cost and expense	14,655	19,212	20,665
Returns	(14,315)	(20,136)	(20,280)

Balance at end of year	$821	$481	$1,405

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Summary of Significant Accounting Policies (Continued)

        Gift certificates sold are carried as a liability and revenue is recognized when the gift certificate is redeemed. Similarly, customers may receive a store credit in exchange for returned goods. Store credits are carried as a liability until redeemed. Unredeemed store credits and gift certificates are recognized as other income within selling, general and administrative expenses three and four years, respectively, after issuance. In addition, the Company sells gift cards with no expiration dates to customers in its retail store locations, through its online stores, and through third parties. Income from gift cards is recognized when they are redeemed by the customer. In addition, the Company recognizes income on unredeemed gift cards when it can determine that the likelihood of the gift card being redeemed is remote and there is no legal obligation to remit the unredeemed gift cards to relevant jurisdictions (gift card breakage). The Company determines the gift card breakage income based on historical redemption patterns. The Company accumulated sufficient historical data to determine elapsed time for recording breakage income during the second quarter of fiscal 2010, which the Company estimates is four years. Gift card breakage is included as other income within selling, general and administrative expenses. The Company recognized $1.3 million in income related to recognition of gift card breakage in fiscal 2010.

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

        Advertising costs—are charged to expense when the advertising takes place. Advertising costs were $23.9 million, $27.5 million and $31.0 million, respectively, during fiscal 2010, 2009 and 2008.

        Income taxes—are accounted for using an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. The Company is subject to periodic audits by the Internal Revenue Service and other foreign, state and local taxing authorities. These audits may challenge certain of the Company's tax positions such as the timing and amount of income and deductions and the allocation of taxable income to various tax jurisdictions. The Company evaluates its tax positions and establishes liabilities in accordance with applicable accounting guidance on uncertainty in income taxes. In estimating future tax consequences, all expected future events then known to management are considered other than changes in the tax law or rates.

        Additional income tax information has been included in note 9 of the notes to the financial statements. The reconciliation of uncertain tax benefit schedule in this footnote has been corrected for 2009 and 2008 fiscal years to exclude $0.7 million and $0.5 million of interest and penalties, respectively. This correction has no effect on our tax amounts recorded and has been made for presentation purposes only.

bebe stores, inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Summary of Significant Accounting Policies (Continued)

        Self-Insurance—The Company uses a combination of insurance and self-insurance for employee related health care benefits and workers compensation. The Company records self-insurance liabilities based on claims filed and an estimate of those claims incurred but not reported.

        Stock based compensation—Stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is the vesting period. The Company uses the Black-Scholes option pricing model to determine the fair value of stock options, restricted stock units and employee stock purchase plan shares. The determination of the fair value of stock-based payment awards on the date of grant using an option-pricing model is affected by the Company's stock price as well as assumptions regarding a number of complex and subjective variables. These variables include the Company's expected stock price volatility over the term of the awards, actual and projected employee exercise behaviors, risk-free interest rate and expected dividends. As the stock-based compensation expense recognized on the consolidated statements of operations for fiscal 2010, 2009 and 2008 is based on awards ultimately expected to vest, such amounts have been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on the Company's historical experience over the last ten years.

        Earnings per share—Basic earnings per share (EPS) is computed as net earnings divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through the exercise of outstanding dilutive stock options.

        The following is a reconciliation of the number of shares used in the basic and diluted earnings per share computations:

	Fiscal Year Ended
	July 3, 2010	July 4, 2009	July 5, 2008
	(in thousands)
Basic weighted average number of shares outstanding	86,408	87,949	89,783
Incremental shares from assumed issuance of stock options	—	230	1,306

Diluted weighted average number of shares outstanding	86,408	88,179	91,089

        The number of incremental shares from the assumed issuance of stock options is calculated by applying the treasury stock method.

        Excluded from the computation of the number of diluted weighted average shares outstanding were anti-dilutive options of 4.5 million, 6.1 million and 2.9 million for the fiscal years ended July 3, 2010, July 4, 2009 and July 5, 2008, respectively.

        Comprehensive income—consists of net income and other comprehensive income (income, expenses, gains and losses that bypass the income statement and are reported directly as a separate component of equity). The Company's comprehensive income equals net income (loss), unrealized gains (losses) on bebe stores, inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Summary of Significant Accounting Policies (Continued)

investments and foreign currency translation adjustments for all periods presented. Such components of comprehensive income are shown in the consolidated statements of shareholders' equity.

        Reclassification—certain amounts in the prior year statement of cash flows have been reclassified to conform to current year presentation.

Recent Accounting Pronouncements

Fair Value

        In September 2006, the FASB issued guidance which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. This guidance is contained in ASC 820, "Fair Value Measurements and Disclosures". In February 2008, the FASB deferred the effective date for non-financial assets and liabilities, except for certain items that are recognized or disclosed at fair value at least annually. The Company elected to partially adopt the provisions ASC 820 as of July 6, 2008 for financial instruments. Although the partial adoption did not materially impact the Company's financial condition, results of operations or cash flow, the Company is now required to provide additional disclosures as part of its financial statements. The Company's adoption of the remaining provisions of ASC 820, pertaining to fair value disclosures related to non-financial assets and liabilities, on July 5, 2009 has not had a material impact on the Company's consolidated financial position, statements of operations or cash flows.

2. Planned Discontinuation of PH8 Operations and Related Store Closures

        On July 2, 2010, the Board of Directors authorized the Company to discontinue the operations of its PH8 division, which will allow the Company to focus its efforts on improving bebe sales and profitability as well as continuing to develop its 2b bebe concept, including the possible conversion of certain PH8 stores to 2b bebe stores. The Company will begin to close or convert PH8 stores in the first fiscal quarter of 2011 and all 48 stores will be closed or converted during fiscal 2011. Beginning in the first quarter of 2011, the results of the PH8 division will be presented as discontinued operations and all prior periods will be reclassified to conform to such presentation. The Company anticipates recording incremental charges related to asset impairment, lease terminations and employee severance associated with this discontinuation of approximately $17 million. This $17 million includes $2.6 million of store impairment charges that were included in selling, general and administrative expenses recorded in the fourth quarter of fiscal 2010.

3. Investments

        The Company's investment portfolio consists of treasury bills, certificates of deposit and auction rate securities. The Company holds a variety of interest bearing auction rate securities ("ARS") consisting of federally insured student loan backed securities and insured municipal authority bonds. As of July 3, 2010, the Company's ARS portfolio totaled approximately $95.6 million classified as available for sale securities. The Company's ARS portfolio includes approximately 96% federally insured student loan backed securities and 4% municipal authority bonds. The Company's ARS portfolio consists of approximately 47% AAA rated investments, 5% AA rated investments, 33% A rated investments, 5% BBB rated investments and 10% CCC rated investments. This is a change from the Company's bebe stores, inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Investments (Continued)

fiscal 2009 portfolio, which consisted of 46% AAA rated investments, 14% AA rated investments, 30% A rated investments and 10% BBB rated investments. These ARS investments are intended to provide liquidity via an auction process that resets the applicable interest rate at predetermined calendar intervals, allowing investors to either roll over their holdings or gain immediate liquidity by selling such interests at par. The uncertainties in the credit markets that began in February 2008 have affected the Company's holdings in ARS investments and auctions for the Company's investments in these securities have failed to settle on their respective settlement dates. Historically the fair value of ARS investments had approximated par value due to the frequent resets through the auction process. While the Company continues to earn interest on its ARS investments at the maximum contractual rate, these investments are not currently trading and therefore do not currently have a readily determinable market value. Accordingly, the estimated fair value of ARS no longer approximates par value. Consequently, the investments are not currently liquid, and the Company will not be able to access these funds until a future auction of these investments is successful, the issuer redeems the securities, or at maturity. Maturity dates for these ARS investments range from 2012 to 2044 with principal distributions occurring on certain securities prior to maturity.

        In November 2008, the Company entered into a settlement agreement related to its ARS held with UBS Financial Services, Inc. ("UBS") that grants the Company certain rights related to these ARS (the "Right"). Beginning June 30, 2010, at the Company's request, UBS agreed to purchase all of the Company's ARS held with them at par value. Conversely, UBS had the right, in its discretion, to purchase or sell the Company's ARS at any time until July 2, 2012, so long as the Company receives payment at par value upon any sale or disposition. The enforceability of the Right resulted in a put option which has been recognized as a free standing asset separate from the ARS. Upon acceptance of the offer from UBS, the Company recorded the put option at fair value of $11.6 million, with a corresponding credit to interest and other income, net. Although it is a financial instrument, the put option does not meet the FASB's definition of a derivative instrument; therefore the Company elected to measure the put option at fair value. As a result, unrealized gains and losses are included in earnings. On July 3, 2010, the Company elected to exercise the Right and as a result UBS has purchased all ARS held by the Company and all related assets and liabilities have been removed from the balance sheet and an associated gain of $0.6 million has been recognized in the current year.

        The remainder of the Company's ARS investment portfolio of $95.6 million, net of a temporary impairment charge of $13.1 million, remains long term available for sale on our balance sheet. The related temporary impairment charge is included in accumulated other comprehensive loss.

        We also hold short-term available for sale securities totaling $58.0 million at July 3, 2010, that consist of $40.0 million in treasury bills and $18.0 million in certificates of deposit at cost which approximates fair value.

        The Company reviews its impairments in accordance with guidance issued by the FASB and SEC in order to determine the classification of the impairment as "temporary" or "other-than-temporary". A temporary impairment charge results in an unrealized loss being recorded in the other comprehensive income component of shareholders' equity. Such an unrealized loss does not affect net income for the applicable accounting period. An other-than-temporary impairment charge is recorded as a loss in the condensed consolidated statement of income and reduces net income for the applicable accounting period. When evaluating the investments for other-than-temporary impairment, the Company estimates the expected cash flows of the underlying collateral by reviewing factors such as the bebe stores, inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Investments (Continued)

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

        The following is a summary of our available for sale securities:

	Fiscal Year Ended July 3, 2010
	Cost	Unrealized Losses Less Than 12 Months	Unrealized Losses 12 Months or Greater	Estimated Fair Value
	(in thousands)
Short term treasury bills	$40,000	$—	$—	$40,000
Short term certificates of deposit	18,038	—	—	18,038

	58,038	—	—	58,038
Long term auction rate securities	$108,625	$—	$13,061	$95,564

	Fiscal Year Ended July 4, 2009
	Cost	Unrealized Losses Less Than 12 Months	Unrealized Losses 12 Months or Greater	Estimated Fair Value
	(in thousands)
Short term treasury bills	$40,018	$—	$—	$40,018
Long term auction rate securities	$135,025	—	$16,838	118,187

bebe stores, inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Fair Value Measurements

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

        As of July 3, 2010, the Company held financial instruments that are measured at fair value on a recurring basis. These included cash equivalents and available for sale securities. Cash equivalents consist of money market funds. Short term available for sale securities consist of government treasury bills and certificates of deposit. Long term available for sale securities consist of auction rate securities ("ARS"). These securities consist of federally insured student loan backed securities and insured municipal authority bonds.

        The Company determined the estimated fair value of its investment in ARS as of July 3, 2010 using a discounted cash flow model. The assumptions used in preparing the discounted cash flow model include estimates for liquidity, interest rates, timing, credit ratings, credit wrap and amount of cash flows and expected holding periods of the ARS.

        The following items are measured at fair value on a recurring basis at July 3, 2010:

Description	July 3, 2010	Using Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
	Fair value measurements at reporting date
	(In thousands)
Cash equivalents	$46,712	$46,712	$—	$—
Current available for sale securities	58,038	58,038	—	—
Non-current available for sale securities	95,564	—	—	95,564

Total	$200,314	$104,750	$—	$95,564

        During the year ended July 3, 2010 there were no transfers of assets and liabilities between Level 1 (quoted prices in active markets for identical assets) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy. An impairment charge has been booked that reduces the carrying amount of the applicable non-current assets of $108.6 million to their fair value of $95.6 million as of July 3, 2010. The following table presents the Company's activity for assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the year ended July 3, 2010:

(In thousands)
Balance at July 4, 2009	$200,431
Total gains or (losses) (realized or unrealized)
Included in earnings	582
Included in other comprehensive income	3,777
Settlements	(109,226)

Balance at July 3, 2010	$95,564

bebe stores, inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Fair Value Measurements (Continued)

Non-financial Assets

        Effective July 5, 2009, the Company has adopted enhanced disclosure requirements for non-financial assets and liabilities measured at fair value on a non-recurring basis. As discussed in Note 1 of Notes to Consolidated Financial Statements, the Company recorded a charge for the impairment of long lived assets of $8.0 million for fiscal 2010, which was recorded in selling, general and administrative expenses in the Consolidated Statement of Operations. The fair value of the long lived assets was determined using Level 3 inputs and the valuation techniques discussed in Note 1 of the Notes to the Consolidated Financial Statements.

5. Inventories

        The Company's inventories consist of:

	As of
	July 3, 2010	July 4, 2009
	(In thousands)
Raw materials	$531	$2,151
Merchandise available for sale	32,927	37,043

Inventories	$33,458	$39,194

6. Credit Facilities

        The Company has an unsecured commercial line of credit agreement which provides for borrowings and issuance of letters of credit of up to a combined total of $25.0 million and expires on March 31, 2012. The outstanding balance bears interest at either the bank's reference rate (which was 3.25% as of both July 3, 2010 and July 4, 2009) or the LIBOR rate (which was 0.35% and 0.32% at July 3, 2010 and July 4, 2009, respectively) plus 1.75 percentage points. As of July 3, 2010 and July 4, 2009, there were no outstanding cash borrowings, and there was $0.7 million and $1.2 million, respectively, of letters of credit outstanding.

        These credit facilities require the Company to comply with certain financial covenants, including amounts for minimum tangible net worth, unencumbered liquid assets and profitability, and certain restrictions on making loans and investments. As of July 3, 2010 the Company was not in compliance with respect to covenants requiring certain operating quarterly income levels and certain tangible net worth levels. A Waiver has been obtained from Wells Fargo as of July 3, 2010.

7. Lease Obligations

        The Company leases its retail store locations, corporate headquarters and distribution center, and accounts for these leases as operating leases. The Company recognizes rent expense on a straight-line basis over the term of the lease, taking into account, when applicable, lessor incentives for tenant improvements, periods where no rent payment is required and escalations in rent payments over the term of the lease. Deferred rent is recognized for the difference between the rent expense recognized on a straight-line basis and the payments made per the terms of the lease. Store leases typically provide for payment by the Company of certain operating expenses, real estate taxes and additional rent based bebe stores, inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Lease Obligations (Continued)

on a percentage of net sales if a specified net sales target is exceeded. In addition, certain leases have escalation clauses and provide for terms of renewal and/or early termination based on the net sales volumes achieved.

        Rent expense under operating leases for the fiscal years ended July 3, 2010, July 4, 2009 and July 5, 2008 was $97.5 million, $94.9 million and $88.7 million, respectively. Rent expense included other lease-required expenses for fiscal years 2010, 2009 and 2008 of $32.7 million, $33.5 million and $31.8 million, respectively.

        Future minimum lease payments at July 3, 2010 are as follows:

Operating Leases
(Dollars in thousands)
Fiscal year
2011	$63,228
2012	58,903
2013	56,178
2014	53,155
2015	48,884
Thereafter	161,490

Total minimum lease payments	$441,838

8. Accrued Liabilities

        Accrued liabilities consist of the following (in thousands):

	As of
	July 3, 2010	July 4, 2009
Gift certificates, gift cards and store credits	$7,175	$8,415
Dividend payable	86,117	4,338
Employee compensation	5,755	6,535
Sales/use tax payable	2,457	2,661
Deferred revenue	5,047	5,760
Other	6,987	8,962

Total	$113,538	$36,671

bebe stores, inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Income Taxes

        Significant components of the provision for income taxes are as follows:

	Fiscal Year Ended
	July 3, 2010	July 4, 2009	July 5, 2008
	(Dollars in thousands)
Current:
Federal	$3,146	$2,506	$30,733
State	(32)	2,207	6,612
Foreign	523	8	1,059

	3,637	4,721	38,404

Deferred:
Federal	(5,765)	1,966	(4,201)
State	(878)	(2,487)	(1,307)
Foreign	226	(279)	(211)

	(6,417)	(800)	(5,719)

Provision (benefit)	$(2,782)	$3,921	$32,685

        The components of earnings from continuing operations before income taxes are as follows:

	Fiscal Years Ended
	July 3, 2010	July 4, 2009	July 5, 2008
	(in thousands)
United States	$(18,333)	$11,410	$88,307
Foreign	10,386	5,146	7,458

Total income (loss) from continuing operations before income taxes	$(7,947)	$16,556	$95,765

        A reconciliation of the federal statutory tax rate with the Company's effective income tax rate is as follows:

	Fiscal Year Ended
	July 3, 2010	July 4, 2009	July 5, 2008
Federal statutory rate	35.0%	35.0%	35.0%
State rate, net of federal benefit	4.7	0.8	3.3
Tax-exempt interest	5.6	(11.6)	(4.9)
Stock-based compensation	(1.5)	5.2	1.1
Fiscal 2006 amended tax return	—	(3.9)	—
Foreign deferred tax adjustment	(6.7)	—	—
Other	(2.1)	(1.8)	(0.4)

Effective tax rate	35.0%	23.7%	34.1%

bebe stores, inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Income Taxes (Continued)

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax reporting purposes.

        Significant components of the Company's deferred tax assets (liabilities) are as follows:

	July 3, 2010	July 4, 2009
	(In thousands)
Current:
Gift certificates, gift cards and store credits	$2,716	$3,200
Inventory	1,791	2,171
Other accrued expenses	669	156
Deferred revenue	1,760	1,981
Accrued vacation	924	769
State taxes	52	381
Prepaid expenses	(1,056)	(863)
Put option reserve	—	221
Other	485	533

Total current	7,341	8,549
Valuation allowance	(790)	(1,417)

Non-Current:
Basis difference in fixed assets	17,721	12,148
Deferred rent	8,171	7,002
Stock based compensation	7,577	5,784
Foreign tax credit	952	758
Construction allowance	(5,429)	(4,414)
Unrealized loss	4,816	7,553
Indirect benefit from uncertain tax positions	1,961	1,472
Other	47	724

Total non-current	35,816	31,027
Valuation allowance	(4,155)	(5,338)

Deferred tax assets, net	$38,212	$32,821

        As of July 3, 2010, the Company has foreign tax credit carry forwards of approximately $1.0 million which will be available to offset future taxable income. If not used, these carryforwards will expire at various dates from fiscal year 2016 to fiscal year 2017. As of July 3, 2010, the Company maintains a valuation allowance of approximately $4.9 million for the deferred tax asset recorded related to the temporary impairment on the Company's auction rate securities since it is unlikely that this deferred tax asset will be realized.

        The Company accounts for interest and penalties related to unrecognized tax benefits as a component of income tax expense. During the years ended July 3, 2010, July 4, 2009 and July 5, 2008, the Company recognized approximately $0.1 million, $0.1 million, and ($0.2 million) in interest and bebe stores, inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Income Taxes (Continued)

penalties, respectively. The Company had approximately $0.7 million and $0.7 million for the accrual of interest and penalties at July 3, 2010, and July 4, 2009, respectively.

        The Company could be subject to Federal and state tax examinations for fiscal years 2006 and forward. The Company may also be subject to audits in Canada for fiscal years 2003 and forward. The Company is currently under state income tax audit in certain states and expects the commencement of these tax audits in the near term. At this time, the Company does not believe that the outcome of any examination will have a material impact on the Company's financial statements.

        As of July 3, 2010, the Company has $2.7 million in unrecognized tax benefits. A reconciliation of the beginning and ending amount of unrecognized tax benefits follows:

	July 3, 2010	July 4, 2009	July 5, 2008
	(in thousands)
Balance as of beginning of period	$3,111	$2,856	$4,472
Additions for tax positions taken during the current year	3	574	—
Additions for tax positions taken during prior years	26	4	800
Reductions for tax positions taken during prior years	(11)	—	—
Settlements	—	—	(1,940)
Expirations of statues of limitations	(393)	(323)	(476)

Balance as of end of period	$2,736	$3,111	$2,856

        The Company corrected the table above for fiscal years 2009 and 2008 to exclude penalties of $0.7 million and $0.5 million, respectively. Total uncertain tax positions as previously reported as of July 4, 2009 and July 5, 2008 have not changed.

        Of the $2.7 million recorded at July 3, 2010, $1.0 million of unrecognized tax benefits would affect the effective tax rate if recognized. While the Company expects the amount of unrecognized tax benefits to change in the next twelve months, the change is not expected to have a significant effect on the estimated effective annual tax rate, the results of operations or financial position.

bebe stores, inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Property and Equipment

        Property and equipment consist of the following:

	As of
	July 3, 2010	July 4, 2009
	(in thousands)
Leasehold improvements	$139,479	$153,374
Furniture, fixtures and equipment	54,524	50,564
Computer hardware and software	39,221	35,721
Land and buildings	12,646	12,646
Construction in progress	4,443	7,194

Total	250,313	259,499
Less: Accumulated depreciation	(145,698)	(133,198)

Property and equipment, net	$104,615	$126,301

        Construction in progress consists primarily of construction costs related to facilities that will open subsequent to year end and information technology projects.

11. Employee Benefit Plan

        Employees are eligible to participate in the Company's 401(k) plan if they have been employed by the Company for one year, have reached age 21 and work at least 1,000 hours annually. Generally, employees can defer up to 75% of their gross wages up to the maximum limit allowable under the Internal Revenue Code. The Company can make a discretionary matching contribution for the employee. Company contributions to the plan for the years ended July 3, 2010, July 4, 2009 and July 5, 2008 were $0, $364,000 and $284,000, respectively.

12. Shareholders' Equity

Preferred Stock

        The Company is authorized to issue up to 1,000,000 shares of $0.001 par value preferred stock and to fix the rights, preferences, privileges and restrictions including voting rights, of these shares without any further vote or approval by the shareholders. No preferred stock has been issued to date.

Common Stock Plans

        The 1997 Stock Plan as amended (the "Stock Plan") provides for the grant of incentive stock options, non-qualified stock options, stock purchase rights, stock awards and restricted stock units ("RSU"). Although the Stock Plan allows for stock options and related awards to be granted at prices below fair market value, the Company has historically granted such options at the fair market value of the stock on the date of grant. Stock options and related awards have a maximum term of ten years. Options and restricted stock units granted to employees generally vest over four years with 20% of the award vested in each of the first and second years and 30% vested in each of the remaining two years. Options granted to directors generally vest over four years with 20% of the award vested in each of the first and second years and 30% vested in each of the remaining two years. Restricted stock units awarded to directors generally vest over a period of one year from the date of grant. As of July 3, bebe stores, inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Shareholders' Equity (Continued)

2010, the Company has 9,182,997 shares of common stock authorized and unissued under the Stock Plan and there were 4,644,346 shares available for future grant.

        The following table summarizes information about stock options outstanding at July 3, 2010:

	Options Outstanding			Options Vested and Exercisable
Exercise Prices	Number (In thousands)	Weighted Average Remaining Life (in years)	Weighted Average Exercise Price	Number (In thousands)	Weighted Average Exercise Price
$2.95 to $7.56	1,065	6.83	$6.49	381	$5.81
$7.60 to $7.63	397	6.30	7.61	195	7.63
$7.64 to $7.64	963	6.19	7.64	0	0.00
$7.67 to $8.63	962	1.32	8.47	905	8.50
$8.90 to $27.69	1,049	6.33	11.05	563	11.44

	4,436	5.33	$8.35	2,044	$8.72

        As of July 3, 2010, July 4, 2009 and July 5, 2008 there were approximately 2,044,000, 3,171,000 and 4,391,000 options exercisable at weighted average exercise prices per share of $8.72, $11.80 and $10.16, respectively.

bebe stores, inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Shareholders' Equity (Continued)

        The following table summarizes stock option activity:

	Shares Outstanding (Amounts in thousands)	Weighted Average Exercise Price of Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding, July 4, 2009	5,321	$11.85
Granted	1,989	7.52
Exercised	(52)	5.14
Cancelled	(2,822)	14.42

Outstanding, July 3, 2010	4,436	$8.35	5.33	$350

Exercisable, July 3, 2010	2,043	$8.72	2.58	$323
Options vested and expected to vest—end of period	3,606	$8.46	4.63	$336

        Intrinsic value for stock options is defined as the difference between the current market value and the grant price. For the years ended July 3, 2010, July 4, 2009 and July 5, 2008 the total intrinsic value of stock options exercised was $0.1 million, $0.6 million and $2.4 million, respectively. Cash received from stock options exercised during the years ended July 3, 2010, July 4, 2009 and July 5, 2008 was $0.3 million, $1.0 million and $2.6 million, respectively, and the actual tax benefit realized for tax deductions from stock options exercised totaled $0.1 million, $0.5 million and $2.4 million, respectively.

        The following table summarizes RSU activity:

	Shares (In thousands)	Weighted Average Grant Date Fair Value Per Share
Nonvested, July 4, 2009	91	$13.97
Granted	44	6.82
Cancelled	(26)	7.83
Vested	(7)	8.77

Nonvested, July 3, 2010	102	$12.66

Stock based compensation

        For the fiscal years ended July 3, 2010, July 4, 2009 and July 5, 2008 the Company recognized share-based compensation expense of $5.5 million, $5.4 million and $10.0 million, respectively, as a component of selling, general and administrative expenses. As of July 3, 2010, there was $5.7 million (before any related tax benefit) of total unrecognized compensation cost related to nonvested share-based compensation that is expected to be recognized over a weighted-average period of 3.0 years.

        The fair value of each option grant was estimated on the date of the grant using the Black-Scholes valuation model. The expected life of the options represents the period of time the options are bebe stores, inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Shareholders' Equity (Continued)

expected to be outstanding and is based on historical trends. The expected stock price volatility is based on an average of the historical volatility of the Company's stock for a period approximating the expected life and the implied volatility based on traded options of the Company's stock. The expected dividend yield is based on the Company's historical dividend payout. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant and has a term that approximates the expected life.

        The following table presents the weighted average assumptions used in the option pricing model for the stock options granted in the years ended July 3, 2010, July 4, 2009 and July 5, 2008:

	July 3, 2010	July 4, 2009	July 5, 2008
Expected dividend rate	1.46%	2.36%	1.48%
Volatility	51.7%	51.1%	47.2%
Risk-free interest rate	2.4%	2.5%	3.9%
Expected lives (years)	4.1	4.2	4.3
Fair value per option granted	$2.92	$3.23	$5.17

        Since fiscal 2006, the Company has licensed software from a third party provider to automate the administration of its employee equity programs and calculate its stock-based compensation expense. Subsequent to the issuance of the Company's June 2009 annual financial statements the Company was notified of errors in the calculation of stock based compensation expense for fiscal years 2009, 2008, 2007 and 2006. The errors were identified after the Company's third-party software provider notified its clients that it made a change to how its software program calculates stock based compensation expense. Specifically, the prior version of this software calculated stock based compensation expense by incorrectly applying a weighted average forfeiture rate to the vested portion of stock option awards until the grant's final vest date, rather than calculating stock based compensation expense based upon the actual vested portion of the grant date fair value, resulting in an understatement of stock based compensation expense in certain periods prior to the grant's final vest date. Thus, this error affected the timing of stock-based compensation expense recognition.

        The Company determined that the cumulative error from the understatement of stock based compensation expense related to the periods discussed above totaled $2.5 million, net of tax effects through July 3, 2010. The impact of the errors on fiscal years 2009, 2008, 2007 and 2006, is to increase (decrease) net income by $0.1 million, $0.7 million, ($0.8) million and ($2.3) million, respectively.

        The Company has determined that the impact of this error is not material to the previously issued annual and interim unaudited consolidated financial statements using the guidance of SEC Staff Accounting Bulletin No. 99 ("SAB 99") and SAB 108. Accordingly, the annual consolidated financial statements for the year ended July 3, 2010 include the cumulative adjustment to increase stock-based compensation expense by $2.5 million net of tax effect to correct these errors. The Company does not believe the correction of these errors is material to the 2010 annual consolidated financial statements.

        During the first quarter of fiscal 2010, the Company filed a Tender Offer Statement on Schedule TO with the SEC pursuant to which the Company extended an offer to employees and non-employee directors to exchange up to an aggregate of 2,058,475 options to purchase shares of our common stock, whether vested or unvested. Options with an exercise price greater than $10.74 per share and an expiration date after September 29, 2009 were eligible to be tendered pursuant to the bebe stores, inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Shareholders' Equity (Continued)

offer. The closing market price on September 29, 2009 was $7.64. In accordance with the Tender Offer (the "TO"), the number of new options issued was based on exchange ratios as set forth in the table below:

Exercise Price Range	Shares Subject to Option Surrendered	Shares Subject to Replacement Option To Be Granted
$10.75 - $14.99	1.14	1
$15.00 - $19.99	1.84	1
$20.00 and above	2.06	1

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

Stock Purchase Plan

        The 1998 Employee Stock Purchase Plan (the "Plan") has a total of 2,531,250 shares of common stock reserved for issuance. The Plan is implemented in three-month purchase periods. The price at which stock may be purchased is equal to 95% of the fair market value of our common stock on the Purchase Date. During the years ended July 3, 2010, July 4, 2009 and July 5, 2008 there were 8,800, 12,000 and 11,000 shares issued, respectively.

13. Litigation

        As of the date of this filing, the Company is involved in ongoing legal proceedings as described below.

        A former employee sued the Company in a complaint filed July 27, 2006 in the Superior Court of California, San Mateo County (case No. CIV 456550) alleging a failure to pay all wages, failure to pay overtime wages, failure to pay minimum wages, failure to provide meal periods, violation of Labor Code §450, violation of Labor Code §2802 and California Code of Regulations §11040(9)(A), statutory wage violations (late payment of wages), unlawful business practices under Business and Professions Code §16720 and §17200, conversion of wages and violation of Civil Code §52.1. The plaintiff purports to bring the action also on behalf of current and former California bebe employees who are similarly situated. The lawsuit seeks compensatory, statutory, punitive, restitution and injunctive relief. The bebe stores, inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Litigation (Continued)

Court's previous stay has been lifted, discovery has commenced and a status conference is set for November 15, 2010.

        The Company is also involved in various other legal proceedings arising in the normal course of business. None of these matters nor the matter listed above are expected, individually or in the aggregate, to have a material adverse effect on its business, financial condition or results of operations.

        The Company intends to defend itself vigorously against each of these claims. However, the results of any litigation are inherently uncertain. The Company cannot assure you that it will be able to successfully defend itself in these lawsuits. Where required, and/or otherwise appropriate, the Company has recorded an estimate of potential liabilities that it believes is reasonable. Any estimates are revised as further information becomes available.

14. Quarterly Financial Information (Unaudited)

        The quarterly financial information presented below reflects all adjustments which, in the opinion of the Company's management, are of a normal and recurring nature necessary to present fairly the results of operations for the periods presented.

	2010 Quarter Ended
	October 3(2)	January 2(2)(3)	April 3(2)(3)	July 3(2)
	(in thousands, except per share data)
Net sales	$125,659	$141,494	$114,398	$127,417
Gross margin	46,161	55,410	44,341	51,996
Selling, general and administrative expenses	53,022	51,296	52,129	52,565
Income (loss) from operations	(6,861)	4,114	(7,788)	(569)
Income (loss) before income taxes	(5,819)	4,954	(7,412)	331
Net income (loss)	(4,182)	2,440	(5,471)	2,048
Basic income (loss) per share	$(0.05)	$0.03	$(0.06)	$0.02
Diluted income (loss) per share	$(0.05)	$0.03	$(0.06)	$0.02

	2009 Quarter Ended
	October 4(1)	January 3(1)	April 4(1)	July 4(1)
	(in thousands, except per share data)
Net sales	$163,260	$181,902	$127,657	$130,179
Gross margin	73,302	70,127	48,306	51,459
Selling, general and administrative expenses	59,155	61,463	56,761	55,930
Income (loss) from operations	14,147	8,664	(8,455)	(4,471)
Income (loss) before income taxes	17,177	10,525	(7,792)	(3,352)
Net income (loss)	11,205	6,798	(5,045)	(323)
Basic income (loss) per share	$0.13	$0.08	$(0.06)	$(0.00)
Diluted income (loss) per share	$0.12	$0.08	$(0.06)	$(0.00)

(1)
Selling, general and administrative expenses in the first, second, third and fourth fiscal quarters are net of $0, $1.0 million, $2.1 million and $4.1 million of impairment charges for store assets.

bebe stores, inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Quarterly Financial Information (Unaudited) (Continued)

(2)
Selling, general and administrative expenses in the first, second, third and fourth fiscal quarters are net of $1.7 million, $2.5 million, $0.5 million and $3.2 million, respectively of impairment charges for store assets.

(3)
Selling, general and administrative expenses in the second and third fiscal quarters are net of $0.9 million and $2.1 million, respectively of stock compensation adjustment for errors in third party software.

 INDEX TO EXHIBITS

EXHIBIT NUMBER		DESCRIPTION OF DOCUMENT
3.1	(h)	Amended and Restated Articles of Incorporation of Registrant.

3.2	(f)	Amended and Restated Bylaws of Registrant.

4.1	(a)	Specimen certificate representing the Common Stock (in standard printer form, not provided).

10.1	(i)(*)	1997 Stock Plan.

10.2	(a)(*)	1998 Stock Purchase Plan.

10.3	(a)(*)	Form of Indemnification Agreement.

10.6	(b)	Standard Industrial/Commercial-Tenant Lease-Net dated November 30, 1998 between Registrant and Far Western Land and Investment Company, Inc., (lease for additional building to house administrative departments in Brisbane, California).

10.8	(c)	Form of Retail Store License Agreement between Registrant and [company].

10.9	(d)	Amendment No. 1 to Lease Agreement (amendment to Standard Industrial/Commercial-Tenant Lease-Net dated November 30, 1998 between Registrant and Far Western Land and Investment Company, Inc.)

10.10	(e)	Lease Agreement dated October 24, 2000, as amended, between Registrant and Lincoln PO Benicia Limited Partnership.

10.12	(e)(*)	Form of Restricted Stock Units Agreement.

10.17	(f)	Standard Offer, Agreement and Escrow Instructions for Purchase of Real Estate dated January 20, 2004 by and among bebe stores, inc. and 10345 Olympic LLC.

10.18	(g)	Business Loan Agreement dated March 28, 2003, as amended, between Registrant and Bank of America N.A.

10.19	(h)(*)	Management Bonus Plan

10.21	(k)(*)	bebe stores, inc. Form of Stock Option Agreement

10.22	(l)(*)	bebe stores, inc. Form of Restricted Stock Unit Agreement

10.23	(m)	Business Loan Agreement between Registrant and Wells Fargo

21.1		Subsidiaries of Registrant.

23.1		Consent of Independent Registered Public Accounting Firm.

24.1		Power of Attorney (see signature page).

31.1		Section 302 Certification of Chief Executive Officer.

31.2		Section 302 Certification of Chief Financial Officer.

32.1		Section 906 Certification of Chief Executive Officer.

32.2		Section 906 Certification of Chief Financial Officer.

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

DOCUMENTS INCORPORATED BY REFERENCE
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
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
PART IV
  ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
SIGNATURES
POWER OF ATTORNEY
bebe stores, inc. INDEX TO CONSOLIDATED FINANCIAL STATEMENTS YEARS ENDED JULY 3, 2010, JULY 4, 2009, AND JULY 5, 2008
MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
bebe stores, inc. CONSOLIDATED BALANCE SHEETS (Amounts in thousands, except share data)
bebe stores, inc. CONSOLIDATED STATEMENTS OF OPERATIONS (Amounts in thousands, except per share data)
bebe stores, inc. CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Amounts in thousands)
bebe stores, inc. CONSOLIDATED STATEMENTS OF CASH FLOWS (Amounts in thousands)
bebe stores, inc. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
INDEX TO EXHIBITS