Form 10-Q
period 2010-10-02
bebe stores, inc.
filed 2010-11-10
CIK 1059272

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 2, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule12b—2oftheExchange Act).    Yes  ☐    No  ☒

The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding as of October 31, 2010 was 84,025,074.

bebe stores, inc.

PART I. FINANCIAL INFORMATION

ITEM 1.	Condensed Consolidated Financial Statements

bebe stores, inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(unaudited)

	As of October 2, 2010	As of July 3, 2010	As of October 3, 2009
Assets:
Current assets:
Cash and equivalents	$104,682	$194,690	$80,710
Available for sale securities	51,941	58,038	38,477
Trading securities	—	—	69,460
Auction rate securities written put option	—	—	12,106
Receivables (net of allowance of $1,234, $1,231 and $1,277)	6,076	5,674	5,953
Inventories, net	37,791	33,458	36,483
Deferred income taxes, net	6,594	6,551	7,822
Prepaid and other	17,742	16,465	32,422

Total current assets	224,826	314,876	283,433
Available for sale securities	87,139	95,564	120,431
Property and equipment, net	99,726	104,615	120,187
Deferred income taxes, net	29,789	31,660	25,264
Other assets	4,012	5,178	5,644

Total assets	$445,492	$551,893	$554,959

Liabilities and Shareholders’ Equity:
Current liabilities:
Accounts payable	$19,868	$22,257	$19,214
Accrued liabilities	24,331	113,538	29,394
Income taxes payable	—	602	—

Total current liabilities	44,199	136,397	48,608
Deferred rent and other lease incentives	41,454	42,978	44,781
Uncertain tax positions	2,795	3,463	3,258

Total liabilities	88,448	182,838	96,647

Commitments and contingencies

Shareholders’ equity:
Preferred stock-authorized 1,000,000 shares at $0.001 par value per share; no shares issued and outstanding	—	—	—
Common stock-authorized 135,000,000 shares at $0.001 par value per share; issued and outstanding 84,022,893, 86,116,596 and 86,780,290 shares	84	86	87
Additional paid-in capital	140,316	144,035	140,098
Accumulated other comprehensive loss	(4,632)	(6,476)	(7,753)
Retained earnings	221,276	231,410	325,880

Total shareholders’ equity	357,044	369,055	458,312

Total liabilities and shareholders’ equity	$445,492	$551,893	$554,959

See accompanying notes to condensed consolidated financial statements.

bebe stores, inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(unaudited)

	Three Months Ended
	October 2, 2010	October 3, 2009
Net sales	$117,899	$120,762
Cost of sales, including production and occupancy	71,856	77,219

Gross margin	46,043	43,543
Selling, general and administrative expenses	47,450	47,484

Operating loss	(1,407)	(3,941)
Interest and other income, net	280	1,042

Loss from continuing operations before income taxes	(1,127)	(2,899)
Income tax benefit	(452)	(465)

Loss from continuing operations, net of tax	(675)	(2,434)
Loss from discontinued operations, net of tax	(478)	(1,748)

Net loss	$(1,153)	$(4,182)

Basic per share amounts:
Loss from continuing operations, net of tax	(0.01)	(0.03)
Loss from discontinued operations, net of tax	(0.00)	(0.02)

Net loss	(0.01)	(0.05)

Diluted per share amounts:
Loss from continuing operations, net of tax	$(0.01)	$(0.03)
Loss from discontinued operations, net of tax	$(0.00)	$(0.02)

Net loss	(0.01)	(0.05)

Basic weighted average shares outstanding	84,735	86,766
Diluted weighted average shares outstanding	84,735	86,766

See accompanying notes to condensed consolidated financial statements.

bebe stores, inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Three Months Ended
	October 2, 2010	October 3, 2009
Cash flows from operating activities:
Net loss	$(1,153)	$(4,182)
Adjustments to reconcile net loss to cash used in operating activities:
Non-cash compensation expense	1,081	631
Depreciation and amortization	5,965	7,040
Non-cash charge for asset impairment	597	1,704
Net loss (gain) on disposal of property	(86)	516
Gain on trading securities	—	(22)
Tax benefit from exercise of stock options and awards	74	17
Excess tax benefit from exercise of stock options and awards	(8)	(6)
Deferred rent and other lease incentives	(135)	(748)
Deferred income taxes	475	(75)
Changes in operating assets and liabilities:
Receivables	(396)	(1,206)
Inventories	(4,303)	2,795
Prepaid expenses and other	(369)	(1,668)
Accounts payable	(2,397)	(7,409)
Income taxes payable	(602)	—
Accrued liabilities	(2,994)	(7,306)
Long term income taxes payable	(668)	38

Net cash used in operating activities	(4,919)	(9,881)

Cash flows from investing activities:
Purchase of property and equipment	(2,803)	(3,144)
Purchase of marketable securities	(10,000)	(8,477)
Proceeds from sales of investment securities	25,503	10,718

Net cash provided (used) by investing activities	12,700	(903)

Cash flows from financing activities:
Net proceeds from issuance of common stock	143	122
Excess tax benefit from exercise of stock options and awards	8	6
Cash dividends paid	(86,141)	(6,507)
Purchase of common stock	(12,472)	—

Net cash used by financing activities	(98,462)	(6,379)

Net decrease in cash and equivalents	(90,681)	(17,163)
Effect of exchange rate changes on cash	673	6,483
Cash and equivalents:
Beginning of period	194,690	91,390

End of period	$104,682	$80,710

See accompanying notes to condensed consolidated financial statements.

bebe stores, inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

INTERIM FINANCIAL STATEMENTS

The accompanying condensed consolidated balance sheets of bebe stores, inc. (the “Company”) as of October 2, 2010, July 3, 2010 and October 3, 2009, the condensed consolidated statements of operations and the condensed consolidated statements of cash flows for the three months ended October 2, 2010 and October 3, 2009 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X, without audit. Accordingly, they do not include all of the information required by accounting principles generally accepted in the United States of America for annual financial statements. Therefore, these condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended July 3, 2010.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position at the balance sheet dates and the results of operations for the periods presented have been included. The condensed consolidated balance sheet at July 3, 2010, presented herein, was derived from the audited balance sheet included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 3, 2010.

The Company’s business is affected by the pattern of seasonality common to most retail apparel businesses. The results for the periods presented are not necessarily indicative of future financial results.

FISCAL YEAR

The Company’s fiscal year is a 52 or 53 week period, each period ending on the first Saturday after June 30. Fiscal years 2011 and 2010 each include 52 weeks.

The three month periods ended October 2, 2010 and October 3, 2009 each include 13 weeks.

DISCONTINUED OPERATION OF PH8 STORES

In the fourth quarter of fiscal 2010, the Company decided to discontinue operations of the PH8 division, allowing the Company to focus its efforts on improving bebe sales and profitability, expanding internationally as well as continuing to develop its 2b bebe business. The Company has closed 24 PH8 stores in the first fiscal quarter of 2011 and plans to close or convert the remaining 25 PH8 stores during fiscal 2011. The results of the PH8 stores closed to date, net of income tax benefit, which consists of 24 stores for the first fiscal quarter of 2011 and 39 stores for the prior year comparable period, have been presented as a discontinued operation in the accompanying consolidated statements of operations for all periods presented and are as follows:

	Three Months Ended
	October 2, 2010	October 3, 2009
	(In thousands)
Net sales	$1,062	$4,898
Cost of sales, including production and occupancy	545	2,279

Gross margin	517	2,619
Selling, general and administrative expenses	1,307	5,539

Loss from discontinued operation, before income tax benefit	(790)	(2,920)

Add: tax benefit	(312)	(1,172)

Loss from discontinued operations, net of tax benefit	$(478)	$(1,748)

Costs associated with exit or disposal activities are recorded when the liability is incurred. The Company exercised its store lease kick out provisions for the first 24 store closures, which allowed the Company to terminate such leases after three years at no cost, and therefore no lease disposition liabilities were incurred with the PH8 stores closed in the first quarter 2011. The Company expects to incur estimated future liabilities of up to $9 million related to the closure or conversion of the remaining PH8 stores in fiscal 2011, primarily related to contractual lease obligations associated with certain remaining lease terms through 2019.

INVESTMENTS

The Company’s investment portfolio consists of treasury bills, certificates of deposit and auction rate securities. The Company holds a variety of interest bearing auction rate securities (“ARS”) consisting of federally insured student loan backed securities and insured municipal authority bonds. As of October 2, 2010, the Company’s ARS portfolio totaled approximately $87.1 million classified as available for sale securities, net of a temporary impairment charge of $12.8 million. As of that date the Company’s ARS portfolio included approximately 96% federally insured student loan backed securities and 4% municipal authority bonds and consisted of approximately 43% AAA rated investments, 5% AA rated investments, 36% A rated investments, 5% BBB rated investments and 11% CCC rated investments. As of July 3, 2010, the Company’s ARS consisted of 47% AAA rated investments, 5% AA rated investments, 33% A rated investments, 5% BBB rated investments and 10% CCC rated investments. These ARS investments are intended to provide liquidity via an auction process that resets the applicable interest rate at predetermined calendar intervals, allowing investors to either roll over their holdings or gain immediate liquidity by selling such interests at par. The uncertainties in the credit markets that began in February 2008 have affected the Company’s holdings in ARS investments and auctions for the Company’s investments in these securities have failed to settle on their respective settlement dates. Historically the fair value of ARS investments had approximated par value due to the frequent resets through the auction process. While the Company continues to earn interest on its ARS investments at the maximum contractual rate, these investments are not currently trading and therefore do not currently have a readily determinable market value. Accordingly, the estimated fair value of ARS no longer approximates par value. Consequently, the investments are not currently liquid, and the Company will not be able to access these funds until a future auction of these investments is successful, the issuer redeems the securities, or at maturity. Maturity dates for these ARS investments range from 2012 to 2044 with principal distributions occurring on certain securities prior to maturity.

In November 2008, the Company entered into a settlement agreement related to its ARS held with UBS Financial Services, Inc. (“UBS”) that grants the Company the right to cause UBS to purchase all of the Company’s ARS held with them at par value (the “Right”). On July 3, 2010, the Company elected to exercise the Right and as a result UBS has purchased all ARS held by the Company and all related assets and liabilities have been removed from the balance sheet as of July 3, 2010.

The Company also holds short term available for sale securities totaling $51.9 million as of October 2, 2010, that consisted of $40.0 million in treasury bills and $11.9 million in certificates of deposit at cost which approximates fair value.

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

The following is a summary of our available for sale securities:

	As of October 2, 2010
	Cost	Unrealized Losses Less Than 12 Months	Unrealized Losses 12 Months or Greater	Estimated Fair Value
	(In thousands)
Short term treasury bills	$40,000	$—	$—	$40,000
Short term certificates of deposit	11,941	—	—	11,941

	51,941	—	—	51,941
Long term auction rate securities	99,925	—	(12,786)	87,139

Total	$151,866	$—	$(12,786)	$139,080

	As of July 3, 2010
	Cost	Unrealized Losses Less Than 12 Months	Unrealized Losses 12 Months or Greater	Estimated Fair Value
	(in thousands)
Short term treasury bills	$40,000	$—	$—	$40,000
Short term certificates of deposit	18,038	—	—	18,038

	58,038	—	—	58,038
Long term auction rate securities	108,625	—	(13,061)	95,564

Total	$166,663	$—	$(13,061)	$153,602

	As of October 3, 2009
	Cost	Unrealized Losses Less Than 12 Months	Unrealized Losses 12 Months or Greater	Estimated Fair Value
	(In thousands)
Short term treasury bills	$30,000	$—	$—	$30,000
Short term certificates of deposit	8,477	—	—	8,477

	38,477	—	—	38,477
Long term auction rate securities	135,025	—	(14,594)	120,431

Total	$173,502	$—	$(14,594)	$158,908

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

As of October 2, 2010, the Company held financial instruments that are measured at fair value on a recurring basis. These included cash equivalents and available for sale securities. Cash equivalents consist of money market funds. Short term available for sale securities consist of government treasury bills and certificates of deposit. Long term available for sale securities consist of auction rate securities (“ARS”). These securities consist of federally insured student loan backed securities and insured municipal authority bonds.

The Company determined the estimated fair value of its investment in ARS as of October 2, 2010 using a discounted cash flow model. The assumptions used in preparing the discounted cash flow model include estimates for liquidity, interest rates, timing, credit ratings, credit wrap and amount of cash flows and expected holding periods of the ARS.

The following items are measured at fair value on a recurring basis as of October 2, 2010:

Description	October 2, 2010	Using Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
	Fair value measurements at reporting date
	(In thousands)
Cash equivalents	$54,731	$54,731	$—	$—
Current available for sale securities	51,941	51,941	—	—
Non-current available for sale securities	87,139	—	—	87,139

Total	$193,811	$106,672	$—	$87,139

During the quarter ended October 2, 2010 there were no transfers of assets and liabilities between Level 1 (quoted priced in active markets for identical assets) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy. An impairment charge has been recorded that reduces the carrying amount of the applicable non-current assets of $99.9 million to their fair value of $87.1 million as of October 2, 2010. The following table presents the Company’s activity for assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended October 2, 2010:

Investments in ARS
(In thousands)
Balance as of July 3, 2010	$95,564
Total gains or (losses) (realized or unrealized)
Included in net loss	—
Included in accumulated other comprehensive loss	275
Settlements	(8,700)

Balance as of October 2, 2010	$87,139

Non-Financial Assets:

The Company measures certain non-financial assets and liabilities, including long-lived assets, at fair value on a non-recurring basis. During the 13 weeks ended October 2, 2010 and October 3, 2009, the Company recorded impairment charges of approximately $0.6 million and $0.5 million, respectively related to under-performing stores in its continuing operations. The fair market value of these assets was determined using the income approach and level 3 inputs, which required management to make significant estimates about future operating plans and projected cash flows. Management estimates the amount and timing of future cash flows based on its experience and knowledge of the retail market in which each store operates. This impairment charge is included in selling, general and administrative expenses (“SG&A”) in the accompanying condensed consolidated statements of operations. The Company was not required to measure any other significant non-financial assets and liabilities at fair value.

INVENTORIES

The Company’s inventories consisted of:

	As of
	October 2, 2010	July 3, 2010	October 3, 2009
	(In thousands)
Merchandise available for sale	$37,072	$32,927	$34,717
Raw materials	719	531	1,766

Inventories, net	$37,791	$33,458	$36,483

CREDIT FACILITIES

The Company has an unsecured commercial line of credit agreement which provides for borrowings and issuance of letters of credit of up to a combined total of $25.0 million and expires on March 31, 2012. The outstanding balance bears interest at either the bank’s reference rate (which was 3.25% as of October 2, 2010) or the LIBOR rate (which was 0.26% as of October 2, 2010) plus 1.75 percentage points. As of October 2, 2010, there were no outstanding cash borrowings and there was $0.3 million of letters of credit outstanding.

This credit facility requires the Company to maintain a $2.5 million compensating balance and to comply with certain financial covenants, including amounts for minimum tangible net worth, unencumbered liquid assets and profitability, and certain restrictions on making loans and investments. As of October 2, 2010, the Company was in compliance with all financial covenants.

UNCERTAIN TAX POSITIONS

During the first quarter of fiscal 2011, the New York State Department of Taxation and Finance completed its review of the Company’s fiscal 2005 through 2007 state income tax returns. There was no material impact on the Company’s effective tax rate and tax expense for the quarter. The gross unrecognized tax benefits decreased approximately $0.7 million during the first quarter of 2011 primarily due to this event. The Company does not anticipate any significant changes to the unrecognized tax benefits over the next twelve month period.

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

	Three Months Ended
	October 2, 2010	October 3, 2009
	(In thousands)
Net loss	$(1,153)	$(4,182)
Gain on available for sale securities, net of tax	275	2,243
Foreign currency translation adjustments	1,569	2,265

Total comprehensive income, net of tax	$691	$326

EARNINGS PER SHARE

Basic earnings per share is computed as net earnings divided by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur from common shares issuable through the exercise of dilutive stock options.

The following is a reconciliation of the number of shares used in the basic and diluted earnings per share computations:

	Three Months Ended
	October 2, 2010	October 3, 2009
	(In thousands)
Basic weighted average number of shares outstanding	84,735	86,766

Incremental shares from the assumed issuance of stock options	—	—

Diluted weighted average number of shares outstanding	84,735	86,766

Excluded from the computation of the number of diluted weighted average shares outstanding were options to purchase 4,120,911 and 5,056,980 shares of common stock for the three months ended October 2, 2010 and October 3, 2009, respectively, which would have been anti-dilutive.

COMMON STOCK PURCHASES

In October 2008, the board of directors authorized a program to repurchase up to $30 million of the Company’s common stock. The Company intends, from time to time, as business conditions warrant, to purchase stock in the open market or through private transactions. Purchases may be increased, decreased or discontinued at any time without prior notice. The plan does not obligate the Company to repurchase any specific number of shares and may be suspended at any time at management’s discretion. During the three months ended October 2, 2010, the Company repurchased 2,137,344 shares at an average price per share of $5.84. No shares were repurchased during the three months ended October 3, 2009. As of October 2, 2010, the Company has repurchased the full authorization of $30 million of shares, but the board of directors may authorize the repurchase of additional shares in the future.

STOCK BASED COMPENSATION

The following table summarizes the stock based compensation expense recognized under the Company’s stock plan during the three months ended October 2, 2010 and October 3, 2009:

	Three Months Ended
	October 2, 2010	October 3, 2009
	(In thousands)
Stock options	$1,040	$699
Nonvested stock awards/units	41	(68)

Total stock based compensation expense	$1,081	$631

Unrecognized compensation cost related to nonvested stock options and nonvested stock awards/units totaled approximately $4.3 million and $0.4 million, respectively, as of October 2, 2010. This cost is expected to be recognized over a weighted average period of 2.9 years. The weighted average fair value of stock options at their grant date during the three months ended October 2, 2010 and October 3, 2009 was $2.27 and $2.87, respectively.

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

A former employee sued the Company in a complaint filed July 27, 2006 in the Superior Court of California, San Mateo County (case No. CIV 456550) alleging a failure to pay all wages, failure to pay overtime wages, failure to pay minimum wages, failure to provide meal periods, violation of Labor Code §450, violation of Labor Code §2802 and California Code of Regulations §11040(9)(A), statutory wage violations (late payment of wages), unlawful business practices under Business and Professions Code §16720 and §17200, conversion of wages and violation of Civil Code §52.1. The plaintiff purports to bring the action also on behalf of current and former California bebe employees who are similarly situated. The lawsuit seeks compensatory, statutory, punitive, restitution and injunctive relief. The Court’s previous stay has been lifted, discovery has commenced and a status conference is set for November 15, 2010.

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

OVERVIEW

We design, develop and produce a distinctive line of contemporary women’s apparel and accessories. While we attract a broad audience, our target customer is a 21 to 34-year-old woman who seeks current fashion trends to suit her lifestyle. The “bebe look” appeals to a hip, sexy, sophisticated, body-conscious woman who takes pride in her appearance. The bebe customer expects value in the form of current fashion and high quality at a competitive price.

Our distinctive product offering includes a full range of separates, tops, sweaters, dresses, active wear and accessories in the following lifestyle categories: career, evening, casual and active. We design and develop the majority of our merchandise in-house, which is manufactured to our specifications. The remainder of our merchandise is sourced directly from third-party manufacturers.

We market our products under the bebe, BEBE SPORT, bbsp, 2b bebe and PH8 brand names through our 276 retail stores, of which 214 are bebe stores, 25 are PH8 stores, 36 are 2b bebe stores and 1 is a bebe accessories store as of October 2, 2010. These stores are located in 36 states, the District of Columbia, Puerto Rico, the U.S. Virgin Islands and Canada. In addition, we have an on-line store at www.bebe.com, and our licensees operate 53 international stores as of October 2, 2010. During the three months ended October 2, 2010, we opened a bebe store and a 2b bebe store and closed 24 PH8 stores. We expect to open approximately 3 bebe stores and 4 2b bebe stores during fiscal 2011.

bebe stores. We were founded by Manny Mashouf, our Chief Executive Officer and Chairman of the Board. We opened our first store in San Francisco, California in 1976, which was also the year we incorporated. We also operate one bebe accessory store that features a limited assortment of bebe merchandise, including outerwear, shoes and accessories.

PH8. We launched BEBE SPORT during fiscal 2003 to address the performance and active lifestyle needs of the bebe customer. In November 2009, we converted all of our BEBE SPORT storefronts to PH8 and began to offer BEBE SPORT product in bebe and 2b bebe stores in the late 2009 holiday season. In the fourth quarter of fiscal 2010, we decided to discontinue operations of our PH8 division, allowing us to focus our efforts on improving bebe sales and profitability, expanding internationally as well as continuing to develop our 2b bebe business. We closed or converted 24 PH8 stores in the first fiscal quarter of 2011 and plan to close or convert the remaining PH8 stores during fiscal 2011. We will record the net costs associated with the disposition of these stores during fiscal 2011 as the stores are closed and the related assets are disposed of. Both current and prior year results for these stores have been classified within discontinued operations on our consolidated statements of operations.

2b bebe stores. As of October 2, 2010, we operated 18 2b bebe stores and 18 stores operating in the outlet store design under the 2b bebe name. The stores operating in the 2b bebe design sell bebe logo, 2b bebe merchandise and a small percentage of bebe retail markdowns. The stores operating in the outlet design sell bebe logo, 2b bebe merchandise and a large percentage of bebe retail markdowns.

On-line. bebe.com is our on-line retail store and an extension of the bebe store experience that provides a complete assortment of bebe, 2b bebe and BEBE SPORT merchandise. It is also used as a vehicle to communicate with our customers.

CRITICAL ACCOUNTING POLICIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations are based upon our consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America.

The preparation of these financial statements requires the appropriate application of certain accounting policies, many of which require us to make estimates and assumptions about future events and their impact on amounts reported in our financial statements and related notes. Since future events and their impact cannot be determined with certainty, the actual results will inevitably differ from our estimates. Such differences could be material to the financial statements. We believe our application of accounting policies, and the estimates inherently required therein, are reasonable. Our most critical accounting policies are those related to revenue recognition, stock based compensation, inventories, marketable securities, impairment of long lived assets and uncertain tax positions. We continually evaluate these accounting policies and estimates, and we make adjustments when facts and circumstances dictate a change. Our accounting policies are described in Note 1 to the consolidated financial statements in our annual report on Form 10-K for the fiscal year ended July 3, 2010. This discussion and analysis should be read in conjunction with such discussion and with our condensed consolidated financials statements and related notes included in Part 1, Item 1 of this quarterly report.

RESULTS OF OPERATIONS

Our fiscal year is a 52 or 53 week period, each period ending on the first Saturday after June 30. Fiscal years 2011 and 2010 each include 52 weeks. The three months ended October 2, 2010 and October 3, 2009 each include 13 weeks.

The following table sets forth certain financial data as a percentage of net sales for the periods indicated:

	Three Months Ended
	October 2, 2010	October 3, 2009
Net sales	100.0%	100.0%
Cost of sales, including production and occupancy (1)	60.9	63.9

Gross margin	39.1	36.1
Selling, general and administrative expenses (2)	40.2	39.3

Operating loss	(1.1)	(3.2)
Interest and other income, net	0.1	0.9

Loss from continuing operations before income taxes	(1.0)	(2.3)
Income tax benefit	(0.4)	(0.4)

Loss from continuing operations, net of tax	(0.6)	(1.9)
Loss from discontinued operations, net of tax	(0.4)	(1.4)

Net loss	(1.0)%	(3.3)%

(1)	Cost of sales includes the cost of merchandise, occupancy costs, distribution center costs and production costs.
(2)	Selling, general and administrative expenses primarily consist of non-occupancy store costs, corporate overhead and advertising costs.

Net Sales. Net sales from continuing operations decreased to $117.9 million during the three months ended October 2, 2010 from $120.8 million for the comparable period of the prior year, a decrease of $2.9 million, or 2.4%. The decrease in sales was primarily due to a 4.7% decrease in comparable store sales. These decreases were partially offset by an increase in wholesale sales to international licensees of $1.5 million.

	Three Months Ended
	October 2, 2010	October 3, 2009
Net sales (In thousands)	$117,899	$120,762

Total net sales increase (decrease) percentage	(2.4)%	(22.3)%

Comparable store sales decrease percentage	(4.7)%	(25.7)%

Net sales per average square foot (1)	$107	$104

Square footage at end of period (in thousands)	1,077	1,155

Number of store locations:
Beginning of period	298	308
New store locations	2	2
Closed store locations	24	3
Number of stores open at end of period	276	307

(1)	We calculate net sales per average square foot using net store sales and monthly average store square footage.

Gross Margin. Gross margin from continuing operations increased to $46.0 million during the three months ended October 2, 2010 from $43.5 million for the comparable period of the prior year, an increase of $2.5 million, or 5.7%. As a percentage of net sales, gross margin increased to 39.1% for the three months ended October 2, 2010 from 36.1% in the comparable period of the prior year. The increase in gross margin as a percentage of net sales was primarily due to improved merchandise margins as a result of lower markdowns partially offset by unfavorable occupancy leverage.

Selling, General and Administrative Expenses. Selling, general and administrative expenses from continuing operations decreased to $47.4 million during the three months ended October 2, 2010 from $47.5 million for the comparable period of the prior year, a decrease of $0.1 million, or 0.2%. As a percentage of net sales, selling, general and administrative expenses increased to 40.2% during the three months ended October 2, 2010 from 39.3% in the comparable period of the prior year. The decrease in dollars over the prior year was primarily due to lower compensation costs versus the prior year period. The increase as a percentage of net sales was a result of lower revenues.

Interest and Other Income, Net. We generated approximately $0.3 million of interest and other income, net of other expenses during the three months ended October 2, 2010 compared to approximately $1.0 million in the comparable period of the prior year. The decrease in interest and other income resulted from investments in lower-yielding tax-exempt investments and money market funds.

Provision for Income Taxes. The tax rate benefit in the first quarter of 2011 was 40.1% compared to the prior year’s 28.1% rate. While the effective tax rate is expected to fluctuate from quarter to quarter due to discrete items, the rate was affected by higher tax exempt income as a percentage of taxable income, a change in tax treatment related to the stock option exchange in the prior period and adjustments of temporary and permanent items in the prior period.

Discontinued Operations. In the fourth quarter of fiscal 2010, we decided to discontinue operations of our PH8 division allowing us to focus our efforts on improving bebe sales and profitability, expanding internationally as well as continuing to develop our 2b bebe business. We closed 24 PH8 stores in the first fiscal quarter of 2011 and plan to close or convert the remaining 25 PH8 stores during fiscal 2011. The results, net of tax, of the PH8 stores closed to date, which consists of 24 stores for the first fiscal quarter of 2011 and 39 stores for the prior year comparative period, have been presented as a discontinued operation in the accompanying consolidated statements of operations for all periods presented and are as follows:

	Three Months Ended
	October 2, 2010	October 3, 2009
	(In thousands)
Net sales	$1,062	$4,898
Cost of sales, including production and occupancy	545	2,279

Gross margin	517	2,619
Selling, general and administrative expenses	1,307	5,539

Loss from discontinued operations, before income tax benefit	(790)	(2,920)

Add: tax benefit	(312)	(1,172)

Loss from discontinued operations, net of tax benefit	$(478)	$(1,748)

The net of tax results of the remaining 25 PH8 stores to be closed in fiscal 2011 included in our continuing operations are as follows:

	Three Months Ended
	October 2, 2010	October 3, 2009
	(In thousands)
Net sales	$2,565	$3,666
Cost of sales, including production and occupancy	1,298	1,597

Gross margin	1,267	2,069
Selling, general and administrative expenses	2,847	3,547

Loss from PH8 continuing operations before income tax benefit	(1,580)	(1,478)

Add: tax benefit	(634)	(237)

Loss from PH8 continuing operations, net of tax benefit	$(946)	$(1,241)

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

LIQUIDITY AND CAPITAL RESOURCES

Our working capital requirements vary widely throughout the year and generally peak during the first and second fiscal quarters. As of October 2, 2010, we had approximately $243.8 million of cash and equivalents and investments on hand of which $104.7 million were cash and equivalents, approximately $40.0 million were invested in government treasury bills, approximately $11.9 million were invested in certificates of deposit and approximately $87.1 million, net of impairment charges of $12.8 million, were invested in auction rate securities (“ARS”). We do not anticipate the lack of liquidity in the ARS to impact our ability to fund our operations in the foreseeable future and believe we have sufficient cash and equivalents to fund ongoing operations. In addition, we have a revolving line of credit, under which we may borrow or issue letters of credit up to a combined total of $25 million. As of October 2, 2010, there were no cash borrowings outstanding under the line of credit, and letters of credit outstanding totaled $0.3 million. This credit facility requires us to maintain a $2.5 million compensating balance and to comply with certain financial covenants, including amounts for minimum tangible net worth, unencumbered liquid assets and profitability, and certain restrictions on making loans and investments. As of October 2, 2010, we were in compliance with all financial covenants.

As of October 2, 2010, we had cash and equivalents of $104.7 million held in accounts managed by third-party financial institutions consisting of invested cash and cash in our operating accounts. The invested cash is invested in interest bearing funds managed by third party financial institutions. These funds invest in direct obligations of the government of the United States. To date, we have experienced no loss or lack of access to our invested cash or equivalents; however, we can provide no assurances that access to our invested cash and equivalents will not be impacted by adverse conditions in the financial markets.

At any point in time we also have approximately $90 to $200 million of invested cash and cash in operating accounts that are with third party financial institutions. These balances exceed the Federal Deposit Insurance Corporation insurance limits. While we monitor daily the cash balances in our operating accounts and adjust the cash balances as appropriate, these cash balances could be impacted if the underlying financial institutions fail or could be subject to other adverse conditions in the financial markets. To date, we have experienced no loss or lack of access to invested cash or cash in our operating accounts.

Net cash used by operating activities for the three months ended October 2, 2010 was $4.9 million versus $9.9 million for the three months ended October 3, 2009. The decrease of $5.0 million from the comparable period was primarily due to a decrease in net loss of $3.0 million and decreased changes in working capital of $3.7 million primarily related to lower accounts payable and accrued expenses resulting from reduced new store opening costs, offset by higher inventory expenditures.

Net cash provided by investing activities for the three months ended October 2, 2010 was $12.7 million versus $0.9 million used for investing activities for the three months ended October 3, 2009. The increase of $13.8 million versus the prior year comparable period was primarily due to higher proceeds from sales of investment securities. We expect that total capital expenditures will be below $20 million in fiscal 2011.

Net cash used by financing activities was $98.5 million for the three months ended October 2, 2010 versus $6.4 million for the three months ended October 3, 2009. The increase of $92.1 million from the prior year comparable period was primarily due to the payout of the special $1 per share dividend declared in the fourth quarter of fiscal 2010 and the purchases of common stock made during the quarter.

We hold a variety of interest bearing ARS consisting of federally insured student loan backed securities and insured municipal authority bonds. As of October 2, 2010, our ARS portfolio totaled approximately $87.1 million classified as available for sale securities. As of that date, our ARS portfolio included approximately 96% federally insured student loan backed securities and 4% municipal authority bonds and consisted of approximately 43% AAA rated investments, 5% AA rated investments, 36% A rated investments, 5% BBB rated investments and 11% CCC rated investments. As of July 3, 2010, our ARS portfolio consisted of 47% AAA rated investments, 5% AA rated investments, 33% A rated investments, 5% BBB rated investments and 10% CCC rated investments. These ARS investments are intended to provide liquidity via an auction process that resets the applicable interest rate at predetermined calendar intervals, allowing investors to either roll over their holdings or gain immediate liquidity by selling such interests at par. The uncertainties in the credit markets that began in February 2008 have affected our holdings in ARS investments and auctions for our investments in these securities have failed to settle on their respective settlement dates. Historically the fair value of ARS investments had approximated par value due to the frequent resets through the auction process. While we continue to earn interest on our ARS investments at the maximum contractual rate, these investments are not currently trading and therefore do not currently have a readily determinable market value. Accordingly, the estimated fair value of ARS no longer approximates par value. Consequently, the investments are not currently liquid, and we will not be able to access these funds until a future auction of these investments is successful, the issuer redeems the securities, or at maturity. Maturity dates for these ARS investments range from 2012 to 2044 with principal distributions occurring on certain securities prior to maturity.

We also hold short-term available for sale securities totaling $51.9 million at October 2, 2010 that consist of treasury bills and certificates of deposit.

In October 2008, our board of directors authorized a program to repurchase up to $30 million of our common stock. We may, from time to time, as business conditions warrant, purchase stock in the open market or through private transactions. Purchases may be increased, decreased or discontinued at any time without prior notice. The plan does not obligate us to repurchase any specific number of shares and may be suspended at any time at management’s discretion. During the three months ended October 2, 2010, we repurchased 2,137,344 shares at an average price per share of $5.84. No shares were repurchased during the three months ended October 3, 2009. As of October 2, 2010, we have repurchased the full authorization of $30 million of shares, but may repurchase additional shares in the future.

We believe that our cash and cash equivalents on hand will be sufficient to meet our capital and operating requirements for at least the next twelve months. Our future capital requirements, however, will depend on numerous factors, including without limitation, liquidity of our auction rate securities, the size and number of new and expanded stores and/or store concepts, investment costs for management information systems, potential acquisitions and/or joint ventures, repurchase of stock and future results of operations.

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

All highly liquid investments with a maturity of three months or less at the date of purchase are considered to be cash equivalents. Investments are considered short-term available for sale securities if the original maturity is between three months and twelve months, or long term investments if the original maturity is greater than twelve months. Historically the fair value of ARS investments had approximated par value due to the frequent resets through the auction process. While we continue to earn interest on our ARS investments at the maximum contractual rate, these investments are not currently trading and therefore do not currently have a readily determinable market value. Accordingly, the estimated fair value of ARS no longer approximates par value. We determined the estimated fair value of our investment in ARS as of October 2, 2010 using a discounted cash flow model to estimate the fair value of our investments in ARS. The assumptions used in preparing the discounted cash flow model include estimates for interest rates, timing and amount of cash flows and expected holding periods of the ARS. We have modified our investment strategy and increased our investments in more liquid money market investments.

The following table lists our cash, cash equivalents and investments as of October 2, 2010:

Fair Value
(Dollars in thousands)
Cash	$49,951
Weighted average interest rate	0.00%
Cash equivalents	$54,731
Weighted average interest rate	0.11%
Current available for sale securities	$51,941
Weighted average interest rate	0.40%
Non-current available for sale securities	$87,139
Weighted average interest rate	0.60%
Total	$243,762

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

There has been no change in our internal control over financial reporting during the quarter ended October 2, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Factors that might cause our actual results to differ materially from the forward looking statements discussed elsewhere in this report, as well as affect our ability to achieve our financial and other goals, include, but are not limited to, those set forth below. Except for changes to the general economic conditions risk factor, there have been no material changes in our risk factors from those disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended July 3, 2010.

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

4. We cannot assure that future store openings will be successful and new store openings may impact existing stores. We expect to open approximately 3 bebe stores and 4 2b bebe stores in fiscal 2011. In the past, we have closed stores as a result of poor performance, and we cannot assure that the stores that we plan to open in fiscal 2011, or any other stores that we might open in the future, will be successful or that our overall operating profit will increase as a result of opening these stores. During fiscal 2011, we anticipate closing up to 49 stores, primarily related to the PH8 store closures discussed previously. Most of our new store openings in fiscal 2011 will be in existing markets. These openings may affect the existing stores’ net sales and profitability. Our failure to predict accurately the demographic or retail environment at any future store location could have a material adverse effect on our business, financial condition and results of operations.

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

6. We may be required to record losses in future quarters as a result of the decline in value of our investments in auction rates securities or as a result of a change in our ability to hold our investments in auction rate securities. We hold a variety of interest bearing ARS comprised of federally insured student loan backed securities and insured municipal authority bonds. These ARS investments are intended to provide liquidity via an auction process that resets the applicable interest rate at predetermined calendar intervals, allowing investors to either roll over their holdings or gain immediate liquidity by selling such interests at par. The recent uncertainties in the credit markets that began in February 2008 have affected our holdings in ARS investments and the majority of auctions for our investments in these securities have failed to settle on their respective settlement dates. Consequently, $87.1 million of our ARS are not currently liquid and we will not be able to access these funds until a future auction of these investments is successful or securities are purchased or redeemed outside of the auction process. Maturity dates for these ARS investments range from 2012 to 2044, with principal distributions occurring on certain securities prior to maturity.

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

In addition, we depend upon the expertise and execution of our key employees, particularly: Manny Mashouf, our founder, Chief Executive Officer and Chairman of the Board of Directors; Emilia Fabricant, President; and Kathleen Fong-Lee, Chief Merchandising Officer. If we lose the services of Mr. Mashouf, Ms. Fabricant, Ms. Fong-Lee, or any key officers or employees, it could harm our business and results of operations.

8. Because Manny Mashouf beneficially owns a substantial portion of the outstanding shares, other shareholders may not be able to influence the direction the company takes. As of October 31, 2010, Manny Mashouf, our Chief Executive Officer and Chairman of the Board, beneficially owned approximately 55% of the outstanding shares of our common stock. As a result, he can control the election of directors and the outcome of all issues submitted to the shareholders. This may make it more difficult for a third party to acquire shares, may discourage acquisition bids, and could limit the price that certain investors might be willing to pay for shares of common stock. This concentration of stock ownership may have the effect of delaying, deferring or preventing a change in control of our company.

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

15. If an independent manufacturer violates labor or other laws, or is accused of violating any such laws, or if their labor practices diverge from those generally accepted as ethical, it could harm our business and brand image. While we maintain a policy to monitor the operations of our independent manufacturers by having an independent firm inspect these manufacturing sites, and all manufacturers are contractually required to comply with such labor practices, we cannot control the actions or the public’s perceptions of such manufacturers, nor can we assure that these manufacturers will conduct their businesses using ethical or legal labor practices. Apparel companies, in certain conditions, may be held jointly liable for the wrongdoings of the manufacturers of their products. While we do not control our manufacturers’ employment conditions or business practices, and the manufacturers act in their own interest, they may act in a manner that results in negative public perceptions of us and/or employee allegations or court determinations that we are jointly liable.

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

The following table presents information with respect to purchases of our common stock made during the three months ended October 2, 2010 by bebe stores, inc. or any affiliated purchaser, as defined in Rule 10b-18(a)(3) under the Exchange Act.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or approximate dollar amount) of Shares that May Yet be Purchased Under the Plans or Programs (1)
	(In thousands, except per share amounts)
Month #1 (July 4 – July 31)	1,083	$5.70	1,083	$6,265

Month #2 (August 1 – August 28)	1,054	$5.97	1,054	$—

Month #3 (August 29 – October 2)	—	$—	—	$—

Total	2,137	$5.84	2,137

(1)	In October 2008, our Board of Directors approved $30 million for share repurchases, which we announced on October 21, 2008. This authorization has no expiration date.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	RESERVED

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

(a) Exhibits. The following is a list of exhibits filed as part of this Report on Form 10-Q.

Exhibit	Description

31.1	Section 302 Certification of Chief Executive Officer.
31.2	Section 302 Certification of Chief Financial Officer.
32.1	Section 906 Certification of Chief Executive Officer.
32.2	Section 906 Certification of Chief Financial Officer.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated November 10, 2010

bebe stores, inc.

/s/ Walter Parks
Walter Parks, Chief Operating Officer and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

31.1	Section 302 Certification of Chief Executive Officer
31.2	Section 302 Certification of Chief Financial Officer
32.1	Section 906 Certification of Chief Executive Officer
32.2	Section 906 Certification of Chief Financial Officer