Form 10-Q
period 2011-01-01
bebe stores, inc.
filed 2011-02-09
CIK 1059272

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 1, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding as of January 31, 2011 was 84,042,290.

bebe stores, inc.

PART I. FINANCIAL INFORMATION

ITEM 1.	Condensed Consolidated Financial Statements

bebe stores, inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(unaudited)

	As of January 1, 2011	As of July 3, 2010	As of January 2, 2010
Assets:
Current assets:
Cash and equivalents	$119,410	$194,690	$102,874
Available for sale securities	63,165	58,038	49,738
Trading securities	—	—	72,182
Auction rate securities written put option	—	—	9,168
Receivables (net of allowance of $1,241, $1,231 and $1,283)	4,425	5,674	6,075
Inventories, net	29,989	33,458	30,381
Deferred income taxes, net	6,595	6,551	7,825
Prepaid and other	22,242	16,465	18,364

Total current assets	245,826	314,876	296,607
Available for sale securities	77,158	95,564	114,382
Property and equipment, net	92,463	104,615	114,899
Deferred income taxes, net	26,367	31,660	25,578
Other assets	3,904	5,178	5,603

Total assets	$445,718	$551,893	$557,069

Liabilities and Shareholders’ Equity:
Current liabilities:
Accounts payable	$19,346	$22,257	$19,039
Accrued liabilities	30,566	113,538	32,388
Income taxes payable	—	602	—

Total current liabilities	49,912	136,397	51,427
Deferred rent and other lease incentives	38,844	42,978	44,383
Uncertain tax positions	2,615	3,463	3,565

Total liabilities	91,371	182,838	99,375

Commitments and contingencies

Shareholders’ equity:
Preferred stock-authorized 1,000,000 shares at $0.001 par value per share; no shares issued and outstanding	—	—	—
Common stock-authorized 135,000,000 shares at $0.001 par value per share; issued and outstanding 84,041,609, 86,116,596 and 86,164,650 shares	84	86	86
Additional paid-in capital	140,836	144,035	140,657
Accumulated other comprehensive loss	(3,021)	(6,476)	(6,522)
Retained earnings	216,448	231,410	323,473

Total shareholders’ equity	354,347	369,055	457,694

Total liabilities and shareholders’ equity	$445,718	$551,893	$557,069

See accompanying notes to condensed consolidated financial statements.

bebe stores, inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	January 1,	January 2,	January 1,	January 2,
	2011	2010	2011	2010
Net sales	$136,209	$131,851	$251,465	$248,990
Cost of sales, including production and occupancy	85,743	77,932	154,368	150,335

Gross margin	50,466	53,919	97,097	98,655
Selling, general and administrative expenses	47,958	44,023	94,303	90,359

Operating income	2,508	9,896	2,794	8,296
Interest and other income, net	270	840	551	1,883

Income from continuing operations before income taxes	2,778	10,736	3,345	10,179
Income tax provision	1,150	4,731	1,390	5,379

Income from continuing operations, net of tax	1,628	6,005	1,955	4,800
Loss from discontinued operations, net of tax	(4,355)	(3,565)	(5,835)	(6,542)

Net income (loss)	$(2,727)	$2,440	$(3,880)	$(1,742)

Basic per share amounts:
Income from continuing operations, net of tax	$0.02	$0.07	$0.02	$0.06
Loss from discontinued operations, net of tax	(0.05)	(0.04)	(0.07)	(0.08)

Net income (loss)	$(0.03)	$0.03	$(0.05)	$(0.02)

Diluted per share amounts:
Income from continuing operations, net of tax	$0.02	$0.07	$0.02	$0.06
Loss from discontinued operations, net of tax	(0.05)	(0.04)	(0.07)	(0.08)

Net income (loss)	$(0.03)	$0.03	$(0.05)	$(0.02)

Basic weighted average shares outstanding	84,035	86,663	84,385	86,715
Diluted weighted average shares outstanding	84,134	86,760	84,483	86,838

See accompanying notes to condensed consolidated financial statements.

bebe stores, inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Six Months Ended
	January 1, 2011	January 2, 2010
Cash flows from operating activities:
Net loss	$(3,880)	$(1,742)
Adjustments to reconcile net loss to cash used in operating activities:
Non-cash compensation expense	1,659	2,223
Depreciation and amortization	11,680	13,429
Non-cash charge for asset impairment	1,060	4,246
Net loss (gain) on disposal of property	(240)	932
Gain on trading securities	—	(106)
Tax benefit from exercise of stock options and awards	119	63
Excess tax benefit from exercise of stock options and awards	(12)	(7)
Deferred rent and other lease incentives	(422)	(1,188)
Deferred income taxes	3,794	(407)
Changes in operating assets and liabilities:
Receivables	596	(1,374)
Inventories	3,577	8,958
Prepaid expenses and other	(3,784)	12,547
Accounts payable	(2,920)	(7,583)
Income taxes payable	(602)	—
Accrued liabilities	4,178	(4,379)
Long term income taxes payable	(848)	345

Net cash provided by operating activities	13,955	25,957

Cash flows from investing activities:
Purchase of property and equipment	(3,676)	(6,987)
Purchase of marketable securities	(52,914)	(50,373)
Proceeds from sales of investment securities	68,088	48,168

Net cash provided (used) by investing activities	11,498	(9,192)

Cash flows from financing activities:
Net proceeds from issuance of common stock	157	180
Excess tax benefit from exercise of stock options and awards	12	7
Cash dividends paid	(88,242)	(8,677)
Purchase of common stock	(12,472)	(3,717)

Net cash used by financing activities	(100,545)	(12,207)

Net increase (decrease) in cash and equivalents	(75,092)	4,558
Effect of exchange rate changes on cash	(188)	6,926
Cash and equivalents:
Beginning of period	194,690	91,390

End of period	$119,410	$102,874

See accompanying notes to condensed consolidated financial statements.

bebe stores, inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

INTERIM FINANCIAL STATEMENTS

The accompanying condensed consolidated balance sheets of bebe stores, inc. (the “Company”) as of January 1, 2011, July 3, 2010 and January 2, 2010, the condensed consolidated statements of operations for the three and six months ended January 1, 2011 and January 2, 2010 and the condensed consolidated statements of cash flows for the six months ended January 1, 2011 and January 2, 2010 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X, without audit. Accordingly, they do not include all of the information required by accounting principles generally accepted in the United States of America for annual financial statements. Therefore, these condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended July 3, 2010.

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

The three month periods ended January 1, 2011 and January 2, 2010 each include 13 weeks. The six month periods ended January 1, 2011 and January 2, 2010 each include 26 weeks.

DISCONTINUED OPERATION OF PH8 STORES

In the fourth quarter of fiscal 2010, the Company decided to discontinue operations of the PH8 division, allowing the Company to focus its efforts on improving bebe sales and profitability, expanding internationally and continuing to develop its 2b bebe business. The Company closed 24 PH8 stores in the first fiscal quarter of 2011 and has closed the remaining 25 PH8 stores, converting one store to a 2b bebe, during the second quarter of fiscal 2011. The results of the PH8 stores closed to date, net of income tax benefit, which consists of 49 stores for the second fiscal quarter of 2011 and 65 stores for the prior year comparable period, have been presented as a discontinued operation in the accompanying consolidated statements of operations for all periods presented and are as follows:

	Three Months Ended		Six Months Ended
	January 1, 2011	January 2, 2010	January 1, 2011	January 2, 2010
	(In thousands)
Net Sales	$4,146	$9,642	$7,850	$18,162
Cost of sales, including production and occupancy	9,591	8,151	13,368	15,246

Gross Margin	(5,445)	1,491	(5,518)	2,916
Selling general and administrative expenses	1,706	7,272	4,116	13,960

Loss from discontinued operation, before income tax benefit	(7,151)	(5,781)	(9,634)	(11,044)

Add: tax benefit	(2,796)	(2,216)	(3,799)	(4,502)

Loss from discontinued operations, net of tax benefit	$(4,355)	$(3,565)	$(5,835)	$(6,542)

Costs associated with exit or disposal activities are recorded when the liability is incurred. As of January 1, 2011, the Company has reserved $2.2 million for future costs associated with discontinued operations. This reserve has been included within the “Accrued liabilities” line in the Condensed Consolidated Balance Sheets. The lease termination costs represent management’s estimate of the amount required to terminate the leases prior to the expiration of the contractual lease terms. A roll forward of the reserve is presented below.

	Lease Costs	Professional Fees, severance and other costs	Total
		(In thousands)
Balance as of July 3, 2010	$—	$—	$—
Costs incurred in fiscal 2011	4,032	485	4,517
Cash payments	(2,152)	(149)	(2,301)

Balance at January 1, 2011	$1,880	$336	$2,216

INVESTMENTS

The Company’s investment portfolio consists of treasury bills, certificates of deposit and auction rate securities. The Company holds a variety of interest bearing auction rate securities (“ARS”) consisting of federally insured student loan backed securities and insured municipal authority bonds. As of January 1, 2011, the Company’s ARS portfolio totaled approximately $77.2 million classified as available for sale securities, net of a temporary impairment charge of $12.2 million. As of that date the Company’s ARS portfolio included approximately 96% federally insured student loan backed securities and 4% municipal authority bonds and consisted of approximately 38% AAA rated investments, 6% AA rated investments, 30% A rated investments, 6% BBB rated investments and 20% CCC rated investments. As of July 3, 2010, the Company’s ARS consisted of 47% AAA rated investments, 5% AA rated investments, 33% A rated investments, 5% BBB rated investments and 10% CCC rated investments. These ARS investments are intended to provide liquidity via an auction process that resets the applicable interest rate at predetermined calendar intervals, allowing investors to either roll over their holdings or gain immediate liquidity by selling such interests at par. The uncertainties in the credit markets that began in February 2008 have affected the Company’s holdings in ARS investments and auctions for the Company’s investments in these securities have failed to settle on their respective settlement dates. Historically the fair value of ARS investments had approximated par value due to the frequent resets through the auction process. While the Company continues to earn interest on its ARS investments at the maximum contractual rate, these investments are not currently trading and therefore do not currently have a readily determinable market value. Accordingly, the estimated fair value of ARS no longer approximates par value. Consequently, the investments are not currently liquid, and the Company will not be able to access these funds until a future auction of these investments is successful, the issuer redeems the securities or at maturity. Maturity dates for these ARS investments range from 2016 to 2044 with principal distributions occurring on certain securities prior to maturity. To date, principal distributions and maturities of the securities held by the Company have all been at par value.

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

The Company also holds short term available for sale securities totaling $63.2 million as of January 1, 2011, that consisted of $50.0 million in treasury bills and $13.2 million in certificates of deposit at cost which approximates fair value.

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

The following is a summary of our available for sale securities:

	As of January 1, 2011
	Cost	Unrealized Losses Less Than 12 Months	Unrealized Losses 12 Months or Greater	Estimated Fair Value
	(In thousands)
Short term treasury bills	$50,000	$—	$—	$50,000
Short term certificates of deposit	13,165	—	—	13,165

	63,165	—	—	63,165
Long term auction rate securities	89,325	—	(12,167)	77,158

Total	$152,490	$—	$(12,167)	$140,323

	As of July 3, 2010
	Cost	Unrealized Losses Less Than 12 Months	Unrealized Losses 12 Months or Greater	Estimated Fair Value
	(in thousands)
Short term treasury bills	$40,000	$—	$—	$40,000
Short term certificates of deposit	18,038	—	—	18,038

	58,038	—	—	58,038
Long term auction rate securities	108,625	—	(13,061)	95,564

Total	$166,663	$—	$(13,061)	$153,602

	As of January 2, 2010
	Cost	Unrealized Losses Less Than 12 Months	Unrealized Losses 12 Months or Greater	Estimated Fair Value
	(In thousands)
Short term treasury bills	$40,000	$—	$—	$40,000
Short term certificates of deposit	9,738	—	—	9,738

	49,738	—	—	49,738
Long term certificates of deposit	955	—	—	955
Long term auction rate securities	127,875	—	(14,448)	113,427

Total	$178,568	$—	$(14,448)	$164,120

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

As of January 1, 2011, the Company held financial instruments that are measured at fair value on a recurring basis. These included cash equivalents and available for sale securities. Cash equivalents consist of money market funds. Short term available for sale securities consist of government treasury bills and certificates of deposit. Long term available for sale securities consist of auction rate securities (“ARS”). These securities consist of federally insured student loan backed securities and insured municipal authority bonds.

The Company determined the estimated fair value of its investment in ARS as of January 1, 2011 using a discounted cash flow model. The assumptions used in preparing the discounted cash flow model include estimates for liquidity, interest rates, timing, credit ratings, credit wrap and amount of cash flows and expected holding periods of the ARS.

The following items are measured at fair value on a recurring basis as of January 1, 2011:

Description	January 1, 2011	Using Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
	Fair value measurements at reporting date
	(In thousands)
Cash equivalents	$65,420	$65,420	$—	$—
Current available for sale securities	63,165	63,165	—	—
Non-current available for sale securities	77,158	—	—	77,158

Total	$205,743	$128,585	$—	$77,158

During the quarter ended January 1, 2011 there were no transfers of assets and liabilities between Level 1 (quoted priced in active markets for identical assets) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy. An impairment charge has been recorded that reduces the carrying amount of the applicable non-current assets of $89.4 million to their fair value of $77.2 million as of January 1, 2011. The following table presents the Company’s activity for assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended January 1, 2011:

Investments in ARS
(In thousands)
Balance as of July 3, 2010	$95,564
Total gains or (losses) (realized or unrealized)
Included in net loss	—
Included in accumulated other comprehensive loss	894
Settlements	(19,300)

Balance as of January 1, 2011	$77,158

Non-Financial Assets:

The Company measures certain non-financial assets and liabilities, including long-lived assets, at fair value on a non-recurring basis. During the 13 weeks ended January 1, 2011 and January 2, 2010, the Company recorded impairment charges of approximately $0.5 million and $0.6 million, respectively, related to under-performing stores in its continuing operations. During the 26 weeks ended January 1, 2011 and January 2, 2010, the Company recorded impairment charges of approximately $1.1 million and $0.6 million, respectively, related to under-performing stores in its continuing operations. The fair market value of these assets was determined using the income approach and level 3 inputs, which required management to make significant estimates about future operating plans and projected cash flows. Management estimates the amount and timing of future cash flows based on its experience and knowledge of the retail market in which each store operates. This impairment charge is included in selling, general and administrative expenses (“SG&A”) in the accompanying condensed consolidated statements of operations. The Company was not required to measure any other significant non-financial assets and liabilities at fair value.

INVENTORIES

The Company’s inventories consisted of:

	As of
	January 1, 2011	July 3, 2010	January 2, 2010
	(In thousands)
Merchandise available for sale	$29,497	$32,927	$29,349
Raw materials	492	531	1,032

Inventories, net	$29,989	$33,458	$30,381

CREDIT FACILITIES

The Company has an unsecured commercial line of credit agreement which provides for borrowings and issuance of letters of credit of up to a combined total of $25.0 million and expires on March 31, 2012. The outstanding balance bears interest at either the bank’s reference rate (which was 3.25% as of January 1, 2011) or the LIBOR rate (which was 0.26% as of January 1, 2011) plus 1.75 percentage points. As of January 1, 2011, there were no outstanding cash borrowings and there was $0.3 million of trade letters of credit outstanding as well as $3.0 million of an outstanding stand-by letter of credit. To date, no benificiary has drawn upon the stand-by letter of credit.

This credit facility requires the Company to maintain a $2.5 million compensating balance and to comply with certain financial covenants, including amounts for minimum tangible net worth, unencumbered liquid assets and profitability, and certain restrictions on making loans and investments. As of January 1, 2011, the Company was in compliance with all financial covenants.

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

	Three Months Ended		Six Months Ended
	January 1, 2011	January 2, 2010	January 1, 2011	January 2, 2010
	(In thousands)
Net income (loss)	$(2,727)	$2,440	$(3,880)	$(1,742)
Gain on available for sale securities	619	147	894	2,390
Accumulated translation adjustments	992	1,084	2,561	3,349

Total comprehensive income (loss)	$(1,116)	$3,671	$(425)	$3,997

EARNINGS PER SHARE

Basic earnings per share is computed as net earnings divided by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur from common shares issuable through the exercise of dilutive stock options.

The following is a reconciliation of the number of shares used in the basic and diluted earnings per share computations:

	Three Months Ended		Six Months Ended
	January 1, 2011	January 2, 2010	January 1, 2011	January 2, 2010
	(In thousands)
Basic weighted average number of shares outstanding	84,035	86,663	84,385	86,715
Incremental shares from the assumed issuance of stock options	99	97	98	123

Diluted weighted average number of shares outstanding	84,134	86,760	84,483	86,838

Excluded from the computation of the number of diluted weighted average shares outstanding were options to purchase 4,356,782 and 4,733,258 shares of common stock for the three months ended January 1, 2011 and January 2, 2010, respectively, and 4,276,992 and 4,849,604 for the six months ended January 1, 2011 and January 2, 2010, respectively, which would have been anti-dilutive.

COMMON STOCK PURCHASES

Share repurchases were as follows:

	Three Months Ended		Six Months Ended
	January 1, 2011	January 2, 2010	January 1, 2011	January 2, 2010
	(In thousands, except per share data)
Number of shares repurchased	—	644	2,137	644
Total cost	$—	$3,717	$12,472	$3,717
Average per share cost including commissions	$—	$5.77	$5.84	$5.77

In October 2008, the board of directors authorized a program to repurchase up to $30 million of the Company’s common stock. The Company intends, from time to time, as business conditions warrant, to purchase stock in the open market or through private transactions. Purchases may be increased, decreased or discontinued at any time without prior notice. The plan does not obligate the Company to repurchase any specific number of shares and may be suspended at any time at management’s discretion. As of January 1, 2011, the Company has repurchased the full authorization of $30 million of shares, but the board of directors may authorize the repurchase of additional shares in the future.

STOCK BASED COMPENSATION

The following table summarizes the stock based compensation expense recognized under the Company’s stock plan during the three months and the six months ended January 1, 2011 and January 2, 2010:

	Three Months Ended		Six Months Ended
	January 1, 2011	January 2, 2010	January 1, 2011	January 2, 2010
	(In thousands)
Stock options	$499	$1,475	$1,539	$2,174
Nonvested stock awards/units	79	117	120	49

Total stock based compensation expense	$578	$1,592	$1,659	$2,223

Unrecognized compensation cost related to nonvested stock options and nonvested stock awards/units totaled approximately $4.2 million and $0.4 million, respectively, as of January 1, 2011. This cost is expected to be recognized over a weighted average period of 2.9 years. The weighted average fair value of stock options at their grant date during the three months ended January 1, 2011 and January 2, 2010 was $2.35 and $2.76, respectively. For the six month periods ended January 1, 2011 and January 2, 2010, the weighted average fair values of stock options at their grant date were $2.30 and $2.82, respectively.

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

A former employee sued the Company in a complaint filed July 27, 2006 in the Superior Court of California, San Mateo County (case No. CIV 456550) alleging a failure to pay all wages, failure to pay overtime wages, failure to pay minimum wages, failure to provide meal periods, violation of Labor Code §450, violation of Labor Code §2802 and California Code of Regulations §11040(9)(A), statutory wage violations (late payment of wages), unlawful business practices under Business and Professions Code §16720 and §17200, conversion of wages and violation of Civil Code §52.1. The plaintiff also purports to bring the action on behalf of current and former California bebe employees who are similarly situated. The lawsuit seeks compensatory, statutory and punitive damages as well as restitution and injunctive relief. The Court’s previous stay has been lifted and discovery continues.

A former employee sued the Company in a complaint filed November 2, 2010 in the Superior Court of California, County of San Bernadino (case No. CIV RS 1011823) alleging wage and hour claims similar to those found in the case named above, a failure to pay for certain time worked (including while employees’ bags are being checked at the door), a failure to timely pay vacation pay upon separation and a failure to provide for adequate seating while on the job. The plaintiff also purports to bring the action on behalf of current and former California bebe employees who are similarly situated. The lawsuit seeks compensatory, statutory and punitive damages, as well as restitution and injunctive relief. In February 2011, the Court granted the Company’s motion and ordered the action stayed (based on the existence of overlapping claims in both the above and below named cases) until August 2011, at which time the Court will reassess the propriety of the stay order.

A former employee sued the Company in a Second Amended Complaint filed on approximately September 7, 2010 in the Superior Court of California, County of Los Angeles (case No. BC 429140) alleging the Company made unlawful paycheck charge-backs, failed to pay overtime wages at proper rates and failed to pay certain wages timely. The plaintiff also purports to bring the action on behalf of current and former California bebe employees who are similarly situated. The lawsuit seeks compensatory, statutory and punitive damages as well as restitution and injunctive relief. The Company has answered the complaint and the case is in its early stages of discovery.

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

We market our products under the bebe, BEBE SPORT, bbsp and 2b bebe brand names through our 253 retail stores, of which 216 are bebe stores, 36 are 2b bebe stores and 1 is a bebe accessories store as of January 1, 2011. These stores are located in 36 states, the District of Columbia, Puerto Rico, the U.S. Virgin Islands and Canada. In addition, we have an on-line store at www.bebe.com, and our licensees operate 56 international stores as of January 1, 2011. During the six months ended January 1, 2011, we opened 3 bebe stores and a 2b bebe store and closed 49 PH8 stores. We expect to open approximately 2 bebe stores, including 1 bebe shop-in-shop in Japan, and 3 2b bebe stores during the remainder of fiscal 2011.

bebe stores. We were founded by Manny Mashouf, our Chief Executive Officer and Chairman of the Board. We opened our first store in San Francisco, California in 1976, which was also the year we incorporated. We also operate one bebe accessory store that features a limited assortment of bebe merchandise, including outerwear, shoes and accessories.

PH8. In the fourth quarter of fiscal 2010, we decided to discontinue operations of our PH8 division, allowing us to focus our efforts on improving bebe sales and profitability, expanding internationally and continuing to develop our 2b bebe business. We closed all of our 49 PH8 stores during fiscal 2011, converting one store to a 2b bebe store. We have recorded the net costs associated with the disposition of these stores during fiscal 2011 as the stores closed and the related assets are disposed of. Both current and prior year results for these stores have been classified within discontinued operations on our consolidated statements of operations.

2b bebe stores. As of January 1, 2011, we operated 18 2b bebe stores and 18 stores operating in the outlet store design under the 2b bebe name. The stores operating in the 2b bebe design sell bebe logo, 2b bebe merchandise and a small percentage of bebe retail markdowns. The stores operating in the outlet design sell bebe logo, 2b bebe merchandise and a large percentage of bebe retail markdowns.

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

RESULTS OF OPERATIONS

Our fiscal year is a 52 or 53 week period, each period ending on the first Saturday after June 30. Fiscal years 2011 and 2010 each include 52 weeks. The three months ended January 1, 2011 and January 2, 2010 each include 13 weeks. The six months ended January 1, 2011 and January 2, 2010 each include 26 weeks.

The following table sets forth certain financial data as a percentage of net sales for the periods indicated:

	Three Months Ended		Six Months Ended
	January 1,	January 2,	January 1,	January 2,
	2011	2010	2011	2010
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales, including production and occupancy (1)	62.9	59.1	61.4	60.4

Gross margin	37.1	40.9	38.6	39.6
Selling, general and administrative expenses (2)	35.3	33.4	37.5	36.3

Operating income	1.8	7.5	1.1	3.3
Interest and other income, net	0.2	0.6	0.2	0.8

Income from continuing operations before income taxes	2.0	8.1	1.3	4.1
Provision for income taxes	0.8	3.6	0.5	2.2

Income from continuing operations, net of tax	1.2	4.5	0.8	1.9
Loss from discontinued operations, net of tax	(3.2)	(2.7)	(2.3)	(2.6)

Net income (loss)	(2.0)%	1.8%	(1.5)%	(0.7)%

(1)	Cost of sales includes the cost of merchandise, occupancy costs, distribution center costs and production costs.
(2)	Selling, general and administrative expenses primarily consist of non-occupancy store costs, corporate overhead and advertising costs.

Net Sales. Net sales from continuing operations increased to $136.2 million during the three months ended January 1, 2011 from $131.9 million for the comparable period of the prior year, an increase of $4.3 million, or 3.3%. The increase in net sales was primarily driven by a 37.1% increase in wholesale sales to our international licensees. Comparable store sales were flat compared to the prior year.

For the six months ended January 1, 2011, net sales from continuing operations increased to $251.5 million from $249.0 million for the comparable period of the prior year, an increase of $2.5 million, or 1.0%. The increase in net sales was primarily driven by a 34.5% increase in wholesale sales to our international licensees.

	Three Months Ended			Six Months Ended
	January 1,	January 2,		January 1,	January 2,
	2011	2010		2011	2010
Net sales (In thousands)	$136,209	$131,851		$251,465	$248,990
Total net sales increase (decrease) percentage	3.3%	(22.1	) %	1.0%	(21.0	) %
Comparable store decrease percentage	0.0%	(22.5)%		(2.3)%	(24.1)%
Net sales per average square foot (1)	$130	$122		$234	$231
Square footage at end of period (In thousands)	1,022	1,157		1,022	1,157
Number of store locations:
Beginning of period	276	307		298	308
New store locations	2	2		4	4
Closed store locations (2)	25	—		49	3
Number of stores open at end of period	253	309		253	309

(1)	We calculate net sales per average square foot using net store sales and monthly average store square footage.
(2)	In fiscal 2011, closed store locations relate to the discontinuation of PH8 operations.

Gross Margin. Gross margin from continuing operations decreased to $50.5 million during the three months ended January 1, 2011 from $53.9 million for the comparable period of the prior year, a decrease of $3.4 million, or 6.3%. As a percentage of net sales, gross margin decreased to 37.1% for the three months ended January 1, 2011 from 40.9% in the comparable period of the prior year. The decrease in gross margin as a percentage of net sales was primarily due to decrease in initial mark-up and higher than anticipated markdowns and promotions during December 2010.

For the six months ended January 1, 2011, gross margin from continuing operations decreased to $97.1 million from $98.7 million for the comparable period of the prior year, a decrease of $1.6 million, or 1.6%. As a percentage of net sales, gross margin from continuing operations decreased to 38.6% for the six months ended January 1, 2011 from 39.6% in the comparable period of the prior year. The decrease in gross margin as a percentage of net sales was primarily due to decrease in initial mark-up and higher than anticipated markdowns and promotions during December 2010.

Selling, General and Administrative Expenses. Selling, general and administrative expenses from continuing operations increased to $48.0 million during the three months ended January 1, 2011 from $44.0 million for the comparable period of the prior year, an increase of $4.0 million, or 9.0%. As a percentage of net sales, selling, general and administrative expenses increased to 35.2% during the three months ended January 1, 2011 from 33.4% in the comparable period of the prior year. The increase over the prior year was primarily due to $1.5 million of legal and employment settlement costs and the initial recognition of gift card breakage income in the prior year, which was a $1.1 million reduction to expense versus $0.3 million in the comparable period of the current year.

For the six months ended January 1, 2011, selling, general and administrative expenses from continuing operations increased to $94.3 million from $90.4 million for the comparable period of the prior year, an increase of $3.9 million, or 4.3%. As a percentage of net sales, selling, general and administrative expenses increased to 37.5% from 36.3% in the comparable period of the prior year. The increase over the prior year primarily relates to under-leveraged occupancy costs, $1.5 million in legal and employment settlement costs as well as $1.1 million in store impairment costs in the current year versus $0.6 million in the comparable period of the prior year.

Interest and Other Income, Net. We generated approximately $0.3 million of interest and other income, net of other expenses during the three months ended January 1, 2011 compared to approximately $0.8 million in the comparable period of the prior year. The decrease in interest and other income resulted from investments in lower-yielding tax-exempt investments and money market funds.

For the six month period ended January 1, 2011, we recorded approximately $0.6 million of interest and other income, compared to $1.9 million in the comparable period of the prior year. The decrease in interest and other income resulted from investments in lower-yielding tax-exempt investments and money market funds.

Provision for Income Taxes. Our effective tax rate from continuing operations decreased to 41.4% for the three months ended January 1, 2011 from 44.1% for the comparable period in the prior year. While we expect the effective tax rate to fluctuate from quarter to quarter due to discrete items, the higher effective tax rate in the prior year second quarter was primarily due to various discrete items in the areas of depreciation and stock compensation adjustments.

For the six months ended January 1, 2011, our effective tax rate from continuing operations decreased to 41.6% from 52.9% for the comparable period for the prior year. The higher tax rate in the prior year was primarily due to several discrete items recorded in the year related to adjustments to stock options compensation expense and adjustments of temporary and permanent items.

Discontinued Operations. In the fourth quarter of fiscal 2010, the Company decided to discontinue operations of the PH8 division, allowing the Company to focus its efforts on improving bebe sales and profitability, expanding internationally and continuing to develop its 2b bebe business. The Company closed 24 PH8 stores in the first fiscal quarter of 2011 and has closed the remaining 25 PH8 stores, converting one store to a 2b bebe, during the second quarter of fiscal 2011. The results of the PH8 stores closed to date, net of income tax benefit, which consists of 49 stores for the second fiscal quarter of 2011 and 65 stores for the prior year comparable period, have been presented as a discontinued operation in the accompanying consolidated statements of operations for all periods presented and are as follows:

	Three Months Ended		Six Months Ended
	January 1, 2011	January 2, 2010	January 1, 2011	January 2, 2010
	(In thousands)
Net sales	$4,146	$9,642	$7,850	$18,162
Cost of sales, including production and occupancy	9,591	8,151	13,368	15,246

Gross margin	(5,445)	1,491	(5,518)	2,916
Selling general and administrative expenses	1,706	7,272	4,116	13,960

Loss from discontinued operation, before income tax benefit	(7,151)	(5,781)	(9,634)	(11,044)
Income tax benefit	(2,796)	(2,216)	(3,799)	(4,502)

Loss from discontinued operations, net of tax benefit	$(4,355)	$(3,565)	$(5,835)	$(6,542)

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

LIQUIDITY AND CAPITAL RESOURCES

Our working capital requirements vary widely throughout the year and generally peak during the first and second fiscal quarters. As of January 1, 2011, we had approximately $259.7 million of cash and equivalents and investments on hand of which $119.4 million were cash and equivalents, approximately $50.0 million were invested in government treasury bills, approximately $13.2 million were invested in certificates of deposit and approximately $77.2 million, net of temporary impairment charges of $12.2 million, were invested in auction rate securities (“ARS”). We do not anticipate the lack of liquidity in the ARS to impact our ability to fund our operations in the foreseeable future and believe we have sufficient cash and equivalents to fund ongoing operations. In addition, we have a revolving line of credit, under which we may borrow or issue letters of credit up to a combined total of $25 million. As of January 1, 2011, there were no cash borrowings outstanding under the line of credit, and letters of credit outstanding totaled $0.3 million. This credit facility requires us to maintain a $2.5 million compensating balance and to comply with certain financial covenants, including amounts for minimum tangible net worth, unencumbered liquid assets and profitability, and certain restrictions on making loans and investments. As of January 1, 2011, we were in compliance with all financial covenants.

As of January 1, 2011, we had cash and equivalents of $119.4 million held in accounts managed by third-party financial institutions consisting of invested cash and cash in our operating accounts. The invested cash is invested in interest bearing funds managed by third party financial institutions. These funds invest in direct obligations of the government of the United States. To date, we have experienced no loss or lack of access to our invested cash or equivalents; however, we can provide no assurances that access to our invested cash and equivalents will not be impacted by adverse conditions in the financial markets.

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

Net cash provided by operating activities for the six months ended January 1, 2011 was $14.0 million versus $26.0 million for the six months ended January 2, 2010. The decrease of $12.0 million from the comparable period was primarily due to an increase in net loss of $2.1 million, non-cash deferred rent write-offs related to store closures and decreased changes in working capital of $8.3 million primarily related to lower prepaid and other expenses resulting from changes in prepaid income tax due to discontinued operations and a change in bonus depreciation rules as well as inventory and accrued expense changes related to timing of payments.

Net cash provided by investing activities for the six months ended January 1, 2011 was $11.5 million versus $9.2 million used for investing activities for the six months ended January 2, 2010. The increase of $20.7 million versus the prior year comparable period was primarily due to increased investments in cash equivalent securities. We expect that total capital expenditures will be below $20 million in fiscal 2011.

Net cash used by financing activities was $100.5 million for the six months ended January 1, 2011 versus $12.2 million for the six months ended January 2, 2010. The increase of $88.3 million from the prior year comparable period was primarily due to the payout of the special $1 per share dividend declared in the fourth quarter of fiscal 2010 and the increased purchases of common stock made during the period.

We hold a variety of interest bearing ARS consisting of federally insured student loan backed securities and insured municipal authority bonds. As of January 1, 2011, our ARS portfolio totaled approximately $77.2 million classified as available for sale securities. As of that date, our ARS portfolio included approximately 96% federally insured student loan backed securities and 4% municipal authority bonds and consisted of approximately 38% AAA rated investments, 6% AA rated investments, 30% A rated investments, 6% BBB rated investments and 20% CCC rated investments. As of July 3, 2010, our ARS portfolio consisted of 47% AAA rated investments, 5% AA rated investments, 33% A rated investments, 5% BBB rated investments and 10% CCC rated investments. These ARS investments are intended to provide liquidity via an auction process that resets the applicable interest rate at predetermined calendar intervals, allowing investors to either roll over their holdings or gain immediate liquidity by selling such interests at par. The uncertainties in the credit markets that began in February 2008 have affected our holdings in ARS investments and auctions for our investments in these securities have failed to settle on their respective settlement dates. Historically the fair value of ARS investments had approximated par value due to the frequent resets through the auction process. While we continue to earn interest on our ARS investments at the maximum contractual rate, these investments are not currently trading and therefore do not currently have a readily determinable market value. Accordingly, the estimated fair value of ARS no longer approximates par value. Consequently, the investments are not currently liquid, and we will not be able to access these funds until a future auction of these investments is successful, the issuer redeems the securities, or at maturity. Maturity dates for these ARS investments range from 2016 to 2044 with principal distributions occurring on certain securities prior to maturity.

We also hold short-term available for sale securities totaling $63.2 million at January 1, 2011 that consist of treasury bills and certificates of deposit.

In October 2008, our board of directors authorized a program to repurchase up to $30 million of our common stock. We may, from time to time, as business conditions warrant, purchase stock in the open market or through private transactions. Purchases may be increased, decreased or discontinued at any time without prior notice. The plan does not obligate us to repurchase any specific number of shares and may be suspended at any time at management’s discretion. During the six months ended January 1, 2011, we repurchased 2,137,344 shares at an average price per share of $5.84. During the six months ended January 2, 2010, we repurchased 644,200 shares at an average price per share of $5.77. As of January 1, 2011, we have repurchased the full authorization of $30 million of shares, but may repurchase additional shares in the future.

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

All highly liquid investments with a maturity of three months or less at the date of purchase are considered to be cash equivalents. Investments are considered short-term available for sale securities if the original maturity is between three months and twelve months, or long term investments if the original maturity is greater than twelve months. Historically the fair value of ARS investments had approximated par value due to the frequent resets through the auction process. While we continue to earn interest on our ARS investments at the maximum contractual rate, these investments are not currently trading and therefore do not currently have a readily determinable market value. Accordingly, the estimated fair value of ARS no longer approximates par value. We determined the estimated fair value of our investment in ARS as of January 1, 2011 using a discounted cash flow model to estimate the fair value of our investments in ARS. The assumptions used in preparing the discounted cash flow model include estimates for interest rates, timing and amount of cash flows and expected holding periods of the ARS. We have modified our investment strategy and increased our investments in more liquid money market investments.

The following table lists our cash, cash equivalents and investments as of January 1, 2011:

Fair Value
(Dollars in thousands)
Cash	$53,990
Weighted average interest rate	0.00%
Cash equivalents	$65,420
Weighted average interest rate	0.19%
Current available for sale securities	$63,165
Weighted average interest rate	0.36%
Non-current available for sale securities	$77,158
Weighted average interest rate	0.61%
Total	$259,733

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

There has been no change in our internal control over financial reporting during the quarter ended January 1, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

3. We face significant competition in the retail and apparel industry, which could harm our sales and profitability. The retail and apparel industries are highly competitive and are characterized by low barriers to entry. We expect competition in our markets to increase. The primary competitive factors in our markets are: brand name recognition, sourcing, product styling, quality, presentation and pricing, timeliness of product development and delivery, store ambiance, customer service and convenience. We compete with traditional department stores, specialty store retailers, lower price point retailers, business to consumer websites, off-price retailers and direct marketers for, among other things, raw materials, market share, retail space, finished goods, sourcing and personnel. Because many of these competitors are larger and have substantially greater financial, distribution and marketing resources than we do or maintain comparatively lower cost of operations, we may lack the resources to adequately compete with them. If we fail to remain competitive in any way, it could harm our business, financial condition and results of operations.

4. If we are unable to obtain raw materials or unable to find manufacturing facilities or our manufacturers perform unacceptably, our sales may be negatively affected and our financial condition may be harmed. We do not own any manufacturing facilities and therefore depend on contractors and third parties to manufacture our products. We place all of our orders for production of merchandise and raw materials by purchase order and do not have any long-term contracts with any manufacturer or supplier. If we fail to maintain favorable relationships with our manufacturers and suppliers or are unable to obtain sufficient quantities of quality raw materials on commercially reasonable terms, it could harm our business and results of operations. We cannot assure you that contractors and third-party manufacturers (1) will not supply similar products to our competitors, (2) will not stop supplying products to us completely or (3) will supply products in a timely manner. Untimely receipt of products may result in lower than anticipated sales and markdowns which would have a negative impact on earnings. Furthermore, we have received in the past, and may receive in the future, shipments of products from manufacturers that fail to conform to our quality control standards. In such event, unless we are able to obtain replacement products in a timely manner, we may lose sales. Certain of our third-party manufacturers store our raw materials. In the event our inventory was damaged or destroyed and we were unable to obtain replacement raw materials, our earnings could be negatively impacted.

5. We cannot assure that future store openings will be successful and new store openings may impact existing stores. We expect to open approximately 4 bebe stores, one bebe shop-in-shop and 4 2b bebe stores in fiscal 2011. In the past, we have closed stores as a result of poor performance, and we cannot assure that the stores that we plan to open in fiscal 2011, or any other stores that we might open in the future, will be successful or that our overall operating profit will increase as a result of opening these stores. During fiscal 2011, we have closed 49 stores related to the PH8 store closures discussed previously and anticipate closing up to 7 non-PH8 stores. Most of our new store openings in fiscal 2011 will be in existing markets. These openings may affect the existing stores’ net sales and profitability. Our failure to predict accurately the demographic or retail environment at any future store location could have a material adverse effect on our business, financial condition and results of operations.

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

In addition, we depend upon the expertise and execution of our key employees, particularly: Manny Mashouf, our founder, Chief Executive Officer and Chairman of the Board of Directors; and Emilia Fabricant, President. If we lose the services of Mr. Mashouf, Ms. Fabricant, or any key officers or employees, it could harm our business and results of operations.

8. Because Manny Mashouf beneficially owns a substantial portion of the outstanding shares, other shareholders may not be able to influence the direction the company takes. As of January 31, 2011, Manny Mashouf, our Chief Executive Officer and Chairman of the Board, beneficially owned approximately 55% of the outstanding shares of our common stock. As a result, he can control the election of directors and the outcome of all issues submitted to the shareholders. This may make it more difficult for a third party to acquire shares, may discourage acquisition bids, and could limit the price that certain investors might be willing to pay for shares of common stock. This concentration of stock ownership may have the effect of delaying, deferring or preventing a change in control of our company.

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

13. If we are not able to protect our intellectual property our ability to capitalize on the value of our brand name may be impaired. Even though we take actions to establish, register and protect our trademarks and other proprietary rights, we cannot assure you that we will be successful or that others will not imitate our products or infringe upon our intellectual property rights. In addition, we cannot assure that others will not resist or seek to block the sale of our products as infringements of their trademark and proprietary rights.

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

15. We may be required to record losses in future quarters as a result of the decline in value of our investments in auction rates securities or as a result of a change in our ability to hold our investments in auction rate securities. We hold a variety of interest bearing ARS comprised of federally insured student loan backed securities and insured municipal authority bonds. These ARS investments are intended to provide liquidity via an auction process that resets the applicable interest rate at predetermined calendar intervals, allowing investors to either roll over their holdings or gain immediate liquidity by selling such interests at par. The recent uncertainties in the credit markets that began in February 2008 have affected our holdings in ARS investments and the majority of auctions for our investments in these securities have failed to settle on their respective settlement dates. Consequently, $77.2 million of our ARS are not currently liquid and we will not be able to access these funds until a future auction of these investments is successful or securities are purchased or redeemed outside of the auction process. Maturity dates for these ARS investments range from 2016 to 2044, with principal distributions occurring on certain securities prior to maturity.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	RESERVED

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

(a) Exhibits. The following is a list of exhibits filed as part of this Report on Form 10-Q.

Exhibit	Description

31.1	Section 302 Certification of Chief Executive Officer.
31.2	Section 302 Certification of Chief Financial Officer.
32.1	Section 906 Certification of Chief Executive Officer.
32.2	Section 906 Certification of Chief Financial Officer.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated February 9, 2011

bebe stores, inc.

/s/ Walter Parks
Walter Parks, Chief Operating Officer and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

31.1	Section 302 Certification of Chief Executive Officer
31.2	Section 302 Certification of Chief Financial Officer
32.1	Section 906 Certification of Chief Executive Officer
32.2	Section 906 Certification of Chief Financial Officer