Form 10-Q
period 2011-04-02
bebe stores, inc.
filed 2011-05-11
CIK 1059272

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 2011

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

The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding as of April 30, 2011 was 84,064,777.

bebe stores, inc.

PART I. FINANCIAL INFORMATION

ITEM 1.	Condensed Consolidated Financial Statements

bebe stores, inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(unaudited)

	As of April 2, 2011	As of July 3, 2010	As of April 3, 2010
Assets:
Current assets:
Cash and equivalents	$88,251	$194,690	$100,740
Available for sale securities	85,519	58,038	58,990
Trading securities	—	—	58,315
Auction rate securities written put option	—	—	8,822
Receivables (net of allowance of $1,242, $1,231 and $1,221)	4,658	5,674	5,538
Inventories, net	34,051	33,458	32,284
Deferred income taxes, net	6,595	6,551	7,829
Prepaid and other	20,376	16,465	20,068

Total current assets	239,450	314,876	292,586
Available for sale securities	73,747	95,564	112,354
Property and equipment, net	89,801	104,615	110,458
Deferred income taxes, net	27,125	31,660	26,292
Intangible Asset	885	—	—
Other assets	3,787	5,178	5,585

Total assets	$434,795	$551,893	$547,275

Liabilities and Shareholders’ Equity:
Current liabilities:
Accounts payable	$17,663	$22,257	$18,789
Accrued liabilities	24,082	113,538	28,419
Income taxes payable	—	602	—

Total current liabilities	41,745	136,397	47,208
Deferred rent and other lease incentives	38,682	42,978	43,028
Uncertain tax positions	2,615	3,463	3,602

Total liabilities	83,042	182,838	93,838

Commitments and contingencies

Shareholders’ equity:
Preferred stock-authorized 1,000,000 shares at $0.001 par value per share; no shares issued and outstanding	—	—	—
Common stock-authorized 135,000,000 shares at $0.001 par value per share; issued and outstanding 84,063,596, 86,116,596 and 86,086,896 shares	84	86	86
Additional paid-in capital	141,432	144,035	143,261
Accumulated other comprehensive loss	(1,474)	(6,476)	(5,389)
Retained earnings	211,711	231,410	315,479

Total shareholders’ equity	351,753	369,055	453,437

Total liabilities and shareholders’ equity	$434,795	$551,893	$547,275

See accompanying notes to condensed consolidated financial statements.

bebe stores, inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	April 2, 2011	April 3, 2010	April 2, 2011	April 3, 2010
Net sales	$109,490	$108,791	$360,956	$357,782
Cost of sales, including production and occupancy	69,212	65,056	223,581	215,392

Gross margin	40,278	43,735	137,375	142,390
Selling, general and administrative expenses	45,026	46,687	139,329	137,047

Operating income (loss)	(4,748)	(2,952)	(1,954)	5,343
Interest and other income, net	144	376	694	2,259

Income (loss) from continuing operations before income taxes	(4,604)	(2,576)	(1,260)	7,602
Income tax provision (benefit)	(1,969)	(393)	(579)	4,986

Income (loss) from continuing operations, net of tax	(2,635)	(2,183)	(681)	2,616
Loss from discontinued operations, net of tax	—	(3,288)	(5,835)	(9,829)

Net loss	$(2,635)	$(5,471)	$(6,516)	$(7,213)

Basic per share amounts:
Income (loss) from continuing operations, net of tax	$(0.03)	$(0.03)	$(0.01)	$0.03
Loss from discontinued operations, net of tax	—	(0.04)	(0.07)	(0.11)

Net loss	$(0.03)	$(0.06)	$(0.08)	$(0.08)

Diluted per share amounts:
Income (loss) from continuing operations, net of tax	$(0.03)	$(0.03)	$(0.01)	$0.03
Loss from discontinued operations, net of tax	—	(0.04)	(0.07)	(0.11)

Net loss	$(0.03)	$(0.06)	$(0.08)	$(0.08)

Basic weighted average shares outstanding	84,050	86,104	84,403	86,511
Diluted weighted average shares outstanding	84,050	86,104	84,403	86,648

See accompanying notes to condensed consolidated financial statements.

bebe stores, inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Nine Months Ended
	April 2, 2011	April 3, 2010
Cash flows from operating activities:
Net loss	$(6,516)	$(7,213)
Adjustments to reconcile net loss to cash used in operating activities:
Non-cash compensation expense	2,200	4,958
Depreciation and amortization	16,971	19,870
Non-cash charge for asset impairment	1,060	4,753
Net loss (gain) on disposal of property	(179)	521
Gain on trading securities	—	(3,353)
Loss on auction rate securities written put option	—	3,234

Tax benefit from exercise of stock options and awards	133	75
Excess tax benefit from exercise of stock options and awards	(15)	(10)
Deferred rent and other lease incentives	69	(1,441)
Deferred income taxes	3,000	(1,136)
Changes in operating assets and liabilities:
Receivables	1,123	(965)
Inventories	(468)	7,125
Prepaid expenses and other	(2,732)	10,101
Accounts payable	(4,596)	(7,834)
Income taxes payable	(602)	—
Accrued liabilities	(2,786)	(8,312)
Long term income taxes payable	(848)	382

Net cash provided by operating activities	5,814	20,755

Cash flows from investing activities:
Purchase of property and equipment	(6,987)	(9,998)
Purchase of intangible assets	(885)	—
Purchase of marketable securities	(95,878)	(87,935)
Proceeds from sales of investment securities	93,122	93,293

Net cash used by investing activities	(10,628)	(4,640)

Cash flows from financing activities:
Net proceeds from issuance of common stock	252	210
Excess tax benefit from exercise of stock options and awards	15	10
Cash dividends paid	(90,344)	(8,677)
Purchase of common stock	(12,472)	(4,227)

Net cash used by financing activities	(102,549)	(12,684)

Net increase (decrease) in cash and equivalents	(107,363)	3,431
Effect of exchange rate changes on cash	924	5,919
Cash and equivalents:
Beginning of period	194,690	91,390

End of period	$88,251	$100,740

See accompanying notes to condensed consolidated financial statements.

bebe stores, inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

INTERIM FINANCIAL STATEMENTS

The accompanying condensed consolidated balance sheets of bebe stores, inc. (the “Company”) as of April 2, 2011, July 3, 2010 and April 3, 2010, the condensed consolidated statements of operations for the three and nine months ended April 2, 2011 and April 3, 2010 and the condensed consolidated statements of cash flows for the nine months ended April 2, 2011 and April 3, 2010 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X, without audit. Accordingly, they do not include all of the information required by accounting principles generally accepted in the United States of America for annual financial statements. Therefore, these condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended July 3, 2010.

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

The three month periods ended April 2, 2011 and April 3, 2010 each include 13 weeks. The nine month periods ended April 2, 2011 and April 3, 2010 each include 39 weeks.

DISCONTINUED OPERATION OF PH8 STORES

In the fourth quarter of fiscal 2010, the Company decided to discontinue operations of the PH8 division, allowing the Company to focus its efforts on improving bebe sales and profitability, expanding internationally and continuing to develop its 2b bebe business. The Company closed 24 PH8 stores in the first fiscal quarter of 2011 and during the second fiscal quarter of 2011, closed the remaining 25 PH8 stores, converting one store to a 2b bebe. The results of the PH8 stores closed to date, net of income tax benefit, which consists of 49 stores for the nine months ended April 2, 2011 and 65 stores for both the three and nine months ended April 3, 2010, have been presented as a discontinued operation in the accompanying consolidated statements of operations for all periods presented and are as follows:

	Three Months Ended		Nine Months Ended
	April 2, 2011	April 3, 2010	April 2, 2011	April 3, 2010
	(In thousands)
Net sales	$—	$5,607	$7,850	$23,769
Cost of sales, including production and occupancy	—	5,001	13,368	20,247

Gross margin	—	606	(5,518)	3,522
Selling, general and administrative expenses	—	5,441	4,116	19,401

Loss from discontinued operations, before income tax benefit	—	(4,835)	(9,634)	(15,879)
Add: tax benefit	—	(1,547)	(3,799)	(6,050)

Loss from discontinued operations, net of tax benefit	$—	$(3,288)	$(5,835)	$(9,829)

Costs associated with exit or disposal activities are recorded when the liability is incurred. As of April 2, 2011, the Company has a remaining reserve of $0.2 million for future costs associated with discontinued operations. This reserve has been included within the “Accrued liabilities” line in the condensed consolidated balance sheets. The lease costs represent management’s estimate of the amount required to terminate the leases prior to the expiration of the contractual lease terms. A roll forward of the reserve is presented below.

	Lease Costs	Professional Fees, Severance and Other Costs	Total
		(In thousands)
Balance as of July 3, 2010	$—	$—	$—
Costs incurred in fiscal 2011	4,032	485	4,517
Cash payments	(3,912)	(413)	(4,325)

Balance at April 2, 2011	$120	$72	$192

INVESTMENTS

The Company’s investment portfolio consists of treasury bills, certificates of deposit and auction rate securities. The Company holds short term available for sale securities totaling $85.5 million as of April 2, 2011, that consisted of $71.9 million in treasury bills and $13.6 million in certificates of deposit at cost which approximates fair value.

The Company also holds a variety of interest bearing auction rate securities (“ARS”) consisting of federally insured student loan backed securities and insured municipal authority bonds. As of April 2, 2011, the Company’s ARS portfolio totaled approximately $73.7 million classified as available for sale securities, net of a temporary impairment charge of $11.6 million. As of that date, the Company’s ARS portfolio included approximately 95% federally insured student loan backed securities and 5% municipal authority bonds and consisted of approximately 39% AAA rated investments, 6% AA rated investments, 31% A rated investments, 6% BBB rated investments and 18% CCC rated investments. As of July 3, 2010, the Company’s ARS consisted of 47% AAA rated investments, 5% AA rated investments, 33% A rated investments, 5% BBB rated investments and 10% CCC rated investments. These ARS investments are intended to provide liquidity via an auction process that resets the applicable interest rate at predetermined calendar intervals, allowing investors to either roll over their holdings or gain immediate liquidity by selling such interests at par. The uncertainties in the credit markets that began in February 2008 have affected the Company’s holdings in ARS investments and auctions for the Company’s investments in these securities have failed to settle on their respective settlement dates. Historically the fair value of ARS investments had approximated par value due to the frequent resets through the auction process. While the Company continues to earn interest on its ARS investments at the maximum contractual rate, these investments are not currently trading actively and therefore do not currently have a readily determinable market value. Accordingly, the estimated fair value of ARS no longer approximates par value. Consequently, the investments are not currently liquid, and the Company will not be able to access these funds until a future auction of these investments is successful, the issuer redeems the securities or at maturity. Maturity dates for these ARS investments range from 2016 to 2044 with principal distributions occurring on certain securities prior to maturity. To date, principal distributions and maturities of the securities held by the Company have all been at par value. During the nine months ended April 2, 2011, $23.3 million of ARS were settled at par.

In November 2008, the Company entered into a settlement agreement related to its ARS held with UBS Financial Services, Inc. (“UBS”) that grants the Company the right to cause UBS to purchase all of the Company’s ARS held with them at par value (the “Right”). On July 3, 2010, the Company elected to exercise the Right and as a result UBS has purchased all ARS held by the Company at their par value of $82.8 million and all related assets and liabilities have been removed from the balance sheet as of July 3, 2010.

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

The following is a summary of our available for sale securities:

	As of April 2, 2011
	Cost	Unrealized Losses Less Than 12 Months	Unrealized Losses 12 Months or Greater	Estimated Fair Value
	(In thousands)
Short term treasury bills	$71,945	$—	$—	$71,945
Short term certificates of deposit	13,574	—	—	13,574

	85,519	—	—	85,519
Long term auction rate securities	85,325	—	(11,578)	73,747

Total	$170,844	$—	$(11,578)	$159,266

	As of July 3, 2010
	Cost	Unrealized Losses Less Than 12 Months	Unrealized Losses 12 Months or Greater	Estimated Fair Value
	(in thousands)
Short term treasury bills	$40,000	$—	$—	$40,000
Short term certificates of deposit	18,038	—	—	18,038

	58,038	—	—	58,038
Long term auction rate securities	108,625	—	(13,061)	95,564

Total	$166,663	$—	$(13,061)	$153,602

	As of April 3, 2010
	Cost	Unrealized Losses Less Than 12 Months	Unrealized Losses 12 Months or Greater	Estimated Fair Value
	(In thousands)
Short term treasury bills	$40,000	$—	$—	$40,000
Short term certificates of deposit	18,990	—	—	18,990

	58,990	—	—	58,990
Long term auction rate securities	126,975	—	(14,621)	112,354

Total	$185,965	$—	$(14,621)	$171,344

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

As of April 2, 2011, the Company held financial instruments that are measured at fair value on a recurring basis. These included cash equivalents and available for sale securities. Cash equivalents consist of money market funds. Short term available for sale securities consist of government treasury bills and certificates of deposit. Long term available for sale securities consist of ARS. These securities consist of federally insured student loan backed securities and insured municipal authority bonds.

The Company determined the estimated fair value of its investment in ARS as of April 2, 2011 using a discounted cash flow model. The assumptions used in preparing the discounted cash flow model include estimates for liquidity, interest rates, timing, credit ratings, credit wrap and amount of cash flows and expected holding periods of the ARS.

The following items are measured at fair value on a recurring basis as of April 2, 2011:

Description	April 2, 2011	Using Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
	Fair value measurements at reporting date
	(In thousands)
Cash equivalents	$53,654	$53,654	$—	$—
Current available for sale securities	85,519	85,519	—	—
Non-current available for sale securities	73,747	—	—	73,747

Total	$212,920	$139,173	$—	$73,747

During the quarter ended April 2, 2011, there were no transfers of assets and liabilities between Level 1 (quoted priced in active markets for identical assets) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy. As discussed above, an impairment charge has been recorded that reduces the carrying amount of the applicable non-current assets of $85.3 million to their fair value of $73.7 million as of April 2, 2011. The following table presents the Company’s activity for assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended April 2, 2011:

Investments in ARS
(In thousands)
Balance as of July 3, 2010	$95,564
Total gains or (losses) (realized or unrealized)
Included in net loss	—
Included in accumulated other comprehensive loss	1,483
Settlements	(23,300)

Balance as of April 2, 2011	$73,747

Non-Financial Assets:

The Company measures certain non-financial assets and liabilities, including long-lived assets, at fair value on a non-recurring basis. During the 13 weeks ended April 2, 2011 and April 3, 2010, the Company recorded no impairment charges and impairment charges of approximately $0.1 million, respectively, related to under-performing stores in its continuing operations. During the 39 weeks ended April 2, 2011 and April 3, 2010, the Company recorded impairment charges of approximately $1.1 million and $0.7 million, respectively, related to under-performing stores in its continuing operations. The fair market value of these assets was determined using the income approach and level 3 inputs, which required management to make significant estimates about future operating plans and projected cash flows. Management estimates the amount and timing of future cash flows based on its experience and knowledge of the retail market in which each store operates. This impairment charge is included in selling, general and administrative expenses (“SG&A”) in the accompanying condensed consolidated statements of operations. The Company was not required to measure any other significant non-financial assets and liabilities at fair value.

INVENTORIES

The Company’s inventories consisted of:

	As of
	April 2, 2011	July 3, 2010	April 3, 2010
	(In thousands)
Merchandise available for sale	$33,393	$32,927	$31,295
Raw materials	658	531	989

Inventories, net	$34,051	$33,458	$32,284

INTANGIBLE ASSET

During the third quarter of fiscal 2011 the Company acquired the registered trademark in the People’s Republic of China (“PRC”) for the “bebe” mark (“the Mark”). The Company has recognized the full $0.9 million purchase price of the Mark as an indefinite-lived intangible asset on the Consolidated Balance Sheet as of April 2, 2011. The Mark is subject to annual impairment testing, unless there is an indicator of impairment, which would require an interim impairment review.

CREDIT FACILITIES

The Company has an unsecured commercial line of credit agreement which provides for borrowings and issuance of letters of credit of up to a combined total of $25.0 million and expires on March 31, 2012. The outstanding balance bears interest at either the bank’s reference rate (which was 3.25% as of April 2, 2011) or the LIBOR rate (which was 0.24% as of April 2, 2011) plus 1.75 percentage points. As of April 2, 2011, there were no outstanding cash borrowings and there was $0.2 million of trade letters of credit outstanding as well as $3.0 million of an outstanding stand-by letter of credit. To date, no beneficiary has drawn upon the stand-by letter of credit.

This credit facility requires the Company to maintain a $2.5 million compensating balance and to comply with certain covenants, including amounts for minimum tangible net worth, unencumbered liquid assets and profitability, and certain restrictions on making loans and investments. As of April 2, 2011, the Company was in compliance with all covenants.

UNCERTAIN TAX POSITIONS

During the first quarter of fiscal 2011, the New York State Department of Taxation and Finance completed its review of the Company’s fiscal 2005 through 2007 state income tax returns. There was no material impact on the Company’s effective tax rate and tax expense for the quarter. The gross unrecognized tax benefits decreased approximately $0.7 million during the first quarter of 2011 primarily due to this review. There were no material adjustments to unrecognized tax benefits during the three months ended April 2, 2011. The Company does not anticipate any significant changes to the unrecognized tax benefits over the next twelve month period.

COMPREHENSIVE LOSS

Comprehensive loss consists of net loss and other comprehensive income (income, expenses, gains and losses that bypass the income statement and are reported directly as a separate component of equity). The Company’s comprehensive loss consists of net loss, gain (loss) on available for sale securities and foreign currency translation adjustments for all periods presented.

	Three Months Ended		Nine Months Ended
	April 2, 2011	April 3, 2010	April 2, 2011	April 3, 2010
	(In thousands)
Net loss	$(2,635)	$(5,471)	$(6,516)	$(7,213)
Gain (loss) on available for sale securities	586	(174)	1,483	2,216
Accumulated translation adjustments	957	1,307	3,519	4,656

Total comprehensive loss	$(1,092)	$(4,338)	$(1,514)	$(341)

EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share is computed as net earnings (loss) divided by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution that could occur from common shares issuable through the exercise of dilutive stock options.

The following is a reconciliation of the number of shares used in the basic and diluted earnings (loss) per share computations:

	Three Months Ended		Nine Months Ended
	April 2, 2011	April 3, 2010	April 2, 2011	April 3, 2010
	(In thousands)
Basic weighted average number of shares outstanding	84,050	86,104	84,403	86,511
Incremental shares from the assumed issuance of stock options	—	—	—	137

Diluted weighted average number of shares outstanding	84,050	86,104	84,403	86,648

Excluded from the computation of the number of diluted weighted average shares outstanding were options to purchase 4,327,302 and 3,872,000 shares of common stock for the three months ended April 2, 2011 and April 3, 2010, respectively, and 4,268,503 and 4,723,000 for the nine months ended April 2, 2011 and April 3, 2010, respectively, which would have been anti-dilutive.

COMMON STOCK PURCHASES

Share repurchases were as follows:

	Three Months Ended		Nine Months Ended
	April 2, 2011	April 3, 2010	April 2, 2011	April 3, 2010
	(In thousands, except per share data)
Number of shares repurchased	—	85	2,137	729
Total cost	$—	$510	$12,472	$4,227
Average per share cost including commissions	$—	$6.00	$5.84	$5.80

In October 2008, the board of directors authorized a program to repurchase up to $30 million of the Company’s common stock. The Company intends, from time to time, as business conditions warrant, to purchase stock in the open market or through private transactions. Purchases may be increased, decreased or discontinued at any time without prior notice. The plan does not obligate the Company to repurchase any specific number of shares and may be suspended at any time at management’s discretion. As of April 2, 2011, the Company has repurchased the full authorization of $30 million of shares.

STOCK BASED COMPENSATION

The following table summarizes the stock based compensation expense recognized under the Company’s equity incentive plan during the three and nine months ended April 2, 2011 and April 3, 2010:

	Three Months Ended		Nine Months Ended
	April 2, 2011	April 3, 2010	April 2, 2011	April 3, 2010
	(In thousands)
Stock options	$437	$2,574	$1,976	$4,748
Nonvested stock awards/units	104	161	224	210

Total stock based compensation expense	$541	$2,735	$2,200	$4,958

Unrecognized compensation cost related to nonvested stock options and nonvested stock awards/units totaled approximately $3.5 million and $0.3 million, respectively, as of April 2, 2011. This cost is expected to be recognized over a weighted average period of 3.0 years. The weighted average fair value of stock options at their grant date during the three months ended April 2, 2011 and April 3, 2010 was $2.09 and $3.41, respectively. For the nine month periods ended April 2, 2011 and April 3, 2010, the weighted average fair values of stock options at their grant date were $2.28 and $2.90, respectively.

The Company licenses software from a third-party provider to automate the administration of its employee equity programs and calculate its stock-based compensation expense (the “Software”). During fiscal 2010, the Company was notified of errors in the calculation of stock based compensation expense from the Software and as a result, recorded adjustments in the three and nine months ended April 3, 2010 of $2.1 million and $3.0 million, respectively to correct the error.

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

A former employee sued the Company in a complaint filed November 2, 2010 in the Superior Court of California, County of San Bernardino (case No. CIV RS 1011823) alleging wage and hour claims similar to those found in the case named above, a failure to pay for certain time worked (including while employees’ bags are being checked at the door), a failure to timely pay vacation pay upon separation and a failure to provide for adequate seating while on the job. The plaintiff also purports to bring the action on behalf of current and former California bebe employees who are similarly situated. The lawsuit seeks compensatory, statutory and punitive damages, as well as restitution and injunctive relief. In February 2011, the Court ordered the action stayed (based on the existence of overlapping claims in both the above and below named cases) until August 2011, at which time the Court will reassess the propriety of the stay order.

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

We market our products under the bebe, BEBE SPORT, bbsp and 2b bebe brand names through our 249 retail stores, of which 212 are bebe stores and 37 are 2b bebe stores as of April 2, 2011. These stores are located in 36 states, the District of Columbia, Puerto Rico, the U.S. Virgin Islands, Canada and Japan. In addition, we have an on-line store at www.bebe.com, and our licensees operate 57 international stores as of April 2, 2011. During the nine months ended April 2, 2011, we opened 4 bebe stores and 2 2b bebe stores and closed 55 stores. We expect to open approximately 1 bebe store and 2 2b bebe stores during the remainder of fiscal 2011.

bebe stores. We were founded by Manny Mashouf, our Chief Executive Officer and Chairman of the Board. We opened our first store in San Francisco, California in 1976, which was also the year we incorporated.

PH8. In the fourth quarter of fiscal 2010, we decided to discontinue operations of our PH8 division, allowing us to focus our efforts on improving bebe sales and profitability, expanding internationally and continuing to develop our 2b bebe business. We closed all of our 49 PH8 stores during the first and second quarters of fiscal 2011, converting one store to a 2b bebe store. We have recorded the net costs associated with the disposition of these stores during fiscal 2011 as the stores closed and the related assets were disposed of. Both current and prior year results for these stores have been classified within discontinued operations on our consolidated statements of operations.

2b bebe stores. As of April 2, 2011, we operated 19 2b bebe stores and 18 stores operating in the outlet store design under the 2b bebe name. The stores operating in the 2b bebe design sell 2b bebe merchandise, bebe logo and a small percentage of bebe retail markdowns. The stores operating in the outlet design sell bebe logo, 2b bebe merchandise and a large percentage of bebe retail markdowns.

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

The preparation of these financial statements requires the appropriate application of certain accounting policies, many of which require us to make estimates and assumptions about future events and their impact on amounts reported in our financial statements and related notes. Since future events and their impact cannot be determined with certainty, the actual results will inevitably differ from our estimates. Such differences could be material to the financial statements. We believe our application of accounting policies, and the estimates inherently required therein, are reasonable. Our most critical accounting policies are those related to revenue recognition, stock based compensation, inventories, marketable securities, impairment of long lived assets and uncertain tax positions. We continually evaluate these accounting policies and estimates, and we make adjustments when facts and circumstances dictate a change. Our accounting policies are described in Note 1 to the consolidated financial statements in our annual report on Form 10-K for the fiscal year ended July 3, 2010. This discussion and analysis should be read in conjunction with such discussion and with our condensed consolidated financial statements and related notes included in Part 1, Item 1 of this quarterly report.

RESULTS OF OPERATIONS

Our fiscal year is a 52 or 53 week period, each period ending on the first Saturday after June 30. Fiscal years 2011 and 2010 each include 52 weeks. The three months ended April 2, 2011 and April 3, 2010 each include 13 weeks. The nine months ended April 2, 2011 and April 3, 2010 each include 39 weeks.

The following table sets forth certain financial data as a percentage of net sales for the periods indicated:

	Three Months Ended		Nine Months Ended
	April 2, 2011	April 3, 2010	April 2, 2011	April 3, 2010
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales, including production and occupancy (1)	63.2	59.8	61.9	60.2

Gross margin	36.8	40.2	38.1	39.8
Selling, general and administrative expenses (2)	41.1	42.9	38.6	38.3

Operating income (loss)	(4.3)	(2.7)	(0.5)	1.5
Interest and other income, net	0.1	0.3	0.2	0.6

Income (loss) from continuing operations before income taxes	(4.2)	(2.4)	(0.3)	2.1
Provision (benefit) for income taxes	(1.8)	(0.4)	(0.1)	1.4

Income (loss) from continuing operations, net of tax	(2.4)	(2.0)	(0.2)	0.7
Loss from discontinued operations, net of tax	—	(3.0)	(1.6)	(2.7)

Net loss	(2.4)%	(5.0)%	(1.8)%	(2.0)%

(1)	Cost of sales includes the cost of merchandise, occupancy costs, distribution center costs and production costs.
(2)	Selling, general and administrative expenses primarily consist of non-occupancy store costs, corporate overhead and advertising costs.

Net Sales. Net sales from continuing operations increased to $109.5 million during the three months ended April 2, 2011 from $108.8 million for the comparable period of the prior year, an increase of $0.7 million, or 0.6%. The increase in net sales was primarily driven by a 5.0% increase in wholesale sales to our international licensees. Comparable store sales decreased 0.7% compared to a decrease of 11.2% in the prior year.

For the nine months ended April 2, 2011, net sales from continuing operations increased to $361.0 million from $357.8 million for the comparable period of the prior year, an increase of $3.2 million, or 0.9%. The increase in net sales was primarily driven by a 23.7% increase in wholesale sales to our international licensees.

	Three Months Ended		Nine Months Ended
	April 2, 2011	April 3, 2010	April 2, 2011	April 3, 2010
Net sales (In thousands)	$109,490	$108,791	$360,956	$357,782
Total net sales increase (decrease) percentage	0.6%	(6.5)%	0.9%	(17.0)%
Comparable store decrease percentage	(0.7)%	(11.2)%	(1.8)%	(20.8)%
Net sales per average square foot (1)	$108	$100	$339	$331
Square footage at end of period (In thousands)	998	1,135	998	1,135
Number of store locations:
Beginning of period	253	309	298	308
New store locations	2	1	6	5
Closed store locations (2)	6	10	55	13
Number of stores open at end of period	249	300	249	300

(1)	We calculate net sales per average square foot using net store sales and monthly average store square footage.
(2)	In fiscal 2011, closed store locations include the discontinuation of PH8 operations.

Gross Margin. Gross margin from continuing operations decreased to $40.3 million during the three months ended April 2, 2011 from $43.7 million for the comparable period of the prior year, a decrease of $3.4 million, or 7.8%. As a percentage of net sales, gross margin decreased to 36.8% for the three months ended April 2, 2011 from 40.2% in the comparable period of the prior year. The decrease in gross margin as a percentage of net sales from the prior year of 3.4% was primarily due to a decrease in initial mark-up of 2.1%, caused by higher production cost, partially offset by lower mark-downs. In addition, inventory reserves increased by $1.0 million primarily due to the prior year third quarter’s historical low level of shrink, damaged inventory and raw material reserves.

For the nine months ended April 2, 2011, gross margin from continuing operations decreased to $137.4 million from $142.4 million for the comparable period of the prior year, a decrease of $5.0 million, or 3.5%. As a percentage of net sales, gross margin from continuing operations decreased to 38.1% for the nine months ended April 2, 2011 from 39.8% in the comparable period of the prior year. The decrease in gross margin as a percentage of net sales was primarily due to a decrease in initial mark-up offset by lower markdowns. We anticipate a similar reduction in gross margin during the fourth quarter of fiscal 2011 due to the continued decrease in initial mark-up as experienced in the second and third quarters of fiscal 2011.

Selling, General and Administrative Expenses. Selling, general and administrative expenses from continuing operations decreased to $45.0 million during the three months ended April 2, 2011 from $46.7 million for the comparable period of the prior year, a decrease of $1.7 million, or 3.6%. As a percentage of net sales, selling, general and administrative expenses decreased to 41.1% during the three months ended April 2, 2011 from 42.9% in the comparable period of the prior year. The decrease from the prior year was primarily attributable to the prior year stock compensation adjustment of $2.1 million caused by a flaw in third-party software.

For the nine months ended April 2, 2011, selling, general and administrative expenses from continuing operations increased to $139.3 million from $137.0 million for the comparable period of the prior year, an increase of $2.3 million, or 1.7%. As a percentage of net sales, selling, general and administrative expenses increased to 38.6% from 38.3% in the comparable period of the prior year. The increase over the prior year primarily relates to $1.5 million in legal and employment settlement costs as well as $1.1 million in store impairment costs in the current year versus $0.7 million in the comparable period of the prior year, partially offset by $2.1 million additional stock compensation expense in the prior year as a result of a flaw in third-party software.

Interest and Other Income, Net. We generated approximately $0.1 million of interest and other income, net of other expenses during the three months ended April 2, 2011 compared to approximately $0.4 million in the comparable period of the prior year. The decrease in interest and other income resulted from investments in lower-yielding tax-exempt investments and money market funds.

For the nine month period ended April 1, 2011, we recorded approximately $0.7 million of interest and other income, compared to $2.3 million in the comparable period of the prior year. The decrease in interest and other income resulted from investments in lower-yielding tax-exempt investments and money market funds.

Provision for Income Taxes. Our effective tax rate from continuing operations increased to 42.8% for the three months ended April 2, 2011 from 15.3% for the comparable period in the prior year. While we expect the effective tax rate to fluctuate from quarter to quarter due to discrete items, the lower effective tax rate in the prior year third quarter was primarily due to various discrete items including the adjustment related to the stock option system flaw.

For the nine months ended April 1, 2011, our effective tax rate from continuing operations decreased to 46.0% from 65.6% for the comparable period for the prior year. The higher tax rate in the prior year was primarily due to several discrete items recorded relating to stock compensation and adjustments to certain temporary and permanent items. The prior year tax rate has fluctuated quarter-to-date versus year-to date as a result of discrete items as well as the use of projected annual income in the effective rate calculation and the allocation of this projection to continuing and discontinuing operations.

Discontinued Operations. In the fourth quarter of fiscal 2010, the Company decided to discontinue operations of the PH8 division, allowing the Company to focus its efforts on improving bebe sales and profitability, expanding internationally and continuing to develop its 2b bebe business. The Company closed 24 PH8 stores in the first fiscal quarter of 2011 and closed the remaining 25 PH8 stores, converting one store to a 2b bebe, during the second quarter of fiscal 2011. The results of the PH8 stores closed to date, net of income tax benefit, which consists of 49 stores for the nine months ending April 2, 2011 and 65 stores for both the three and nine months ended April 3, 2010, have been presented as a discontinued operation in the accompanying consolidated statements of operations for all periods presented and are as follows:

	Three Months Ended		Nine Months Ended
	April 2, 2011	April 3, 2010	April 2, 2011	April 3, 2010
	(In thousands)
Net sales	$—	$5,607	$7,850	$23,769
Cost of sales, including production and occupancy	—	5,001	13,368	20,247

Gross margin	—	606	(5,518)	3,522
Selling general and administrative expenses	—	5,441	4,116	19,401

Loss from discontinued operations, before income tax benefit	—	(4,835)	(9,634)	(15,879)
Income tax benefit	—	(1,547)	(3,799)	(6,050)

Loss from discontinued operations, net of tax benefit	$—	$(3,288)	$(5,835)	$(9,829)

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

LIQUIDITY AND CAPITAL RESOURCES

Our working capital requirements vary widely throughout the year and generally peak during the first and second fiscal quarters. As of April 2, 2011, we had approximately $247.5 million of cash and equivalents and investments on hand of which $88.3 million were cash and equivalents, $71.9 million were invested in government treasury bills, $13.6 million were invested in certificates of deposit and $73.7 million, net of temporary impairment charges of $11.6 million, were invested in auction rate securities (“ARS”). We do not anticipate the lack of liquidity in the ARS to impact our ability to fund our operations in the foreseeable future and believe we have sufficient cash and equivalents to fund ongoing operations. In addition, we have a revolving line of credit, under which we may borrow or issue letters of credit up to a combined total of $25 million. As of April 2, 2011, there were no cash borrowings outstanding under the line of credit, trade letters of credit outstanding totaled $0.2 million and a standby letter of credit outstanding that totaled $3.0 million. This credit facility requires us to maintain a $2.5 million compensating balance and to comply with certain covenants, including amounts for minimum tangible net worth, unencumbered liquid assets and profitability, and certain restrictions on making loans and investments. As of April 2, 2011, we were in compliance with all covenants.

As of April 2, 2011, we had cash and equivalents of $88.3 million held in accounts managed by third-party financial institutions consisting of invested cash and cash in our operating accounts. The invested cash is invested in interest bearing funds managed by third-party financial institutions. These funds invest in direct obligations of the government of the United States. To date, we have experienced no loss or lack of access to our invested cash or equivalents; however, we can provide no assurances that access to our invested cash and equivalents will not be impacted by adverse conditions in the financial markets.

At any point in time we also have approximately $80 to $200 million of invested cash and cash in operating accounts that are with third-party financial institutions. These balances exceed the Federal Deposit Insurance Corporation insurance limits. While we monitor daily the cash balances in our operating accounts and adjust the cash balances as appropriate, these cash balances could be impacted if the underlying financial institutions fail or could be subject to other adverse conditions in the financial markets. To date, we have experienced no loss or lack of access to invested cash or cash in our operating accounts.

Net cash provided by operating activities for the nine months ended April 2, 2011 was $5.8 million versus $20.8 million for the nine months ended April 3, 2010. The decrease of $15.0 million from the comparable period was primarily due to decreased changes in working capital. Such working capital decreases were primarily related to lower prepaid and other expenses resulting from changes in prepaid income tax due to discontinued operations and a change in bonus depreciation rules as well as inventory and accrued expense changes due to increased inventory levels and timing of payments.

Net cash used by investing activities for the nine months ended April 2, 2011 was $10.6 million versus $4.6 million used for investing activities for the nine months ended April 3, 2010. The increase of $6.0 million versus the prior year comparable period was primarily due to increased investments in short term available for sale securities. We expect that total capital expenditures will be below $20 million in fiscal 2011.

Net cash used by financing activities was $102.5 million for the nine months ended April 2, 2011 versus $12.7 million for the nine months ended April 3, 2010. The increase of $89.8 million from the prior year comparable period was primarily due to the payout of the special $1 per share dividend declared in the fourth quarter of fiscal 2010 and the increased purchases of our common stock made during the period.

                We hold a variety of interest bearing ARS consisting of federally insured student loan backed securities and insured municipal authority bonds. As of April 2, 2011, our ARS portfolio totaled approximately $73.7 million classified as available for sale securities. As of that date, our ARS portfolio included approximately 95% federally insured student loan backed securities and 5% municipal authority bonds and consisted of approximately 39% AAA rated investments, 6% AA rated investments, 31% A rated investments, 6% BBB rated investments and 18% CCC rated investments. As of July 3, 2010, our ARS portfolio consisted of 47% AAA rated investments, 5% AA rated investments, 33% A rated investments, 5% BBB rated investments and 10% CCC rated investments. These ARS investments are intended to provide liquidity via an auction process that resets the applicable interest rate at predetermined calendar intervals, allowing investors to either roll over their holdings or gain immediate liquidity by selling such interests at par. The uncertainties in the credit markets that began in February 2008 have affected our holdings in ARS investments and auctions for our investments in these securities have failed to settle on their respective settlement dates. Historically the fair value of ARS investments had approximated par value due to the frequent resets through the auction process. While we continue to earn interest on our ARS investments at the maximum contractual rate, these investments are not currently trading and therefore do not currently have a readily determinable market value. Accordingly, the estimated fair value of ARS no longer approximates par value. Consequently, the investments are not currently liquid, and we will not be able to access these funds until a future auction of these investments is successful, the issuer redeems the securities, or at maturity. Maturity dates for these ARS investments range from 2016 to 2044 with principal distributions occurring on certain securities prior to maturity.

We also hold short-term available for sale securities totaling $85.5 million at April 2, 2011 that consist of treasury bills and certificates of deposit.

In October 2008, our board of directors authorized a program to repurchase up to $30 million of our common stock. We may, from time to time, as business conditions warrant, purchase stock in the open market or through private transactions. Purchases may be increased, decreased or discontinued at any time without prior notice. The plan does not obligate us to repurchase any specific number of shares and may be suspended at any time at management’s discretion. During the nine months ended April 2, 2011, we repurchased 2,137,344 shares at an average price per share of $5.84. During the nine months ended April 3, 2010, we repurchased 729,200 shares at an average price per share of $5.80. As of April 2, 2011, we have repurchased the full authorization of $30 million of shares, but may repurchase additional shares in the future.

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

All highly liquid investments with a maturity of three months or less at the date of purchase are considered to be cash equivalents. Investments are considered short-term available for sale securities if the original maturity is between three months and twelve months, or long term investments if the original maturity is greater than twelve months. The uncertainties in the credit markets that began in February 2008 have affected our holdings in ARS investments and auctions for our investments in these securities have failed to settle on their respective settlement dates. Historically the fair value of ARS investments had approximated par value due to the frequent resets through the auction process. While we continue to earn interest on our ARS investments at the maximum contractual rate, these investments are not currently trading and therefore do not currently have a readily determinable market value. Accordingly, the estimated fair value of ARS no longer approximates par value. We determined the estimated fair value of our investment in ARS as of April 2, 2011 using a discounted cash flow model to estimate the fair value of our investments in ARS. The assumptions used in preparing the discounted cash flow model include estimates for interest rates, timing and amount of cash flows and expected holding periods of the ARS. We have modified our investment strategy and increased our investments in more liquid money market investments.

The following table lists our cash, cash equivalents and investments as of April 2, 2011:

Fair Value
(Dollars in thousands)
Cash	$34,597
Weighted average interest rate	0.00%
Cash equivalents	$53,654
Weighted average interest rate	0.22%
Current available for sale securities	$85,519
Weighted average interest rate	0.33%
Non-current available for sale securities	$73,747
Weighted average interest rate	0.68%
Total	$247,518

The interest payable on outstanding cash borrowings under our bank line of credit is based on variable interest rates and is therefore affected by changes in market interest rates. If interest rates rise significantly, our results from operations and cash flows would not be materially affected since we have no outstanding borrowings.

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

There has been no change in our internal control over financial reporting during the quarter ended April 2, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

2. We face increasing product costs from our manufacturing partners, which could result in significant margin erosion. Worldwide prices for raw materials have increased significantly year-over-year. We currently estimate that these increasing product costs could result in significant margin erosion. Additionally, a significant percentage of our apparel products are manufactured in China. Manufacturers in that country are currently experiencing increased costs due to shortages of labor and the fluctuation of the Chinese Yuan in relation to the U.S. dollar. In addition, our business and operating results may be affected by changes in the political, social or economic environment in China. If we are unable to successfully mitigate a significant portion of such product costs, our results of operations may be materially adversely affected.

3. If we are unable to obtain raw materials or unable to find manufacturing facilities or our manufacturers perform unacceptably, our sales may be negatively affected and our financial condition may be harmed. We do not own any manufacturing facilities and therefore depend on contractors and third parties to manufacture our products. We place all of our orders for production of merchandise and raw materials by purchase order and do not have any long-term contracts with any manufacturer or supplier. If we fail to maintain favorable relationships with our manufacturers and suppliers or are unable to obtain sufficient quantities of quality raw materials on commercially reasonable terms, it could harm our business and results of operations. We cannot assure you that contractors and third-party manufacturers (1) will not supply similar products to our competitors, (2) will not stop supplying products to us completely or (3) will supply products in a timely manner. Untimely receipt of products may result in lower than anticipated sales and markdowns which would have a negative impact on earnings. Furthermore, we have received in the past, and may receive in the future, shipments of products from manufacturers that fail to conform to our quality control standards. In such event, unless we are able to obtain replacement products in a timely manner, we may lose sales. Certain of our third-party manufacturers store our raw materials. In the event our inventory was damaged or destroyed and we were unable to obtain replacement raw materials, our results of operations could be negatively impacted.

4. The success of our business depends in large part on our ability to identify fashion trends as well as to react to changing customer demand in a timely manner. Consequently, we depend in part upon the customer response to the creative efforts of our merchandising, design and marketing teams and their ability to anticipate trends and fashions that will appeal to our consumer base. If we miscalculate our customers’ product preferences or the demand for our products, we may be faced with excess inventory. Historically, this type of occurrence has resulted in excess fabric for some products and markdowns and/or write-offs, which has impaired our profitability, and may do so in the future. Similarly, any failure on our part to anticipate, identify and respond effectively to changing customer demands and fashion trends will adversely affect our sales. In addition, from time to time, we may pursue new concepts, and if the new concepts are not successful, our financial condition may be harmed.

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

6. We cannot assure that future store openings will be successful and new store openings may impact existing stores. We expect to open approximately 1 bebe store and 2 2b bebe stores in the remainder of fiscal 2011. In the past, we have closed stores as a result of poor performance, and we cannot assure that the stores that we plan to open in fiscal 2011, or any other stores that we might open in the future, will be successful or that our overall results of operations will increase as a result of opening these stores. Most of our new store openings in fiscal 2011 are in existing markets. These openings may affect the existing stores’ net sales and profitability. Our failure to predict accurately the demographic or retail environment at any future store location could have a material adverse effect on our business, financial condition and results of operations.

Our ability to effectively obtain real estate to open new stores depends upon the availability of real estate that meets our criteria, including traffic, square footage, co-tenancies, average sales per square foot, lease economics, demographics, and other factors, and our ability to negotiate terms that meet our financial targets. In addition, we must be able to effectively renew our existing store leases. Failure to secure real estate locations adequate to meet annual targets as well as effectively managing our existing fleet of stores could have a material adverse effect on our business, financial condition and results of operations.

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

In addition, our comparable store sales have fluctuated significantly in the past, and we expect that they will continue to fluctuate in the future. A variety of factors affect comparable store sales, including fashion trends, competition, current economic conditions, the timing of release of new merchandise and promotional events, changes in our merchandise mix, the success of marketing programs and weather conditions. Our ability to deliver strong comparable store sales results and margins depends in large part on accurately forecasting demand and fashion trends, selecting effective marketing techniques, providing an appropriate mix of merchandise for our customer base, managing inventory effectively and optimizing store performance by closing under-performing stores.

Such fluctuations may adversely affect the market price of our common stock.

8. Our success depends on our ability to attract and retain key employees in order to support our existing businesses and future expansion. From time to time we actively recruit qualified candidates to fill key executive positions from within our company. There is substantial competition for experienced personnel, which we expect will continue. We compete for experienced personnel with companies who have greater financial resources than we do. In the past, we have experienced significant turnover of our executive management team and retail store personnel. We are also exposed to employment practice litigation due to the large number of employees and high turnover of our sales associates. If we fail to attract, motivate and retain qualified personnel, it could harm our business and limit our ability to expand.

In addition, we depend upon the expertise and execution of our key employees, particularly: Manny Mashouf, our founder, Chief Executive Officer and Chairman of the Board of Directors; and Emilia Fabricant, President. If we lose the services of Mr. Mashouf, Ms. Fabricant, or any key officers or employees, it could harm our business and results of operations.

9. Because Manny Mashouf beneficially owns a substantial portion of the outstanding shares, other shareholders may not be able to influence the direction the company takes. As of April 30, 2011, Manny Mashouf, our Chief Executive Officer and Chairman of the Board, beneficially owned approximately 55% of the outstanding shares of our common stock. As a result, he can control the election of directors and the outcome of all issues submitted to the shareholders. This may make it more difficult for a third party to acquire shares, may discourage acquisition bids and could limit the price that certain investors might be willing to pay for shares of common stock. This concentration of stock ownership may have the effect of delaying, deferring or preventing a change in control of our company.

10. We rely on information technology, the disruption of which could adversely impact our business. We rely on various information systems to manage our operations and regularly make investments to upgrade, enhance or replace such systems. Any delays or difficulties in transitioning to these or other new systems, or in integrating these systems with our current systems, or any other disruptions affecting our information systems, could have a material adverse impact on our business. Any failure by us or our third-party providers to maintain adequate system security controls to protect our computer assets and sensitive data, including client data, from unauthorized access, disclosure or use could also damage our reputation with our clients.

11. We are subject to risks associated with our on-line sales. We operate an on-line store at www.bebe.com to sell our merchandise, which we migrated to a third-party platform in February 2006. Although our on-line sales encompass a relatively small percentage of our total sales, our on-line operations are subject to numerous risks, including unanticipated operating problems, reliance on third-party computer hardware and software providers, system failures and the need to invest in additional computer systems. The on-line operations also involve other risks that could have an impact on our results of operations including but not limited to diversion of sales from our other stores, rapid technological change, liability for on-line content, credit card fraud and risks related to the failure of the computer systems that operate the website and its related support systems. In addition, with the migration to a third-party platform, we no longer have direct control of certain aspects of our on-line business. We cannot assure that our on-line store will continue to achieve sales and profitability growth or even remain at its current level.

12. Any serious disruption at our major facilities could have a harmful effect on our business. We currently operate a corporate office in Brisbane, California, a distribution facility in Benicia, California, and a design studio and production facility in Los Angeles, California. Any serious disruption at these facilities whether due to construction, relocation, fire, earthquake, terrorist acts or otherwise could harm our operations and could negatively affect our business and results of operations. Furthermore, we have little experience operating essential functions away from our main corporate offices and are uncertain what effect operating such satellite facilities might have on business, personnel and results of operations.

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

16. We may be required to record losses in future quarters as a result of the decline in value of our investments in auction rates securities or as a result of a change in our ability to hold our investments in auction rate securities. We hold a variety of interest bearing ARS comprised of federally insured student loan backed securities and insured municipal authority bonds. These ARS investments are intended to provide liquidity via an auction process that resets the applicable interest rate at predetermined calendar intervals, allowing investors to either roll over their holdings or gain immediate liquidity by selling such interests at par. The recent uncertainties in the credit markets that began in February 2008 have affected our holdings in ARS investments and the majority of auctions for our investments in these securities have failed to settle on their respective settlement dates. Consequently, $73.7 million of our ARS are not currently liquid and we will not be able to access these funds until a future auction of these investments is successful or securities are purchased or redeemed outside of the auction process. Maturity dates for these ARS investments range from 2016 to 2044, with principal distributions occurring on certain securities prior to maturity.

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

Dated May 11, 2011

bebe stores, inc.

/s/ Walter Parks
Walter Parks, Chief Operating Officer and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 906 Certification of Chief Executive Officer

32.2	Section 906 Certification of Chief Financial Officer