Form 10-K
period 2011-07-02
bebe stores, inc.
filed 2011-09-15
CIK 1059272

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended July 2, 2011

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

Securities registered pursuant to Section 12(b) of the Act:None

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

The aggregate market value of voting stock held by non-affiliates of the registrant was approximately $225,000,000 as of January 1, 2011, the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing sale price per share of $5.92 of the registrant’s Common Stock as reported on the Nasdaq National Market on such date. Shares of Common Stock held by each executive officer and director and by each person who owns 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive for other purposes.

As of August 31, 2011, 84,124,053 shares of Common Stock, $0.001 per share par value, of the registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates information by reference from the definitive Proxy Statement for the 2011 Annual Meeting of Shareholders, to be filed with the Commission no later than 120 days after the end of the registrant’s fiscal year covered by this Form 10-K.

The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from the results discussed in the forward-looking statements. Statements that are predictive in nature, that depend upon or refer to future events or conditions or that include words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” “thinks” and similar expressions are forward-looking statements. Forward-looking statements include statements about our expected results of operations, capital expenditures and store openings and closings and our product developments. Although we believe that these statements are based on reasonable assumptions, we cannot assure you that our goals will be achieved. These forward-looking statements are made as of the date of this Form 10-K, and we assume no obligation to update or revise them or provide reasons why actual results may differ. Factors that might cause such a difference include, but are not limited to, our ability to respond to changing fashion trends, obtain raw materials and find manufacturing facilities, attract and retain key management personnel, develop new concepts, successfully open future stores, successfully manage our online business, maintain and protect information technology, respond effectively to competitive pressures in the apparel industry and adverse economic conditions and protect our intellectual property, as well as declines in comparable store sales performance, changes in the level of consumer spending or preferences in apparel and/or other factors discussed in “Risk Factors” and elsewhere in this Form 10-K.

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

As of July 2, 2011, we marketed our products under the bebe, BEBE SPORT, bbsp, and 2b bebe brand names through our 252 retail stores, our on-line store at www.bebe.com , and our 60 international licensee operated stores in 16 countries and, pursuant to our product licensing, through certain select domestic and international retailers.

bebe. We were founded by Manny Mashouf, our Chief Executive Officer and Chairman of the Board. We opened our first store in San Francisco, California in 1976, which was also the year we incorporated in California. As of July 2, 2011, we operated 213 bebe stores in 36 states, Puerto Rico, the U.S. Virgin Islands, Canada and Japan.

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

2b bebe. As of July 2, 2011, we operated 21 2b bebe stores and 18 stores operating in the outlet store design under the 2b bebe name. The stores operating in the 2b bebe design sell 2b bebe merchandise, bebe logo and a small percentage of bebe retail markdowns. The stores operating in the outlet design sell bebe logo, 2b bebe merchandise and a larger percentage of bebe retail markdowns.

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

3. Manage merchandise mix. Our approach to merchandising and proactive inventory management is critical to our success. By actively monitoring sell-through rates and the mix of categories and products in our stores, we are better able to respond to emerging trends in a timely manner, better maximizing sales opportunities and minimizing liabilities.

4. Control distribution of merchandise. We distribute our merchandise, other than licensed eyewear, footwear, fragrance and cosmetics and international licensing, through company owned retail stores and an on-line store. This distribution strategy enables us to control pricing, flow of goods, visual presentation and customer experience. We seek to ensure brand equity through this exclusive distribution.

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

In fiscal 2012, we plan to open 11 new stores, including 4 bebe stores, 5 2b stores and 2 2b conversions. We also plan to close up to 10 bebe stores, resulting in net square footage reduction of approximately 1.3%.

bebe stores. During fiscal 2011, we opened 4 bebe stores and closed 5 bebe stores as well as our accessories store. Our bebe stores average 4,000 square feet and are primarily located in regional shopping malls and freestanding street locations.

2b bebe stores. During fiscal 2011, we opened 4 new 2b bebe stores, including 2 conversions. Our 2b bebe stores average 4,500 square feet and are primarily located in outlet malls. In fiscal 2012, we will continue to test 2b bebe stores in outlet centers and regional malls to access future growth opportunities.

Store Closures. We monitor the financial performance of our stores and have closed and will continue to close stores that we do not consider to be viable. Many of the store leases contain early termination options that allow us to close the stores in specified years if minimum sales levels are not achieved. During fiscal 2011, we closed 55 stores, 49 of which related to the discontinuation of PH8 operations. In fiscal 2012, we plan to close up to 10 stores.

On-line store. In February 2006, we migrated to a third-party platform which has provided and continues to provide improved functionality. We recently implemented several enhancements that have improved the marketing to drive client acquisition and conversion. In fiscal 2011 we began initiatives to further enhance our shopping experience and integrate our webstore with retail stores and mobile applications. We expect to continue these initiatives in fiscal 2012 and beyond. The bebe.com website is a source of testing new concepts, building a community with our clients as well as providing a comprehensive product offering. We are currently able to ship to customers in the United States, Canada, Puerto Rico, the U.S. Protectorates and internationally via our third-party provider, International Checkout.

International Licensees. As of July 2, 2011, we had 60 international stores operated by licensees in 16 countries including: United Arab Emirates, Israel, Russia, Mexico, Turkey and numerous countries throughout Southeast Asia. Our international licensees purchase product from us to include in their licensed bebe stores; we therefore exclude these stores from comparable store sales. As of July 2, 2011, wholesale revenue represented approximately 6% of total net sales. In fiscal 2012, we plan to open up to 60 licensee operated stores which include both stand-alone stores and shop-in-shops, and will include planned expansion into India and South Korea.

Merchandising

Our merchandising strategy is to provide current, timely fashions in a broad selection of categories to suit the lifestyle needs of our customers. We market all of our merchandise under the bebe, BEBE SPORT, bbsp and 2b bebe brand names. In some cases, we select merchandise directly from third-party manufacturers. We do not have long-term contracts with any third party-manufacturers, and we purchase all of the merchandise from manufacturers by purchase order.

Product Categories. Our distinctive product offering includes a full range of fashion separates, tops, dresses, active wear and accessories in the following lifestyle categories: career, evening, casual and active. While each category’s contribution as a percentage of total net sales varies seasonally, certain of the product classifications are represented throughout the year. We regularly evaluate existing categories for potential expansion opportunities. We have accessories which include jewelry, sunglasses, fragrance and an expanded shoe and handbag assortment.

We have license agreements in place for optical eyewear, fragrance and footwear each of which represented less than 1% of our total sales in fiscal 2011. In August 2010, we signed an eyewear license agreement with Altair Eyewear, Inc., a subsidiary of Marchon, to manufacture and distribute products branded with the bebe logo to be sold at bebe stores and selected retailers. Product under this agreement was featured in stores and other select retailers beginning in October 2010. In July 2008, we executed an agreement with Inter Parfums, Inc. to design, develop, manufacture, distribute, advertise and promote fragrance and cosmetics using the bebe name. Product was available in our stores and other select retailers beginning in August 2009. In August 2009, we signed an agreement with Titan Industries to design, manufacture and distribute women’s non-casual footwear. Products developed under this agreement were featured in stores and other select retailers beginning in Spring 2010.

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

Seasonality

Our business is seasonal in nature, with sales peaking during the second fiscal quarter, primarily during the holiday season in November and December. During each of fiscal 2011, 2010 and 2009, the second fiscal quarter accounted for approximately 30% of our annual net sales.

Marketing

We have developed our advertising and direct marketing initiatives to elevate brand awareness, increase customer acquisition and retention and support key growth strategies.

During fiscal 2011, our marketing expenditures were $22.9 million compared to $23.3 million in fiscal 2010. In fiscal 2012, we anticipate a level spend in marketing overall and anticipate marketing expense to be approximately $23.0 million.

We will continue to build brand awareness through national marketing campaigns that communicate to our core customers via traditional and new media. These campaigns will present the brand as fresh, fashion forward and exciting with a market position of attainable luxury.

Our marketing imagery will be featured in traditional media such as leading fashion and lifestyle magazines, outdoor advertising, direct mail and in-store visual presentation. Our new media marketing channels include our website, bebe.com, and a strong presence in online social media and will soon include a mobile optimized website and commerce enabled apps for smartphones and computer tablets.

We will continue to focus on our loyalty program, clubbebe, and reward our best customers for their business.

Additionally, we will host several in-store events throughout the year to introduce collections and provide unique, engaging experiences for our customers and will also test grassroots initiatives to attract new clientele.

Store Operations

As of September 2011, our store operations are organized into four regions and 30 districts. Each region is managed by a regional manager, and each district is managed by a district manager. Each regional manager is typically responsible for five to ten districts and each district manager is typically responsible for five to twelve stores. Each store is typically staffed with three to five managers in addition to sales associates.

We seek to instill enthusiasm and dedication in our store management personnel and our sales associates through incentive programs and regular communication with the stores. Sales associates, excluding associates in outlet stores, receive commissions on sales with a guaranteed minimum hourly compensation. Store managers receive base compensation plus incentive compensation based on sales and inventory control. Our district managers receive base compensation plus incentive compensation based on sales and profitability benchmarks. Our regional managers participate in our management incentive program.

Sourcing, Quality Control and Distribution

All of our merchandise is marketed under the bebe, BEBE SPORT, bbsp and 2b bebe brand names. We design and develop the majority of our merchandise in-house, which is manufactured to our specifications or is sourced directly from third-party manufacturers. When we contract for merchandise production, the contractors produce garments based on designs, patterns and detailed specifications provided by us.

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

Intellectual Property and Proprietary Rights

We have registrations, or applications have been filed and are pending, with the United States Patent and Trademark Office and/or with certain foreign registries in many of our core classifications (including stores, clothing, jewelry, eyewear, fragrance and bags) for the following marks: bebe, BEBE SPORT, bbsp and 2b bebe.

Information Services and Technology

We are committed to utilizing technology to enhance our competitive position. Our information systems provide data to the entire enterprise to help improve efficiency, visibility and actionable decision making. The core business systems, which consist of both purchased and internally developed software, are accessed over a company-wide network providing employees with access to key business applications.

Our investments in information systems for fiscal 2011 continued to focus on our stores, supply chain, central corporate systems and infrastructure. We completed the roll out of a new sales and inventory control system for our Japanese operations. We also continued to make improvements to our point-of-sale (“POS”) system, improved our inventory optimization capability across channels and increased our collaboration capabilities and integration with our global vendors to deliver further efficiencies to our supply chain. In fiscal 2012, we will continue to make improvements to our POS system, our on-line marketing systems and our webstore platforms.

For central corporate systems, we delivered a new VoIP phone system and a new helpdesk system, made progress on our paperless efforts, delivered further efficiencies to our finance group and improved our disaster recovery capabilities.

Employees

As of July 2, 2011, we had 3,422 employees, of whom 355 were employed at the corporate offices in Brisbane, the Los Angeles design studio and production facility and the Benicia distribution center. The remaining 3,067 employees were employed in store operations. There were 1,242 full-time employees and 2,180 employed on a part-time basis. This is a decrease of approximately 9% as compared to the prior fiscal year end. In addition, our employees are not represented by any labor union, and we believe our relationship with our employees is good.

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

EXECUTIVE OFFICERS AND DIRECTORS OF THE REGISTRANT

Executive Officers and Directors

The following table sets forth certain information with respect to our executive officers and directors as of September 1, 2011:

Name	Age	Position
Manny Mashouf(1)	73	Chairman of the Board and Chief Executive Officer
Barbara Bass(3)*(4)	60	Director
Cynthia Cohen(2)(3)(4)*	58	Director
Corrado Federico(2)(3)(4)	70	Director
Caden Wang(2)*(4)	59	Director
Emilia Fabricant(1)	45	President of bebe stores, inc.
Walter Parks(1)	52	Chief Operating Officer and Chief Financial Officer
Susan Powers(1)	53	Senior Vice President of Stores
Lawrence Smith(1)	45	Senior Vice President, General Counsel
Liyuan Woo(1)	39	Principal Accounting Officer and Vice President Corporate Controller

(1)	Executive Officer.
(2)	Member, Audit Committee.
(3)	Member, Compensation and Management Development Committee.
(4)	Member, Nominating and Corporate Governance Committee.
(*)	Chairman of the Committee

Manny Mashouf founded bebe stores, inc. and has served as Chairman of the Board since our incorporation in 1976. Mr. Mashouf served as our Chief Executive Officer from 1976 to February 2004 and again from January 2009 to present. Mr. Mashouf is the uncle of Hamid Mashouf, Chief Information Officer.

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

Corrado Federico has served as a director since November 1996. From approximately 1997 through 2008, Mr. Federico served on the Board of Directors for Hot Topic, a publicly traded company. Mr. Federico was President of Solaris Properties until December 2008 and has served as the President of Corado, Inc., a land development firm, since 1991. From 1986 to 1991, Mr. Federico held the position of President and Chief Executive Officer of Esprit de Corp, Inc., a wholesaler and retailer of junior and children’s apparel, footwear and accessories.

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

Walter Parks has served as Chief Operating Officer since September 2006 and Chief Financial Officer since December 2003. From 2001 to 2003, Mr. Parks served as Executive Vice President and Chief Administrative Officer of The Wet Seal, Inc. From 1999 to 2001, Mr. Parks served as the Executive Vice President and Chief Administrative Officer of Restoration Hardware, Inc. From 1997 to 1999, Mr. Parks served as Chief Financial Officer and Treasurer for Ann Taylor Stores Corporation, and in various other positions since joining that company in 1988.

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

6. We cannot assure that future store openings will be successful and new store openings may impact existing stores. We expect to open approximately 11 stores for bebe and 2b in fiscal 2012 as well as up to 60 international licensee operated stores. In the past, we have closed stores as a result of poor performance, and we cannot assure that the stores that we plan to open in fiscal 2012, or any other stores that we might open in the future, will be successful or that our overall operating profit will increase as a result of opening these stores. During fiscal 2011, we closed 55 stores, primarily due to the PH8 discontinued operations discussed previously, and during fiscal 2012, we anticipate closing up to 10 stores. Most of our domestic new store openings in fiscal 2012 will be in existing markets. These openings may affect the existing stores’ net sales and profitability. Our failure to predict accurately the demographic or retail environment at any future store location could have a material adverse effect on our business, financial condition and results of operations.

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

9. Because Manny Mashouf beneficially owns a substantial portion of the outstanding shares, other shareholders may not be able to influence the direction the company takes. As of August 31, 2011, Manny Mashouf, our Chief Executive Officer and Chairman of the Board, beneficially owned approximately 55% of the outstanding shares of our common stock. As a result, he can control the election of directors and the outcome of all issues submitted to the shareholders. This may make it more difficult for a third party to acquire shares, may discourage acquisition bids, and could limit the price that certain investors might be willing to pay for shares of common stock. This concentration of stock ownership may have the effect of delaying, deferring or preventing a change in control of our company.

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

13. Our business could be adversely impacted by unfavorable international political conditions. Due to our current and continued growth of international operations, our sales and operating results are, and will continue to be, affected by international social, political, legal and economic conditions. In particular, our business could be adversely impacted by instability or changes resulting in the disruption of trade with the countries in which our contractors, suppliers or customers are located, significant fluctuations in the value of the dollar against foreign currencies or restrictions on the transfer of funds, or additional trade restrictions imposed by the United States and other foreign governments. Trade restrictions, including increased tariffs or quotas, embargoes and customs restrictions could increase the cost or reduce the supply of merchandise available to us and adversely affect our financial condition and results of operations.

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

We are seeking to register our trademarks domestically and internationally. Obstacles may exist that may prevent us from obtaining a trademark for the bebe, BEBE SPORT, bbsp and 2b bebe names or related names. We may not be able to register certain trademarks, purchase the right or obtain a license to use these names or related names on commercially reasonable terms. If we fail to obtain trademark, ownership or license the requisite rights, it would limit our ability to expand. In some jurisdictions, despite successful registration of our trademarks, third parties may allege infringement and bring actions against us. In addition, if our licensees fail to use our intellectual property correctly, the reputation and value associated with our trademarks may be diluted. Furthermore, if we do not demonstrate use of our trademarks, our trademark rights may lapse over time.

15. If an independent manufacturer or vendor violates labor or other laws, or is accused of violating any such laws, or if their labor practices diverge from those generally accepted as ethical, it could harm our business and brand image. While we maintain a policy to monitor the operations of our independent manufacturers by having an independent firm inspect these manufacturing sites, and all manufacturers and vendors are contractually required to comply with such labor practices, we cannot control the actions or the public’s perceptions of such manufacturers or vendors, nor can we assure that these manufacturers and vendors will conduct their businesses using ethical or legal labor practices. Apparel companies, in certain conditions, may be held jointly liable for the wrongdoings of the manufacturers of their products. While we do not control our manufacturers’ employment conditions or business practices, and the manufacturers act in their own interest, they may act in a manner that results in negative public perceptions of us and/or employee allegations or court determinations that we are jointly liable.

16. We may be required to record losses in future quarters as a result of the decline in value of our investments in auction rate securities or as a result of a change in our ability to hold our investments in auction rate securities. We hold a variety of interest bearing ARS comprised of federally insured student loan backed securities and insured municipal authority bonds. These ARS investments are intended to provide liquidity via an auction process that resets the applicable interest rate at predetermined calendar intervals, allowing investors to either roll over their holdings or gain immediate liquidity by selling such interests at par. The recent uncertainties in the credit markets that began in February 2008 have affected our holdings in ARS investments and the majority of auctions for our investments in these securities have failed to settle on their respective settlement dates. Consequently, $65.0 million of our ARS are not currently liquid and we will not be able to access these funds until a future auction of these investments is successful or securities are purchased or redeemed outside of the auction process. Maturity dates for these ARS investments range from 2016 to 2044, with principal distributions occurring on certain securities prior to maturity.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

As of July 2, 2011, our 252 stores, all of which are leased, encompassed approximately 1,010,000 total square feet. The typical store lease is for a 10-year term and requires us to pay a base rent and a percentage rent if certain minimum sales levels are achieved. Many of the leases provide a lease termination option in specified years of the lease if certain minimum sales levels are not achieved. In addition, leases for store locations typically require us to pay property taxes, utilities, repairs and common area maintenance fees.

Our main corporate headquarters are currently located in a facility in Brisbane, California. The Brisbane facility is approximately 35,000 square feet and houses administrative offices, planning operations and store support services. The lease expires in April 2014. We also lease a 144,000 square foot distribution center in Benicia, California. The lease expires in April 2013. In fiscal 2004, we acquired a 50,000 square foot design studio and production facility in Los Angeles, California that houses our design, merchandising and production activities. In December 2008, we acquired two condominium units in Los Angeles, California for use as short-term executive accommodations with a total approximate square footage of 3,400.

ITEM 3.	LEGAL PROCEEDINGS

As of the date of this filing, we are involved in ongoing legal proceedings as described below.

A former employee sued us in a complaint filed July 27, 2006 in the Superior Court of California, San Mateo County (case No. CIV 456550) alleging a failure to pay all wages, failure to pay overtime wages, failure to pay minimum wages, failure to provide meal periods, violation of Labor Code §450, violation of Labor Code §2802 and California Code of Regulations §11040(9)(A), statutory wage violations (late payment of wages), unlawful business practices under Business and Professions Code §16720 and §17200, conversion of wages and violation of Civil Code §52.1. The plaintiff purports to bring the action also on behalf of current and former California bebe employees who are similarly situated. The lawsuit seeks compensatory, statutory, punitive, restitution and injunctive relief. The Court will hold a class certification hearing during the Company’s second quarter.

A former employee sued us in a complaint filed a second amended complaint on or about September 7, 2010 in the Superior Court of California, Los Angeles County (Case No. BC429140 ) alleging the company failed to provide timely payments of commission payments, failed to provide adequate disclosure of its commission policy and wrongfully withheld commission payments. The plaintiff purports to bring the action also on behalf of current and former California bebe employees who are similarly situation. The lawsuit seeks compensatory, statutory, punitive, restitution and injunctive relief. The Court tentatively set February 2012 as the date to try the individual plaintiff’s claims. Named plaintiff has not yet made any attempt to certify a class in this matter.

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

No matters were submitted to a vote of our shareholders during the fourth quarter of fiscal 2011.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on the Nasdaq National Market under the symbol “BEBE.” The following table sets forth the high and low sales prices of our common stock for each quarterly period within the two years ended July 2, 2011, as reported by Nasdaq:

	High	Low
Fiscal 2010
First Quarter	$8.65	$5.69
Second Quarter	7.50	5.30
Third Quarter	9.66	5.92
Fourth Quarter	10.05	6.10

Fiscal 2011
First Quarter	$7.32	$5.36
Second Quarter	7.16	5.91
Third Quarter	6.14	5.41
Fourth Quarter	7.10	5.77

In October 2008, our board of directors authorized a program to repurchase up to $30 million of our common stock. We intend, from time to time, as business conditions warrant, to purchase stock in the open market or through private transactions. Purchases may be increased, decreased or discontinued at any time without prior notice. The plan does not obligate us to purchase any specific number of shares and may be suspended at any time at management’s discretion. In fiscal 2011 we repurchased approximately 2.1 million shares at an average price per share of $5.84. As of August 31, 2010 we have completed the maximum amount of repurchases approved under the plan.

As of August 31, 2011, the number of holders of record of our common stock was 73 and the number of beneficial holders of our common stock was approximately 6,300.

Declaration and payment of dividends is within the sole discretion of our board of directors, subject to limitations imposed by California law and compliance with our credit agreement and will depend on our earnings, capital requirements, financial condition and such other factors as the board of directors deems relevant. During the first three quarters of fiscal 2010, we declared quarterly dividends of $0.025 each per common share. In the fourth quarter of fiscal 2010 we declared a dividend of $1.00 per common share. During the last three quarters of fiscal 2011, we declared quarterly dividends of $0.025 each per common share.

Stock Performance Graph

The graph below compares the percentage changes in our cumulative total shareholder return on our common stock for the five-year period ended July 2, 2011, with (i) the cumulative total return of the S & P 500 Index (“S & P 500”) and (ii) the S & P Apparel, Accessories & Luxury Goods Index. The total shareholder return for our common stock assumes quarterly reinvestment of dividends.

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

	Fiscal Year Ended (number of weeks)
	July 2, 2011 (52)	July 3, 2010 (52)	July 4, 2009 (52)	July 5, 2008 (52)	July 7, 2007 (53)
	(Dollars in thousands, except per share data)
Operating Results:
Net sales	$493,274	$479,911	$551,592	$628,737	$617,104
Cost of sales, including production and occupancy	301,464	286,014	325,882	348,873	319,434

Gross margin	191,810	193,897	225,710	279,864	297,670

Selling, general and administrative expenses(1)	185,921	183,217	206,225	198,258	196,874

Operating income	5,889	10,680	19,485	81,606	100,796
Interest and other income, net	852	3,159	6,674	16,396	13,120

Income from continuing operations before income taxes	6,741	13,839	26,159	98,002	113,916
Provision for income taxes	2,685	5,803	7,711	33,557	39,359

Income from continuing operations, net of tax	4,056	8,036	18,448	64,445	74,557
Income (loss) from discontinued operations, net of tax	(5,835)	(13,201)	(5,813)	(1,365)	2,721

Net income (loss)	$(1,779)	$(5,165)	$12,635	$63,080	$77,278

Basic per share amounts:
Income from continuing operations, net of tax	$0.05	$0.09	$0.21	$0.72	$0.80
Income (loss) from discontinued operations, net of tax	(0.07)	(0.15)	(0.07)	(0.02)	0.03

Net income (loss)	$(0.02)	$(0.06)	$0.14	$0.70	$0.83

Diluted per share amounts:
Income from continuing operations, net of tax	$0.05	$0.09	$0.21	$0.71	$0.79
Income (loss) from discontinued operations, net of tax	(0.07)	(0.15)	(0.07)	(0.02)	0.02

Net income (loss)	$(0.02)	$(0.06)	$0.14	$0.69	$0.81

Basic weighted average shares outstanding	84,225	86,408	87,949	89,783	92,810
Diluted weighted average shares outstanding	84,322	86,550	88,179	91,089	94,973
Statistics:
Number of stores:
Opened during period	10	8	13	35	36
Closed during the period	55	19	8	5	5
Open at end of period	252	297	308	303	273
Net sales per average store(2)	$1,777	$1,580	$1,880	$2,344	$2,417
Comparable store sales increase (decrease)(3)	0.4	(17.1)%	(20.9)%	(7.6)%	2.9%

	As of
	July 2, 2011	July 3, 2010	July 4, 2009	July 5, 2008	July 7, 2007
	(Dollars in thousands, except per share data)
Balance Sheet Data:
Working capital	$204,697	$178,479	$234,184	$137,381	$403,612
Total assets	441,122	551,893	571,455	597,763	607,028
Long-term debt, including current portion	—	—	—	—	260
Shareholders’ equity	356,253	369,055	459,495	485,885	504,590
Dividends declared per common share	$0.08	$1.08	$0.20	$0.20	$0.20

(1)	Includes impairment charges for store assets of $1.5 million, $1.3 million, $3.4 million, $0 million and $0 million in fiscal 2011, 2010, 2009, 2008 and 2007, respectively.
(2)	Based on the sum of average monthly sales for the period.
(3)	Comparable store sales are calculated by including the net sales of stores that have been open at least one year. Therefore, a store is included in the comparable store sales base beginning with its thirteenth month. Stores that have been expanded or remodeled by 15 percent or more or have been permanently relocated are excluded from the comparable store sales base. In addition, comparable store sales are calculated using a same day sales comparison. On-line and international licensee store sales are not included in the comparable store sales calculation. Beginning in fiscal 2012, we will report comparable store sales results inclusive of our on-line store. We believe that given the similar nature and process of inventory planning, allocation and return policy for the on-line store and all other retail stores, the inclusion of the on-line store is a more meaningful way of reporting our comparable store sales results. In addition, we have been implementing cross-channel marketing initiatives, which benefit all retail sales, including our on-line store. For fiscal 2011 and 2010, the impact of our comparable store sales, inclusive of on-line sales, would have been an increase of 0.2% and 0.6%, respectively.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Consolidated Financial Statements and related Notes included elsewhere in this report. The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward looking statements, which involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under “Risks Factors” under Item 1A of this report.

Overview

We design, develop and produce a distinctive line of contemporary women’s apparel and accessories under the bebe, BEBE SPORT, bbsp and 2b bebe brand names. We operate stores in the United States, Puerto Rico, Virgin Islands, Japan and Canada. In addition we have an on-line store at www.bebe.com that ships to customers in the United States, Canada, Puerto Rico, the U.S. Protectorates and internationally via our third party provider, International Checkout. We also have international stores operated by licensees in South East Asia, United Arab Emirates, Israel, Russia, Mexico and Turkey. Our distinctive product offering includes a full range of separates, tops, dresses, active wear and accessories in the following lifestyle categories: career, evening, casual and active. We design and develop the majority of our merchandise in-house, which is manufactured to our specifications. The remainder is sourced directly from third-party manufacturers.

Fiscal 2011 financial highlights include the following:

•

Net sales from continuing operations for fiscal 2011 were $493.3 million, up 2.8% from $479.9 million for fiscal 2010. Comparable store sales for fiscal 2011 increased 0.4% compared to a decrease of 17.1% in the previous fiscal year.

•	Gross margin from continuing operations for fiscal 2011 was 38.9% compared to 40.4% for fiscal 2010.

•	Selling, general and administrative expenses from continuing operations for the 2011 fiscal year were $185.9 million, up 1.5% from $183.2 million for fiscal 2010.

•

Net income from continuing operations for the fiscal year ended July 2, 2011 was $4.1 million, or $0.05 per share on a diluted basis, compared to net income of $8.0 million, or $0.09 per share on a diluted basis in the prior year.

•

In fiscal 2011, cash decreased by $99.5 million, down from an increase of $103.3 million for fiscal 2010, primarily as a result of our special $1 dividend declared in fiscal 2010 and paid out in fiscal 2011 and stock repurchases made during the fiscal year.

Critical Accounting Policies

Management’s Discussion and Analysis of Financial Condition and Results of Operations are based upon our consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America.

The preparation of these financial statements requires the appropriate application of certain accounting policies, many of which require us to make estimates and assumptions about future events and their impact on amounts reported in our financial statements and related notes. Since future events and their impact cannot be determined with certainty, the actual results will inevitably differ from our estimates. Such differences could be material to the financial statements. We believe our application of accounting policies, and the estimates inherently required therein, are reasonable. These accounting policies and estimates are constantly reevaluated, and adjustments are made when facts and circumstances dictate a change. Our accounting policies are more fully described in Note 1 to our consolidated financial statements included in this report.

We have identified certain critical accounting policies, which are described below.

Revenue recognition. We recognize revenue at the time the products are received by the customers. Revenue is recognized for store sales at the point at which the customer receives and pays for the merchandise at the register. For on-line sales, we recognize revenue at the time we estimate the customer receives the product. We estimate and defer revenue and the related product costs for shipments that are in transit to the customer. Customers typically receive goods within one week of shipment. We reflect amounts related to shipping billed to customers in net sales and the related costs in cost of goods sold. Retail sales are recorded net of sales tax collected from customers at the time of the transaction.

We record a reserve for estimated product returns based on historical return trends. If actual returns are greater than those projected, we may record additional sales returns in the future. We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to calculate our sales return reserve. However, if the actual rate of sales returns increases significantly, our operating results could be adversely affected.

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

Gift certificates sold are recorded as a liability and sales revenue is recognized when the gift certificate is redeemed. Similarly, customers may receive a store credit in exchange for returned goods.

We carry store credits as a liability until redeemed. We recognize unredeemed store credits and gift certificates as other income three and four years, respectively, after issuance, which is when management deems redemptions to be remote. In addition, we sell gift cards with no expiration dates to customers in our retail store locations, through our online stores, and through third parties. We recognize sales revenue from gift cards when they are redeemed by the customer. In addition, we recognize income on unredeemed gift cards when we can determine that the likelihood of the gift card being redeemed is remote and there is no legal obligation to remit the unredeemed gift cards to relevant jurisdictions (gift card breakage). We determine gift card breakage income based on historical redemption patterns. We accumulated sufficient historical data to determine elapsed time for recording breakage income during the second quarter of fiscal 2010, which we estimate is four years. Gift card breakage is included as other income within selling, general and administrative expenses. We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to calculate our breakage income. However, if the actual rate of redemption for gift certificates, store credits, and gift cards increases significantly, our operating results could be adversely affected.

We record royalty revenue from product licensees as the greater of the minimum amount guaranteed in the contract or amount sold.

We recognize wholesale licensee revenue from sale of product to international licensee operated bebe stores at the time we estimate the licensee receives shipment. We exclude these stores from comparable store sales.

Stock Based Compensation We recognize stock-based awards to employees as compensation expense, based on the calculated fair value on the date of grant. We determine the fair value using the Black-Scholes option pricing model. This model requires subjective assumptions, which are affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include our expected stock price volatility over the term of the awards, actual and projected employee exercise behaviors, risk-free interest rate and expected dividends. As the stock-based compensation expense recognized on the consolidated statements of operations for fiscal 2011, 2010 and 2009 is based on awards ultimately expected to vest, such amount has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We estimate forfeitures based on our historical experience over the last ten years.

Inventories. We state inventories at the lower of weighted average cost or market. We determine market based on the estimated net realizable value, which is generally the merchandise selling price. To ensure that our raw material is properly valued, we age the fabric inventory and record a reserve in accordance with our established policy, which is based on historical experience. To ensure our finished goods inventory is properly valued, we review the age and turnover of our inventory and record an adjustment if the selling price is estimated to be marked down below cost. These assumptions can have an impact on current and future operating results and financial position. We estimate and record shrinkage for the period between the last physical count and balance sheet date based on historic shrinkage trends.

Investments. We hold a variety of interest bearing auction rate securities (“ARS”) consisting of federally insured student loan backed securities and insured municipal authority bonds. As of July 2, 2011, our ARS portfolio totaled approximately $65.0 million, net of a temporary impairment charge of $10.0 million, classified as available for sale securities. These ARS investments are intended to provide liquidity via an auction process that resets the applicable interest rate at predetermined calendar intervals, allowing investors to either roll over their holdings or gain immediate liquidity by selling such interests at par. The uncertainties in the credit markets that began in February 2008 have affected our holdings in ARS investments and auctions for our investments in these securities have failed to settle on their respective settlement dates. Historically the fair value of ARS investments had approximated par value due to the frequent resets through the auction process. While we continue to earn interest on our ARS investments at the maximum contractual rate, these investments are not currently trading and therefore do not currently have a readily determinable market value. Accordingly, the estimated fair value of ARS no longer approximates par value. Consequently, the investments are not currently liquid, and we will not be able to access these funds until a future auction of these investments is successful, the issuer redeems the securities, or at maturity. Maturity dates for these ARS range from 2016 to 2044 with principal distributions occurring on certain securities prior to maturity.

We also hold short-term available for sale securities totaling $96.4 million at July 2, 2011 that consist of treasury bills and certificates of deposit.

We review our investments for impairment in accordance with guidance issued by the FASB and SEC in order to determine the classification of the impairment as “temporary” or “other-than-temporary”. A temporary impairment charge results in an unrealized loss being recorded in the other comprehensive income component of shareholders’ equity. Such an unrealized loss does not affect net income for the applicable accounting period. An other-than-temporary impairment charge is recorded as a loss in the consolidated statement of operations and reduces net income for the applicable accounting period. When evaluating the investments for other-than-temporary impairment, we estimate the expected cash flows of the underlying collateral by reviewing factors such as the length of time and extent to which the fair value has been below cost basis, the financial condition of the issuer and any changes thereto, and our intent to sell, or whether it is more likely than not it will be required to sell, the investment before recovery of the investment’s unamortized cost basis.

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

Impairment of long-lived assets. We review long-lived assets for impairment whenever events or changes in circumstances, such as planned or actual store closures or poor performing stores, indicate that the carrying value of an asset may not be recoverable. Assets are grouped and evaluated for impairment at the lowest level of which there are identifiable cash flows, which is generally at a store level. Store assets are reviewed using factors including, but not limited to, the Company’s future operating plans and projected cash flows. The determination of whether impairment has occurred is based on an estimate of undiscounted future cash flows directly related to that store, compared to the carrying value of the assets. If the sum of the undiscounted future cash flows of a store does not exceed the carrying value of the assets, full or partial impairment may exist. For impaired assets, we recognize a loss equal to the difference between the net book value of the asset and its estimated fair value. Fair value is based upon discounted future cash flows of the asset using a discount rate commensurate with the risk. In addition, at the time a decision is made to close a store, we record an impairment charge, if appropriate, or accelerate depreciation over the revised useful life of the asset. During fiscal 2011, we recorded a $1.5 million charge for the impairment of store assets. We recorded an $8.0 million impairment charge in fiscal 2010, of which $6.7 million related to our discontinued operations, and an impairment charge of $7.3 million during fiscal 2009, of which $3.9 million related to our discontinued operations. We believe at this time that the long-lived assets’ carrying values and useful lives continue to be appropriate; however significant changes from our current future forecasts could result in additional impairment charges.

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

Recent Accounting Pronouncements

Fair Value

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-06 to amend and clarify existing guidance related to fair value measurements and disclosures. This guidance adds new requirements for disclosures related to transfers into and out of level 1 and level 2 and requires separate disclosure of purchases, sales, issuances and settlements related to level 3 measurements. It also clarifies guidance around disaggregation and disclosures of inputs and valuation techniques used to measure fair value. Our adoption of the provisions of this standard, on July 4, 2010 has not had a material impact on our consolidated financial position, statements of operations or cash flows.

Other Comprehensive Income

In June 2011, the FASB issued ASU 2011-05, which requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income and the total of comprehensive income. For public entities, the amendments in ASU 2011-05 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, and are to be applied retrospectively, with early adoption permitted. We are currently evaluating the impact of ASU 2011-05 on our financial statement presentation of comprehensive income.

Results of Operations

Our fiscal year ends on the first Saturday after June 30. Fiscal 2011, 2010 and 2009 each included 52 weeks.

The following table sets forth certain financial data as a percentage of net sales for the periods indicated:

	Fiscal Year Ended
	July 2, 2011	July 3, 2010	July 4, 2009
Statement of Operating Data:
Net sales	100.0%	100.0%	100.0%

Cost of sales, including production and occupancy(1)	61.1	59.6	59.1

Gross margin	38.9	40.4	40.9
Selling, general and administrative expenses(2)	37.7	38.2	37.4

Operating income	1.2	2.2	3.5
Interest and other income, net	0.2	0.7	1.2

Income from continuing operations before income taxes	1.4	2.9	4.7
Provision for income taxes	0.6	1.2	1.4

Income from continuing operations, net of tax	0.8	1.7	3.3
Loss from discontinued operations, net of tax	(1.2)	(2.8)	(1.0)

Net income (loss)	(0.4)%	(1.1)%	2.3%

(1)	Cost of sales includes the cost of merchandise, occupancy costs and production costs.
(2)	Selling, general and administrative expenses primarily consist of non-occupancy store costs, corporate overhead and advertising costs.

Fiscal Years Ended July 2, 2011 and July 3, 2010

Net Sales. Net sales from continuing operations increased to $493.3 million during the fiscal year ended July 2, 2011 from $480.0 million in fiscal 2010, an increase of $13.3 million, or 2.8%. The increase in net sales was primarily attributable to a 0.4% increase in comparable store sales resulting primarily from increased conversion in stores as well as an increase in wholesale sales of $6.2 million, or 25.5%.

Gross Margin. Gross margin from continuing operations decreased to $191.8 million for the fiscal year ended July 2, 2011 from $193.4 million in fiscal 2010, a decrease of $1.6 million, or 0.8%. As a percentage of net sales, gross margin of 38.9% was lower than the prior year at 40.4% primarily due to a decrease in initial markup, caused by change in product mix and higher production costs, partially offset by lower markdown activity.

Selling, General and Administrative Expenses. Selling, general and administrative expenses from continuing operations, which primarily consist of non-occupancy store costs, corporate overhead and advertising costs, increased to $185.9 million during fiscal 2011 from $183.2 million in fiscal 20010, an increase of $2.7 million, or 1.5%. This increase in dollars was primarily a result of $2.1 million of settlement costs recorded during the year. Prior year adjustments included $3.0 million related to stock-based compensation offset by other credits, including the initial recognition of gift card breakage income. As a percentage of net sales, these expenses decreased to 37.7% during fiscal 2011 from 38.2% in fiscal 2010. This decrease as a percentage of net sales was primarily due to leveraging of store depreciation expense and other fixed costs.

Interest and Other Income, Net. We generated $0.9 million of interest and other income, net of other expenses, during fiscal 2011 as compared to $3.2 million in fiscal 2010. The decrease in interest and other income resulted from a one-time settlement of our UBS auction rate securities in the prior year as well as investments in lower-yielding tax-exempt investments and money market funds.

Provision for Income Taxes. Our effective tax rate from continuing operations was 39.8% for fiscal 2011 as compared to 41.9% for fiscal 2010. The overall decrease in the effective tax rate was attributable to the release of tax reserves and reduction in foreign income tax.

Discontinued Operations. In the fourth quarter of fiscal 2010, we decided to discontinue operations of the PH8 division, allowing us to focus our efforts on improving bebe sales and profitability, expanding internationally and continuing to develop our 2b bebe business. We closed 24 PH8 stores in the first fiscal quarter of 2011 and during the second fiscal quarter of 2011, closed the remaining 25 PH8 stores, converting one store to a 2b bebe. The results of the PH8 stores closed to date, net of income tax benefit, which consists of 49, 62 and 63 stores for the fiscal years ended July 2, 2011, July 3, 2010 and July 4, 2009, respectively, have been presented as a discontinued operation in the accompanying consolidated statements of operations for all periods presented and are as follows:

	Fiscal Year Ended
	July 2, 2011	July 3, 2010	July 4, 2009
		(In thousands)
Net sales	$7,850	$29,056	$51,406
Cost of sales, including production and occupancy	13,368	25,046	33,923

Gross margin	(5,518)	4,010	17,483
Selling, general and administrative expenses	4,116	25,796	27,086

Loss from discontinued operations, before income tax benefit	(9,634)	(21,786)	(9,603)
Add: tax benefit	(3,799)	(8,585)	(3,790)

Loss from discontinued operations, net of tax benefit	$(5,835)	$(13,201)	$(5,813)

Fiscal Years Ended July 3, 2010 and July 4, 2009

Net Sales. Net sales from continuing operations decreased to $480.0 million during the fiscal year ended July 3, 2010 from $551.6 million in fiscal 2009, a decrease of $71.6 million, or 13.0%. The decrease in net sales was primarily attributable to a 17.1% decrease in comparable store sales resulting primarily from the lower traffic and conversion in stores, a reduced customer acceptance of the merchandise offering, and an 8.8% decrease in our on-line sales. These decreases were partially offset by an increase in wholesale sales of $5.5 million, or 28.4%.

Gross Margin. Gross margin from continuing operations decreased to $193.9 million for the fiscal year ended July 3, 2010 from $225.7 million in fiscal 2009, a decrease of $31.8 million, or 14.1%. As a percentage of net sales, gross margin of 40.4% was lower than the prior year at 40.9% primarily due to unfavorable occupancy leverage partially offset by lower markdown activity.

Selling, General and Administrative Expenses. Selling, general and administrative expenses from continuing operations, which primarily consist of non-occupancy store costs, corporate overhead and advertising costs, decreased to $183.2 million during fiscal 2010 from $206.2 million in fiscal 2009, a decrease of $23.0 million, or 11.1%. This decrease in dollars was a result of lower compensation and advertising expense, and gift card breakage income recorded for the first time beginning in the second quarter of fiscal 2010, offset by a $3.0 million non-cash stock based compensation adjustment primarily related to prior years that resulted from errors caused by flaws in third party software. We determined that the impact of this error is not material to the previously issued annual consolidated financial statements. We do not believe that the correction of this error is material to the consolidated financial statements for the year ended July 3, 2010. As a percentage of net sales, these expenses increased to 38.2% during fiscal 2010 from 37.4% in fiscal 2009. This increase as a percentage of net sales was primarily due to deleveraging of store depreciation expense and other fixed costs, fixed asset impairments and the costs associated with the previously mentioned adjustment related to stock based compensation.

Interest and Other Income, Net. We generated $3.2 million of interest and other income, net of other expenses, during fiscal 2010 as compared to $6.7 million in fiscal 2009. The decrease in interest and other income resulted from investments in lower-yielding tax-exempt investments and money market funds.

Provision for Income Taxes. Our effective tax rate was 41.9% for fiscal 2010 as compared to 29.5% for fiscal 2009. The increase in the overall effective tax rate is attributable to the reduction of tax exempt interest and increase in foreign income tax.

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

Liquidity and Capital Resources

Our working capital requirements vary widely throughout the year and generally peak during the first and second fiscal quarters. At July 2, 2011, we had approximately $256.5 million of cash, cash equivalents and investments on hand of which $95.2 were cash and equivalents, approximately $65.0 million, net of impairment charges of $10.0 million, were auction rate securities (“ARS”), approximately $81.9 million were Treasury Bills and approximately $14.5 million were certificates of deposit. We do not anticipate the lack of liquidity in the ARS to impact our ability to fund our operations in the foreseeable future and believe we have sufficient cash and equivalents to fund ongoing operations. In addition, we have a revolving line of credit under which we may borrow or issue letters of credit up to a combined total of $25 million. As of July 2, 2011, there were no cash borrowings outstanding under the line of credit, and letters of credit outstanding totaled $0.2 million as well as $3.0 million of an outstanding stand-by letter of credit. To date, no beneficiary has drawn upon the stand-by letter of credit. As of July 2, 2011, we were in compliance with all covenants.

At July 2, 2011, we had cash and cash equivalents of $95.2 million held in accounts managed by third-party financial institutions consisting of invested cash and cash in our operating accounts. The invested cash is invested in interest bearing funds managed by third-party financial institutions. These funds invest in direct obligations of the government of the United States. To date, we have experienced no loss or lack of access to our invested cash or equivalents; however, we can provide no assurances that access to our invested cash and equivalents will not be impacted by adverse conditions in the financial markets.

We hold our operating and invested cash in accounts that are with third-party financial institutions. The balances in these accounts exceed the Federal Deposit Insurance Corporation insurance limits. While we monitor daily the cash balances in our operating accounts and adjust the cash balances as appropriate, these cash balances could be impacted if the underlying financial institutions fail or could be subject to other adverse conditions in the financial markets. To date, we have experienced no loss or lack of access to invested cash or cash in our operating accounts.

Net cash provided by operating activities in fiscal 2011, 2010 and 2009 was $21.9 million, $37.6 million and $40.6 million, respectively. There were significant decreased changes in working capital of $12.3 million from fiscal 2010 to fiscal 2011 primarily related to a smaller increase in prepaid and other as a result of an income tax refund received in the prior fiscal year, settlement of our income tax payable as well as our ability to maintain the lower inventory levels that were implemented in the prior fiscal year. The change from fiscal 2009 to 2010 was a result of decreased changes in net income of $17.8 million which were offset by changes in working capital of $22.1 million over the prior fiscal year primarily related to an income tax refund received and a reduction in our inventory levels.

Net cash used by investing activities was $17.9 million versus net cash provided by investing activities of $77.1 million and net cash used by investing activities of $43.7 million in fiscal 2011, 2010 and 2009, respectively. The decrease in cash used by investing activities in 2011 was primarily a result of a decrease in net proceeds of marketable equity securities of $91.6 million primarily as a result of our UBS settlement at par in the prior fiscal year partially offset by increased purchases of marketable securities of $2.9 million and the purchase of the bebe trademark in China for $0.9 million in fiscal 2011. The change from fiscal 2009 to 2010 was primarily a result of an increase in net proceeds of marketable equity securities of $199.0 million primarily as a result of our UBS settlement at par, and a decrease in the purchase of property, plant and equipment of $15.2 million partially offset by increased purchases of marketable securities of $93.4 million.

Capital expenditures of $13.8 million cash, plus a net change in the accrual of $1.1 million, in fiscal 2011 primarily included $5.1 million related to the opening of new stores, $3.8 million related to the relocation and expansion of existing stores and $3.9 million related to investments in management information systems. Capital expenditures of $14.2 million in fiscal 2010 primarily consisted of $6.1 million related to the opening of new stores, $2.1 million related to the relocation and expansion of existing stores and $4.7 million related to investments in management information systems.

We opened 10, 8 and 13 new stores in fiscal 2011, 2010 and 2009, respectively, and we expect to open 11 stores in fiscal 2012. In fiscal 2012, we expect capital expenditures of approximately $25.0 million, of which approximately $14.0 million will be for new stores and relocation and expansion of existing stores and approximately $7.0 million will be for investments in information systems and other capital expenditures.

During fiscal 2011, the average bebe and 2b bebe new store construction costs before tenant allowances were $725,000 and the average gross inventory investment per store was $127,000.

Net cash used by financing activities was $104.5 million in fiscal 2011 compared to net cash used by financing activities of $14.7 million in fiscal 2010. The increase in cash used by financing activities of $89.8 million was primarily a result of the payout of the special $1 per share dividend declared in the fourth quarter of fiscal 2010 as well an increase in our stock repurchases of $8.2 million over the prior fiscal year. Net cash used by financing activities was $14.7 million in fiscal 2010 compared to net cash provided by financing activities of $29.3 million in fiscal 2009. This decrease in cash used by financing activities was primarily a result of a reduction of share repurchase costs of $9.1 million from fiscal 2009 and a $6.5 million reduction in cash dividends paid from the prior fiscal year.

We hold a variety of interest bearing ARS consisting of federally insured student loan backed securities and insured municipal authority bonds. As of July 2, 2011, our ARS portfolio totaled approximately $65.0 million, net of a temporary impairment charge of $10.0 million, classified as available for sale securities. These ARS investments are intended to provide liquidity via an auction process that resets the applicable interest rate at predetermined calendar intervals, allowing investors to either roll over their holdings or gain immediate liquidity by selling such interests at par. The uncertainties in the credit markets that began in February 2008 have affected our holdings in ARS investments and auctions for our investments in these securities have failed to settle on their respective settlement dates. Historically the fair value of ARS investments had approximated par value due to the frequent resets through the auction process. While we continue to earn interest on our ARS investments at the maximum contractual rate, these investments are not currently trading and therefore do not currently have a readily determinable market value. Accordingly, the estimated fair value of ARS no longer approximates par value. Consequently, the investments are not currently liquid, and we will not be able to access these funds until a future auction of these investments is successful, the issuer redeems the securities, or at maturity. Maturity dates for these ARS investments range from 2016 to 2044 with principal distributions occurring on certain securities prior to maturity.

We also hold short-term available for sale securities totaling $96.4 million at July 2, 2011 that consist of treasury bills and certificates of deposit.

In October 2008, our board of directors authorized a program to repurchase up to $30.0 million of our common stock. We may, from time to time, as business conditions warrant, purchase stock in the open market or through private transactions. Purchases may be increased, decreased or discontinued at any time without prior notice. The plan does not obligate us to repurchase any specific number of shares and may be suspended at any time at management’s discretion. During fiscal 2011, we repurchased 2,137,000 shares at an average price per share of $5.84 for an aggregate purchase price of approximately $12.5 million. We have repurchased the full authorization of $30 million of shares, but may repurchase additional shares in the future.

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

Summary Disclosures about Contractual Obligations and Commitments:

The following tables summarize our significant contractual obligations and commercial commitments as of July 2, 2011 (in thousands):

	Amount of commitment expiration period
	Total	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years
Operating leases	$378,299	$57,056	$104,192	$91,167	$125,884

Trade letters of credit	172	172	—	—	—
Unconditional purchase obligations(1)	74,548	71,785	2,763	—	—

Total contractual obligations and commitments(2)	$453,019	$129,013	$106,955	$91,167	$125,884

(1)	Unconditional purchase obligations are defined as agreements to purchase goods or services that are enforceable and legally binding on us and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Included in the purchase obligations category above are commitments for inventory purchases, capital expenditures, information technology and professional services. Most arrangements are cancelable without a significant penalty and with short notice, usually 30 to 90 days. We excluded amounts reflected on the consolidated balance sheet as accounts payable and accrued liabilities from the table above.
(2)	The table above does not include liabilities related to unrecognized tax benefits. As we are unable to reasonably predict the timing of settlement of such liabilities, the table does not include $2.1 million of income tax, interest and penalties relating to unrecognized tax benefits that are recorded as noncurrent liabilities within our consolidated balance sheet as of July 2, 2011.

Inflation

We do not believe that inflation has had a material effect on the results of operations in the recent past. However, we cannot assure that our business will not be affected by inflation in the future. For example, cotton prices have risen substantially since the beginning of fiscal 2011, should this rise continue in fiscal 2012, there will be pressure on our average unit costs and our gross margins will continue to be impacted.

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

All highly liquid investments with a maturity of three months or less at the date of purchase are considered to be cash equivalents. Investments are considered short-term available for sale securities if the original maturity is between three months and twelve months, or long-term investments if the original maturity is greater than twelve months. Historically the fair value of ARS investments had approximated par value due to the frequent resets through the auction process. While we continue to earn interest on our ARS investments at the maximum contractual rate, these investments are not currently trading and therefore do not currently have a readily determinable market value. Accordingly, the estimated fair value of ARS no longer approximates par value. We determined the estimated fair value of our investment in ARS as of July 2, 2011 using a discounted cash flow model to estimate the fair value of our investments in ARS. The assumptions used in preparing the discounted cash flow model include estimates for interest rates, timing and amount of cash flows and expected holding periods of the ARS. We have modified our investment strategy and increased our investments in more liquid money market investments.

The following table lists our cash equivalents, short-term marketable securities and long-term marketable securities at July 2, 2011:

Fair Value
(Dollars in thousands)
Cash equivalents	$55,102
Weighted average interest rate	0.22%
Short-term available for sale securities	$96,371
Weighted average interest rate	0.32%
Long-term available for sale securities	$64,964
Weighted average interest rate	0.16%
Total	$216,437

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (“the Exchange Act”) as of the end of the period covered by this report (July 2, 2011). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of the evaluation date, our disclosure controls and procedures are effective at a reasonable level of assurance to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely discussions regarding required disclosure.

Internal Control over Financial Reporting

Management’s report on our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) in the Exchange Act), and the related report of our independent registered public accounting firm, are included on pages F-2 and F-3 of this Annual Report on Form 10-K, under the headings, “Management’s Annual Report on Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm,” and are incorporated herein by reference.

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

Information with respect to our directors required by Item 401 of Regulation S-K is incorporated by reference from “Proposal No. 1 Election of Directors” in our definitive Proxy Statement to be filed with the SEC not later than 120 days after the end of our fiscal year.

Information with respect to compliance with Section 16(a) of the Exchange Act required by Item 405 of Regulation S-K is incorporated by reference from “Section 16(A) Beneficial Ownership Reporting Compliance” in our definitive Proxy Statement to be filed with the SEC not later than 120 days after the end of our fiscal year.

Information with respect to our code of ethics required by Item 406 of Regulation S-K is incorporated by reference from “Committee Charters and Other Corporate Governance Materials” in our definitive Proxy Statement to be filed with the SEC not later than 120 days after the end of our fiscal year.

Information with respect to our corporate governance required by Item 407(c)(3), (d)(4) and (d)(5) of Regulation S-K is incorporated by reference from “Corporate Governance Matters” in our definitive Proxy Statement to be filed with the SEC no later than 120 days after the end of our fiscal year.

ITEM 11.	EXECUTIVE COMPENSATION

Information with respect to executive compensation required by Item 402 of Regulation S-K is incorporated by reference from “Executive Compensation and Other Matters” in our definitive Proxy Statement to be filed with the SEC not later than 120 days after the end of our fiscal year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information with respect to security ownership of beneficial owners and related stockholder matters required by Item 201(d) and Item 403 of Regulation S-K is incorporated by reference “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management” in our definitive Proxy Statement to be filed with the SEC not later than 120 days after the end of our fiscal year.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information with respect to certain relationships and related transactions required by Item 404 of Regulation S-K is incorporated by reference from “Certain Relationships and Related Transactions” in our definitive Proxy Statement to be filed with the SEC not later than 120 days after the end of our fiscal year.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by Item 9(e) of Schedule 14A is incorporated by reference from “Ratification and Appointment of Independent Registered Public Accounting Firm” in our definitive Proxy Statement to be filed with the SEC not later than 120 days after the end of our fiscal year.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)1. The financial statements listed in the “Index to Consolidated Financial Statements” at page F-1 are filed as a part of this report.

2. Financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3. Exhibits included or incorporated herein: See Index to Exhibits.

(b) Exhibits

EXHIBIT NUMBER	DESCRIPTION OF DOCUMENT

3.1(h)	Amended and Restated Articles of Incorporation of Registrant.

3.2(f)	Amended and Restated Bylaws of Registrant.

4.1(a)	Specimen certificate representing the Common Stock (in standard printer form, not provided).

10.1(i)(*)	1997 Stock Plan.

10.2(a)(*)	1998 Stock Purchase Plan.

10.3(a)(*)	Form of Indemnification Agreement.

10.6(b)	Standard Industrial/Commercial-Tenant Lease-Net dated November 30, 1998 between Registrant and Far Western Land and Investment Company, Inc., (lease for additional building to house administrative departments in Brisbane, California).

10.8(c)	Form of Retail Store License Agreement between Registrant and [company].

10.9(d)	Amendment No. 1 to Lease Agreement (amendment to Standard Industrial/Commercial-Tenant Lease-Net dated November 30, 1998 between Registrant and Far Western Land and Investment Company, Inc.)

10.10(e)	Lease Agreement dated October 24, 2000, as amended, between Registrant and Lincoln PO Benicia Limited Partnership.

10.12(e)(*)	Form of Restricted Stock Units Agreement.

10.17(f)	Standard Offer, Agreement and Escrow Instructions for Purchase of Real Estate dated January 20, 2004 by and among bebe stores, inc. and 10345 Olympic LLC.

10.18(g)	Employment agreement between the Company and Emilia Fabricant.

10.19(h)(*)	Management Bonus Plan

10.21(k)(*)	bebe stores, inc. Form of Stock Option Agreement

10.22(l)(*)	bebe stores, inc. Form of Restricted Stock Unit Agreement

10.23(m)	Business Loan Agreement between Registrant and Wells Fargo

21.1	Subsidiaries of Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney (see signature page).

31.1	Section 302 Certification of Chief Executive Officer.

31.2	Section 302 Certification of Chief Financial Officer.

32.1	Section 906 Certification of Chief Executive Officer.

32.2	Section 906 Certification of Chief Financial Officer.

(a)	Incorporated by reference from exhibits of the same number in Registrant’s Registration Statement on Form S-1 (Reg. No. 333-50333), effective June 16, 1998.
(b)	Incorporated by reference from exhibits of the same number in Registrant’s Quarterly Report on Form 10-Q filed on February 16, 1999.
(c)	Incorporated by reference from exhibits of the same number in Registrant’s Annual Report on Form 10-K filed on September 28, 1999.
(d)	Incorporated by reference from exhibits of the same number in Registrant’s Annual Report on Form 10-K filed on September 28, 2000.
(e)	Incorporated by reference from exhibits of the same number in Registrant’s Annual Report on Form 10-K filed on September 29, 2003.
(f)	Incorporated by reference from exhibits of the same number in Registrant’s Annual Report on Form 10-K filed on September 13, 2004.
(g)	Incorporated by reference from exhibit of the same number in Registrant’s Current Report on Form 8-K filed on August 4, 2010.
(h)	Incorporated by reference from exhibit of the same number in Registrant’s Annual Report on Form 10-K filed on September 14, 2005
(i)	Incorporated by reference from exhibit 99.2 to Registrant’s Current Report on Form 8-K filed on November 23, 2005.
(k)	Incorporated by reference from exhibit 99.3 to Registrant’s Current Report on Form 8-K filed on November 23, 2005.
(l)	Incorporated by reference from exhibit 99.4 to Registrant’s Current Report on Form 8-K filed on November 23, 2005.
(m)	Incorporated by reference from exhibits 10.27 and 10.28 to Registrant’s Current Report on Form 8-K filed May 21, 2009.
(*)	Indicates management contracts or compensatory plans or arrangements required to be filed as exhibits to this report on Form 10-K.

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Brisbane, State of California, on the 15th day of September 2011.

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

Pursuant to the requirements of the Exchange Act, this Annual Report on Form 10-K has been signed by the following persons in the capacities and on the dates indicated:

Name	Title	Date

/S/ MANNY MASHOUF Manny Mashouf	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	September 15, 2011

/S/ WALTER PARKS Walter Parks	Chief Operating Officer and Chief Financial Officer (Principal Financial Officer)	September 15, 2011

/S/ LIYUAN WOO Liyuan Woo	Principal Accounting Officer and Vice President Corporate Controller	September 15, 2011

/S/ BARBARA BASS Barbara Bass	Director	September 15, 2011

/S/ CYNTHIA COHEN Cynthia Cohen	Director	September 15, 2011

/S/ CORRADO FEDERICO Corrado Federico	Director	September 15, 2011

/S/ CADEN WANG Caden Wang	Director	September 15, 2011

bebe stores, inc.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JULY 2, 2011, JULY 3, 2010, AND JULY 4, 2009:

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of bebe stores, inc. is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. With the participation of the Chief Executive Officer and the Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of July 2, 2011.

bebe stores, inc.’s independent auditor, Deloitte & Touche LLP, an independent registered public accounting firm, has issued an audit report on our internal control over financial reporting. This audit report appears on page F-3 of this annual report on Form 10-K.

September 15, 2011

/s/ MANNY MASHOUF
Manny Mashouf Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

/s/ WALTER PARKS
Walter Parks Chief Operating Officer and Chief Financial Officer (Principal Financial Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

bebe stores, inc.:

We have audited the accompanying consolidated balance sheets of bebe stores, inc. and subsidiaries (the “Company”) as of July 2, 2011 and July 3, 2010, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended July 2, 2011. We also have audited the Company’s internal control over financial reporting as of July 2, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Annual Report on Internal Control over Financial Reporting”. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of bebe stores, inc. and subsidiaries as of July 2, 2011 and July 3, 2010, and the results of their operations and their cash flows for each of the three years in the period ended July 2, 2011, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of July 2, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ DELOITTE & TOUCHE LLP

San Francisco, California

September 15, 2011

bebe stores, inc.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

	As of
	July 2, 2011	July 3, 2010
Assets:
Current assets:
Cash and equivalents	$95,177	$194,690
Available for sale securities	96,371	58,038
Receivables (net of allowance of $1,247 and $1,231)	5,222	5,674
Inventories, net	33,448	33,458
Deferred income taxes, net	4,930	6,551
Prepaid and other	14,207	16,465

Total current assets	249,355	314,876
Available for sale securities	64,964	95,564
Property and equipment, net	92,500	104,615
Deferred income taxes, net	29,440	31,660
Intangible asset	885	—
Other assets	3,978	5,178

Total assets	$441,122	$551,893

Liabilities and Shareholders’ Equity:
Current liabilities:
Accounts payable	$17,684	$22,257
Accrued liabilities	26,974	113,538
Income taxes payable	—	602

Total current liabilities	44,658	136,397
Deferred rent and other lease incentives	38,152	42,978
Uncertain tax positions	2,059	3,463

Total liabilities	84,869	182,838

Commitments and contingencies (Notes 6, 7 and 14)
Shareholders’ equity:
Preferred stock-authorized 1,000,000 shares at $0.001 par value per share; no shares issued and outstanding	—	—
Common stock-authorized 135,000,000 shares at $0.001 par value per share; issued and outstanding 84,096,558 and 86,116,596 shares	84	86
Additional paid-in capital	141,829	144,035
Accumulated other comprehensive loss	(5)	(6,476)
Retained earnings	214,345	231,410

Total shareholders’ equity	356,253	369,055

Total liabilities and shareholders’ equity	$441,122	$551,893

See accompanying notes to consolidated financial statements.

bebe stores, inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

	Fiscal Year Ended
	July 2, 2011	July 3, 2010	July 4, 2009
Net sales	$493,274	$479,911	$551,592
Cost of sales, including production and occupancy	301,464	286,014	325,882

Gross margin	191,810	193,897	225,710
Selling, general and administrative expenses	185,921	183,217	206,225

Operating income	5,889	10,680	19,485
Interest and other income, net	852	3,159	6,674

Income from continuing operations, before income taxes	6,741	13,839	26,159
Income tax provision	2,685	5,803	7,711

Income from continuing operations, net of tax	4,056	8,036	18,448
Loss from discontinued operations, net of tax	(5,835)	(13,201)	(5,813)

Net (loss)/income	$(1,779)	$(5,165)	$12,635

Basic per share amounts:
Income from continuing operations, net of tax	$0.05	$0.09	$0.21
Loss from discontinued operations, net of tax	(0.07)	(0.15)	(0.07)

Net (loss)/income	$(0.02)	$(0.06)	$0.14

Diluted per share amounts:
Income from continuing operations, net of tax	$0.05	$0.09	$0.21
Loss from discontinued operations, net of tax	(0.07)	(0.15)	(0.07)

Net (loss)/income	$(0.02)	$(0.06)	$0.14

Basic weighted average shares outstanding	84,225	86,408	87,949
Diluted weighted average shares outstanding	84,322	86,550	88,179

See accompanying notes to consolidated financial statements.

bebe stores, inc.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Amounts in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total	Comprehensive Income
	Number of Shares	Amount
Balances as of July 5, 2008	88,940	$89	$139,795	$(261)	$346,262	$485,885
Net income	—	—	—	—	12,635	12,635	$12,635
Unrealized loss on ARS	—	—	—	(9,038)	—	(9,038)	(9,038)
Foreign currency translation	—	—	—	(2,962)	—	(2,962)	(2,962)

Total comprehensive income							$635

Stock based compensation	—	—	5,351	—	—	5,351
Purchase of common stock	(2,388)	(2)	(3,842)	—	(9,484)	(13,328)
Common stock issued under stock plans including tax benefit	207	—	(1,867)	—	—	(1,867)
Cash dividends declared	—	—	—	—	(17,181)	(17,181)

Balances as of July 4, 2009	86,759	$87	$139,437	$(12,261)	$332,232	$459,495
Net loss	—	—	—	—	(5,165)	(5,165)	$(5,165)
Unrealized gain on ARS	—	—	—	3,777	—	3,777	3,777
Foreign currency translation	—	—	—	2,008	—	2,008	2,008

Total comprehensive income							$620

Stock based compensation	—	—	5,548	—	—	5,548
Purchase of common stock	(729)	(1)	(1,178)	—	(3,048)	(4,227)
Common stock issued under stock plans including tax benefit	87	—	228	—	—	228
Cash dividends declared	—	—	—	—	(92,609)	(92,609)

Balances as of July 3, 2010	86,117	$86	$144,035	$(6,476)	$231,410	$369,055
Net loss	—	—	—	—	(1,779)	(1,779)	$(1,779)
Unrealized gain on ARS	—	—	—	3,025	—	3,025	3,025
Foreign currency translation	—	—	—	3,446	(61)	3,385	3,385

Total comprehensive income							$4,631

Stock based compensation	—	—	2,722	—	—	2,722
Purchase of common stock	(2,137)	(2)	(3,574)	—	(8,896)	(12,472)
Common stock issued under stock plans including tax benefit	117	—	(1,354)	—	—	(1,354)
Cash dividends declared	—	—	—	—	(6,329)	(6,329)

Balances as of July 2, 2011	84,097	$84	$141,829	$(5)	$214,345	$356,253

See accompanying notes to consolidated financial statements.

bebe stores, inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Fiscal Year Ended
	July 2, 2011	July 3, 2010	July 4, 2009
Cash flows from operating activities:
Net income (loss)	$(1,779)	$(5,165)	$12,635

Adjustments to reconcile net income (loss) to cash provided by operating activities:
Non-cash compensation expense	2,706	5,548	5,351
Depreciation and amortization	22,072	26,318	26,861
Non-cash charge for asset impairment	1,463	7,979	7,254
Net loss (gain) on disposal of property	(178)	1,091	1,209
Loss (gain) on trading securities, including written put option	—	(582)	582
Deferred income taxes	2,035	(6,417)	(800)
Long term uncertain tax positions	(1,404)	243	(181)
Tax benefit from exercise of stock options and awards	175	117	332
Excess tax benefit from exercise of stock options and awards	(37)	(20)	(141)
Deferred rent	(467)	(1,167)	(13)
Changes in operating assets and liabilities:
Receivables	15	(1,283)	(232)
Inventories	136	5,846	3,426
Prepaid and other	3,352	14,678	(16,894)
Accounts payable	(4,137)	(4,366)	3,385
Income taxes payable	(602)	602	—
Accrued liabilities	(1,490)	(5,866)	(2,223)

Net cash provided by operating activities	21,860	37,556	40,551

Cash flows from investing activities:
Purchase of property and equipment	(13,838)	(14,190)	(29,418)
Purchase of intangible assets	(885)	—	—
Purchase of investments	(136,253)	(133,369)	(40,018)
Proceeds from sales and maturities of investments	133,078	224,677	25,700

Net cash provided by / (used by) investing activities	(17,898)	77,118	(43,736)

Cash flows from financing activities:
Proceeds from stock options exercised	406	361	1,179
Excess of tax benefit on stock options exercised	37	20	141
Cash dividends paid	(92,446)	(10,829)	(17,290)
Purchase of common stock	(12,472)	(4,227)	(13,328)
Other	—	—	(38)

Net cash used by financing activities	(104,475)	(14,675)	(29,336)

Net increase (decrease) in cash and equivalents	(100,513)	99,999	(32,521)
Effect of exchange rate changes on cash	1,000	3,301	567
Cash and equivalents:
Beginning of year	194,690	91,390	123,344

End of year	$95,177	$194,690	$91,390

Non-cash investing activities:
Change in fair value of available for sale securities—unrealized gain (loss)	$3,025	$3,777	$(9,038)
Accrued capital expenditures	$3,340	$2,248	$1,960
Non-cash financing activities:
Dividends payable	$—	$86,117	$4,338

Supplemental information:
Cash paid for interest	$327	$89	$32

Cash paid (received) for income taxes	$(2,525)	$(12,942)	$21,014

See accompanying notes to consolidated financial statements.

bebe stores, inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

Nature of the business—bebe stores, inc. (the “Company”) designs, develops and produces a distinctive line of contemporary women’s apparel and accessories, which it markets under the bebe, BEBE SPORT, bbsp and 2b bebe brand names. As of July 2, 2011, the Company operates 252 specialty retail stores located in 36 states, the District of Columbia, Puerto Rico, the U.S. Virgin Islands, Japan and Canada. In addition, the Company has 60 international stores operated by licencees and an on-line store at www.bebe.com.

The Company has one reportable segment and has three brands with product lines of a similar nature. Revenues of the Company’s international wholesale licensee retail operations represented approximately six percent of total revenues for fiscal year 2011 compared to approximately five percent in fiscal 2010 and approximately three percent in fiscal 2009.

Basis of financial statement presentation—The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America (GAAP).

Consolidation—The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany transactions and balances have been eliminated.

Fiscal year—The Company’s fiscal year ends on the first Saturday after June 30. Fiscal years 2011, 2010 and 2009 each have 52 weeks.

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

Foreign currency adjustments—The Company enters into a significant amount of purchase obligations outside of the United States, substantially all of which are negotiated and settled in U.S. Dollars. The Company also operates a subsidiary for which the functional currency is the Canadian dollar as well as a subsidiary for which the functional currency is the Japanese yen. Assets and liabilities of bebe’s foreign operations are translated into U.S. dollars at year-end rates, while income and expenses are translated at the weighted average exchange rates for the year. The related translation adjustments are recorded in accumulated other comprehensive income as a separate component of shareholders’ equity. Intercompany settlements are recorded in interest and other income, net at the weighted average exchange rate for the year.

Cash and equivalents—represent cash and short-term, highly liquid investments with original maturities of less than three months.

Investments—The Company holds treasury bills, certificates of deposit and a variety of interest bearing auction rate securities (“ARS”) consisting of federally insured student loan backed securities and insured municipal authority bonds. Except for ARS, we designate our investments as available for sale securities which are reported at fair value, with unrealized gains and losses recorded in accumulated other comprehensive income. As of July 2, 2011, the Company’s ARS portfolio totaled approximately $65.0 million, net of impairment, and is classified as available for sale securities. (See note 3 for further discussion of the Company’s investments.)

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

Inventories—are stated at the lower of weighted average cost or market. Cost includes certain indirect purchasing, merchandise handling and storage costs. In addition, the Company estimates and accrues shortage for the period between the last physical count and the balance sheet date.

Allowance for doubtful accounts—The changes in the allowance for doubtful accounts are summarized below (in thousands):

	Fiscal Year Ended
	July 2, 2011	July 3, 2010	July 4, 2009
Balance at beginning of year	$1,231	$1,277	$1,197
Charged to cost and expense	84	143	370
Write offs	(68)	(189)	(290)

Balance at end of year	$1,247	$1,231	$1,277

Property and equipment, net—are stated at cost. Depreciation and amortization on property and equipment is computed using the straight-line method over the following estimated useful lives.

Description	Term
Buildings	39.5 years
Leasehold improvements	10 years or term of lease, whichever is shorter
Furniture, fixtures, equipment and vehicles	5
Computer hardware and software	3

Impairment of long-lived assets—The Company regularly reviews the carrying value of its long-lived assets. Long-lived assets are reviewed whenever events or changes in circumstances indicate that the carrying amount of its assets might not be recoverable. Assets are grouped and evaluated for impairment at the lowest level of which there are identifiable cash flows, which is generally at a store level. Store assets are reviewed for impairment using factors including, but not limited to, the Company’s future operating plans and projected cash flows. The determination of whether impairment has occurred is based on an estimate of undiscounted future cash flows directly related to that store, compared to the carrying value of the assets. The Company recognizes full or partial impairment if the sum of the undiscounted future cash flows of a store does not exceed the carrying value of the assets. For impaired assets, the Company recognizes a loss equal to the difference between the net book value of the asset and its estimated fair value. Fair value is based on discounted future cash flows of the asset using a discount rate commensurate with the risk. In addition, at the time a decision is made to close a store, the Company records an impairment charge, if appropriate, or accelerates depreciation over the revised useful life of the asset.

Lease accounting—The Company leases retail stores and office space under operating leases. Costs associated with negotiating new store leases are capitalized in other assets and amortized over the lease term.

Many of the Company’s operating leases contain predetermined fixed increases of the minimum rental rate during the initial lease term. For these leases, the Company recognizes the related rental expense on a straight-

bebe stores, inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Summary of Significant Accounting Policies (Continued)

line basis over the lease term, commencing when possession of the property is taken from the landlord, which normally includes a construction period prior to the store opening. The Company records the difference between the recognized rent expense and the amounts paid as deferred rent.

The Company receives construction allowances from landlords, which are deferred and amortized on a straight-line basis over the lease term, including the construction period, as a reduction of rent expense. Construction allowances are recorded under deferred rent and other lease incentives on the balance sheet.

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

The Company records a reserve for estimated product returns based on estimated margin using historical return trends. If actual returns are greater than those projected, additional sales returns may be recorded in the future. The changes in the returns reserve are summarized below (in thousands):

	Fiscal Year Ended
	July 2, 2011	July 3, 2010	July 4, 2009
Balance at beginning of year	$821	$481	$1,405
Charged to cost and expense	15,208	14,655	19,212
Returns	(15,096)	(14,315)	(20,136)

Balance at end of year	$933	$821	$481

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

Gift certificates sold are recorded as a liability and revenue is recognized when the gift certificate is redeemed. Similarly, customers may receive a store credit in exchange for returned goods. Store credits are recorded as a liability until redeemed. Unredeemed store credits and gift certificates are recognized as other income within selling, general and administrative expenses three and four years, respectively, after issuance. In addition, the Company sells gift cards with no expiration dates to customers in its retail store locations, through its online stores, and through third parties. Income from gift cards is recognized when they are redeemed by the customer. In addition, the Company recognizes income on unredeemed gift cards when it can determine that the likelihood of the gift card being redeemed is remote and there is no legal obligation to remit the unredeemed gift cards to relevant jurisdictions (gift card breakage). The Company determines the gift card breakage income based on historical redemption patterns. The Company accumulated sufficient historical data to determine elapsed time for recording breakage income during the second quarter of fiscal 2010, which the Company estimates is four bebe stores, inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Summary of Significant Accounting Policies (Continued)

years. As a result, the Company recognized $1.1 million in income related to the initial recognition of gift card breakage income in fiscal 2010. Gift card breakage is included as other income within selling, general and administrative expenses.

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

Advertising costs—are charged to expense when the advertising takes place. Advertising costs were $ 22.9 million, $23.3 million and $25.2 million, respectively, during fiscal 2011, 2010 and 2009.

Income taxes—are accounted for using an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. The Company is subject to periodic audits by the Internal Revenue Service and other foreign, state and local taxing authorities. These audits may challenge certain of the Company’s tax positions such as the timing and amount of income and deductions and the allocation of taxable income to various tax jurisdictions. The Company evaluates its tax positions and establishes liabilities in accordance with applicable accounting guidance on uncertainty in income taxes. In estimating future tax consequences, all expected future events then known to management are considered other than changes in the tax law or rates.

Additional income tax information has been included in note 10 of the notes to the financial statements.

Self-insurance—The Company uses a combination of insurance and self-insurance for employee related health care benefits and workers compensation. The Company records self-insurance liabilities based on claims filed and an estimate of those claims incurred but not reported.

Stock-based compensation—Stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is the vesting period. The Company uses the Black-Scholes option pricing model to determine the fair value of stock options, restricted stock units and employee stock purchase plan shares. The determination of the fair value of stock-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of complex and subjective variables. These variables include the Company’s expected stock price volatility over the expected term of the awards, actual and projected employee exercise behaviors, risk-free interest rate and expected dividends. As the stock-based compensation expense recognized on the consolidated statements of operations for fiscal 2011, 2010 and 2009 is based on awards ultimately expected to vest, such amounts have been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on the Company’s historical experience over the last ten years.

Earnings per share—Basic earnings per share (EPS) is computed as net earnings divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through the exercise of outstanding dilutive stock options.

bebe stores, inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Summary of Significant Accounting Policies (Continued)

The following is a reconciliation of the number of shares used in the basic and diluted earnings per share computations:

	Fiscal Year Ended
	July 2, 2011	July 3, 2010	July 4, 2009
	(in thousands)
Basic weighted average number of shares outstanding	84,225	86,408	87,949
Incremental shares from assumed issuance of stock options	97	142	230

Diluted weighted average number of shares outstanding	84,322	86,550	88,179

The number of incremental shares from the assumed issuance of stock options is calculated by applying the treasury stock method.

Excluded from the computation of the number of diluted weighted average shares outstanding were anti-dilutive options to purchase 4.2 million, 4.5 million and 6.1 million shares for the fiscal years ended July 2, 2011, July 3, 2010 and July 4, 2009, respectively.

Comprehensive income—consists of net income and other comprehensive income (income, expenses, gains and losses that bypass the income statement and are reported directly as a separate component of equity). The Company’s comprehensive income equals net income (loss), unrealized gains (losses) on investments and foreign currency translation adjustments for all periods presented. Such components of comprehensive income are shown in the consolidated statements of shareholders’ equity.

Reclassification—certain amounts in the prior year statement of cash flows have been reclassified to conform to current year presentation.

Recent Accounting Pronouncements

Fair Value

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-06 to amend and clarify existing guidance related to fair value measurements and disclosures. This guidance adds new requirements for disclosures related to transfers into and out of level 1 and level 2 and requires separate disclosure of purchases, sales, issuances and settlements related to level 3 measurements. It also clarifies guidance around disaggregation and disclosures of inputs and valuation techniques used to measure fair value. The Company’s adoption of the provisions of this standard, on July 4, 2010 has not had a material impact on its consolidated financial position, statements of operations or cash flows.

Other Comprehensive Income

In June 2011, the FASB issued ASU 2011-05, which requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income and the total of comprehensive income. For public entities, the amendments in ASU 2011-05 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, and are to be applied retrospectively, with early adoption permitted. The Company is currently evaluating the impact of ASU 2011-05 on its financial statement presentation of comprehensive income.

bebe stores, inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Discontinued Operation of PH8 Stores

In the fourth quarter of fiscal 2010, the Company decided to discontinue operations of the PH8 division, allowing the Company to focus its efforts on improving bebe sales and profitability, expanding internationally and continuing to develop its 2b bebe business. The Company closed 24 PH8 stores in the first fiscal quarter of 2011 and during the second fiscal quarter of 2011, closed the remaining 25 PH8 stores, converting one store to a 2b bebe. The results of the PH8 stores closed to date, net of income tax benefit, which consists of 49, 62 and 63 stores for the fiscal years ended July 2, 2011, July 3, 2010 and July 4, 2009, respectively, have been presented as a discontinued operation in the accompanying consolidated statements of operations for all periods presented and are as follows:

	Fiscal Year Ended
	July 2, 2011	July 3, 2010	July 4, 2009
		(In thousands)
Net sales	$7,850	$29,056	$51,406
Cost of sales, including production and occupancy	13,368	25,046	33,923

Gross margin	(5,518)	4,010	17,483
Selling, general and administrative expenses	4,116	25,796	27,086

Loss from discontinued operations, before income tax benefit	(9,634)	(21,786)	(9,603)
Tax benefit	(3,799)	(8,585)	(3,790)

Loss from discontinued operations, net of tax benefit	$(5,835)	$(13,201)	$(5,813)

Costs associated with exit or disposal activities are recorded when the liability is incurred. As of July 2, 2011, the Company has a remaining reserve of $0.2 million for future costs associated with discontinued operations. This reserve has been included within the “Accrued liabilities” line in the consolidated balance sheets. The lease costs represent management’s estimate of the amount required to terminate the leases prior to the expiration of the contractual lease terms. A roll forward of the reserve is presented below.

	Lease Costs	Professional Fees, Severance and Other Costs	Total
	(In thousands)
Balance as of July 3, 2010	$—	$—	$—
Costs incurred in fiscal 2011	4,032	485	4,517
Cash payments	(3,832)	(451)	(4,283)

Balance at July 2, 2011	$200	$34	$234

3. Investments

The Company’s investment portfolio consists of treasury bills, certificates of deposit and auction rate securities. The Company holds short term available for sale securities totaling $96.4 million as of July 2, 2011, that consisted of $81.9 million in treasury bills and $14.5 million in certificates of deposit at cost which approximates fair value.

The Company also holds a variety of interest bearing auction rate securities (“ARS”) consisting of federally insured student loan backed securities and insured municipal authority bonds. As of July 2, 2011, the Company’s ARS portfolio totaled approximately $65.0 million classified as available for sale securities, net of a temporary impairment charge of $10.0 million. As of that date, the Company’s ARS portfolio includes approximately 95%

bebe stores, inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Investments (Continued)

federally insured student loan backed securities and 5% municipal authority bonds. The Company’s ARS portfolio consists of approximately 42% AAA rated investments, 7% AA rated investments, 35% A rated investments, 7% BBB rated investments and 9% CCC rated investments. This is a change from the Company’s fiscal 2010 portfolio, which consisted of 47% AAA rated investments, 5% AA rated investments, 33% A rated investments, 5% BBB rated investments and 10% CCC rated investments. These ARS investments are intended to provide liquidity via an auction process that resets the applicable interest rate at predetermined calendar intervals, allowing investors to either roll over their holdings or gain immediate liquidity by selling such interests at par. The uncertainties in the credit markets that began in February 2008 have affected the Company’s holdings in ARS investments and auctions for the Company’s investments in these securities have failed to settle on their respective settlement dates. Historically the fair value of ARS investments had approximated par value due to the frequent resets through the auction process. While the Company continues to earn interest on its ARS investments at the maximum contractual rate, these investments are not currently trading and therefore do not currently have a readily determinable market value. Accordingly, the estimated fair value of ARS no longer approximates par value. Consequently, the investments are not currently liquid, and the Company will not be able to access these funds until a future auction of these investments is successful, the issuer redeems the securities, or at maturity. Maturity dates for these ARS investments range from 2016 to 2044 with principal distributions occurring on certain securities prior to maturity.

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

The Company reviews its impairments in accordance with guidance issued by the FASB and SEC in order to determine the classification of the impairment as “temporary” or “other-than-temporary”. A temporary impairment charge results in an unrealized loss being recorded in the other comprehensive income component of shareholders’ equity. Such an unrealized loss does not affect net income for the applicable accounting period. An other-than-temporary impairment charge is recorded as a loss in the statement of operations and reduces net income for the applicable accounting period. When evaluating the investments for other-than-temporary impairment, the Company estimates the expected cash flows of the underlying collateral by reviewing factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and any changes thereto, and the Company’s intent to sell, or whether it is more likely than not it will be required to sell, the investment before recovery of the investment’s amortized cost basis. The Company has not recorded any impairment loss from its available for sale investments as other-than-temporary based on such analysis.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Investments (Continued)

The following is a summary of the Company’s available for sale securities:

	Fiscal Year Ended July 2, 2011
	Cost	Unrealized Losses Less Than 12 Months	Unrealized Losses 12 Months or Greater	Estimated Fair Value
	(in thousands)
Short term treasury bills	$81,929	$—	$—	$81,929
Short term certificates of deposit	14,442	—	—	14,442

	96,371	—	—	96,371
Long term auction rate securities	$75,000	$—	$10,036	$64,964

	Fiscal Year Ended July 3, 2010
	Cost	Unrealized Losses Less Than 12 Months	Unrealized Losses 12 Months or Greater	Estimated Fair Value
	(in thousands)
Short term treasury bills	$40,000	$—	$—	$40,000
Short term certificates of deposit	18,038	—	—	18,038

	58,038	—	—	58,038
Long term auction rate securities	$108,625	$—	$13,061	$95,564

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

As of July 2, 2011, the Company held financial instruments that are measured at fair value on a recurring basis. These included cash equivalents and available for sale securities. Cash equivalents consist of money market funds. Short term available for sale securities consist of government treasury bills and certificates of deposit. Long term available for sale securities consist of auction rate securities (“ARS”). These securities consist of federally insured student loan backed securities and insured municipal authority bonds.

The Company determined the estimated fair value of its investment in ARS as of July 2, 2011 using a discounted cash flow model. The assumptions used in preparing the discounted cash flow model include estimates for liquidity, interest rates, timing, credit ratings, credit wrap and amount of cash flows and expected holding periods of the ARS.

bebe stores, inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Fair Value Measurements (Continued)

The following items are measured at fair value on a recurring basis at July 2, 2011:

Description	July 2, 2011	Using Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
	Fair value measurements at reporting date
	(In thousands)
Cash equivalents	$55,102	$55,102	$—	$—
Current available for sale securities	96,371	96,371	—	—
Non-current available for sale securities	64,964	—	—	64,964

Total	$216,437	$151,473	$—	$64,964

The following items are measured at fair value on a recurring basis at July 3, 2010:

Description	July 3, 2010	Using Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
	Fair value measurements at reporting date
	(In thousands)
Cash equivalents	$46,712	$46,712	$—	$—
Current available for sale securities	58,038	58,038	—	—
Non-current available for sale securities	95,564	—	—	95,564

Total	$200,314	$104,750	$—	$95,564

During the fiscal year ended July 2, 2011, there were no transfers of assets and liabilities between Level 1 (quoted prices in active markets for identical assets) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy. An impairment charge has been recorded that reduces the carrying amount of the non-current available for sale securities of $75.0 million to their estimated fair value of $65.0 million as of July 2, 2011. The following table presents the Company’s activity for assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the fiscal year ended July 2, 2011:

(In thousands)
Balance at July 3, 2010	$95,564
Total gains or (losses) (realized or unrealized)
Included in earnings	—
Included in other comprehensive income	3,025
Settlements	(33,625)

Balance at July 2, 2011	$64,964

Non-financial Assets

As discussed in Note 1 of Notes to Consolidated Financial Statements, the Company recorded charges for the impairment of long lived assets of $1.5 million, $1.3 million and $3.4 million for fiscal 2011, 2010 and 2009, respectively, which were recorded in selling, general and administrative expenses in the statement of operations.

bebe stores, inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Fair Value Measurements (Continued)

The Company also recorded charges for the impairment of long lived assets of $6.7 million and $3.9 million in fiscal 2010 and 2009, respectively, that have been recorded in discontinued operations on the statement of operations. The fair value of the long lived assets was determined using Level 3 inputs and the valuation techniques discussed in Note 1 of the Notes to the Consolidated Financial Statements.

5. Inventories

The Company’s inventories consist of:

	As of
	July 2, 2011	July 3, 2010
	(In thousands)
Raw materials	$1,622	$531
Merchandise available for sale	31,826	32,927

Inventories	$33,448	$33,458

6. Credit Facilities

The Company has an unsecured commercial line of credit agreement which provides for borrowings and issuance of letters of credit of up to a combined total of $25.0 million and expires on March 31, 2012. The outstanding balance bears interest at either the bank’s reference rate (which was 3.25% as of both July 2, 2011 and July 3, 2010) or the LIBOR rate (which was 0.19% and 0.35% at July 2, 2011 and July 3, 2010, respectively) plus 1.75 percentage points. As of July 2, 2011 and July 3, 2010, there were no outstanding cash borrowings, and there was $0.2 million and $0.7 million, respectively, of trade letters of credit outstanding as well as $3.0 million and $0.0 million of an outstanding stand-by letter of credit. To date, no beneficiary has drawn upon the stand-by letter of credit.

These credit facilities require the Company to comply with certain financial covenants, including amounts for minimum tangible net worth, unencumbered liquid assets and profitability, and certain restrictions on making loans and investments. As of July 2, 2011 the Company was in compliance with all covenants.

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

Rent expense under operating leases for the fiscal years ended July 2, 2011, July 3, 2010 and July 4, 2009 was $88.4 million, $86.8 million and $82.5 million, respectively. Rent expense included other lease-required expenses for fiscal years 2011, 2010 and 2009 of $28.3 million, $30.5 million and $27.7 million, respectively.

bebe stores, inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Lease Obligations (Continued)

Future minimum lease payments at July 2, 2011 are as follows:

Operating Leases
(Dollars in thousands)
Fiscal year
2012	$57,056
2013	53,738
2014	50,454
2015	46,924
2016	44,243
Thereafter	125,884

Total minimum lease payments	$378,299

8. Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	As of
	July 2, 2011	July 3, 2010
Gift certificates, gift cards and store credits	$6,159	$7,175
Dividend payable	—	86,117
Employee compensation	5,400	5,755
Sales/use tax payable	3,791	2,457
Deferred revenue	4,133	5,047
Capital expenditures	2,196	748
Other	5,295	6,239

Total	$26,974	$113,538

9. Intangible Asset

During the third quarter of fiscal 2011, the Company acquired the registered trademark in the People’s Republic of China (“PRC”) for the “bebe” mark (“the Mark”). The Company has recognized the full $0.9 million purchase price of the Mark as an indefinite-lived intangible asset on the consolidated balance sheet as of July 2, 2011. The Mark is subject to annual impairment testing, unless there is an indicator of impairment, which would require an interim impairment review.

bebe stores, inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Income Taxes

Significant components of the provision for income taxes expense (benefit) from continuing operations are as follows:

	Fiscal Year Ended
	July 2, 2011	July 3, 2010	July 4, 2009
	(in thousands)
Current:
Federal	$4,765	$8,682	$4,112
State	1,146	895	2,541
Foreign	386	523	8

	6,297	10,100	6,661

Deferred:
Federal	(2,791)	(4,201)	3,491
State	(764)	(321)	(2,162)
Foreign	(57)	225	(279)

	(3,612)	(4,297)	1,050

Provision	$2,685	$5,803	$7,711

The components of earnings from continuing operations before income taxes are as follows:

	Fiscal Years Ended
	July 2, 2011	July 3, 2010	July 4, 2009
	(in thousands)
United States	$(6,223)	$2,091	$20,413
Foreign	12,964	11,748	5,746

Total income from continuing operations before income taxes	$6,741	$13,839	$26,159

A reconciliation of the federal statutory tax rate with the Company’s effective income tax rate from continuing operations is as follows:

	Fiscal Year Ended
	July 2, 2011	July 3, 2010	July 4, 2009
Federal statutory rate	35.0%	35.0%	35.0%
State rate, net of federal benefit	8.4	4.3	2.1
Tax-exempt interest	(2.8)	(3.2)	(7.4)
Stock-based compensation	3.1	0.8	3.1
Fiscal 2006 amended tax return	(0.6)	—	(2.4)
Foreign deferred tax adjustment	1.3	5.6	(1.1)
Tax reserve adjustment	(3.9)	(1.8)	(0.3)
Other	(0.7)	1.2	0.5

Effective tax rate	39.8%	41.9%	29.5%

bebe stores, inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Income Taxes (Continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax reporting purposes.

Significant components of the Company’s deferred tax assets (liabilities) are as follows:

	July 2, 2011	July 3, 2010
	(in thousands)
Current:

Gift certificates, gift cards and store credits	$1,871	$2,716
Inventory	1,242	1,791
Other accrued expenses	962	669
Deferred revenue	1,367	1,760
Accrued vacation	919	924
State taxes	1	52
Prepaid expenses	(888)	(1,056)
Other	1	485

Total current	5,475	7,341
Valuation allowance	(545)	(790)

Non-Current:
Basis difference in fixed assets	15,150	17,721
Deferred rent	8,127	8,171

Stock based compensation	6,479	7,577
Foreign tax credit	1,269	952
Tax credit and net operating loss carryovers	1,712	—
Construction allowance	(5,169)	(5,429)
Unrealized loss	3,724	4,816

Indirect benefit from uncertain tax positions	1,402	1,961
Other	4	47

Total non-current	32,698	35,816
Valuation allowance	(3,258)	(4,155)

Deferred tax assets, net	$34,370	$38,212

As of July 2, 2011, the Company has federal, state and foreign net operating loss carryovers of approximately $2.2 million, $8.1 million and $1.2 million, respectively. If not used, these carry forwards will expire at various dates from fiscal year 2018 to fiscal year 2031. The Company also has foreign tax credit and state tax credit carry forwards of approximately $1.8 million and $0.1 million, respectively, which will be available to offset future taxable income. If not used, these carry forwards will expire at various dates from 2016 to 2021 and from 2025 to 2026 respectively. As of July 2, 2011, the Company maintains a valuation allowance of approximately $3.8 million for the deferred tax asset related to the temporary impairment recorded in other comprehensive income on the Company’s auction rate securities since it is unlikely that this deferred tax asset will be realized.

bebe stores, inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Income Taxes (Continued)

The Company accounts for interest and penalties related to unrecognized tax benefits as a component of income tax expense. During the fiscal years ended July 2, 2011, July 3, 2010 and July 4, 2009, the Company recognized approximately $0.1 million, $0.1 million, and $0.1 million in interest and penalties, respectively. The Company had approximately $0.4 million and $0.7 million for the accrual of interest and penalties at July 2, 2011 and July 3, 2010, respectively.

The Company could be subject to federal income tax examinations for fiscal years 2008 and forward and could be subject to state examinations for fiscal years 2007 and forward. The Company is currently under examination in Canada for fiscal years 2007 and 2008 and under state income tax audit in certain states and expects the commencement of these tax audits in the near term. At this time, the Company does not believe that the outcome of any examination will have a material impact on the Company’s results of operations or financial position.

As of July 2, 2011, the Company has $1.7 million in unrecognized tax benefits. A reconciliation of the beginning and ending amount of unrecognized tax benefits follows:

	July 2, 2011	July 3, 2010	July 4, 2009
	(in thousands)

Balance as of beginning of period	$2,736	$3,111	$2,856
Additions for tax positions taken during the current year	63	3	574
Additions for tax positions taken during prior years	—	26	4
Reductions for tax positions taken during prior years	—	(11)	—
Settlements	(608)	—	—
Expirations of statues of limitations	(523)	(393)	(323)

Balance as of end of period	$1,668	$2,736	$3,111

Of the $1.7 million recorded at July 2, 2011, $0.3 million of unrecognized tax benefits would affect the effective tax rate if recognized. While the Company expects the amount of unrecognized tax benefits to change in the next twelve months, the change is not expected to have a significant effect on the estimated effective annual tax rate, the results of operations or financial position.

11. Property and Equipment

Property and equipment consist of the following:

	As of
	July 2, 2011	July 3, 2010
	(in thousands)
Leasehold improvements	$131,845	$139,479
Furniture, fixtures and equipment	49,202	54,524
Computer hardware and software	38,025	39,221
Land and buildings	12,646	12,646
Construction in progress	10,881	4,443

Total	242,599	250,313
Less: Accumulated depreciation	(150,099)	(145,698)

Property and equipment, net	$92,500	$104,615

bebe stores, inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Property and Equipment (Continued)

Construction in progress consists primarily of construction costs related to facilities that will open subsequent to year end and information technology projects.

12. Employee Benefit Plan

Employees are eligible to participate in the Company’s 401(k) plan if they have been employed by the Company for six months, have reached age 21 and work at least 1,000 hours annually. Generally, employees can defer up to 75% of their gross wages up to the maximum limit allowable under the Internal Revenue Code. The Company can make a discretionary matching contribution for the employee. Company contributions to the plan for the fiscal years ended July 2, 2011, July 3, 2010 and July 4, 2009 were $0, $0 and $364,000, respectively.

13. Shareholders’ Equity

Preferred Stock

The Company is authorized to issue up to 1,000,000 shares of $0.001 par value preferred stock and to fix the rights, preferences, privileges and restrictions including voting rights, of these shares without any further vote or approval by the shareholders. No preferred stock has been issued to date.

Common Stock Plans

The 1997 Stock Plan as amended (the “Stock Plan”) provides for the grant of incentive stock options, non-qualified stock options, stock purchase rights, stock awards and restricted stock units (“RSU”). Although the Stock Plan allows for stock options and related awards to be granted at prices below fair market value, the Company has historically granted such options at the fair market value of the stock on the date of grant. Stock options and related awards have a maximum term of ten years. Options and restricted stock units granted to employees generally vest over four years with 20% of the award vested in each of the first and second years and 30% vested in each of the remaining two years. Options granted to directors generally vest over four years with 20% of the award vested in each of the first and second years and 30% vested in each of the remaining two years. Restricted stock units awarded to directors generally vest over a period of one year from the date of grant. As of July 2, 2011, the Company has 9,054,260 shares of common stock authorized and unissued under the Stock Plan and there were 4,598,800 shares available for future grant.

The following table summarizes information about stock options outstanding at July 2, 2011:

	Options Outstanding			Options Vested and Exercisable
Exercise Prices	Number (in thousands)	Weighted Average Remaining Life (in years)	Weighted Average Exercise Price	Number (in thousands)	Weighted Average Exercise Price
$3.23 to $6.29	1,021	8.10	$5.98	144	$4.82
$6.33 to $7.37	911	7.85	6.61	209	6.78
$7.39 to $7.63	411	5.04	7.59	280	7.61
$7.64 to $7.64	867	5.07	7.64	779	7.64
$7.71 to $27.69	1,120	4.93	10.51	817	10.70

	4,330	6.33	$7.78	2,229	$8.49

bebe stores, inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Shareholders’ Equity (Continued)

As of July 2, 2011, July 3, 2010 and July 4, 2009 there were approximately 2,229,000, 2,044,000 and 3,171,000 options exercisable at weighted-average exercise prices per share of $8.49, $8.72 and $11.80, respectively.

The following table summarizes stock option activity:

	Shares Outstanding (Amounts in thousands)	Weighted Average Exercise Price of Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding, July 3, 2010	4,436	$8.35
Granted	1,270	6.32
Exercised	(58)	4.43
Cancelled	(1,318)	8.42

Outstanding, July 2, 2011	4,330	$7.78	6.33	$276

Exercisable, July 2, 2011	2,229	$8.49	4.28	$201
Options vested and expected to vest—end of period	3,412	$8.09	5.63	$235

Intrinsic value for stock options is defined as the difference between the current market value and the grant price. For the fiscal years ended July 2, 2011, July 3, 2010 and July 4, 2009 the total intrinsic value of stock options exercised was $0.1 million, $0.1 million and $0.6 million, respectively. Cash received from stock options exercised during the fiscal years ended July 2, 2011, July 3, 2010 and July 4, 2009 was $0.3 million, $0.3 million and $1.0 million, respectively, and the actual tax benefit realized for tax deductions from stock options exercised totaled $0.1 million, $0.1 million and $0.5 million, respectively.

The following table summarizes RSU activity:

	Shares (in thousands)	Weighted Average Grant Date Fair Value Per Share
Nonvested, July 3, 2010	102	$12.66
Granted	94	6.22
Cancelled	(20)	6.95
Vested	(51)	6.82

Nonvested, July 2, 2011	125	$10.92

Stock-based compensation

For the fiscal years ended July 2, 2011, July 3, 2010 and July 4, 2009 the Company recognized share-based compensation expense of $2.7 million, $5.5 million and $5.4 million, respectively, as a component of selling, general and administrative expenses. As of July 2, 2011, there was $3.2 million (before any related tax benefit) of total unrecognized compensation cost related to nonvested share-based compensation that is expected to be recognized over a weighted-average period of 3.1 years.

The fair value of each option grant was estimated on the date of the grant using the Black-Scholes valuation model. The expected life of the options represents the period of time the options are expected to be outstanding bebe stores, inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Shareholders’ Equity (Continued)

and is based on historical trends. The expected stock price volatility is based on an average of the historical volatility of the Company’s stock for a period approximating the expected life and the implied volatility based on traded options of the Company’s stock. The expected dividend yield is based on the Company’s historical dividend payout. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant and has a term that approximates the expected life.

The following table presents the weighted average assumptions used in the option pricing model for the stock options granted in the fiscal years ended July 2, 2011, July 3, 2010 and July 4, 2009:

	July 2, 2011	July 3, 2010	July 4, 2009
Expected dividend rate	1.51%	1.46%	2.36%
Volatility	48.9%	51.7%	51.1%
Risk-free interest rate	1.5%	2.4%	2.5%

Expected lives (years)	4.2	4.1	4.2
Fair value per option granted	$2.27	$2.92	$3.23

Since fiscal 2006, the Company has licensed software from a third-party provider to automate the administration of its employee equity programs and calculate its stock-based compensation expense. Subsequent to the issuance of the Company’s June 2009 annual financial statements the Company was notified of errors in the calculation of stock based compensation expense for fiscal years 2009, 2008, 2007 and 2006. The errors were identified after the Company’s third-party software provider notified its clients that it made a change to how its software program calculates stock based compensation expense. Specifically, the prior version of this software calculated stock based compensation expense by incorrectly applying a weighted average forfeiture rate to the vested portion of stock option awards until the grant’s final vest date, rather than calculating stock based compensation expense based upon the actual vested portion of the grant date fair value, resulting in an understatement of stock based compensation expense in certain periods prior to the grant’s final vest date. Thus, this error affected the timing of stock-based compensation expense recognition.

The Company determined that the cumulative error from the understatement of stock based compensation expense related to the periods discussed above totaled $2.5 million, net of tax effects through July 3, 2010. The impact of the errors on fiscal years 2009, 2008, 2007 and 2006, was to increase (decrease) net income by $0.1 million, $0.7 million, ($0.8) million and ($2.3) million, respectively.

The Company has determined that the impact of this error is not material to the previously issued annual and interim unaudited consolidated financial statements using the guidance of SEC Staff Accounting Bulletin No. 99 (“SAB 99”) and SAB 108. Accordingly, the annual consolidated financial statements for the fiscal year ended July 3, 2010 include the cumulative adjustment to increase stock-based compensation expense by $2.5 million net of tax effect to correct these errors. The Company does not believe the correction of these errors is material to the 2010 annual consolidated financial statements.

bebe stores, inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Shareholders’ Equity (Continued)

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

A total of 1,710,735 options were tendered and cancelled, and a total of 1,126,267 replacement options were granted on September 29, 2009 with an exercise price of $7.64 per share. Replacement options granted in exchange for fully or partially unvested surrendered options at the time they were surrendered for cancellation will vest as follows: (A) vested shares subject to eligible options and unvested shares subject to eligible options scheduled to vest prior to the one-year anniversary of the replacement grant date shall vest on the one-year anniversary of the replacement grant date and (B) unvested shares subject to eligible options scheduled to vest after the one-year anniversary of the replacement grant date shall vest according to the original vest dates of the eligible option. The TO was subject to modification accounting whereby the total compensation cost measured at the date of modification was the incremental cost resulting from the modification. The incremental cost resulting from the modification is measured as the excess of the fair value of the modified award over the fair value of the original award immediately before its terms are modified. The incremental fair value of $0.3 million for the new awards was computed using an expected life of 4.07 years, a risk-free interest rate of 1.94% and a volatility of 54%. The incremental fair value of the unvested awards is being amortized over the remaining service period.

Stock Purchase Plan

The 1998 Employee Stock Purchase Plan (the “Plan”) has a total of 2,531,250 shares of common stock reserved for issuance. The Plan is implemented in three-month purchase periods. The price at which stock may be purchased is equal to 95% of the fair market value of the Company’s common stock on the Purchase Date. During the fiscal years ended July 2, 2011, July 3, 2010 and July 4, 2009 there were 10,500, 8,800 and 12,000 shares issued, respectively.

14. Litigation

As of the date of this filing, the Company is involved in ongoing legal proceedings as described below.

A former employee sued the Company in a complaint filed July 27, 2006 in the Superior Court of California, San Mateo County (case No. CIV 456550) alleging a failure to pay all wages, failure to pay overtime wages, failure to pay minimum wages, failure to provide meal periods, violation of Labor Code §450, violation of Labor Code §2802 and California Code of Regulations §11040(9)(A), statutory wage violations (late payment of wages), unlawful business practices under Business and Professions Code §16720 and §17200, conversion of wages and violation of Civil Code §52.1. The plaintiff purports to bring the action also on behalf of current and bebe stores, inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Litigation (Continued)

former California bebe employees who are similarly situated. The lawsuit seeks compensatory, statutory, punitive, restitution and injunctive relief. The Court will hold a class certification hearing during the Company’s second quarter.

A former employee sued the Company in a complaint filed a second amended complaint on or about September 7, 2010 in the Superior Court of California, Los Angeles County (Case No. BC429140 ) alleging the company failed to provide timely payments of commission payments, failed to provide adequate disclosure of its commission policy and wrongfully withheld commission payments. The plaintiff purports to bring the action also on behalf of current and former California bebe employees who are similarly situation. The lawsuit seeks compensatory, statutory, punitive, restitution and injunctive relief. The Court tentatively set February 2012 as the date to try the individual plaintiff’s claims. Named plaintiff has not yet made any attempt to certify a class in this matter.

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

15. Quarterly Financial Information (Unaudited)

The quarterly financial information presented below reflects all adjustments which, in the opinion of the Company’s management, are of a normal and recurring nature necessary to present fairly the results of operations for the periods presented.

	2011 Quarter Ended
	October 2(2)	January 1(2)	April 2(2)	July 2(2)
	(in thousands, except per share data)
Net sales	$115,256	$136,209	$109,490	$132,318
Gross margin	46,631	50,466	40,278	54,435
Selling, general and administrative expenses	46,345	47,958	45,026	46,592
Income (loss) from operations	286	2,508	(4,748)	7,843
Income (loss) from continuing operations before income taxes	567	2,778	(4,604)	8,001
Income (loss) from continuing operation net of tax	327	1,628	(2,635)	4,737
Loss from discontinued operations, net of tax	(1,480)	(4,355)	—	—

Net income (loss)	(1,153)	(2,727)	(2,635)	4,737
Basic per share amount
Income (loss) from continuing operation net of tax	$(0.00)	$0.02	$(0.03)	$0.06
Loss from discontinued operations, net of tax	$(0.01)	$(0.05)	$—	$—

Net income (loss)	$(0.01)	$(0.03)	$(0.03)	$0.06

Diluted per share amount
Income (loss) from continuing operation net of tax	$(0.00)	$0.02	$(0.03)	$0.06
Loss from discontinued operations, net of tax	$(0.01)	$(0.05)	$—	$—
Net income (loss)	$(0.01)	$(0.03)	$(0.03)	$0.06

bebe stores, inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. Quarterly Financial Information (Unaudited) (Continued)

	2010 Quarter Ended
	October 3(1)	January 2(1)(3)	April 3(1)(3)	July 3(1)
	(in thousands, except per share data)
Net sales	$117,139	$131,851	$108,791	$122,130
Gross margin	44,736	53,919	43,735	51,507
Selling, general and administrative expenses	46,336	44,023	46,687	46,171

Income (loss) from operations	(1,600)	9,896	(2,952)	5,336
Income (loss) from continuing operations before income taxes	(557)	10,736	(2,576)	6,236
Income (loss) from continuing operation net of tax	(1,205)	6,005	(2,183)	5,419
Loss from discontinued operations, net of tax	(2,977)	(3,565)	(3,288)	(3,371)

Net income (loss)	(4,182)	2,440	(5,471)	2,048
Basic per share amount
Income (loss) from continuing operation net of tax	$(0.02)	$0.07	$(0.03)	$0.06
Loss from discontinued operations, net of tax	$(0.03)	$(0.04)	$(0.04)	$(0.04)
Net income (loss)	$(0.05)	$(0.03)	$(0.06)	$0.02

(1)	Selling, general and administrative expenses in the first, second, third and fourth fiscal quarters are net of $0.0 million, $0.6 million, $0.1 million and $0.6 million, respectively of impairment charges for store assets.
(2)	Selling, general and administrative expenses in the first, second, third and fourth fiscal quarters are net of $0.6 million, $0.5 million, $0.0 million and $0.4 million, respectively of impairment charges for store assets.
(3)	Selling, general and administrative expenses in the second and third fiscal quarters are net of $0.9 million and $2.1 million, respectively of stock compensation adjustment for errors in third party software.

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION OF DOCUMENT

3.1(h)	Amended and Restated Articles of Incorporation of Registrant.

3.2(f)	Amended and Restated Bylaws of Registrant.

4.1(a)	Specimen certificate representing the Common Stock (in standard printer form, not provided).

10.1(i)(*)	1997 Stock Plan.

10.2(a)(*)	1998 Stock Purchase Plan.

10.3(a)(*)	Form of Indemnification Agreement.

10.6(b)	Standard Industrial/Commercial-Tenant Lease-Net dated November 30, 1998 between Registrant and Far Western Land and Investment Company, Inc., (lease for additional building to house administrative departments in Brisbane, California).

10.8(c)	Form of Retail Store License Agreement between Registrant and [company].

10.9(d)	Amendment No. 1 to Lease Agreement (amendment to Standard Industrial/Commercial-Tenant Lease-Net dated November 30, 1998 between Registrant and Far Western Land and Investment Company, Inc.)

10.10(e)	Lease Agreement dated October 24, 2000, as amended, between Registrant and Lincoln PO Benicia Limited Partnership.

10.12(e)(*)	Form of Restricted Stock Units Agreement.

10.17(f)	Standard Offer, Agreement and Escrow Instructions for Purchase of Real Estate dated January 20, 2004 by and among bebe stores, inc. and 10345 Olympic LLC.

10.18(g)	Employment agreement between the Company and Emilia Fabricant.

10.19(h)(*)	Management Bonus Plan

10.21(k)(*)	bebe stores, inc. Form of Stock Option Agreement

10.22(l)(*)	bebe stores, inc. Form of Restricted Stock Unit Agreement

10.23(m)	Business Loan Agreement between Registrant and Wells Fargo

21.1	Subsidiaries of Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney (see signature page).

31.1	Section 302 Certification of Chief Executive Officer.

31.2	Section 302 Certification of Chief Financial Officer.

32.1	Section 906 Certification of Chief Executive Officer.

32.2	Section 906 Certification of Chief Financial Officer.

(a)	Incorporated by reference from exhibits of the same number in Registrant’s Registration Statement on Form S-1 (Reg. No. 333-50333), effective June 16, 1998.
(b)	Incorporated by reference from exhibits of the same number in Registrant’s Quarterly Report on Form 10-Q filed on February 16, 1999.
(c)	Incorporated by reference from exhibits of the same number in Registrant’s Annual Report on Form 10-K filed on September 28, 1999.
(d)	Incorporated by reference from exhibits of the same number in Registrant’s Annual Report on Form 10-K filed on September 28, 2000.

(e)	Incorporated by reference from exhibits of the same number in Registrant’s Annual Report on Form 10-K filed on September 29, 2003.
(f)	Incorporated by reference from exhibits of the same number in Registrant’s Annual Report on Form 10-K filed on September 13, 2004.
(g)	Incorporated by reference from exhibit of the same number in Registrant’s Current Report on Form 8-K filed on August 4, 2010.
(h)	Incorporated by reference from exhibit of the same number in Registrant’s Annual Report on Form 10-K filed on September 14, 2005.
(i)	Incorporated by reference from exhibit 99.2 to Registrant’s Current Report on Form 8-K filed on November 23, 2005.
(j)	Incorporated by reference from exhibit 99.1 to Registrant’s Current Report on Form 8-K filed on November 23, 2005.
(k)	Incorporated by reference from exhibit 99.3 to Registrant’s Current Report on Form 8-K filed on November 23, 2005.
(l)	Incorporated by reference from exhibit 99.4 to Registrant’s Current Report on Form 8-K filed on November 23, 2005.
(m)	Incorporated by reference from exhibits 10.27 and 10.28 to Registrant’s Current Report on Form 8-K filed May 21, 2009.
(*)	Indicates management contracts or compensatory plans or arrangements required to be filed as exhibits to this report on Form 10-K.