Form 10-Q
period 2011-10-01
bebe stores, inc.
filed 2011-11-10
CIK 1059272

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 1, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule12b—2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding as of October 28, 2011 was 84,153,823.

bebe stores, inc.

PART I. FINANCIAL INFORMATION

ITEM 1. Condensed Consolidated Financial Statements

bebe stores, inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(unaudited)

	As of October 1, 2011	As of July 2, 2011	As of October 2, 2010
Assets:
Current assets:
Cash and equivalents	$101,618	$95,177	$104,682
Available for sale securities	85,294	96,371	51,941
Receivables (net of allowance of $1,251, $1,247 and $1,234)	6,513	5,222	6,076
Inventories, net	37,344	33,448	37,791
Deferred income taxes, net	4,930	4,930	6,594
Prepaid and other	15,770	14,207	17,742

Total current assets	251,469	249,355	224,826
Available for sale securities	64,942	64,964	87,139
Property and equipment, net	90,392	92,500	99,726
Deferred income taxes, net	29,400	29,440	29,789
Intangible asset	912	885	0
Other assets	4,027	3,978	4,012

Total assets	$441,142	$441,122	$445,492

Liabilities and Shareholders’ Equity:
Current liabilities:
Accounts payable	$17,463	$17,684	$19,868
Accrued liabilities	27,204	26,974	24,331
Income taxes payable	1,364	0	0

Total current liabilities	46,031	44,658	44,199
Deferred rent and other lease incentives	38,433	38,152	41,454
Uncertain tax positions	2,191	2,059	2,795

Total liabilities	86,655	84,869	88,448

Commitments and contingencies
Shareholders’ equity:
Preferred stock-authorized 1,000,000 shares at $0.001 par value per share; no shares issued and outstanding	0	0	0
Common stock-authorized 135,000,000 shares at $0.001 par value per share; issued and outstanding 84,153,142, 84,096,558 and 84,022,893 shares	84	84	84
Additional paid-in capital	142,491	141,829	140,316
Accumulated other comprehensive loss	(2,747)	(5)	(4,632)
Retained earnings	214,659	214,345	221,276

Total shareholders’ equity	354,487	356,253	357,044

Total liabilities and shareholders’ equity	$441,142	$441,122	$445,492

See accompanying notes to condensed consolidated financial statements.

bebe stores, inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(unaudited)

	Three Months Ended
	October 1, 2011	October 2, 2010
Net sales	$126,272	$115,256
Cost of sales, including production and occupancy	75,786	68,625

Gross margin	50,486	46,631
Selling, general and administrative expenses	47,042	46,345

Operating income	3,444	286
Interest and other income, net	303	281

Income from continuing operations before income taxes	3,747	567
Income tax provision	1,394	240

Income from continuing operations, net of tax	2,353	327
Loss from discontinued operations, net of tax	0	(1,480)

Net income (loss)	$2,353	$(1,153)

Basic per share amounts:
Income from continuing operations, net of tax	$0.03	$0.00
Loss from discontinued operations, net of tax	0	(0.01)

Net income (loss)	$0.03	$(0.01)

Diluted per share amounts:
Income from continuing operations, net of tax	$0.03	$0.00
Loss from discontinued operations, net of tax	0	(0.01)

Net income (loss)	$0.03	$(0.01)

Basic weighted average shares outstanding	84,123	84,735
Diluted weighted average shares outstanding	84,248	84,833

See accompanying notes to condensed consolidated financial statements.

bebe stores, inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Three Months Ended
	October 1, 2011	October 2, 2010
Cash flows from operating activities:
Net income (loss)	$2,353	$(1,153)
Adjustments to reconcile net income (loss) to cash provided (used) by operating activities:
Non-cash compensation expense	605	1,081
Depreciation and amortization	5,129	5,965
Non-cash charge for asset impairment	0	597
Net loss (gain) on disposal of property	181	(86)
Tax benefit from exercise of stock options and awards	94	74
Excess tax benefit from exercise of stock options and awards	(21)	(8)
Deferred rent and other lease incentives	455	(135)
Deferred income taxes	(245)	475
Changes in operating assets and liabilities:
Receivables	(1,023)	(396)
Inventories	(3,978)	(4,303)
Prepaid expenses and other	(1,756)	(369)
Accounts payable	343	(2,397)
Income taxes payable	1,364	(602)
Accrued liabilities	518	(2,994)
Long term income taxes payable	132	(668)

Net cash provided (used) by operating activities	4,151	(4,919)

Cash flows from investing activities:
Purchase of property and equipment	(4,313)	(2,803)
Purchase of marketable securities	(6,992)	(10,000)
Proceeds from sales of investment securities	16,993	25,503

Net cash provided by investing activities	5,688	12,700

Cash flows from financing activities:
Net proceeds from issuance of common stock	203	143
Excess tax benefit from exercise of stock options and awards	21	8
Cash dividends paid	(2,104)	(86,141)
Purchase of common stock	0	(12,472)

Net cash used by financing activities	(1,880)	(98,462)

Net increase (decrease) in cash and equivalents	7,959	(90,681)
Effect of exchange rate changes on cash	(1,518)	673
Cash and equivalents:
Beginning of period	95,177	194,690

End of period	$101,618	$104,682

See accompanying notes to condensed consolidated financial statements.

bebe stores, inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

INTERIM FINANCIAL STATEMENTS

The accompanying condensed consolidated balance sheets of bebe stores, inc. (the “Company”) as of October 1, 2011, July 2, 2011 and October 2, 2010, the condensed consolidated statements of operations and the condensed consolidated statements of cash flows for the three months ended October 1, 2011 and October 2, 2010 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X, without audit. Accordingly, they do not include all of the information required by accounting principles generally accepted in the United States of America for annual financial statements. Therefore, these condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended July 2, 2011.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position at the balance sheet dates and the results of operations for the periods presented have been included. The condensed consolidated balance sheet at July 2, 2011, presented herein, was derived from the audited balance sheet included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 2, 2011.

The Company’s business is affected by the pattern of seasonality common to most retail apparel businesses. The results for the periods presented are not necessarily indicative of future financial results.

FISCAL YEAR

The Company’s fiscal year is a 52 or 53 week period, each period ending on the first Saturday after June 30. Fiscal years 2012 and 2011 each include 52 weeks.

The three month periods ended October 1, 2011 and October 2, 2010 each include 13 weeks.

RECENT ACCOUNTING PRONOUNCEMENTS

Fair Value

In May 2011, the FASB issued guidance to amend the accounting and disclosure requirements on fair value measurements. The new guidance limits the highest-and-best-use measure to nonfinancial assets, permits certain financial assets and liabilities with offsetting positions in market or counterparty credit risks to be measured at a net basis, and provides guidance on the applicability of premiums and discounts. Additionally, the new guidance expands the disclosures on Level 3 inputs by requiring quantitative disclosure of the unobservable inputs and assumptions, as well as description of the valuation processes and the sensitivity of the fair value to changes in unobservable inputs. The new guidance will be effective for the Company beginning July 1, 2012. The Company does not anticipate material impacts on its financial statements upon adoption.

DISCONTINUED OPERATION OF PH8 STORES

In the fourth quarter of fiscal 2010, the Company decided to discontinue operations of the PH8 division, allowing the Company to focus its efforts on improving bebe sales and profitability, expanding internationally and continuing to develop its 2b bebe business. The Company closed 24 PH8 stores in the first fiscal quarter of 2011 and during the second fiscal quarter of 2011, closed the remaining 25 PH8 stores, converting one store to a 2b bebe. The results of the PH8 stores closed to date, net of income tax benefit, which consists of 49 stores for the three months ended October 2, 2010, have been presented as a discontinued operation in the accompanying consolidated statements of operations for all periods presented and are as follows:

	Three Months Ended
	October 1, 2011	October 2, 2010
	(In thousands)
Net sales	$0	$3,704
Cost of sales, including production and occupancy	0	3,777

Gross margin	0	(73)
Selling, general and administrative expenses	0	2,410

Loss from discontinued operation, before income tax benefit	0	(2,483)
Add: tax benefit	0	(1,003)

Loss from discontinued operations, net of tax benefit	$0	$(1,480)

Costs associated with exit or disposal activities are recorded when the liability is incurred. As of October 1, 2011, the Company has a remaining reserve of $0.2 million for future costs associated with discontinued operations. This reserve has been included within the “Accrued liabilities” line in the condensed consolidated balance sheets. The lease costs represent management’s estimate of the amount required to terminate the leases prior to the expiration of the contractual lease terms. A roll forward of the reserve is presented below.

	Lease Costs	Professional Fees, Severance and Other Costs	Total
	(In thousands)
Balance as of July 2, 2011	$200	$34	$234
Cash payments, net	(11)	(34)	(45)

Balance at October 1, 2011	$189	$0	$189

INVESTMENTS

The Company’s investment portfolio consists of treasury bills, certificates of deposit and auction rate securities. The Company held short term available for sale securities totaling $85.3 million as of October 1, 2011, that consisted of $71.9 million in treasury bills and $13.4 million in certificates of deposit at cost which approximates fair value.

The Company also holds a variety of interest bearing auction rate securities (“ARS”) consisting of federally insured student loan backed securities and insured municipal authority bonds. As of October 1, 2011, the Company’s ARS portfolio totaled approximately $64.9 million classified as available for sale securities, net of a temporary impairment charge of $10.1 million. As of that date, the Company’s ARS portfolio included approximately 95% federally insured student loan backed securities and 5% municipal authority bonds and consisted of approximately 42% AAA rated investments, 7% AA rated investments, 36% A rated investments, 6% BBB rated investments and 9% CCC rated investments. As of July 2, 2011, the Company’s ARS consisted of 42% AAA rated investments, 7% AA rated investments, 35% A rated investments, 7% BBB rated investments and 9% CCC rated investments. These ARS investments are intended to provide liquidity via an auction process that resets the applicable interest rate at predetermined calendar intervals, allowing investors to either roll over their holdings or gain immediate liquidity by selling such interests at par. The uncertainties in the credit markets that began in February 2008 have affected the Company’s holdings in ARS investments and auctions for the Company’s investments in these securities have failed to settle on their respective settlement dates. Historically the fair value of ARS investments had approximated par value due to the frequent resets through the auction process. While the Company continues to earn interest on its ARS investments at the maximum contractual rate, these investments are not currently trading actively and therefore do not currently have a readily determinable market value. Accordingly, the estimated fair value of ARS no longer approximates par value. Consequently, the investments are not currently liquid, and the Company will not be able to access these funds until a future auction of these investments is successful, the issuer redeems the securities or at maturity. Maturity dates for these ARS investments range from 2016 to 2044 with principal distributions occurring on certain securities prior to maturity. To date, principal distributions and maturities of the securities held by the Company have all been at par value. During the three months ended October 1, 2011, there were no ARS settlements.

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

The following is a summary of our available for sale securities:

	As of October 1, 2011
	Cost	Unrealized Losses Less Than 12 Months	Unrealized Losses 12 Months or Greater	Estimated Fair Value
	(In thousands)
Short term treasury bills	$71,928	$0	$0	$71,928
Short term certificates of deposit	13,366	0	0	13,366

	85,294	0	0	85,294
Long term auction rate securities	$75,000	$0	$(10,058)	$64,942

	As of July 2, 2011
	Cost	Unrealized Losses Less Than 12 Months	Unrealized Losses 12 Months or Greater	Estimated Fair Value
	(In thousands)
Short term treasury bills	$81,929	$0	$0	$81,929
Short term certificates of deposit	14,442	0	0	14,442

	96,371	0	0	96,371
Long term auction rate securities	$75,000	$0	$(10,036)	$64,964

	As of October 2, 2010
	Cost	Unrealized Losses Less Than 12 Months	Unrealized Losses 12 Months or Greater	Estimated Fair Value
	(In thousands)
Short term treasury bills	$40,000	$0	$0	$40,000
Short term certificates of deposit	11,941	0	0	11,941

	51,941	0	0	51,941
Long term auction rate securities	$99,925	$0	$(12,786)	$87,139

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

As of October 1, 2011, the Company held financial instruments that are measured at fair value on a recurring basis. These included cash equivalents and available for sale securities. Cash equivalents consist of money market funds. Short term available for sale securities consist of government treasury bills and certificates of deposit. Long term available for sale securities consist of auction rate securities (“ARS”). These securities consist of federally insured student loan backed securities and insured municipal authority bonds.

The Company determined the estimated fair value of its investment in ARS as of October 1, 2011 using a discounted cash flow model. The assumptions used in preparing the discounted cash flow model include estimates for liquidity, interest rates, timing, credit ratings, credit wrap and amount of cash flows and expected holding periods of the ARS.

The following items are measured at fair value on a recurring basis as of October 1, 2011:

Description	October 1, 2011	Using Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
	Fair value measurements at reporting date (In thousands)
Cash equivalents	$53,144	$53,144	$0	$0
Current available for sale securities	85,294	85,294	0	0
Non-current available for sale securities	64,942	0	0	64,942

Total	$203,380	$138,438	$0	$64,942

The following items are measured at fair value on a recurring basis as of October 2, 2010:

Description	October 2, 2010	Using Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
	Fair value measurements at reporting date (In thousands)
Cash equivalents	$54,731	$54,731	$0	$0
Current available for sale securities	51,941	51,941	0	0
Non-current available for sale securities	87,139	0	0	87,139

Total	$193,811	$106,672	$0	$87,139

During the quarter ended October 1, 2011 there were no transfers of assets and liabilities between Level 1 (quoted priced in active markets for identical assets) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy. An impairment charge has been recorded that reduces the carrying amount of the applicable non-current assets of $75.0 million to their fair value of $64.9 million as of October 1, 2011. The following table presents the Company’s activity for assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended October 1, 2011:

Investments in ARS
(In thousands)
Balance as of July 2, 2011	$64,964
Total gains or (losses) (realized or unrealized)
Included in net income (loss)	0
Included in accumulated other comprehensive loss	(22)
Settlements	0

Balance as of October 1, 2011	$64,942

Non-Financial Assets:

The Company measures certain non-financial assets and liabilities, including long-lived assets, at fair value on a non-recurring basis. During the 13 weeks ended October 1, 2011 and October 2, 2010, the Company recorded no impairment charges and impairment charges of approximately $0.6 million, respectively, related to under-performing stores in its continuing operations. The fair market value of these assets was determined using the income approach and Level 3 inputs, which required management to make significant estimates about future operating plans and projected cash flows. Management estimates the amount and timing of future cash flows based on its experience and knowledge of the retail market in which each store operates. This impairment charge is included in selling, general and administrative expenses (“SG&A”) in the accompanying condensed consolidated statements of operations. The Company was not required to measure any other significant non-financial assets and liabilities at fair value.

INVENTORIES

The Company’s inventories consisted of:

	As of
	October 1, 2011	July 2, 2011	October 2, 2010
	(In thousands)
Raw materials	$1,341	$1,622	$719
Merchandise available for sale	36,003	31,826	37,072

Inventories, net	$37,344	$33,448	$37,791

CREDIT FACILITIES

The Company has an unsecured commercial line of credit agreement which provides for borrowings and issuance of letters of credit of up to a combined total of $25.0 million and expires on March 31, 2012. The outstanding balance bears interest at either the bank’s reference rate (which was 3.25% as of October 1, 2011) or the LIBOR rate (which was 0.22% as of October 1, 2011) plus 1.75 percentage points. As of October 1, 2011, there were no outstanding cash borrowings and there was $0.1 million of trade letters of credit outstanding as well as a $3.0 million outstanding stand-by letter of credit. To date, no beneficiary has drawn upon the stand-by letter of credit.

This credit facility requires the Company to maintain a $2.5 million compensating balance and to comply with certain financial covenants, including minimum tangible net worth, unencumbered liquid assets and profitability requirements, and certain restrictions on making loans and investments. As of October 1, 2011, the Company was in compliance with all financial covenants under this credit facility.

UNCERTAIN TAX POSITIONS

During the first quarter of fiscal 2011, the New York State Department of Taxation and Finance completed its review of the Company’s fiscal 2005 through 2007 state income tax returns, and as a result of this review the gross unrecognized tax benefits decreased approximately $0.7M. This decrease did not have a material effect on the Company’s effective tax rate or tax expense. The Company does not anticipate any significant changes to the unrecognized tax benefits over the next twelve month period.

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

	Three Months Ended
	October 1, 2011	October 2, 2010
	(In thousands)
Net income (loss)	$2,353	$(1,153)
Gain (loss) on available for sale securities, net of tax	(22)	275
Foreign currency translation adjustments	(2,720)	1,569

Total comprehensive income (loss), net of tax	$(389)	$691

EARNINGS PER SHARE

Basic earnings per share is computed as net earnings divided by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur from common shares issuable through the exercise of dilutive stock options.

The following is a reconciliation of the number of shares used in the basic and diluted earnings per share computations:

	Three Months Ended
	October 1, 2011	October 2, 2010
	(In thousands)
Basic weighted average number of shares outstanding	84,123	84,735
Incremental shares from the assumed issuance of stock options	125	98

Diluted weighted average number of shares outstanding	84,248	84,833

Excluded from the computation of the number of diluted weighted average shares outstanding were options to purchase 4,195,331 and 4,120,911 shares of common stock for the three months ended October 1, 2011 and October 2, 2010, respectively, which would have been anti-dilutive.

COMMON STOCK PURCHASES

In October 2008, the board of directors authorized a program to repurchase up to $30 million of the Company’s common stock. The Company intends, from time to time, as business conditions warrant, to purchase stock in the open market or through private transactions. Purchases may be increased, decreased or discontinued at any time without prior notice. The plan does not obligate the Company to repurchase any specific number of shares and may be suspended at any time at management’s discretion. No shares were repurchased during the three months ended October 1, 2011. During the three months ended October 2, 2010, the Company repurchased 2,137,344 shares at an average price per share of $5.84. The Company has repurchased the full authorization of $30 million of shares, but may repurchase additional shares in the future.

STOCK BASED COMPENSATION

The following table summarizes the stock based compensation expense recognized under the Company’s stock plan during the three months ended October 1, 2011 and October 2, 2010:

	Three Months Ended
	October 1, 2011	October 2, 2010
	(In thousands)
Stock options	$556	$1,040
Nonvested stock awards/units	49	41

Total stock based compensation expense	$605	$1,081

Unrecognized compensation cost related to nonvested stock options and nonvested stock awards/units totaled approximately $3.1 million and $0.2 million, respectively, as of October 1, 2011. This cost is expected to be recognized over a weighted average period of 3.0 years. The weighted average fair value of stock options at their grant date during the three months ended October 1, 2011 and October 2, 2010 was $2.78 and $2.27, respectively.

LEGAL MATTERS

As of the date of this filing, the Company is involved in ongoing legal proceedings as described below.

A former employee sued the Company in a complaint filed July 27, 2006 in the Superior Court of California, San Mateo County (case No. CIV 456550) alleging a failure to pay all wages, failure to pay overtime wages, failure to pay minimum wages, failure to provide meal periods, violation of Labor Code §450, violation of Labor Code §2802 and California Code of Regulations §11040(9)(A), statutory wage violations (late payment of wages), unlawful business practices under Business and Professions Code §16720 and §17200, conversion of wages and violation of Civil Code §52.1. The plaintiff purports to bring the action also on behalf of current and former California bebe employees who are similarly situated. The lawsuit seeks compensatory, statutory, punitive, restitution and injunctive relief. In September, 2011, the Court certified a class of store managers who allege they were required to buy and wear our product as a condition of employment and denied certification relating to claims of missed meal periods and rest breaks.

A former employee sued the Company in a complaint filed a second amended complaint on or about September 7, 2010 in the Superior Court of California, Los Angeles County (Case No. BC429140) alleging the Company failed to provide timely payments of commission payments, failed to provide adequate disclosure of its commission policy and wrongfully withheld commission payments. The plaintiff purports to bring the action also on behalf of current and former California bebe employees who are similarly situation. The lawsuit seeks compensatory, statutory, punitive, restitution and injunctive relief. The Court tentatively set February 2012 as the date to try the individual plaintiff’s claims. Named plaintiff has not yet made any attempt to certify a class in this matter.

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

We market our products under the bebe, BEBE SPORT, bbsp, and 2b bebe brand names through our 251 retail stores, of which 211 are bebe stores, 39 are 2b bebe stores and one is an on-line store at www.bebe.com as of October 1, 2011. These stores are located in 36 states, the District of Columbia, Puerto Rico, the U.S. Virgin Islands, Canada and Japan. In addition, our licensees operate 77 international stores as of October 1, 2011. During the three months ended October 1, 2011, we opened a bebe store and closed 2 bebe stores. We expect to open approximately 4 bebe stores and up to 7 2b bebe stores, including potential conversions from bebe to 2b, during fiscal 2012.

bebe stores. We were founded by Manny Mashouf, our Chief Executive Officer and Chairman of the Board. We opened our first store in San Francisco, California in 1976, which was also the year we incorporated.

PH8. In the fourth quarter of fiscal 2010, we decided to discontinue operations of our PH8 division, allowing us to focus our efforts on improving bebe sales and profitability, expanding internationally and continuing to develop our 2b bebe business. We closed all of our 49 PH8 stores during the first and second quarters of fiscal 2011, converting one store to a 2b bebe store. We have recorded the net costs associated with the disposition of these stores during fiscal 2011 as the stores closed and the related assets were disposed of. Prior year results for these stores have been classified within discontinued operations on our condensed consolidated statements of operations.

2b bebe stores. As of October 1, 2011, we operated 21 2b bebe stores and 18 stores operating in the outlet store design under the 2b bebe name. The stores operating in the 2b bebe design sell bebe logo, 2b bebe merchandise and a small percentage of bebe retail markdowns. The stores operating in the outlet design sell bebe logo, 2b bebe merchandise and a large percentage of bebe retail markdowns.

On-line. bebe.com is our on-line retail store and an extension of the bebe store experience that provides a complete assortment of bebe, BEBE SPORT and 2b bebe merchandise. It is also used as a vehicle to communicate with our clients.

CRITICAL ACCOUNTING POLICIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations are based upon our consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America.

The preparation of these financial statements requires the appropriate application of certain accounting policies, many of which require us to make estimates and assumptions about future events and their impact on amounts reported in our financial statements and related notes. Since future events and their impact cannot be determined with certainty, the actual results will inevitably differ from our estimates. Such differences could be material to the financial statements. We believe our application of accounting policies, and the estimates inherently required therein, are reasonable. Our most critical accounting policies are those related to revenue recognition, stock based compensation, inventories, marketable securities, impairment of long lived assets and uncertain tax positions. We continually evaluate these accounting policies and estimates, and we make adjustments when facts and circumstances dictate a change. Our accounting policies are described in Note 1 to the consolidated financial statements in our annual report on Form 10-K for the fiscal year ended July 2, 2011. This discussion and analysis should be read in conjunction with such discussion and with our condensed consolidated financial statements and related notes included in Part 1, Item 1 of this quarterly report.

RESULTS OF OPERATIONS

Our fiscal year is a 52 or 53 week period, each period ending on the first Saturday after June 30. Fiscal years 2012 and 2011 each include 52 weeks. The three months ended October 1, 2011 and October 2, 2010 each include 13 weeks.

The following table sets forth certain financial data as a percentage of net sales for the periods indicated:

	Three Months Ended
	October 1, 2011	October 2, 2010
Net sales	100.0%	100.0%
Cost of sales, including production and occupancy (1)	60.0	59.5

Gross margin	40.0	40.5
Selling, general and administrative expenses (2)	37.3	40.2

Operating income	2.7	0.3
Interest and other income, net	0.2	0.2

Income from continuing operations before income taxes	3.0	0.5
Income tax provision	1.1	0.2

Income from continuing operations, net of tax	1.9	0.3
Loss from discontinued operations, net of tax	0	(1.3)

Net income (loss)	1.9%	(1.0)%

(1)	Cost of sales includes the cost of merchandise, occupancy costs, distribution center costs and production costs.
(2)	Selling, general and administrative expenses primarily consist of non-occupancy store costs, corporate overhead and advertising costs.

Net Sales. Net sales from continuing operations increased to $126.3 million during the three months ended October 1, 2011 from $115.3 million for the comparable period of the prior year, an increase of $11.0 million, or 9.5%. The increase in net sales was primarily due to a 7.0% increase in comparable store sales driven by better customer acceptance of our bebe and 2b merchandise, as well as a $3.5 million increase in wholesale sales to international licensees.

	Three Months Ended
	October 1, 2011	October 2, 2010
Net sales (In thousands)	$126,272	$115,256
Total net sales increase (decrease) percentage	9.5%	(1.6)%
Comparable store sales increase (decrease) percentage (1)	7.0%	(4.7)%
Net sales per average square foot (2)	$115	$107
Square footage at end of period (in thousands)	1,008	1,014
Number of store locations:
Beginning of period	253	298
New store locations	0	2
Closed store locations	2	24
Number of stores open at end of period	251	276

(1)	We calculate comparable store sales by including the net sales of stores that have been open at least one year. Therefore, a store is included in the comparable store sales base beginning with its thirteenth month. Stores that have been expanded or remodeled by 15 percent or more or have been permanently relocated are excluded from the comparable store sales base. In addition, we calculate comparable store sales using a same day sales comparison. Beginning in the first quarter of fiscal 2012, we are reporting comparable store sales results inclusive of our on-line store. We believe that given the similar nature and process of inventory planning, allocation and return policy for the on-line store and all other retail stores, the inclusion of the on-line store is a more meaningful way of reporting our comparable store sales results. In addition, we have been implementing cross-channel marketing initiatives, which benefit all retail sales, including our on-line store. The inclusion of the on-line store did not change the comparable store percentage for the first quarter of fiscal 2011.
(2)	We calculate net sales per average square foot using net store sales and monthly average store square footage.

Gross Margin. Gross margin from continuing operations increased to $50.5 million during the three months ended October 1, 2011 from $46.6 million for the comparable period of the prior year, an increase of $3.9 million, or 8.4%. As a percentage of net sales, gross margin decreased to 40.0% for the three months ended October 1, 2011 from 40.5% in the comparable period of the prior year. The decrease in gross margin as a percentage of net sales was primarily due a decrease in initial mark-up and increases in inventory reserves and write-offs, offset by positive occupancy leverage. The decrease in gross margin continues to be driven by higher raw material and production costs, as well as the increase in 2b sales and international wholesale sales which are at a lower gross margin.

Selling, General and Administrative Expenses. Selling, general and administrative expenses from continuing operations increased to $47.0 million during the three months ended October 1, 2011 from $46.3 million for the comparable period of the prior year, an increase of $0.7 million, or 1.5%. As a percentage of net sales, selling, general and administrative expenses decreased to 37.3% during the three months ended October 1, 2011 from 40.2% in the comparable period of the prior year.

Provision for Income Taxes. The tax rate in the first quarter of 2011 was 37.2% compared to the rate for the comparable period of the prior year of 42.3%. The lower effective tax rate in the current quarter was primarily due to various discrete item differences, including tax credits claimed during the current quarter for prior year tax returns.

Discontinued Operations. In the fourth quarter of fiscal 2010, we decided to discontinue operations of the PH8 division, allowing us to focus our efforts on improving bebe sales and profitability, expanding internationally and continuing to develop its 2b bebe business. We closed 24 PH8 stores in the first fiscal quarter of 2011 and during the second fiscal quarter of 2011, closed the remaining 25 PH8 stores, converting one store to a 2b bebe store. The results of the PH8 stores closed to date, net of income tax benefit, which consists of 49 stores for the three months ended October 2, 2010, have been presented as a discontinued operation in the accompanying condensed consolidated statements of operations for all periods presented and are as follows:

	Three Months Ended
	October 1, 2011	October 2, 2010
	(In thousands)
Net sales	$0	$3,704
Cost of sales, including production and occupancy	0	3,777

Gross margin	0	(73)
Selling, general and administrative expenses	0	2,410

Loss from discontinued operation, before income tax benefit	0	(2,483)
Add: tax benefit	0	(1,003)

Loss from discontinued operations, net of tax benefit	$0	$(1,480)

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

LIQUIDITY AND CAPITAL RESOURCES

Our working capital requirements vary widely throughout the year and generally peak during the first and second fiscal quarters. As of October 1, 2011, we had approximately $251.9 million of cash and equivalents and investments on hand of which $101.6 million were cash and equivalents, approximately $71.9 million were invested in government treasury bills, approximately $13.4 million were invested in certificates of deposit and approximately $75.0 million, net of impairment charges of $10.1 million, were invested in auction rate securities (“ARS”). We do not anticipate the lack of liquidity in the ARS to impact our ability to fund our operations in the foreseeable future and believe we have sufficient cash and equivalents to fund ongoing operations. In addition, we have a revolving line of credit, under which we may borrow or issue letters of credit up to a combined total of $25 million. As of October 1, 2011, there were no cash borrowings outstanding under the line of credit, and letters of credit outstanding totaled $0.1 million of trade letters of credit as well as a $3.0 million stand-by letter of credit. This credit facility requires us to maintain a $2.5 million compensating balance and to comply with certain financial covenants, including minimum tangible net worth, unencumbered liquid assets and profitability requirements, and certain restrictions on making loans and investments. As of October 1, 2011, we were in compliance with all covenants in this credit facility.

As of October 1, 2011, we had cash and equivalents of $101.6 million held in accounts managed by third-party financial institutions consisting of invested cash and cash in our operating accounts. The invested cash is invested in interest bearing funds managed by third-party financial institutions. These funds invest in direct obligations of the government of the United States. To date, we have experienced no loss or lack of access to our invested cash or equivalents; however, we can provide no assurances that access to our invested cash and equivalents will not be impacted by adverse conditions in the financial markets.

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

Net cash provided by operating activities for the three months ended October 1, 2011 was $4.2 million versus net cash used in operating activities of $4.9 million for the three months ended October 2, 2010. The increase of $9.1 million from the comparable period was primarily due to an increase in net income of $3.5 million and increased changes in working capital of $7.3 million, primarily related to accounts payable and accrued expenses resulting from changes in the timing of new store opening costs.

Net cash provided by investing activities for the three months ended October 1, 2011 was $5.7 million versus $12.7 million provided by investing activities for the three months ended October 2, 2010. The decrease of $7.0 million versus the prior year comparable period was primarily due to higher purchases of investment securities combined with higher capital expenditures. We expect that total capital expenditures will be below $27 million in fiscal 2012, which will include capital expenditures for new stores, remodels, store expansions, information technology systems and office improvements.

Net cash used by financing activities was $1.9 million for the three months ended October 1, 2011 versus $98.5 million for the three months ended October 2, 2010. The decrease of $96.6 million from the prior year comparable period was primarily due to the prior year payout of the special $1 per share dividend declared in the fourth quarter of fiscal 2010 and the purchases of common stock made during the prior year quarter.

We hold a variety of interest bearing ARS consisting of federally insured student loan backed securities and insured municipal authority bonds. As of October 1, 2011, our ARS portfolio totaled approximately $64.9 million classified as available for sale securities. As of that date, our ARS portfolio included approximately 95% federally insured student loan backed securities and 5% municipal authority bonds and consisted of approximately 42% AAA rated investments, 7% AA rated investments, 36% A rated investments, 6% BBB rated investments and 9% CCC rated investments. As of July 2, 2011, the Company’s ARS consisted of 42% AAA rated investments, 7% AA rated investments, 35% A rated investments, 7% BBB rated investments and 9% CCC rated investments. These ARS investments are intended to provide liquidity via an auction process that resets the applicable interest rate at predetermined calendar intervals, allowing investors to either roll over their holdings or gain immediate liquidity by selling such interests at par. The uncertainties in the credit markets that began in February 2008 have affected our holdings in ARS investments and auctions for our investments in these securities have failed to settle on their respective settlement dates. Historically the fair value of ARS investments had approximated par value due to the frequent resets through the auction process. While we continue to earn interest on our ARS investments at the maximum contractual rate, these investments are not currently trading and therefore do not currently have a readily determinable market value. Accordingly, the estimated fair value of ARS no longer approximates par value. Consequently, the investments are not currently liquid, and we will not be able to access these funds until a future auction of these investments is successful, the issuer redeems the securities, or at maturity. Maturity dates for these ARS investments range from 2016 to 2044 with principal distributions occurring on certain securities prior to maturity.

We also hold short-term available for sale securities totaling $85.3 million at October 1, 2011 that consist of treasury bills and certificates of deposit.

In October 2008, the board of directors authorized a program to repurchase up to $30 million of our common stock. We intend, from time to time, as business conditions warrant, to purchase stock in the open market or through private transactions. Purchases may be increased, decreased or discontinued at any time without prior notice. The plan does not obligate us to repurchase any specific number of shares and may be suspended at any time at management’s discretion. No shares were repurchased during the three months ended October 1, 2011. During the three months ended October 2, 2010, we repurchased 2,137,344 shares at an average price per share of $5.84. We have repurchased the full authorization of $30 million of shares, but may repurchase additional shares in the future.

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

All highly liquid investments with a maturity of three months or less at the date of purchase are considered to be cash equivalents. Investments are considered short-term available for sale securities if the original maturity is between three months and twelve months, or long term investments if the original maturity is greater than twelve months. Historically the fair value of ARS investments had approximated par value due to the frequent resets through the auction process. While we continue to earn interest on our ARS investments at the maximum contractual rate, these investments are not currently trading and therefore do not currently have a readily determinable market value. Accordingly, the estimated fair value of ARS no longer approximates par value. We determined the estimated fair value of our investment in ARS as of October 1, 2011 using a discounted cash flow model to estimate the fair value of our investments in ARS. The assumptions used in preparing the discounted cash flow model include estimates for interest rates, timing and amount of cash flows and expected holding periods of the ARS. We have modified our investment strategy and increased our investments in more liquid money market investments.

The following table lists our cash, cash equivalents and investments as of October 1, 2011:

Fair Value
(Dollars in thousands)
Cash	$48,474
Weighted average interest rate	0.00%
Cash equivalents	$53,144
Weighted average interest rate	0.18%
Current available for sale securities	$85,294
Weighted average interest rate	0.32%
Non-current available for sale securities	$64,942
Weighted average interest rate	0.40%
Total	$251,854

The interest payable on outstanding cash borrowings under our bank line of credit is based on variable interest rates and is therefore affected by changes in market interest rates. If interest rates rise significantly, our results from operations and cash flows would not be materially affected since we have no outstanding borrowings.

Foreign Currency Risks

We enter into a significant amount of purchase obligations outside of the United States, substantially all of which are negotiated and settled in U.S. Dollars and, therefore, have only minimal exposure to foreign currency exchange risks. We also operate two subsidiaries for which the functional currency is the Canadian Dollar and the Japanese Yen. We translate assets and liabilities of these subsidiaries’ operations into U.S. Dollars at month-end rates, while we translate income and expenses at the weighted average exchange rates for the month. We record the related translation adjustments in accumulated other comprehensive income as a separate component of shareholders’ equity. Fluctuations in exchange rates therefore impact our financial condition and results of operations, as reported in U.S. Dollars. We do not hedge against foreign currency risks and believe that foreign currency exchange risk is immaterial.

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

There has been no change in our internal control over financial reporting during the quarter ended October 1, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Factors that might cause our actual results to differ materially from the forward looking statements discussed elsewhere in this report, as well as affect our ability to achieve our financial and other goals, include, but are not limited to, those set forth below. Except for changes to the general economic conditions risk factor, there have been no material changes in our risk factors from those disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended July 2, 2011.

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

9. Because Manny Mashouf beneficially owns a substantial portion of the outstanding shares, other shareholders may not be able to influence the direction the company takes. As of October 28, 2011, Manny Mashouf, our Chief Executive Officer and Chairman of the Board, beneficially owned approximately 55% of the outstanding shares of our common stock. As a result, he can control the election of directors and the outcome of all issues submitted to the shareholders. This may make it more difficult for a third party to acquire shares, may discourage acquisition bids, and could limit the price that certain investors might be willing to pay for shares of common stock. This concentration of stock ownership may have the effect of delaying, deferring or preventing a change in control of our company.

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

16. We may be required to record losses in future quarters as a result of the decline in value of our investments in auction rate securities or as a result of a change in our ability to hold our investments in auction rate securities. We hold a variety of interest bearing ARS comprised of federally insured student loan backed securities and insured municipal authority bonds. These ARS investments are intended to provide liquidity via an auction process that resets the applicable interest rate at predetermined calendar intervals, allowing investors to either roll over their holdings or gain immediate liquidity by selling such interests at par. The recent uncertainties in the credit markets that began in February 2008 have affected our holdings in ARS investments and the majority of auctions for our investments in these securities have failed to settle on their respective settlement dates. Consequently, $64.9 million of our ARS are not currently liquid and we will not be able to access these funds until a future auction of these investments is successful or securities are purchased or redeemed outside of the auction process. Maturity dates for these ARS investments range from 2016 to 2044, with principal distributions occurring on certain securities prior to maturity.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	RESERVED

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

(a) Exhibits. The following is a list of exhibits filed as part of this Report on Form 10-Q.

Exhibit	Description

31.1	Section 302 Certification of Chief Executive Officer.

31.2	Section 302 Certification of Chief Financial Officer.

32.1	Section 906 Certification of Chief Executive Officer.

32.2	Section 906 Certification of Chief Financial Officer.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Presentation Linkbase

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated November 10, 2011

bebe stores, inc.

/s/ Walter Parks
Walter Parks, Chief Operating Officer and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 906 Certification of Chief Executive Officer

32.2	Section 906 Certification of Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Presentation Linkbase