Form 10-Q
period 2011-12-31
bebe stores, inc.
filed 2012-02-09
CIK 1059272

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

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

The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding as of January 31, 2012 was 84,227,047.

bebe stores, inc.

PART I. FINANCIAL INFORMATION

ITEM 1.	Condensed Consolidated Financial Statements

bebe stores, inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(unaudited)

	As of December 31, 2011	As of July 2, 2011	As of January 1, 2011
Assets:
Current assets:
Cash and equivalents	$119,897	$95,177	$119,410
Available for sale securities	87,582	96,371	63,165
Receivables (net of allowance of $1,259, $1,247 and $1,241)	6,143	5,222	4,425
Inventories, net	30,756	33,448	29,989
Deferred income taxes, net	4,930	4,930	6,595
Prepaid and other	10,374	14,207	22,242

Total current assets	259,682	249,355	245,826
Available for sale securities	64,047	64,964	77,158
Property and equipment, net	90,127	92,500	92,463
Deferred income taxes, net	29,453	29,440	26,367
Intangible asset	912	885	0
Other assets	3,985	3,978	3,904

Total assets	$448,206	$441,122	$445,718

Liabilities and Shareholders’ Equity:
Current liabilities:
Accounts payable	$15,856	$17,684	$19,346
Accrued liabilities	32,186	26,974	30,566

Total current liabilities	48,042	44,658	49,912
Deferred rent and other lease incentives	37,306	38,152	38,844
Uncertain tax positions	2,226	2,059	2,615

Total liabilities	87,574	84,869	91,371

Commitments and contingencies
Shareholders’ equity:
Preferred stock-authorized 1,000,000 shares at $0.001 par value per share; no shares issued and outstanding	0	0	0
Common stock-authorized 135,000,000 shares at $0.001 par value per share; issued and outstanding 84,226,366, 84,096,558 and 84,041,609 shares	84	84	84
Additional paid-in capital	143,332	141,829	140,836
Accumulated other comprehensive loss	(1,899)	(5)	(3,021)
Retained earnings	219,115	214,345	216,448

Total shareholders’ equity	360,632	356,253	354,347

Total liabilities and shareholders’ equity	$448,206	$441,122	$445,718

See accompanying notes to condensed consolidated financial statements.

bebe stores, inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	December 31, 2011	January 1, 2011	December 31, 2011	January 1, 2011
Net sales	$151,987	$136,209	$278,259	$251,465
Cost of sales, including production and occupancy	91,067	85,743	166,853	154,368

Gross margin	60,920	50,466	111,406	97,097
Selling, general and administrative expenses	49,927	47,958	96,969	94,303

Operating income	10,993	2,508	14,437	2,794
Interest and other income, net	107	270	410	551

Income from continuing operations before income taxes	11,100	2,778	14,847	3,345
Income tax provision	4,539	1,150	5,932	1,390

Income from continuing operations, net of tax	6,561	1,628	8,915	1,955
Loss from discontinued operations, net of tax	0	(4,355)	0	(5,835)

Net income (loss)	$6,561	$(2,727)	$8,915	$(3,880)

Basic per share amounts:
Income from continuing operations, net of tax	$0.08	$0.02	$0.11	$0.02
Loss from discontinued operations, net of tax	0	(0.05)	0	(0.07)

Net income (loss)	$0.08	$(0.03)	$0.11	$(0.05)

Diluted per share amounts:
Income from continuing operations, net of tax	$0.08	$0.02	$0.11	$0.02
Loss from discontinued operations, net of tax	0	(0.05)	0	(0.07)

Net income (loss)	$0.08	$(0.03)	$0.11	$(0.05)

Basic weighted average shares outstanding	84,190	84,035	84,156	84,385
Diluted weighted average shares outstanding	84,323	84,134	84,284	84,483

See accompanying notes to condensed consolidated financial statements.

bebe stores, inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Six Months Ended
	December 31, 2011	January 1, 2011
Cash flows from operating activities:
Net income (loss)	$8,915	$(3,880)
Adjustments to reconcile net loss to cash used in operating activities:
Non-cash compensation expense	1,089	1,659
Depreciation and amortization	10,309	11,680
Non-cash charge for asset impairment	391	1,060
Net gain on disposal of property	(418)	(240)
Tax benefit from exercise of stock options and awards	166	119
Excess tax benefit from exercise of stock options and awards	(32)	(12)
Deferred rent and other lease incentives	(67)	(422)
Long term uncertain tax positions	167	(848)
Deferred income taxes	(366)	3,794
Changes in operating assets and liabilities:
Receivables	1,108	596
Inventories	2,668	3,577
Prepaid expenses and other	3,562	(3,784)
Accounts payable	(1,565)	(2,920)
Accrued liabilities	6,137	3,576

Net cash provided by operating activities	32,064	13,955

Cash flows from investing activities:
Purchase of property and equipment	(10,957)	(3,676)
Insurance proceeds from property and equipment	650	0
Purchase of marketable securities	(31,772)	(52,914)
Proceeds from sales of investment securities	40,817	68,088

Net cash provided (used) by investing activities	(1,262)	11,498

Cash flows from financing activities:
Proceeds from issuance of common stock	567	157
Excess tax benefit from exercise of stock options and awards	32	12
Cash dividends paid	(4,209)	(88,242)
Purchase of common stock	0	(12,472)

Net cash used by financing activities	(3,610)	(100,545)

Net increase (decrease) in cash and equivalents	27,192	(75,092)
Effect of exchange rate changes on cash	(2,472)	(188)
Cash and equivalents:
Beginning of period	95,177	194,690

End of period	$119,897	$119,410

See accompanying notes to condensed consolidated financial statements.

bebe stores, inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

INTERIM FINANCIAL STATEMENTS

The accompanying condensed consolidated balance sheets of bebe stores, inc. (the “Company”) as of December 31, 2011, July 2, 2011 and January 1, 2011, the condensed consolidated statements of operations for the three and six months ended December 31, 2011 and January 1, 2011 and the condensed consolidated statements of cash flows for the six months ended December 31, 2011 and January 1, 2011 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X, without audit. Accordingly, they do not include all of the information required by accounting principles generally accepted in the United States of America for annual financial statements. Therefore, these condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended July 2, 2011.

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

The three month periods ended December 31, 2011 and January 1, 2011 each include 13 weeks. The six month periods ended December 31, 2011 and January 1, 2011 each include 26 weeks.

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

Other Comprehensive Income

In June 2011, the FASB issued an accounting standards update to revise the manner in which entities present comprehensive income in their financial statements. This guidance requires entities to present each component of net income along with total net income, each component of other comprehensive income (“OCI”) along with a total for OCI, and a total amount for comprehensive income, either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This accounting standards update is effective for fiscal years beginning after December 15, 2011. The Company will adopt the provisions of this accounting standards update in the first quarter of fiscal 2013

DISCONTINUED OPERATION OF PH8 STORES

In the fourth quarter of fiscal 2010, the Company decided to discontinue operations of the PH8 division, allowing the Company to focus its efforts on improving bebe sales and profitability, expanding internationally and continuing to develop its 2b bebe business. The Company closed 24 PH8 stores in the first fiscal quarter of 2011 and during the second fiscal quarter of 2011, closed the remaining 25 PH8 stores. The results of the PH8 stores closed to date, net of income tax benefit, which consists of 49 stores, have been presented as a discontinued operation in the accompanying consolidated statements of operations for all periods presented and are as follows:

	Three Months Ended		Six Months Ended
	December 31, 2011	January 1, 2011	December 31, 2011	January 1, 2011
	(In thousands)
Net sales	$0	$4,146	$0	$7,850
Cost of sales, including production and occupancy	0	9,591	0	13,368

Gross margin	0	(5,445)	0	(5,518)
Selling, general and administrative expenses	0	1,706	0	4,116

Loss from discontinued operation, before income tax benefit	0	(7,151)	0	(9,634)
Income tax benefit	0	(2,796)	0	(3,799)

Loss from discontinued operations, net of tax benefit	$0	$(4,355)	$0	$(5,835)

Costs associated with exit or disposal activities are recorded when the liability is incurred. As of December 31, 2011, the Company has reserved $0.2 million for future costs associated with discontinued operations. This reserve has been included within the “Accrued liabilities” line in the Condensed Consolidated Balance Sheets.

INVESTMENTS

The Company’s investment portfolio consists of treasury bills, certificates of deposit and auction rate securities. The Company holds a variety of interest bearing auction rate securities (“ARS”) consisting of federally insured student loan backed securities and insured municipal authority bonds. As of December 31, 2011, the Company’s ARS portfolio totaled approximately $64.0 million classified as available for sale securities, net of a temporary impairment charge of $10.0 million. As of that date, the Company’s ARS portfolio included approximately 95% federally insured student loan backed securities and 5% municipal authority bonds and consisted of approximately 41% AAA rated investments, 7% AA rated investments, 36% A rated investments, 7% BBB rated investments and 9% CCC rated investments. As of July 2, 2011, the Company’s ARS consisted of 42% AAA rated investments, 7% AA rated investments, 35% A rated investments, 7% BBB rated investments and 9% CCC rated investments. These ARS investments are intended to provide liquidity via an auction process that resets the applicable interest rate at predetermined calendar intervals, allowing investors to either roll over their holdings or gain immediate liquidity by selling such interests at par. The uncertainties in the credit markets that began in February 2008 have affected the Company’s holdings in ARS investments and auctions for the Company’s investments in these securities have failed to settle on their respective settlement dates. Historically the fair value of ARS investments had approximated par value due to the frequent resets through the auction process. While the Company continues to earn interest on its ARS investments at the maximum contractual rate, these investments are not currently trading and therefore do not currently have a readily determinable market value. Accordingly, the estimated fair value of ARS no longer approximates par value. Consequently, the investments are not currently liquid, and the Company will not be able to access these funds until a future auction of these investments is successful, the issuer redeems the securities or at maturity. Maturity dates for these ARS investments range from 2016 to 2044 with principal distributions occurring on certain securities prior to maturity. To date, principal distributions and maturities of the securities held by the Company have all been at par value. During the three and six months ended December 31, 2011, $1.0 million of ARS were settled at par.

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

The following is a summary of our available for sale securities:

	As of December 31, 2011
	Cost	Unrealized Losses Less Than 12 Months	Unrealized Losses 12 Months or Greater	Estimated Fair Value
	(In thousands)
Short term treasury bills	$71,951	$0	$0	$71,951
Short term certificates of deposit	15,631	0	0	15,631

	87,582	0	0	87,582
Long term auction rate securities	$74,000	$0	$(9,953)	$64,047

	As of July 2, 2011
	Cost	Unrealized Losses Less Than 12 Months	Unrealized Losses 12 Months or Greater	Estimated Fair Value
	(In thousands)
Short term treasury bills	$81,929	$0	$0	$81,929
Short term certificates of deposit	14,442	0	0	14,442

	96,371	0	0	96,371
Long term auction rate securities	$75,000	$0	$(10,036)	$64,964

	As of January 1, 2011
	Cost	Unrealized Losses Less Than 12 Months	Unrealized Losses 12 Months or Greater	Estimated Fair Value
	(In thousands)
Short term treasury bills	$50,000	$0	$0	$50,000
Short term certificates of deposit	13,165	0	0	13,165

	63,165	0	0	63,165
Long term auction rate securities	$89,325	$0	$(12,167)	$77,158

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

As of December 31, 2011, the Company held financial instruments that are measured at fair value on a recurring basis. These included cash equivalents and available for sale securities. Cash equivalents consist of money market funds. Short term available for sale securities consist of government treasury bills and certificates of deposit. Long term available for sale securities consist of auction rate securities (“ARS”). These securities consist of federally insured student loan backed securities and insured municipal authority bonds.

The Company determined the estimated fair value of its investment in ARS as of December 31, 2011 using a discounted cash flow model. The assumptions used in preparing the discounted cash flow model include estimates for liquidity, interest rates, timing, credit ratings, credit wrap and amount of cash flows and expected holding periods of the ARS.

The following items are measured at fair value on a recurring basis as of December 31, 2011:

Description	December 31, 2011	Using Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
	Fair value measurements at reporting date
	(In thousands)
Cash equivalents	$54,655	$54,655	$0	$0
Current available for sale securities	87,582	87,582	0	0
Non-current available for sale securities	64,047	0	0	64,047

Total	$206,284	$142,237	$0	$64,047

The following items are measured at fair value on a recurring basis as of January 1, 2011:

Description	January 1, 2011	Using Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
	Fair value measurements at reporting date
	(In thousands)
Cash equivalents	$65,420	$65,420	$0	$0
Current available for sale securities	63,165	63,165	0	0
Non-current available for sale securities	77,158	0	0	77,158

Total	$205,743	$128,585	$0	$77,158

During the quarter ended December 31, 2011, there were no transfers of assets and liabilities between Level 1 (quoted prices in active markets for identical assets) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy. An impairment charge has been recorded in accumulated other comprehensive income that reduces the carrying amount of the applicable non-current assets of $74.0 million to their fair value of $64.0 million as of December 31, 2011. The following table presents the Company’s activity for assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended December 31, 2011:

	Three Months Ended December 31, 2011	Six Months Ended December 31, 2011
	(In thousands)
Balance at beginning of period	$64,942	$64,964
Total gains or (losses) (realized or unrealized)
Included in net loss	0	0
Included in accumulated other comprehensive loss	105	83
Settlements	(1,000)	(1,000)

Balance at end of period	$64,047	$64,047

Non-Financial Assets:

The Company measures certain non-financial assets and liabilities, including long-lived assets, at fair value on a non-recurring basis. During the 13 weeks ended December 31, 2011 and January 1, 2011, the Company recorded impairment charges of approximately $0.4 million and $0.5 million, respectively, related to under-performing stores in its continuing operations. During the 26 weeks ended December 31, 2011 and January 1, 2011, the Company recorded impairment charges of approximately $0.4 million and $1.1 million, respectively, related to under-performing stores in its continuing operations. The fair market value of these assets was determined using the income approach and level 3 inputs, which required management to make significant estimates about future operating plans and projected cash flows. Management estimates the amount and timing of future cash flows based on its experience and knowledge of the retail market in which each store operates. This impairment charge is included in selling, general and administrative expenses (“SG&A”) in the accompanying condensed consolidated statements of operations. The Company was not required to measure any other significant non-financial assets and liabilities at fair value.

INVENTORIES

The Company’s inventories consisted of:

	As of
	December 31, 2011	July 2, 2011	January 1, 2011
	(In thousands)
Raw materials	$654	$1,622	$492
Merchandise available for sale	30,102	31,826	29,497

Inventories, net	$30,756	$33,448	$29,989

CREDIT FACILITIES

The Company has an unsecured commercial line of credit agreement which provides for borrowings and issuance of letters of credit of up to a combined total of $25.0 million and expires on May 15, 2012. The outstanding balance bears interest at either the bank’s reference rate (which was 3.25% as of December 31, 2011) or the LIBOR rate (which was 0.27% as of December 31, 2011) plus 1.75 percentage points. As of December 31, 2011, there were no outstanding cash borrowings or trade letters of credit outstanding and $3.0 million of an outstanding stand-by letter of credit. To date, no beneficiary has drawn upon the stand-by letter of credit.

This credit facility requires the Company to maintain a $2.5 million compensating balance and to comply with certain financial covenants, including amounts for minimum tangible net worth, unencumbered liquid assets and profitability, and certain restrictions on making loans and investments. As of December 31, 2011, the Company was in compliance with all financial covenants.

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

	Three Months Ended		Six Months Ended
	December 31, 2011	January 1, 2011	December 31, 2011	January 1, 2011
	(In thousands)
Net income (loss)	$6,561	$(2,727)	$8,915	$(3,880)
Gain on available for sale securities	105	619	83	894
Accumulated translation adjustments	(743)	992	(1,977)	2,561

Total comprehensive income (loss)	$5,923	$(1,116)	$7,021	$(425)

EARNINGS PER SHARE

Basic earnings per share is computed as net earnings divided by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur from common shares issuable through the exercise of dilutive stock options.

The following is a reconciliation of the number of shares used in the basic and diluted earnings per share computations:

	Three Months Ended		Six Months Ended
	December 31, 2011	January 1, 2011	December 31, 2011	January 1, 2011
	(In thousands)
Basic weighted average number of shares outstanding	84,190	84,035	84,156	84,385
Incremental shares from the assumed issuance of stock options	133	99	128	98

Diluted weighted average number of shares outstanding	84,323	84,134	84,284	84,483

Excluded from the computation of the number of diluted weighted average shares outstanding were options to purchase 4,282,954 and 4,356,782 shares of common stock for the three months ended December 31, 2011 and January 1, 2011, respectively, and 4,171,436 and 4,276,992 for the six months ended December 31, 2011 and January 1, 2011, respectively, which would have been anti-dilutive.

COMMON STOCK PURCHASES

In October 2008, the board of directors authorized a program to repurchase up to $30 million of the Company’s common stock. No shares were repurchased during the three or the six months ended December 31, 2011. No shares were repurchased during the three months ended January 1, 2011 and during the six months ended January 1, 2011, 2,137,344 shares were repurchased at an average price per share of $5.84. The Company has repurchased the full authorization of $30 million of shares, but may authorize the repurchase of additional shares in the future.

STOCK BASED COMPENSATION

The following table summarizes the stock based compensation expense recognized under the Company’s stock plan during the three months and the six months ended December 31, 2011 and January 1, 2011:

	Three Months Ended		Six Months Ended
	December 31, 2011	January 1, 2011	December 31, 2011	January 1, 2011
	(In thousands)
Stock options	$425	$499	$981	$1,539
Nonvested stock awards/units	59	79	108	120

Total stock based compensation expense	$484	$578	$1,089	$1,659

Unrecognized compensation cost related to nonvested stock options and nonvested stock awards/units totaled approximately $3.3 million and $0.2 million, respectively, as of December 31, 2011. This cost is expected to be recognized over a weighted average period of 3.0 years. The weighted average fair value of stock options at their grant date during the three months ended December 31, 2011 and January 1, 2011 was $2.78 and $2.35, respectively. For the six month periods ended December 31, 2011 and January 1, 2011, the weighted average fair value of stock options at their grant date was $2.78 and $2.30, respectively.

LEGAL MATTERS

As of the date of this filing, the Company is involved in ongoing legal proceedings as described below.

A former employee sued the Company in a complaint filed July 27, 2006 in the Superior Court of California, San Mateo County (case No. CIV 456550) alleging a failure to pay all wages, failure to pay overtime wages, failure to pay minimum wages, failure to provide meal periods, violation of Labor Code §450, violation of Labor Code §2802 and California Code of Regulations §11040(9)(A), statutory wage violations (late payment of wages), unlawful business practices under Business and Professions Code §16720 and §17200, conversion of wages and violation of Civil Code §52.1. The plaintiff purports to bring the action also on behalf of current and former California bebe employees who are similarly situated. The lawsuit seeks compensatory, statutory, punitive, restitution and injunctive relief. In September 2011, the Court certified a class of store managers who allege they were required to buy and wear our product as a condition of employment and denied certification relating to claims of missed meal periods and rest breaks. The Court has scheduled a hearing for our Motion for Summary Judgment for February 2012 and trial for March 2012.

A former employee sued the Company in a complaint filed a second amended complaint on or about September 7, 2010 in the Superior Court of California, Los Angeles County (Case No. BC429140) alleging that the Company failed to provide timely payments of commission payments, failed to provide adequate disclosure of its commission policy and wrongfully withheld commission payments. The plaintiff purports to bring the action also on behalf of current and former California bebe employees who are similarly situation. The lawsuit seeks compensatory, statutory, punitive, restitution and injunctive relief. The Court rescheduled the trial date regarding plaintiff’s individual claims for June 2012. Named plaintiff has not yet made any attempt to certify a class in this matter.

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

We market our products under the bebe, BEBE SPORT, bbsp and 2b bebe brand names through our 256 retail stores, of which 213 are bebe stores, including an on-line store at www.bebe.com, and 43 are 2b bebe stores, including an on-line store at www.2bstores.com, as of December 31, 2011. These stores are located in 36 states, the District of Columbia, Puerto Rico, the U.S. Virgin Islands, Canada and Japan. In addition, our licensees operate 104 international point-of-sale locations in 19 countries as of December 31, 2011. During the six months ended December 31, 2011, we opened a bebe store and three 2b bebe stores, as well as migrated our 2b product offerings from www.bebe.com to www.2bstores.com. During the remainder of fiscal 2012, we expect to open approximately 3 bebe stores and up to 4 2b bebe stores, including 1 potential conversion from bebe to 2b bebe, as well our international licensees are anticipated to grow by up to 10 point-of-sale locations.

bebe stores. We were founded by Manny Mashouf, our Chief Executive Officer and Chairman of the Board. We opened our first store in San Francisco, California in 1976, which was also the year we incorporated. bebe.com is our bebe on-line retail store and an extension of the bebe store experience that provides a complete assortment of bebe and BEBE SPORT merchandise and is used as a vehicle to communicate with our clients.

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

2b bebe stores. As of December 31, 2011, we operated 24 2b bebe stores and 18 stores operating in the outlet store design under the 2b bebe name. The stores operating in the 2b bebe design sell bebe logo, 2b bebe merchandise and a small percentage of bebe retail markdowns. The stores operating in the outlet design sell bebe logo, 2b bebe merchandise and a large percentage of bebe retail markdowns. 2bstores.com is our 2b bebe on-line retail store and an extension of the 2b bebe store experience that provides a complete assortment of 2b bebe merchandise and is also used as a vehicle to communicate with our clients.

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

RESULTS OF OPERATIONS

Our fiscal year is a 52 or 53 week period, each period ending on the first Saturday after June 30. Fiscal years 2012 and 2011 each include 52 weeks. The three months ended December 31, 2011 and January 1, 2011 each include 13 weeks. The six months ended December 31, 2011 and January 1, 2011 each include 26 weeks.

The following table sets forth certain financial data as a percentage of net sales for the periods indicated:

	Three Months Ended		Six Months Ended
	December 31, 2011	January 1, 2011	December 31, 2011	January 1, 2011
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales, including production and occupancy (1)	59.9	62.9	60.0	61.4

Gross margin	40.1	37.1	40.0	38.6
Selling, general and administrative expenses (2)	32.8	35.3	34.8	37.5

Operating income	7.2	1.8	5.2	1.1
Interest and other income, net	0.1	0.2	0.1	0.2

Income from continuing operations before income taxes	7.3	2.0	5.3	1.3
Provision for income taxes	3.0	0.8	2.1	0.5

Income from continuing operations, net of tax	4.3	1.2	3.2	0.8
Loss from discontinued operations, net of tax	0	(3.2)	0	(2.3)

Net income (loss)	4.3%	(2.0)%	3.2%	(1.5)%

(1)	Cost of sales includes the cost of merchandise, occupancy costs, distribution center costs and production costs.
(2)	Selling, general and administrative expenses primarily consist of non-occupancy store costs, corporate overhead and advertising costs.

Net Sales. Net sales from continuing operations increased to $152.0 million during the three months ended December 31, 2011 from $136.2 million for the comparable period of the prior year, an increase of $15.8 million, or 11.6%. The increase in net sales was primarily due to a 9.6% increase in comparable store sales driven by better customer acceptance of our bebe and 2b merchandise, as well as a $2.9 million increase in wholesale sales to our international licensees.

For the six months ended December 31, 2011, net sales from continuing operations increased to $278.3 million from $251.5 million for the comparable period of the prior year, an increase of $26.8 million, or 10.7%. The increase in net sales was primarily due to an 8.4% increase in comparable store sales driven by better customer acceptance of our bebe and 2b merchandise, as well as a $6.3 million increase in wholesale sales to our international licensees.

	Three Months Ended		Six Months Ended
	December 31, 2011	January 1, 2011	December 31, 2011	January 1, 2011
Net sales (In thousands)	$151,987	$136,209	$278,259	$251,465
Total net sales increase percentage	11.6%	3.3%	10.7%	1.0%
Comparable store increase (decrease) percentage (1)	9.6%	0.0%	8.4%	(2.3)%
Net sales per average square foot (2)	$125	$116	$227	$215
Square footage at end of period (In thousands)	1,018	1,022	1,018	1,022
Number of store locations:
Beginning of period	251	276	253	298
New store locations	5	2	5	4
Closed store locations (3)	0	25	2	49
Number of stores open at end of period	256	253	256	253

(1)	We calculate comparable store sales by including the net sales of stores that have been open at least one year. Therefore, a store is included in the comparable store sales base beginning with its thirteenth month. Stores that have been expanded or remodeled by 15 percent or more or have been permanently relocated are excluded from the comparable store sales base. In addition, we calculate comparable store sales using a same day sales comparison. Beginning in the first quarter of fiscal 2012, we are reporting comparable store sales results inclusive of our on-line stores. We believe that given the similar nature and process of inventory planning, allocation and return policy for the on-line stores and all other retail stores, the inclusion of the on-line stores is a more meaningful way of reporting our comparable store sales results. In addition, we have been implementing cross-channel marketing initiatives, which benefit all retail sales, including our on-line stores. The inclusion of the on-line stores increased the comparable store percentage by 3.2% and 3.0% for the three and six month periods ended December 31, 2011.
(2)	We calculate net sales per average square foot using net store sales less on-line net sales and monthly average store square footage.
(3)	In fiscal 2011, closed store locations relate to the discontinuation of PH8 operations.

Gross Margin. Gross margin from continuing operations increased to $60.9 million during the three months ended December 31, 2011 from $50.5 million for the comparable period of the prior year, an increase of $10.4 million, or 20.6%. As a percentage of net sales, gross margin increased to 40.1% for the three months ended December 31, 2011 from 37.1% in the comparable period of the prior year. The increase in gross margin as a percentage of net sales was primarily due to an increase in merchandise margin, coupled with a positive occupancy leverage, partially offset by an increase in reserves and write offs. The increase in merchandise margin was fueled by lower markdowns, partially offset by the growth of 2b and international wholesale sales which were at a lower merchandise margin.

For the six months ended December 31, 2011, gross margin from continuing operations increased to $111.4 million from $97.1 million for the comparable period of the prior year, an increase of $14.3 million, or 14.7%. As a percentage of net sales, gross margin from continuing operations increased to 40.0% for the six months ended December 31, 2011 from 38.6% in the comparable period of the prior year. The increase in gross margin as a percentage of net sales was primarily due to an increase in merchandise margin, coupled with a positive occupancy leverage, partially offset by an increase in reserves and write offs. The increase in merchandise margin was fueled by lower markdowns, partially offset by the growth of 2b and international wholesale sales which were at a lower merchandise margin.

Selling, General and Administrative Expenses. Selling, general and administrative expenses from continuing operations increased to $49.9 million during the three months ended December 31, 2011 from $48.0 million for the comparable period of the prior year, an increase of $1.9 million, or 4.0%. As a percentage of net sales, selling, general and administrative expenses decreased to 32.8% during the three months ended December 31, 2011 from 35.2% in the comparable period of the prior year. The decrease over the prior year was primarily due to insurance proceeds combined with lower impairment and store closure costs. The dollar increase over the prior year was primarily due to higher compensation expenses partially offset by insurance proceeds combined with lower impairment and store closure costs.

For the six months ended December 31, 2011, selling, general and administrative expenses from continuing operations increased to $97.0 million from $94.3 million for the comparable period of the prior year, an increase of $2.7 million, or 2.9%. As a percentage of net sales, selling, general and administrative expenses decreased to 34.8% from 37.5% in the comparable period of the prior year. The decrease over the prior year primarily related to insurance proceeds combined with lower impairment and store closure costs. The dollar increase over the prior year was primarily due to higher compensation expenses partially offset by insurance proceeds combined with lower impairment and store closure costs.

Provision for Income Taxes. Our effective tax rate from continuing operations decreased to 40.9% for the three months ended December 31, 2011 from 41.4% for the comparable period in the prior year.

For the six months ended December 31, 2011, our effective tax rate from continuing operations decreased to 40.0% from 41.6% for the comparable period for the prior year. The lower tax rate in the current year was primarily due to the tax benefit related to state tax credits recorded in the first quarter of fiscal 2012 as well as permanent items having a smaller overall effect as a result of higher pre-tax income.

Discontinued Operations. In the fourth quarter of fiscal 2010 we decided to discontinue operations of the PH8 division, allowing us to focus our efforts on improving bebe sales and profitability, expanding internationally and continuing to develop our 2b bebe business. We closed 24 PH8 stores in the first fiscal quarter of 2011 and during the second fiscal quarter of 2011, closed the remaining 25 PH8 stores. The results of the PH8 stores closed to date, net of income tax benefit, which consists of 49 stores for the three and six months ended January 1, 2011, have been presented as a discontinued operation in the accompanying consolidated statements of operations for all periods presented and are as follows:

	Three Months Ended		Six Months Ended
	December 31, 2011	January 1, 2011	December 31, 2011	January 1, 2011
	(In thousands)
Net sales	$0	$4,146	$0	$7,850
Cost of sales, including production and occupancy	0	9,591	0	13,368

Gross margin	0	(5,445)	0	(5,518)
Selling, general and administrative expenses	0	1,706	0	4,116

Loss from discontinued operation, before income tax benefit	0	(7,151)	0	(9,634)
Income tax benefit	0	(2,796)	0	(3,799)

Loss from discontinued operations, net of tax benefit	$0	$(4,355)	$0	$(5,835)

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

LIQUIDITY AND CAPITAL RESOURCES

Our working capital requirements vary widely throughout the year and generally peak during the first and second fiscal quarters. As of December 31, 2011, we had approximately $271.5 million of cash and equivalents and investments on hand of which $119.9 million were cash and equivalents, approximately $72.0 million were invested in government treasury bills, approximately $15.6 million were invested in certificates of deposit and approximately $64.0 million, net of temporary impairment charges of $10.0 million, were invested in auction rate securities (“ARS”). We do not anticipate the lack of liquidity in the ARS to impact our ability to fund our operations in the foreseeable future and believe we have sufficient cash and equivalents to fund ongoing operations. In addition, we have a revolving line of credit, under which we may borrow or issue letters of credit up to a combined total of $25 million. As of December 31, 2011, there were no cash borrowings outstanding under the line of credit, no trade letters of credit outstanding and $3.0 million in a stand-by letter of credit outstanding. This credit facility requires us to maintain a $2.5 million compensating balance and to comply with certain financial covenants, including amounts for minimum tangible net worth, unencumbered liquid assets and profitability, and certain restrictions on making loans and investments. As of December 31, 2011, we were in compliance with all covenants in this credit facility.

As of December 31, 2011, we had cash and equivalents of $119.9 million held in accounts managed by third-party financial institutions consisting of invested cash and cash in our operating accounts. The invested cash is invested in interest bearing funds managed by third-party financial institutions. These funds invest in direct obligations of the government of the United States. To date, we have experienced no loss or lack of access to our invested cash or equivalents; however, we can provide no assurances that access to our invested cash and equivalents will not be impacted by adverse conditions in the financial markets.

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

Net cash provided by operating activities for the six months ended December 31, 2011 was $32.1 million versus $14.0 million for the six months ended January 1, 2011. The increase of $18.1 million from the comparable period was due to an overall increase in net income of $12.8 million over the prior period, an associated decrease in our prepaid income tax balance over the prior year primarily related to net income in the current period, as well as an increase in receivables related to the timing of payments from our international licensees. These increases have been partially offset by non-cash decreases to deferred income tax assets due to the change in bonus depreciation rules that occurred in the prior period.

Net cash used by investing activities for the six months ended December 31, 2011 was $1.3 million versus $11.5 million provided by investing activities for the six months ended January 1, 2011. The decrease of $12.8 million versus the prior year comparable period was primarily due to increased investments in property and equipment. We expect that total capital expenditures will be approximately $27 million in fiscal 2012, which will include capital expenditures for new stores, remodels, store expansions, information technology systems and office improvements. In addition, we are negotiating to purchase our distribution center in Benicia, CA.

Net cash used by financing activities was $3.6 million for the six months ended December 31, 2011 versus $100.5 million for the six months ended January 1, 2011. The decrease of $96.9 million from the prior year comparable period was primarily due to the prior year payout of the special $1 per share dividend declared in the fourth quarter of fiscal 2010 and the purchases of our common stock made during the prior year period.

We hold a variety of interest bearing ARS consisting of federally insured student loan backed securities and insured municipal authority bonds. As of December 31, 2011, our ARS portfolio totaled approximately $64.0 million classified as available for sale securities. As of that date, our ARS portfolio included approximately 95% federally insured student loan backed securities and 5% municipal authority bonds and consisted of approximately 41% AAA rated investments, 7% AA rated investments, 36% A rated investments, 7% BBB rated investments and 9% CCC rated investments. As of July 2, 2011, our ARS portfolio consisted of 42% AAA rated investments, 7% AA rated investments, 35% A rated investments, 7% BBB rated investments and 9% CCC rated investments. These ARS investments are intended to provide liquidity via an auction process that resets the applicable interest rate at predetermined calendar intervals, allowing investors to either roll over their holdings or gain immediate liquidity by selling such interests at par. The uncertainties in the credit markets that began in February 2008 have affected our holdings in ARS investments and auctions for our investments in these securities have failed to settle on their respective settlement dates. Historically the fair value of ARS investments had approximated par value due to the frequent resets through the auction process. While we continue to earn interest on our ARS investments at the maximum contractual rate, these investments are not currently trading and therefore do not currently have a readily determinable market value. Accordingly, the estimated fair value of ARS no longer approximates par value. Consequently, the investments are not currently liquid, and we will not be able to access these funds until a future auction of these investments is successful, the issuer redeems the securities, or at maturity. Maturity dates for these ARS investments range from 2016 to 2044 with principal distributions occurring on certain securities prior to maturity. During the three and six months ended December 31, 2011, $1.0 million of ARS were settled at par.

We also hold short-term available for sale securities totaling $87.6 million at December 31, 2011 that consist of treasury bills and certificates of deposit.

In October 2008, our board of directors authorized a program to repurchase up to $30 million of our common stock. No shares were repurchased during the six months ended December 31, 2011. During the six months ended January 1, 2011, we repurchased 2,137,344 shares at an average price per share of $5.84. We have repurchased the full authorization of $30 million of shares, but may repurchase additional shares in the future.

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

Interest Rate Risk

We currently maintain a portfolio of variable interest rate investments consisting of cash equivalents, government treasury bills, guaranteed investment certificates and both short term and long term investments consisting of ARS. According to our investment policy, we may invest in taxable and tax-exempt instruments. In addition, the policy establishes limits on credit quality, maturity, issuer and type of instrument. Marketable securities are classified as “trading” or “available for sale”. We do not use derivative financial instruments in our investment portfolio.

All highly liquid investments with a maturity of three months or less at the date of purchase are considered to be cash equivalents. Investments are considered short-term available for sale securities if the original maturity is between three months and twelve months, or long term investments if the original maturity is greater than twelve months. Historically the fair value of ARS investments had approximated par value due to the frequent resets through the auction process. While we continue to earn interest on our ARS investments at the maximum contractual rate, these investments are not currently trading and therefore do not currently have a readily determinable market value. Accordingly, the estimated fair value of ARS no longer approximates par value. We determined the estimated fair value of our investment in ARS as of December 31, 2011 using a discounted cash flow model to estimate the fair value of our investments in ARS. The assumptions used in preparing the discounted cash flow model include estimates for interest rates, timing and amount of cash flows and expected holding periods of the ARS. We have modified our investment strategy and increased our investments in more liquid money market investments.

The following table lists our cash, cash equivalents and investments as of December 31, 2011:

Fair Value
(Dollars in thousands)
Cash	$65,242
Weighted average interest rate	0.00%
Cash equivalents	$54,655
Weighted average interest rate	0.18%
Current available for sale securities	$87,582
Weighted average interest rate	0.36%
Non-current available for sale securities	$64,047
Weighted average interest rate	0.37%
Total	$271,526

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

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Factors that might cause our actual results to differ materially from the forward looking statements discussed elsewhere in this report, as well as affect our ability to achieve our financial and other goals, include, but are not limited to, those set forth below. Except for the addition of the security risk factor, there have been no material changes in our risk factors from those disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended July 2, 2011.

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

4. We face significant competition in the retail and apparel industry, which could harm our sales and profitability. The retail and apparel industries are highly competitive and are characterized by low barriers to entry. We expect competition in our markets to increase. The primary competitive factors in our markets are: brand name recognition, sourcing, product styling, quality, presentation and pricing, timeliness of product development and delivery, store ambiance, customer service and convenience. We compete with traditional department stores, specialty store retailers, lower price point retailers, business to consumer websites, off-price retailers and direct marketers for, among other things, raw materials, market share, retail space, finished goods, sourcing and personnel. Because many of these competitors are larger and have substantially greater financial, distribution and marketing resources than we do or maintain comparatively lower cost of operations, we may lack the resources to adequately compete with them. If we fail to remain competitive in any way, it could harm our business, financial condition and results of operations.

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

6. We cannot assure that future store openings will be successful and new store openings may impact existing stores. We expect to open approximately 11 stores for bebe and 2b bebe in fiscal 2012 as well as up to 60 international licensee operated point-of-sale locations. In the past, we have closed stores as a result of poor performance, and we cannot assure that the stores that we plan to open in fiscal 2012, or any other stores that we might open in the future, will be successful or that our overall operating profit will increase as a result of opening these stores. During fiscal 2011, we closed 55 stores, primarily due to the PH8 discontinued operations discussed previously, and during fiscal 2012, we anticipate closing up to 11 stores. Most of our new store openings in fiscal 2012 will be in existing markets. These openings may affect the existing stores’ net sales and profitability. Our failure to predict accurately the demographic or retail environment at any future store location could have a material adverse effect on our business, financial condition and results of operations.

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

9. Because Manny Mashouf beneficially owns a substantial portion of the outstanding shares, other shareholders may not be able to influence the direction the company takes. As of January 31, 2012, Manny Mashouf, our Chief Executive Officer and Chairman of the Board, beneficially owned approximately 54% of the outstanding shares of our common stock. As a result, he can control the election of directors and the outcome of all issues submitted to the shareholders. This may make it more difficult for a third party to acquire shares, may discourage acquisition bids, and could limit the price that certain investors might be willing to pay for shares of common stock. This concentration of stock ownership may have the effect of delaying, deferring or preventing a change in control of our company.

10. We rely on information technology, the disruption of which could adversely impact our business. We rely on various information systems to help manage our operations and regularly assess the cost-benefit analysis associated with making additional investments to upgrade, enhance or replace such systems. If at any time we do not have adequate systems in place, or should we experience any delays or difficulties in transitioning to these or other new systems, or in integrating these systems with our current systems, or we experience any other disruptions affecting our information systems, we could experience a material adverse impact on our business. Should we experience unauthorized access, disclosure or use of any of our systems, or if our security controls, computer assets and sensitive data, including client data, are breached, this could also damage our reputation with our clients. Further, with increased technology and other patent litigation hitting the industry, and especially given our reliance on our vendor’s purported ownership of third party software we license, we face the potential of receiving claims that the technology we use or license infringes on another’s proprietary rights. Should this occur, and while we may secure indemnification rights in certain transactions, we may be subject to having to defend ourselves from such claims and/or be subject to unanticipated license fees or the necessity to transition away from technology we are using or abandon such use altogether.

11. We are subject to risks associated with our on-line sales. We operate on-line stores at www.bebe.com and www.2bstores.com to sell our merchandise. Although our on-line sales encompass a relatively small percentage of our total sales, our on-line operations are subject to numerous risks, including unanticipated operating problems, reliance on third-party computer hardware and software providers and system failures. The on-line operations also involve other risks that could have an impact on our results of operations including but not limited to diversion of sales from our other stores, rapid technological change, liability for on-line content, credit card fraud and loss of sensitive data. In addition, with the migration to a third-party platform for our bebe.com store, we no longer have direct control of certain aspects of our on-line business. We cannot assure that our on-line stores will continue to achieve sales and profitability growth or even remain at their current level.

12. We are subject to cyber-security risks and may incur increasing costs in an effort to minimize those risks and to respond to cyber incidents. There is an increased dependence on digital technologies by public companies and an increasing frequency and severity of cyber incidents. Our business involves the storage and transmission of customers’ personal information, consumer preferences and credit card information. We also use mobile devices, social networking and other online activities to connect with our customers. While we have implemented measures to prevent security breaches and cyber incidents, given the ever increasing abilities of those intent on breaching cyber-security measures and given our reliance on the security and other efforts of third-party vendors, the total security effort at any point in time may not be completely effective and any such security breaches and cyber incidents could adversely affect our business.

13. Any serious disruption at our major facilities could have a harmful effect on our business. We currently operate a corporate office in Brisbane, California, a distribution facility in Benicia, California, and a design studio in Los Angeles, California. Any serious disruption at these facilities whether due to construction, relocation, fire, earthquake, terrorist acts or otherwise could harm our operations and could negatively affect our business and results of operations. Furthermore, we have little experience operating essential functions away from our main corporate offices and are uncertain what effect operating such satellite facilities might have on business, personnel and results of operations.

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

15. If we are not able to protect our intellectual property our ability to capitalize on the value of our brand name may be impaired. Even though we take actions to establish, register and protect our trademarks and other proprietary rights, we cannot assure you that we will be successful or that others will not imitate our products or infringe upon our intellectual property rights. In addition, we cannot assure that others will not resist or seek to block the sale of our products as infringements of their trademark and proprietary rights.

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

16. If an independent manufacturer violates labor or other laws, or is accused of violating any such laws, or if their labor practices diverge from those generally accepted as ethical, it could harm our business and brand image. While we maintain a policy to monitor the operations of our independent manufacturers by having an independent firm inspect these manufacturing sites, and all manufacturers are contractually required to comply with such labor practices, we cannot control the actions or the public’s perceptions of such manufacturers, nor can we assure that these manufacturers will conduct their businesses using ethical or legal labor practices. Apparel companies, in certain conditions, may be held jointly liable for the wrongdoings of the manufacturers of their products. While we do not control our manufacturers’ employment conditions or business practices, and the manufacturers act in their own interest, they may act in a manner that results in negative public perceptions of us and/or employee allegations or court determinations that we are jointly liable.

17. We may be required to record losses in future quarters as a result of the decline in value of our investments in auction rates securities or as a result of a change in our ability to hold our investments in auction rate securities. We hold a variety of interest bearing ARS comprised of federally insured student loan backed securities and insured municipal authority bonds. These ARS investments are intended to provide liquidity via an auction process that resets the applicable interest rate at predetermined calendar intervals, allowing investors to either roll over their holdings or gain immediate liquidity by selling such interests at par. The recent uncertainties in the credit markets that began in February 2008 have affected our holdings in ARS investments and the majority of auctions for our investments in these securities have failed to settle on their respective settlement dates. Consequently, $64.0 million of our ARS are not currently liquid and we will not be able to access these funds until a future auction of these investments is successful or securities are purchased or redeemed outside of the auction process. Maturity dates for these ARS investments range from 2016 to 2044, with principal distributions occurring on certain securities prior to maturity.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	RESERVED

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

(a) Exhibits. The following is a list of exhibits filed as part of this Report on Form 10-Q.

Exhibit	Description

31.1	Section 302 Certification of Chief Executive Officer.

31.2	Section 302 Certification of Chief Financial Officer.

32.1	Section 906 Certification of Chief Executive Officer.

32.2	Section 906 Certification of Chief Financial Officer.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Calculation Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Presentation Linkbasae

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated February 9, 2012

bebe stores, inc.

/s/ Walter Parks
Walter Parks, Chief Operating Officer and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 906 Certification of Chief Executive Officer

32.2	Section 906 Certification of Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Calculation Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Presentation Linkbasae