Form 10-Q
period 2012-03-31
bebe stores, inc.
filed 2012-05-10
CIK 1059272

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding as of April 30, 2012 was 84,335,141.

bebe stores, inc.

PART I. FINANCIAL INFORMATION

ITEM 1.	Condensed Consolidated Financial Statements

bebe stores, inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(unaudited)

	As of March 31, 2012	As of July 2, 2011	As of April 2, 2011
Assets:
Current assets:
Cash and equivalents	$113,239	$95,177	$88,251
Available for sale securities	79,926	96,371	85,519
Receivables (net of allowance of $1,255, $1,247 and $1,242)	6,196	5,222	4,658
Inventories, net	34,234	33,448	34,051
Deferred income taxes, net	4,930	4,930	6,595
Prepaid and other	12,807	14,207	20,376

Total current assets	251,332	249,355	239,450
Available for sale securities	64,410	64,964	73,747
Property and equipment, net	93,871	92,500	89,801
Deferred income taxes, net	32,534	29,440	27,125
Intangible assets	912	885	885
Other assets	4,646	3,978	3,787

Total assets	$447,705	$441,122	$434,795

Liabilities and Shareholders’ Equity:
Current liabilities:
Accounts payable	$17,783	$17,684	$17,663
Accrued liabilities	29,735	26,974	24,082

Total current liabilities	47,518	44,658	41,745
Deferred rent and other lease incentives	37,626	38,152	38,682
Uncertain tax positions	2,086	2,059	2,615

Total liabilities	87,230	84,869	83,042

Commitments and contingencies
Shareholders’ equity:
Preferred stock-authorized 1,000,000 shares at $0.001 par value per share; no shares issued and outstanding	—	—	—
Common stock-authorized 135,000,000 shares at $0.001 par value per share; issued and outstanding 84,327,578, 84,096,558 and 84,063,596 shares	84	84	84
Additional paid-in capital	144,477	141,829	141,432
Accumulated other comprehensive loss	(879)	(5)	(1,474)
Retained earnings	216,793	214,345	211,711

Total shareholders’ equity	360,475	356,253	351,753

Total liabilities and shareholders’ equity	$447,705	$441,122	$434,795

See accompanying notes to condensed consolidated financial statements.

bebe stores, inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	March 31, 2012	April 2, 2011	March 31, 2012	April 2, 2011
Net sales	$121,035	$109,490	$399,294	$360,956
Cost of sales, including production and occupancy	74,220	69,212	241,073	223,581

Gross margin	46,815	40,278	158,221	137,375
Selling, general and administrative expenses	47,196	45,026	144,165	139,329

Operating income (loss)	(381)	(4,748)	14,056	(1,954)
Interest and other income, net	232	144	642	694

Income (loss) from continuing operations before income taxes	(149)	(4,604)	14,698	(1,260)
Income tax provision (benefit)	65	(1,969)	5,997	(579)

Income (loss) from continuing operations, net of tax	(214)	(2,635)	8,701	(681)
Loss from discontinued operations, net of tax	—	—	—	(5,835)

Net income (loss)	$(214)	$(2,635)	$8,701	$(6,516)

Basic per share amounts:
Income (loss) from continuing operations, net of tax	$(0.00)	$(0.03)	$0.10	$(0.01)
Loss from discontinued operations, net of tax	—	—	—	(0.07)

Net loss	$(0.00)	$(0.03)	$0.10	$(0.08)

Diluted per share amounts:
Income (loss) from continuing operations, net of tax	$(0.00)	$(0.03)	$0.10	$(0.01)
Loss from discontinued operations, net of tax	—	—	—	(0.07)

Net income (loss)	$(0.00)	$(0.03)	$0.10	$(0.08)

Basic weighted average shares outstanding	84,280	84,050	84,198	84,403
Diluted weighted average shares outstanding	84,280	84,050	84,443	84,403

See accompanying notes to condensed consolidated financial statements.

bebe stores, inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Nine Months Ended
	March 31, 2012	April 2, 2011
Cash flows from operating activities:
Net income (loss)	$8,701	$(6,516)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Non-cash compensation expense	1,627	2,200
Depreciation and amortization	15,098	16,971
Non-cash charge for asset impairment	391	1,060
Net gain on disposal of property	(481)	(179)
Tax benefit from exercise of stock options and awards	279	133
Excess tax benefit from exercise of stock options and awards	(120)	(15)
Deferred rent and other lease incentives	173	69
Deferred income taxes	(3,539)	3,000
Changes in operating assets and liabilities:
Receivables	(217)	1,123
Inventories	(826)	(468)
Prepaid expenses and other	600	(2,732)
Accounts payable	(265)	(4,596)
Accrued liabilities	1,202	(3,388)
Long term income taxes payable	27	(848)

Net cash provided by operating activities	22,650	5,814

Cash flows from investing activities:
Purchase of property and equipment	(17,478)	(6,987)
Insurance proceeds from property and equipment	763	—
Purchase of intangible assets	(27)	(885)
Purchase of marketable securities	(69,750)	(95,878)
Proceeds from sales of investment securities	86,771	93,122

Net cash provided (used) by investing activities	279	(10,628)

Cash flows from financing activities:
Net proceeds from issuance of common stock	1,165	252
Excess tax benefit from exercise of stock options and awards	120	15
Cash dividends paid	(6,318)	(90,344)
Purchase of common stock	—	(12,472)

Net cash used by financing activities	(5,033)	(102,549)

Net increase (decrease) in cash and equivalents	17,896	(107,363)
Effect of exchange rate changes on cash	166	924
Cash and equivalents:
Beginning of period	95,177	194,690

End of period	$113,239	$88,251

See accompanying notes to condensed consolidated financial statements.

bebe stores, inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

INTERIM FINANCIAL STATEMENTS

The accompanying condensed consolidated balance sheets of bebe stores, inc. (the “Company”) as of March 31, 2012, July 2, 2011 and April 2, 2011, the condensed consolidated statements of operations for the three and nine months ended March 31, 2012 and April 2, 2011 and the condensed consolidated statements of cash flows for the nine months ended March 31, 2012 and April 2, 2011 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X, without audit. Accordingly, they do not include all of the information required by accounting principles generally accepted in the United States of America for annual financial statements. Therefore, these condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended July 2, 2011.

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

The three month periods ended March 31, 2012 and April 2, 2011 each include 13 weeks. The nine month periods ended March 31, 2012 and April 2, 2011 each include 39 weeks.

RECENT ACCOUNTING PRONOUNCEMENTS

Fair Value

In May 2011, the FASB issued guidance to amend the accounting and disclosure requirements on fair value measurements. The new guidance limits the highest-and-best-use measure to nonfinancial assets, permits certain financial assets and liabilities with offsetting positions in market or counterparty credit risks to be measured on a net basis and provides guidance on the applicability of premiums and discounts. Additionally, the new guidance expands the disclosures on Level 3 inputs by requiring quantitative disclosure of the unobservable inputs and assumptions, as well as description of the valuation processes and the sensitivity of the fair value to changes in unobservable inputs. The new guidance will be effective for the Company beginning fiscal 2013, which is July 1, 2012. The Company does not anticipate a material impact on its financial statements upon adoption.

Other Comprehensive Income

In June 2011, the FASB issued an accounting standards update to revise the manner in which entities present comprehensive income in their financial statements. This guidance requires entities to present each component of net income along with total net income, each component of other comprehensive income (“OCI”) along with a total for OCI, and a total amount for comprehensive income, either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This accounting standards update is effective for fiscal years beginning after December 15, 2011. The Company will adopt the provisions of this accounting standards update in the first quarter of fiscal 2013.

DISCONTINUED OPERATION OF PH8 STORES

In the fourth quarter of fiscal 2010, the Company decided to discontinue operations of the PH8 division, allowing the Company to focus its efforts on improving bebe sales and profitability, expanding internationally and continuing to develop its 2b bebe business. The Company closed 24 PH8 stores in the first fiscal quarter of 2011 and during the second fiscal quarter of 2011, closed the remaining 25 PH8 stores. The results of the PH8 stores closed to date, net of income tax benefit, which consisted of 49 stores for the nine months ended March 31, 2012 and 65 stores for both the three and nine months ended April 2, 2011, have been presented as a discontinued operation in the accompanying consolidated statements of operations for all periods presented and are as follows:

	Three Months Ended		Nine Months Ended
	March 31, 2012	April 2, 2011	March 31, 2012	April 2, 2011
	(In thousands)
Net sales	$—	$—	$—	$7,850
Cost of sales, including production and occupancy	—	—	—	13,368

Gross margin	—	—	—	(5,518)
Selling, general and administrative expenses	—	—	—	4,116

Loss from discontinued operations, before income tax benefit	—	—	—	(9,634)
Add: tax benefit	—	—	—	(3,799)

Loss from discontinued operations, net of tax benefit	$—	$—	$—	$(5,835)

Costs associated with exit or disposal activities are recorded when the liability is incurred. As of March 31, 2012, the Company has a remaining reserve of $0.2 million for future costs associated with discontinued operations. This reserve has been included within the “Accrued liabilities” line in the condensed consolidated balance sheets.

INVESTMENTS

The Company’s investment portfolio consists of treasury bills, certificates of deposit and auction rate securities. The Company also holds a variety of interest bearing auction rate securities (“ARS”) consisting of federally insured student loan backed securities and insured municipal authority bonds. As of March 31, 2012, the Company’s ARS portfolio totaled approximately $64.4 million classified as available for sale securities, net of a temporary impairment charge of $9.6 million. As of that date, the Company’s ARS portfolio included approximately 95% federally insured student loan backed securities and 5% municipal authority bonds and consisted of approximately 30% AAA rated investments, 24% AA rated investments, 30% A rated investments, 7% BBB rated investments and 9% CCC rated investments. As of July 2, 2011, the Company’s ARS consisted of 42% AAA rated investments, 7% AA rated investments, 35% A rated investments, 7% BBB rated investments and 9% CCC rated investments. These ARS investments are intended to provide liquidity via an auction process that resets the applicable interest rate at predetermined calendar intervals, allowing investors to either roll over their holdings or gain immediate liquidity by selling such interests at par. The uncertainties in the credit markets that began in February 2008 have affected the Company’s holdings in ARS investments and auctions for the Company’s investments in these securities have failed to settle on their respective settlement dates. Historically the fair value of ARS investments had approximated par value due to the frequent resets through the auction process. While the Company continues to earn interest on its ARS investments at the maximum contractual rate, these investments are not currently trading actively and therefore do not currently have a readily determinable market value. Accordingly, the estimated fair value of ARS no longer approximates par value. Consequently, the investments are not currently liquid, and the Company will not be able to access these funds until a future auction of these investments is successful, the issuer redeems the securities or at maturity. Maturity dates for these ARS investments range from 2016 to 2044 with principal distributions occurring on certain securities prior to maturity. To date, principal distributions and maturities of the securities held by the Company have all been at par value. During the nine months ended March 31, 2012, $1.0 million of ARS were settled at par.

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

The following is a summary of our available for sale securities:

	As of March 31, 2012
	Cost	Unrealized Losses Less Than 12 Months	Unrealized Losses 12 Months or Greater	Estimated Fair Value
	(In thousands)
Short term treasury bills	$56,952	$—	$—	$56,952
Short term certificates of deposit	22,974	—	—	22,974

	79,926	—	—	79,926
Long term auction rate securities	74,000	—	(9,590)	64,410

	As of July 2, 2011
	Cost	Unrealized Losses Less Than 12 Months	Unrealized Losses 12 Months or Greater	Estimated Fair Value
	(in thousands)
Short term treasury bills	$81,929	$—	$—	$81,929
Short term certificates of deposit	14,442	—	—	14,442

	96,371	—	—	96,371
Long term auction rate securities	75,000	—	(10,036)	64,964

	As of April 2, 2011
	Cost	Unrealized Losses Less Than 12 Months	Unrealized Losses 12 Months or Greater	Estimated Fair Value
	(In thousands)
Short term treasury bills	$71,945	$—	$—	$71,945
Short term certificates of deposit	13,574	—	—	13,574

	85,519	—	—	85,519
Long term auction rate securities	85,325	—	(11,578)	73,747

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

As of March 31, 2012, the Company held financial instruments that are measured at fair value on a recurring basis. These included cash equivalents and available for sale securities. Cash equivalents consist of money market funds. Short term available for sale securities consist of government treasury bills and certificates of deposit. Long term available for sale securities consist of ARS. These securities consist of federally insured student loan backed securities and insured municipal authority bonds.

The Company determined the estimated fair value of its investment in ARS as of March 31, 2012 using a discounted cash flow model. The assumptions used in preparing the discounted cash flow model include estimates for liquidity, interest rates, timing, credit ratings, credit wrap and amount of cash flows and expected holding periods of the ARS.

The following items are measured at fair value on a recurring basis as of March 31, 2012:

Description	March 31, 2012	Using Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
	Fair value measurements at reporting date
	(In thousands)
Cash equivalents	$46,385	$46,385	$—	$—
Current available for sale securities	79,926	56,952	22,974	—
Non-current available for sale securities	64,410	—	—	64,410

Total	$190,721	$103,337	$22,974	$64,410

The following items are measured at fair value on a recurring basis as of April 2, 2011:

Description	April 2, 2011	Using Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
	Fair value measurements at reporting date
	(In thousands)
Cash equivalents	$53,654	$53,654	$—	$—
Current available for sale securities	85,519	85,519	—	—
Non-current available for sale securities	73,747	—	—	73,747

Total	$212,920	$139,173	$—	$73,747

Beginning in the quarter ended March 31, 2012, certificates of deposit previously classified as Level 1 are now being classified as Level 2. As discussed above, an impairment charge has been recorded that reduces the carrying amount of the applicable non-current assets of $74.0 million to their fair value of $64.4 million as of March 31, 2012. The following table presents the Company’s activity for assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended March 31, 2012:

	Three Months Ended March 31, 2012	Nine Months Ended March 31, 2012
	(In thousands)
Balance at beginning of period	$64,047	$64,964
Total gains or (losses) (realized or unrealized)
Included in net loss	—	—
Included in accumulated other comprehensive loss	363	446
Settlements	—	(1,000)

Balance at end of period	$64,410	$64,410

Non-Financial Assets:

The Company measures certain non-financial assets and liabilities, including long-lived assets, at fair value on a non-recurring basis. During the 13 weeks ended March 31, 2012 and April 2, 2011, the Company recorded no impairment charges related to under-performing stores in its continuing operations. During the 39 weeks ended March 31, 2012 and April 2, 2011, the Company recorded impairment charges of approximately $0.4 million and $1.1 million, respectively, related to under-performing stores in its continuing operations. The fair market value of these assets was determined using the income approach and Level 3 inputs, which required management to make significant estimates about future operating plans and projected cash flows. Management estimates the amount and timing of future cash flows based on its experience and knowledge of the retail market in which each store operates. This impairment charge is included in selling, general and administrative expenses (“SG&A”) in the accompanying condensed consolidated statements of operations. The Company was not required to measure any other significant non-financial assets and liabilities at fair value.

INVENTORIES

The Company’s inventories consisted of:

	As of
	March 31, 2012	July 2, 2011	April 2, 2011
	(In thousands)
Raw materials	$1,050	$1,622	$658
Merchandise available for sale	33,184	31,826	33,393

Inventories, net	$34,234	$33,448	$34,051

CREDIT FACILITIES

The Company has an unsecured commercial line of credit agreement which provides for borrowings and issuance of letters of credit of up to a combined total of $25.0 million and expires on May 15, 2015. This agreement was renewed during the third quarter of fiscal 2012. The outstanding balance bears interest at either the bank’s reference rate (which was 3.25% as of March 31, 2012) or the LIBOR rate (which was 0.24% as of March 31, 2012) plus 1.75 percentage points. As of March 31, 2012, there were no outstanding cash borrowings or trade letters of credit outstanding and $3.0 million of an outstanding stand-by letter of credit. To date, no beneficiary has drawn upon the stand-by letter of credit.

This credit facility requires the Company to maintain a $2.5 million compensating balance and to comply with certain covenants, including amounts for minimum tangible net worth, unencumbered liquid assets and profitability, and certain restrictions on making loans and investments. As of March 31, 2012, the Company was in compliance with all covenants.

UNCERTAIN TAX POSITIONS

During the first quarter of fiscal 2011, the New York State Department of Taxation and Finance completed its review of the Company’s fiscal 2005 through 2007 state income tax returns. There was no material impact on the Company’s effective tax rate and tax expense for the quarter. The gross unrecognized tax benefits decreased approximately $0.7 million during the first quarter of 2011 primarily due to this event. During the third quarter of fiscal 2012, $0.2 million have been released due to expiration of statute of limitations. The Company does not anticipate any significant changes to the unrecognized tax benefits over the next twelve month period.

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

	Three Months Ended		Nine Months Ended
	March 31, 2012	April 2, 2011	March 31, 2012	April 2, 2011
	(In thousands)
Net income (loss)	$(214)	$(2,635)	$8,701	$(6,516)
Gain on available for sale securities	363	586	446	1,483
Accumulated translation adjustments	657	957	(1,320)	3,519

Total comprehensive income (loss)	$806	$(1,092)	$7,827	$(1,514)

EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share is computed as net earnings (loss) divided by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution that could occur from common shares issuable through the exercise of dilutive stock options.

The following is a reconciliation of the number of shares used in the basic and diluted earnings (loss) per share computations:

	Three Months Ended		Nine Months Ended
	March 31, 2012	April 2, 2011	March 31, 2012	April 2, 2011
	(In thousands)
Basic weighted average number of shares outstanding	84,280	84,050	84,198	84,403
Incremental shares from the assumed issuance of stock options	—	—	245	—

Diluted weighted average number of shares outstanding	84,280	84,050	84,443	84,403

Excluded from the computation of the number of diluted weighted average shares outstanding were options to purchase 1,820,788 and 4,327,302 shares of common stock for the three months ended March 31, 2012 and April 2, 2011, respectively, and 2,739,179 and 4,268,503 for the nine months ended March 31, 2012 and April 2, 2011, respectively, which would have been anti-dilutive.

COMMON STOCK PURCHASES

In October 2008, the board of directors authorized a program to repurchase up to $30 million of the Company’s common stock. The Company intends, from time to time, as business conditions warrant, to purchase stock in the open market or through private transactions. Purchases may be increased, decreased or discontinued at any time without prior notice. The plan does not obligate the Company to repurchase any specific number of shares and may be suspended at any time at management’s discretion. As of March 31, 2012, the Company has repurchased the full authorization of $30 million of shares.

STOCK BASED COMPENSATION

The following table summarizes the stock based compensation expense recognized under the Company’s equity incentive plan during the three and nine months ended March 31, 2012 and April 2, 2011:

	Three Months Ended		Nine Months Ended
	March 31, 2012	April 2, 2011	March 31, 2012	April 2, 2011
	(In thousands)
Stock options	$454	$437	$1,434	$1,976
Nonvested stock awards/units	84	104	193	224

Total stock based compensation expense	$538	$541	$1,627	$2,200

Unrecognized compensation cost related to nonvested stock options and nonvested stock awards/units totaled approximately $2.9 million and $0.2 million, respectively, as of March 31, 2012. This cost is expected to be recognized over a weighted average period of 3.1 years. The weighted average fair value of stock options at their grant date during the three months ended March 31, 2012 and April 2, 2011 was $3.02 and $2.09, respectively. For the nine month periods ended March 31, 2012 and April 2, 2011, the weighted average fair values of stock options at their grant date were $2.78 and $2.28, respectively.

LEGAL MATTERS

As of the date of this filing, the Company is involved in ongoing legal proceedings as described below.

A former employee sued the Company in a complaint filed July 27, 2006 in the Superior Court of California, San Mateo County (case No. CIV 456550) alleging a failure to pay all wages, failure to pay overtime wages, failure to pay minimum wages, failure to provide meal periods, violation of Labor Code §450, violation of Labor Code §2802 and California Code of Regulations §11040(9)(A), statutory wage violations (late payment of wages), unlawful business practices under Business and Professions Code §16720 and §17200, conversion of wages and violation of Civil Code §52.1. The plaintiff purports to bring the action also on behalf of current and former California bebe employees who are similarly situated. The lawsuit seeks compensatory, statutory, punitive, restitution and injunctive relief. In September 2011, the Court certified a class of store managers who allege they were required to buy and wear our product as a condition of employment and denied certification relating to claims of missed meal periods and rest breaks. The Court has directed for a trial on only the claim that the employees were required to buy and wear our product which will likely be set for summer or fall, 2012.

A former employee sued the Company in a complaint filed a second amended complaint on or about September 7, 2010 in the Superior Court of California, Los Angeles County (Case No. BC429140) alleging the Company failed to provide adequate disclosure of its commission policy and wrongfully reduced and delayed commission payments. The plaintiff purports to bring the action also on behalf of current and former California bebe employees who are similarly situation. The lawsuit seeks compensatory, statutory, punitive, restitution and injunctive relief. Due to reassignment of the case to another court, the company’s pending summary judgment motion and the trial date have been postponed.

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

SUBSEQUENT EVENTS

In the fourth quarter of fiscal 2012, the Company purchased its distribution center in Benicia, California for the amount of $18 million. The current annual minimum rent expense is $0.8 million.

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

We market our products under the bebe, BEBE SPORT, bbsp and 2b bebe brand names through our 251 retail stores, of which 207 are bebe stores, including an on-line store at www.bebe.com, and 44 are 2b bebe stores, including an on-line store at www.2bstores.com, as of March 31, 2012. These stores are located in 36 states, the District of Columbia, Puerto Rico, the U.S. Virgin Islands, Canada and Japan. In addition, our licensees operate 110 international point-of-sale locations in 19 countries as of March 31, 2012. During the nine months ended March 31, 2012, we opened 2 bebe stores and 4 2b bebe stores, as well as migrated our 2b product offerings from www.bebe.com to www.2bstores.com. During the remainder of fiscal 2012, we expect to open up to 3 2b bebe stores; our international licensees are also anticipated to grow by up to 5 point-of-sale locations. Also during the last quarter of this fiscal year we entered into a termination agreement with our bebe.com third-party service provider. We anticipate migrating to a company managed platform in the first quarter of fiscal 2013. In addition, as part of our long-term strategy to manage store distribution as well as direct to consumer fulfillment for both bebe.com and 2bstores.com, in the fourth quarter of fiscal 2012, we have purchased our existing distribution facility in Benicia, California for $18 million. We believe both of these decisions will support our long-term growth objectives across our multi-channel platform.

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

2b bebe stores. As of March 31, 2012, we operated 26 2b bebe stores and 18 stores operating in the outlet store design under the 2b bebe name. The stores operating in the 2b bebe design sell bebe logo, 2b bebe merchandise and a small percentage of bebe retail markdowns. The stores operating in the outlet design sell bebe logo, 2b bebe merchandise and a larger percentage of bebe retail markdowns. 2bstores.com is our 2b bebe on-line retail store and an extension of the 2b bebe store experience that provides a complete assortment of 2b bebe merchandise and is also used as a vehicle to communicate with our clients.

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

RESULTS OF OPERATIONS

Our fiscal year is a 52 or 53 week period, each period ending on the first Saturday after June 30. Fiscal years 2012 and 2011 each include 52 weeks. The three months ended March 31, 2012 and April 2, 2011 each include 13 weeks. The nine months ended March 31, 2012 and April 2, 2011 each include 39 weeks.

The following table sets forth certain financial data as a percentage of net sales for the periods indicated:

	Three Months Ended		Nine Months Ended
	March 31, 2012	April 2, 2011	March 31, 2012	April 2, 2011
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales, including production and occupancy (1)	61.3	63.2	60.4	61.9

Gross margin	38.7	36.8	39.6	38.1
Selling, general and administrative expenses (2)	39.0	41.1	36.1	38.6

Operating income (loss)	(0.3)	(4.3)	3.5	(0.5)
Interest and other income, net	0.2	0.1	0.2	0.2

Income (loss) from continuing operations before income taxes	(0.1)	(4.2)	3.7	(0.3)
Provision (benefit) for income taxes	0.1	(1.8)	1.5	(0.1)

Income (loss) from continuing operations, net of tax	(0.2)	(2.4)	2.2	(0.2)
Loss from discontinued operations, net of tax	—	—	—	(1.6)

Net income (loss)	(0.2)%	(2.4)%	2.2%	(1.8)%

(1)	Cost of sales includes the cost of merchandise, occupancy costs, distribution center costs and production costs.
(2)	Selling, general and administrative expenses primarily consist of non-occupancy store costs, corporate overhead and advertising costs.

Net Sales. Net sales from continuing operations increased to $121.0 million during the three months ended March 31, 2012 from $109.5 million for the comparable period of the prior year, an increase of $11.5 million, or 10.5%. The increase in net sales was primarily due to a 7.2% increase in comparable store sales driven by better customer acceptance of our bebe and 2b merchandise, as well as a $3.1 million increase in wholesale sales to our international licensees.

For the nine months ended March 31, 2012, net sales from continuing operations increased to $399.3 million from $361.0 million for the comparable period of the prior year, an increase of $38.3 million, or 10.6%. The increase in net sales was primarily due to an 8.1% increase in comparable store sales driven by better customer acceptance of our bebe and 2b merchandise, as well as a $9.4 million increase in wholesale sales to our international licensees.

	Three Months Ended		Nine Months Ended
	March 31, 2012	April 2, 2011	March 31, 2012	April 2, 2011
Net sales (In thousands)	$121,035	$109,490	$399,294	$360,956
Total net sales increase percentage	10.5%	0.6%	10.6%	0.9%
Comparable store increase (decrease) percentage (1)	7.2%	(0.7)%	8.1%	(1.8)%
Net sales per average square foot (2)	$95	$108	$325	$339
Square footage at end of period (In thousands)	998	998	998	998
Number of store locations:
Beginning of period	256	253	253	298
New store locations	3	2	8	6
Closed store locations	8	6	10	55
Number of stores open at end of period	251	249	251	249

(1)	We calculate comparable store sales by including the net sales of stores that have been open at least one year. Therefore, a store is included in the comparable store sales base beginning with its thirteenth month. Stores that have been expanded or remodeled by 15 percent or more or have been permanently relocated are excluded from the comparable store sales base. In addition, we calculate comparable store sales using a same day sales comparison. Beginning in the first quarter of fiscal 2012, we are reporting comparable store sales results inclusive of our on-line stores. We believe that given the similar nature and process of inventory planning, allocation and return policy for the on-line stores and all other retail stores, the inclusion of the on-line stores is a more meaningful way of reporting our comparable store sales results. In addition, we have been implementing cross-channel marketing initiatives, which benefit all retail sales, including our on-line stores. The inclusion of the on-line stores increased the comparable store percentage by 4.2% and 3.4% for the three and nine month periods ended March 31, 2012.
(2)	We calculate net sales per average square foot using net store sales less on-line net sales and monthly average store square footage.

Gross Margin. Gross margin from continuing operations increased to $46.8 million during the three months ended March 31, 2012 from $40.3 million for the comparable period of the prior year, an increase of $6.5 million, or 16.2%. As a percentage of net sales, gross margin increased to 38.7% for the three months ended March 31, 2012 from 36.8% in the comparable period of the prior year. The increase in gross margin as a percentage of net sales was primarily due to positive occupancy leverage and an increase in merchandise margin.

For the nine months ended March 31, 2012, gross margin from continuing operations increased to $158.2 million from $137.4 million for the comparable period of the prior year, an increase of $20.8 million, or 15.2%. As a percentage of net sales, gross margin from continuing operations increased to 39.6% for the nine months ended

March 31, 2012 from 38.1% in the comparable period of the prior year. The increase in gross margin as a percentage of net sales was primarily due to positive occupancy leverage and an increase in merchandise margin, partially offset by an increase in reserves and write-offs. The increase in merchandise margin was fueled by lower markdowns, partially offset by the growth of 2b and international wholesale sales which were at a lower merchandise margin.

Selling, General and Administrative Expenses. Selling, general and administrative expenses from continuing operations increased to $47.2 million during the three months ended March 31, 2012 from $45.0 million for the comparable period of the prior year, an increase of $2.2 million, or 4.8%. As a percentage of net sales, selling, general and administrative expenses decreased to 39.0% during the three months ended March 31, 2012 from 41.1% in the comparable period of the prior year. The dollar increase over the prior year was primarily due to higher compensation expense.

For the nine months ended March 31, 2012, selling, general and administrative expenses from continuing operations increased to $144.2 million from $139.3 million for the comparable period of the prior year, an increase of $4.8 million, or 3.5%. As a percentage of net sales, selling, general and administrative expenses decreased to 36.1% from 38.6% in the comparable period of the prior year. The dollar increase over the prior year was primarily due to higher compensation expenses and advertising cost partially offset by insurance and settlement proceeds combined with lower impairment and store closure costs.

Provision for Income Taxes. Our effective tax rate from continuing operations is 43.8% expense for the three months ended March 31, 2012 from 42.8% benefit for the comparable period in the prior year. The tax expense of $65 thousand for the current year third quarter was unfavorably affected by discrete items incurred during the quarter.

For the nine months ended March 31, 2012, our effective tax rate from continuing operations decreased to 40.8% expense from 46.0% benefit for the comparable period for the prior year. The effective tax rate varies due to fluctuation in the various discrete items year over year.

Discontinued Operations. In the fourth quarter of fiscal 2010, we decided to discontinue operations of the PH8 division, allowing us to focus our efforts on improving bebe sales and profitability, expanding internationally and continuing to develop our 2b bebe business. We closed 24 PH8 stores in the first fiscal quarter of 2011 and during the second fiscal quarter of 2011, closed the remaining 25 PH8 stores. The results of the PH8 stores closed to date, net of income tax benefit, which consisted of 49 stores for the three and nine months ending April 2, 2011 have been presented as a discontinued operation in the accompanying consolidated statements of operations for all periods presented and are as follows:

	Three Months Ended		Nine Months Ended
	March 31, 2012	April 2, 2011	March 31, 2012	April 2, 2011
	(In thousands)
Net sales	$—	$—	$—	$7,850
Cost of sales, including production and occupancy	—	—	—	13,368

Gross margin	—	—	—	(5,518)
Selling, general and administrative expenses	—	—	—	4,116

Loss from discontinued operations, before income tax benefit	—	—	—	(9,634)
Income tax benefit	—	—	—	(3,799)

Loss from discontinued operations, net of tax benefit	$—	$—	$—	$(5,835)

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

LIQUIDITY AND CAPITAL RESOURCES

Our working capital requirements vary widely throughout the year and generally peak during the first and second fiscal quarters. As of March 31, 2012, we had approximately $257.6 million of cash and equivalents and investments on hand of which $113.2 million were cash and equivalents, $57.0 million were invested in government treasury bills, $23.0 million were invested in certificates of deposit and $64.4 million, net of temporary impairment charges of $9.6 million, were invested in auction rate securities (“ARS”). We do not anticipate the lack of liquidity in the ARS to impact our ability to fund our operations in the foreseeable future and believe we have sufficient cash and equivalents to fund ongoing operations. In addition, we have a revolving line of credit, under which we may borrow or issue letters of credit up to a combined total of $25 million. As of March 31, 2012, there were no cash borrowings or trade letters of credit outstanding under the line of credit, and a standby letter of credit outstanding that totaled $3.0 million. This credit facility requires us to maintain a $2.5 million compensating balance and to comply with certain covenants, including amounts for minimum tangible net worth, unencumbered liquid assets and profitability, and certain restrictions on making loans and investments. As of March 31, 2012, we were in compliance with all covenants.

As of March 31, 2012, we had cash and equivalents of $113.2 million held in accounts managed by third-party financial institutions consisting of invested cash and cash in our operating accounts. The invested cash is invested in interest bearing funds managed by third-party financial institutions. These funds invest in direct obligations of the government of the United States. To date, we have experienced no loss or lack of access to our invested cash or equivalents; however, we can provide no assurances that access to our invested cash and equivalents will not be impacted by adverse conditions in the financial markets.

We hold our operating and invested cash and cash in accounts that are with third-party financial institutions. These balances exceed the Federal Deposit Insurance Corporation insurance limits. While we monitor daily the cash balances in our operating accounts and adjust the cash balances as appropriate, these cash balances could be impacted if the underlying financial institutions fail or could be subject to other adverse conditions in the financial markets. To date, we have experienced no loss or lack of access to invested cash or cash in our operating accounts.

Net cash provided by operating activities for the nine months ended March 31, 2012 was $22.7 million versus $5.8 million for the nine months ended April 2, 2011. The increase of $16.9 million from the comparable period was due to an overall increase in net income of $15.2 million over the prior period, a decrease in our prepaid income tax balance over the prior year primarily related to income tax paid in the current period, as well as an increase in accounts payable related to the timing of payments. These increases have been partially offset by non-cash decreases to deferred income tax assets due to rule changes and our treatment of prior period deferred tax balances.

Net cash provided by investing activities for the nine months ended March 31, 2012 was $0.3 million versus $10.6 million used for investing activities for the nine months ended April 2, 2011. The increase of $10.9 million versus the prior year comparable period was primarily due to proceeds received from sales of short term available for sale securities, partially offset by increased capital expenditures over the prior year. We expect that total capital expenditures will be approximately $45 million in fiscal 2012. The total capital expenditures for the year include the purchase of our distribution center in Benicia, California completed in the fourth quarter of fiscal 2012 for $18 million.

Net cash used by financing activities was $5.0 million for the nine months ended March 31, 2012 versus $102.5 million for the nine months ended April 2, 2011. The decrease of $97.5 million from the prior year comparable period was primarily due to the payout of the special $1 per share dividend declared in the fourth quarter of fiscal 2010 and the increased purchases of our common stock made during the prior year period.

We hold a variety of interest bearing ARS consisting of federally insured student loan backed securities and insured municipal authority bonds. As of March 31, 2012, our ARS portfolio totaled approximately $64.4 million classified as available for sale securities. As of that date, our ARS portfolio included approximately 95% federally insured student loan backed securities and 5% municipal authority bonds and consisted of approximately 30% AAA rated investments, 24% AA rated investments, 30% A rated investments, 7% BBB rated investments and 9% CCC rated investments. As of July 2, 2011, our ARS portfolio consisted of 42% AAA rated investments, 7% AA rated investments, 35% A rated investments, 7% BBB rated investments and 9% CCC rated investments. These ARS investments are intended to provide liquidity via an auction process that resets the applicable interest rate at predetermined calendar intervals, allowing investors to either roll over their holdings or gain immediate liquidity by selling such interests at par. The uncertainties in the credit markets that began in February 2008 have affected our holdings in ARS investments and auctions for our investments in these securities have failed to settle on their respective settlement dates. Historically the fair value of ARS investments had approximated par value due to the frequent resets through the auction process. While we continue to earn interest on our ARS investments at the maximum contractual rate, these investments are not currently trading and therefore do not currently have a readily determinable market value. Accordingly, the estimated fair value of ARS no longer approximates par value. Consequently, the investments are not currently liquid, and we will not be able to access these funds until a future auction of these investments is successful, the issuer redeems the securities, or at maturity. Maturity dates for these ARS investments range from 2016 to 2044 with principal distributions occurring on certain securities prior to maturity. During the nine months ended March 31, 2012, $1.0 million of ARS were settled at par.

We also hold short-term available for sale securities totaling $79.9 million at March 31, 2012 that consist of treasury bills and certificates of deposit.

In October 2008, our board of directors authorized a program to repurchase up to $30 million of our common stock. No shares were repurchased during the nine months ended March 31, 2012. During the nine months ended April 2, 2011, we repurchased 2,137,344 shares at an average price per share of $5.84. We have repurchased the full authorization of $30 million of shares, but may repurchase additional shares in the future.

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

All highly liquid investments with a maturity of three months or less at the date of purchase are considered to be cash equivalents. Investments are considered short-term available for sale securities if the original maturity is between three months and twelve months, or long term investments if the original maturity is greater than twelve months. The uncertainties in the credit markets that began in February 2008 have affected our holdings in ARS investments and auctions for our investments in these securities have failed to settle on their respective settlement dates. Historically the fair value of ARS investments had approximated par value due to the frequent resets through the auction process. While we continue to earn interest on our ARS investments at the maximum contractual rate, these investments are not currently trading and therefore do not currently have a readily determinable market value. Accordingly, the estimated fair value of ARS no longer approximates par value. We determined the estimated fair value of our investment in ARS as of March 31, 2012 using a discounted cash flow model to estimate the fair value of our investments in ARS. The assumptions used in preparing the discounted cash flow model include estimates for interest rates, timing and amount of cash flows and expected holding periods of the ARS. We have modified our investment strategy and increased our investments in more liquid money market investments.

The following table lists our cash, cash equivalents and investments as of March 31, 2012:

Fair Value
(Dollars in thousands)
Cash	$66,854
Weighted average interest rate	0.00%
Cash equivalents	$46,385
Weighted average interest rate	0.10%
Current available for sale securities	$79,926
Weighted average interest rate	0.44%
Non-current available for sale securities	$64,410
Weighted average interest rate	0.39%
Total	$257,575

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

There has been no change in our internal control over financial reporting during the quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

6. We cannot assure that future store openings will be successful and new store openings may impact existing stores. We expect to open approximately 11 stores for bebe and 2b bebe in fiscal 2012 as well as up to 55 international licensee operated point-of-sale locations. In the past, we have closed stores as a result of poor performance, and we cannot assure that the stores that we plan to open in fiscal 2012, or any other stores that we might open in the future, will be successful or that our overall operating profit will increase as a result of opening these stores. During fiscal 2011, we closed 55 stores, primarily due to the PH8 discontinued operations discussed previously, and during fiscal 2012, we anticipate closing up to 13 stores. Most of our new store openings in fiscal 2012 will be in existing markets. These openings may affect the existing stores’ net sales and profitability. Our failure to predict accurately the demographic or retail environment at any future store location could have a material adverse effect on our business, financial condition and results of operations.

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

9. Because Manny Mashouf beneficially owns a substantial portion of the outstanding shares, other shareholders may not be able to influence the direction the company takes. As of April 30, 2012, Manny Mashouf, our Chief Executive Officer and Chairman of the Board, beneficially owned approximately 54% of the outstanding shares of our common stock. As a result, he can control the election of directors and the outcome of all issues submitted to the shareholders. This may make it more difficult for a third party to acquire shares, may discourage acquisition bids, and could limit the price that certain investors might be willing to pay for shares of common stock. This concentration of stock ownership may have the effect of delaying, deferring or preventing a change in control of our company.

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

11. We are subject to risks associated with our on-line sales. We operate on-line stores at www.bebe.com and www.2bstores.com to sell our merchandise. Although our on-line sales encompass a relatively small percentage of our total sales, our on-line operations are subject to numerous risks, including unanticipated operating problems, reliance on third-party computer hardware and software providers and system failures. The on-line operations also involve other risks that could have an impact on our results of operations including but not limited to diversion of sales from our other stores, rapid technological change, liability for on-line content, credit card fraud and loss of sensitive data. In addition, with the anticipated migration from a third-party platform for our bebe.com store, we may be faced with unforeseen transition challenges. We cannot assure that our on-line stores will continue to achieve sales and profitability growth or even remain at their current level.

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

17. We may be required to record losses in future quarters as a result of the decline in value of our investments in auction rates securities or as a result of a change in our ability to hold our investments in auction rate securities. We hold a variety of interest bearing ARS comprised of federally insured student loan backed securities and insured municipal authority bonds. These ARS investments are intended to provide liquidity via an auction process that resets the applicable interest rate at predetermined calendar intervals, allowing investors to either roll over their holdings or gain immediate liquidity by selling such interests at par. The recent uncertainties in the credit markets that began in February 2008 have affected our holdings in ARS investments and the majority of auctions for our investments in these securities have failed to settle on their respective settlement dates. Consequently, $64.4 million of our ARS are not currently liquid and we will not be able to access these funds until a future auction of these investments is successful or securities are purchased or redeemed outside of the auction process. Maturity dates for these ARS investments range from 2016 to 2044, with principal distributions occurring on certain securities prior to maturity.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	RESERVED

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

(a) Exhibits. The following is a list of exhibits filed as part of this Report on Form 10-Q.

Exhibit	Description

10.24	Amendment to Credit Agreement and Revolving Line of Credit Note between Registrant and Wells Fargo

10.25	Contract of Sale for Purchase of Real Estate dated March 13, 2012 by and among bebe Studio Realty, inc. and MP Benicia Logistics, LLC.

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 906 Certification of Chief Executive Officer

32.2	Section 906 Certification of Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Calculation Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Presentation Linkbasae

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated May 10, 2012

bebe stores, inc.

/s/ Walter Parks
Walter Parks, Chief Operating Officer and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

10.24	Amendment to Credit Agreement and Revolving Line of Credit Note between Registrant and Wells Fargo

10.25	Contract of Sale for Purchase of Real Estate dated March 13, 2012 by and among bebe Studio Realty, Inc. and MP Benicia Logistics, LLC.

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 906 Certification of Chief Executive Officer

32.2	Section 906 Certification of Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Calculation Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Presentation Linkbasae