Form 10-K
period 2012-06-30
bebe stores, inc.
filed 2012-09-13
CIK 1059272

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

The aggregate market value of voting stock held by non-affiliates of the registrant was approximately $318,000,000 as of December 31, 2011, the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing sale price per share of $8.27 of the registrant’s Common Stock as reported on the Nasdaq National Market on such date. Shares of Common Stock held by each executive officer and director and by each person who owns 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive for other purposes.

As of August 31, 2012, 84,388,298 shares of Common Stock, $0.001 per share par value, of the registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates information by reference from the definitive Proxy Statement for the 2012 Annual Meeting of Shareholders, to be filed with the Commission no later than 120 days after the end of the registrant’s fiscal year covered by this Form 10-K.

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

Our distinctive product offering includes a full range of separates, tops, dresses, active wear and accessories in the following lifestyle categories: wear-to-work, weekend and party. We design and develop the majority of our merchandise in-house, which is manufactured to our specifications. The remainder is sourced directly from third-party manufacturers.

As of June 30, 2012, we marketed our products under the bebe, BEBE SPORT, bbsp and 2b bebe brand names through our 252 retail stores, of which 205 are bebe stores, including an on-line store at www.bebe.com, and 47 are 2b bebe stores, including an online store at www.2bstores.com. Our 114 international licensees operated stores in 19 countries and, pursuant to our product licensing, through certain select domestic and international retailers.

bebe. We were founded by Manny Mashouf, our Chief Executive Officer and Chairman of the Board. We opened our first store in San Francisco, California in 1976, which was also the year we incorporated in California. As of June 30, 2012, we operated 205 bebe stores in 36 states, Puerto Rico, the U.S. Virgin Islands, Canada, Japan and on-line. www.bebe.com is our bebe on-line retail store and an extension of the bebe store experience that provides a complete assortment of bebe and BEBE SPORT merchandise and is used as a vehicle to communicate with our customers.

PH8. In the fourth quarter of fiscal 2010, we decided to discontinue operations of our PH8 division, allowing us to focus our efforts on improving bebe sales and profitability, expanding internationally and continuing to develop our 2b bebe business. We closed all of our 49 PH8 stores during the first and second quarters of fiscal 2011, converting one store to a 2b bebe store. We recorded the net costs associated with the disposition of these stores during fiscal 2011 as the stores closed and the related assets were disposed of. We classified prior year results for these stores within discontinued operations on our consolidated statements of operations.

2b bebe. Our 2b bebe (“2b”) stores were originally structured as outlet fronts for bebe and were later expanded into the 2b concept stores. We focus on fun and flirty everyday lifestyle offerings for our aspirational buyers. As of June 30, 2012, we operated a total of 47 2b stores, including an on-line store at www.2bstores.com. Of these, 14 are mall based stores that sell 2b merchandise only, 14 are hybrid 2b stores that sell a combination of 2b merchandise and bebe logo merchandise and 18 are outlet concept 2b stores that sell a mix of 2b, bebe logo and bebe retail markdown merchandise. www.2bstores.com is our 2b bebe on-line retail store and an extension of the 2b bebe store experience that provides a complete assortment of 2b bebe merchandise and is also used as a vehicle to communicate with our customers.

Operating Strategy

Our objective is to satisfy the fashion needs of the modern, sexy and sophisticated woman. The principal elements of our operating strategy to achieve this objective are as follows:

1. Provide distinctive fashion throughout a broad product line to fulfill every day wear-to-work, weekend and party needs. Our designers and merchandisers are inspired by global fashion trends. They interpret contemporary designs, colors and fabrications into our products to address the lifestyle needs of our customer. Our in-house design team allows us to quickly react to fashion trends, bringing newness into the merchandise mix to complement our core assortment.

2. Vertically integrate design, production, merchandising and retail functions. Our vertical integration enables us to respond quickly to changing fashion trends, reduce risk of excess inventory and produce distinctive quality merchandise.

3. Manage merchandise mix. Our approach to merchandising and proactive inventory management is critical to our success. By actively monitoring sell-through rates and the mix of categories and products in our stores, we are better able to respond to emerging trends in a timely manner, better maximizing sales opportunities and minimizing liabilities. For fiscal 2013, we anticipate an increase in our inventory per square foot driven by our strategies of expanding our wear-to-work collection, focused localization initiatives and higher average unit costs related to elevated product offerings.

4. Control distribution of merchandise. We distribute our merchandise, other than licensed eyewear, footwear, outerwear, handbags, fragrance and cosmetics and international licensing, through company owned retail stores and on-line stores. This distribution strategy enables us to control pricing, flow of goods, visual presentation and customer experience. We seek to ensure brand equity through this exclusive distribution.

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

In fiscal 2013, we plan to open 11 new stores, including 5 bebe stores and 6 2b stores. We also plan to close up to 12 bebe stores and one 2b bebe pop-up location, resulting in minimal net square footage reduction.

bebe stores. During fiscal 2012, we opened 5 bebe stores and closed 13 bebe stores, one of which was converted to a 2b bebe store. Our bebe stores average 4,000 square feet and are primarily located in regional shopping malls and freestanding street locations. We also operate an on-line store at www.bebe.com; this website is a source of testing new concepts, building a community with our customers as well as providing a comprehensive product offering. In fiscal 2012 we continued initiatives to further enhance the shopping experience and integrate the web store with retail stores and mobile applications. We expect to continue these initiatives in fiscal 2013 and beyond. In the fourth quarter of fiscal 2012 we entered into a termination agreement with our bebe.com third-party service provider. We are migrating to a company-managed platform in the first quarter of fiscal 2013. In addition, as part of our long-term strategy to manage store distribution as well as direct to consumer fulfillment for both bebe.com and 2bstores.com, in the fourth quarter of fiscal 2012, we purchased our existing distribution facility in Benicia, California for $18 million. We believe both of these decisions will support our long term growth objectives across our multi-channel program.

2b bebe stores. During fiscal 2012, we opened 8 2b bebe stores, including an on-line store at www.2bstores.com. Our 2b bebe stores average 4,500 square feet and are located in outlet centers and regional malls. 2bstores.com is an on-line extension of the 2b bebe retail experience that provides a complete assortment of 2b bebe merchandise and is also used to communicate with our customers. In fiscal 2013, we will continue to test 2b bebe stores in outlet centers and regional malls to access future growth opportunities.

Store Closures. We monitor the financial performance of our stores and have closed and will continue to close stores that we do not consider to be viable. Many of our store leases contain early termination options that allow us to close the stores in specified years if minimum sales levels are not achieved. During fiscal 2012, we closed 13 stores. In fiscal 2013, we plan to close up to 12 stores and one 2b bebe pop-up location.

International Licensees. As of June 30, 2012, we had 114 international stores operated by licensees in 19 countries, including United Arab Emirates, Israel, Russia, Mexico, Turkey, South Korea, India and numerous countries throughout Southeast Asia and South America. Our international licensees purchase product from us to include in their licensed bebe stores; we therefore exclude these stores from comparable store sales. As of June 30, 2012, wholesale revenue represented approximately 7.5% of total net sales. In fiscal 2013, we plan to open up to 25 licensee operated stores, which include both stand-alone stores and shop-in-shops.

Merchandising

Our merchandising strategy is to provide current, timely fashions in a broad selection of categories to suit the lifestyle needs of our customers. We market all of our merchandise under the bebe, BEBE SPORT, bbsp and 2b bebe brand names. In some cases, we select merchandise directly from third-party manufacturers. We do not have long-term contracts with any third-party manufacturers, and we purchase all of the merchandise from manufacturers by purchase order.

Product Categories. Our distinctive product offering includes a full range of fashion separates, tops, dresses, active wear, outerwear and accessories in the following lifestyle categories: wear-to-work, weekend and party. While each category’s contribution as a percentage of total net sales varies seasonally, certain of the product classifications are represented throughout the year. We regularly evaluate existing categories for potential expansion opportunities. We have accessories which include jewelry, sunglasses, fragrance, shoes and handbag assortment.

During fiscal 2012, we had license agreements in place for optical eyewear, fragrance and footwear; each of which represented approximately 1% of our total sales. In August 2010, we signed an eyewear license agreement with Altair Eyewear, Inc., a subsidiary of Marchon, to manufacture and distribute products branded with the bebe logo to be sold at bebe stores and select retailers. Product under this agreement was featured in stores and other select retailers beginning in October 2010. In July 2008, we executed an agreement with Inter Parfums, Inc. to design, develop, manufacture, distribute, advertise and promote fragrance and cosmetics using the bebe name. Product was available in our stores and other select retailers beginning in August 2009. In August 2009, we signed an agreement with Titan Industries to design, manufacture and distribute women’s non-casual footwear. We terminated our agreement with Titan Industries as of June 30, 2012.

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

Seasonality

Our business is seasonal in nature, with sales peaking during the second fiscal quarter, primarily during the holiday season in November and December. During each of fiscal 2012, 2011 and 2010, the second fiscal quarter accounted for approximately 30% of our annual net sales.

Marketing

We have developed our advertising and direct marketing initiatives to elevate brand awareness, increase customer acquisition and retention and support key growth strategies.

During fiscal 2012, our marketing expenditures were $23.5 million compared to $22.9 million in fiscal 2011. In fiscal 2013, we expect to increase marketing expenses to $27.0 million in connection with our future growth initiatives.

We will continue to build brand awareness through national marketing campaigns that communicate to our core customers via traditional and new media. These campaigns will present the brand as fresh, fashion forward and exciting with a market position of attainable luxury.

Our marketing imagery will be featured in traditional media such as leading fashion and lifestyle magazines, outdoor advertising, direct mail and in-store visual presentation. Our new media marketing channels include our websites, bebe.com and 2bstores.com, a strong presence in online social media, mobile optimized websites and commerce enabled apps for smartphones and computer tablets.

We will continue to focus on our loyalty program, clubbebe, and reward our best customers for their business.

Additionally, we will host several in-store events throughout the year to introduce collections and provide unique, engaging experiences for our customers and will also test grassroots initiatives to attract new clientele.

Store Operations

As of June 2012, our store operations are organized into four regions and 30 districts. Each region is managed by a regional manager, and each district is managed by a district manager. Each regional manager is typically responsible for three to nine districts and each district manager is typically responsible for six to thirteen stores. Each store is typically staffed with three to five managers in addition to sales associates.

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

Competition

The retail and apparel industries are highly competitive and are characterized by low barriers to entry. We expect competition in our markets to increase. The primary competitive factors in our markets are: brand name recognition, sourcing, product styling, product quality, product presentation, product pricing, timeliness of product delivery, store ambiance, customer service and convenience.

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

Our investments in information systems for fiscal 2012 continued to focus on our digital channels, stores, supply chain, central corporate systems and infrastructure. We are in the first stages of an omni-channel expansion that will enhance the experience of our customers as they engage with us across all of our virtual and brick and mortar channels. During fiscal 2012 we successfully launched the platform for 2bstores.com, our newest on-line store and laid the foundation to transition bebe.com from our third-party provider to in-house management and fulfillment. We continue to support our future growth through mobile, social media and in-store technologies expansions.

Employees

As of June 30, 2012, we had 3,294 employees, of whom 379 were employed at the corporate offices in Brisbane, the Los Angeles design studio and production facility and the Benicia distribution center. The remaining 2,915 employees were employed in store operations. There were 1,206 full-time employees and 2,088 employed on a part-time basis. Our total employees decreased by approximately 4% as compared to the prior fiscal year end. In addition, our employees are not represented by any labor union, and we believe our relationship with our employees is good.

Available Information

We make available on our website, www.bebe.com, under “Investor Relations,” free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file or furnish such materials to the U.S. Securities and Exchange Commission (“SEC”).

Our Code of Business Conduct and Ethics, Policy for Reporting Violations and Complaints, Corporate Governance Principles and Practices for the Board of Directors, and Board of Directors’ Committee Charters are also available on our website, under “Corporate Governance.” Any amendments to or waivers from our Code of Ethics will also be available on our website.

Please note that information contained in our website is not incorporated by reference in, or considered to be, part of this report.

EXECUTIVE OFFICERS AND DIRECTORS OF THE REGISTRANT

Executive Officers and Directors

The following table sets forth certain information with respect to our executive officers and directors as of September 1, 2012:

Name	Age	Position
Manny Mashouf(1)	74	Chairman of the Board and Chief Executive Officer
Barbara Bass(3)*(4)	61	Director
Cynthia Cohen(2)(3)(4)*	59	Director
Corrado Federico(2)(3)(4)	71	Director
Caden Wang(2)*(4)	60	Director
Walter Parks(1)	53	Chief Operating Officer and Chief Financial Officer
Susan Powers(1)	54	Senior Vice President of Stores
Lawrence Smith(1)	46	Senior Vice President, General Counsel
Liyuan Woo(1)	40	Principal Accounting Officer and Vice President Corporate Controller

(1)	Executive Officer.
(2)	Member, Audit Committee.
(3)	Member, Compensation and Management Development Committee.
(4)	Member, Nominating and Corporate Governance Committee.
(*)	Chairman of the Committee.

Manny Mashouf founded bebe stores, inc. and has served as Chairman of the Board since our incorporation in 1976. Mr. Mashouf served as our Chief Executive Officer from 1976 to February 2004 and again from January 2009 to present. Mr. Mashouf is the uncle of Hamid Mashouf, Chief Information Officer.

Barbara Bass has served as a director since February 1997. From approximately 2004 through 2011, Ms. Bass served on the boards of directors of Starbucks Corporation and DFS Group Limited. Since 1993, Ms. Bass has served as the President of the Gerson Bakar Foundation and is the Chief Executive Officer of the Achieve Foundation. From 1989 to 1992, Ms. Bass served as President and Chief Executive Officer of the Emporium Weinstock Division of Carter Hawley Hale Stores, Inc., a department store chain.

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

6. We cannot assure that future store openings will be successful and new store openings may impact existing stores. We expect to open approximately 11 stores for bebe and 2b bebe in fiscal 2013 as well as up to 25 international licensee operated stores. In the past, we have closed stores as a result of poor performance, and we cannot assure that the stores that we plan to open in fiscal 2013, or any other stores that we might open in the future, will be successful or that our overall operating profit will increase as a result of opening these stores. During fiscal 2012, we closed 13 stores, and during fiscal 2013, we anticipate closing up to 12 bebe stores and one 2b bebe pop-up location. Most of our domestic new store openings in fiscal 2013 will be in existing markets. These openings may affect the existing stores’ net sales and profitability. Our failure to predict accurately the demographic or retail environment at any future store location could have a material adverse effect on our business, financial condition and results of operations.

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

In addition, we depend upon the expertise and execution of our key employees, particularly: Manny Mashouf, our founder, Chief Executive Officer and Chairman of the Board of Directors. If we lose the services of Mr. Mashouf or any key officers or employees, it could harm our business and results of operations.

9. Because Manny Mashouf beneficially owns a substantial portion of the outstanding shares, other shareholders may not be able to influence the direction the company takes. As of August 31, 2012, Manny Mashouf, our Chief Executive Officer and Chairman of the Board, beneficially owned approximately 54% of the outstanding shares of our common stock. As a result, he can control the election of directors and the outcome of all issues submitted to the shareholders. This may make it more difficult for a third party to acquire shares, may discourage acquisition bids, and could limit the price that certain investors might be willing to pay for shares of common stock. This concentration of stock ownership may have the effect of delaying, deferring or preventing a change in control of our company.

10. We rely on information technology, the disruption of which could adversely impact our business. We rely on various information systems to manage our operations and regularly assess the cost-benefit analysis associated with making additional investments to upgrade, enhance or replace such systems. If at any time we do not have adequate systems in place, or should we experience any delays or difficulties in transitioning to these or other new systems, or in integrating these systems with our current systems, or we experience any other disruptions affecting our information systems, we could experience a material adverse impact on our business. Should we experience unauthorized access, disclosure or use of any of our systems, or if our security controls, computer assets and sensitive data, including client data, are breached, this could also damage our reputation with our clients. Further, with increased technology and other patent litigation hitting the industry, and especially given our reliance on our vendor’s purported ownership of third party software we license, we face the potential of receiving claims that the technology we use or license infringes on another’s proprietary rights. Should this occur, and while we may secure indemnification rights in certain transactions, we may be subject to having to defend ourselves from such claims and/or be subject to unanticipated license fees or the necessity to transition away from technology we are using or abandon such use altogether.

11. We are subject to risks associated with our on-line sales. We operate on-line stores at www.bebe.com and www.2bstores.com to sell our merchandise. Although our on-line sales encompass a relatively small percentage of our total sales, our on-line operations are subject to numerous risks, including unanticipated operating problems, reliance on third-party computer hardware and software providers and system failures. The on-line operations also involve other risks that could have an impact on our results of operations including but not limited to diversion of sales from our other stores, rapid technological change, liability for on-line content, credit card fraud and loss of sensitive data. In addition, with our recent migration from a third-party platform for our bebe.com store, we may be faced with unforeseen transition challenges. We cannot assure that our on-line stores will continue to achieve sales and profitability growth or even remain at their current level.

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

17. We may be required to record losses in future quarters as a result of the decline in value of our investments in auction rate securities or as a result of a change in our ability to hold our investments in auction rate securities. We hold a variety of interest bearing ARS comprised of federally insured student loan backed securities and insured municipal authority bonds. These ARS investments are intended to provide liquidity via an auction process that resets the applicable interest rate at predetermined calendar intervals, allowing investors to either roll over their holdings or gain immediate liquidity by selling such interests at par. The recent uncertainties in the credit markets that began in February 2008 have affected our holdings in ARS investments and the majority of auctions for our investments in these securities have failed to settle on their respective settlement dates. Consequently, $60.0 million of our ARS are not currently liquid and we will not be able to access these funds until a future auction of these investments is successful or securities are purchased or redeemed outside of the auction process. Maturity dates for these ARS investments range from 2016 to 2044, with principal distributions occurring on certain securities prior to maturity.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

As of June 30, 2012, our 252 stores, all of which are leased, encompassed approximately 1,008,000 total square feet. The typical store lease is for a 10-year term and requires us to pay a base rent and a percentage rent if certain minimum sales levels are achieved. Many of the leases provide a lease termination option in specified years of the lease if certain minimum sales levels are not achieved. In addition, leases for store locations typically require us to pay property taxes, utilities, repairs and common area maintenance fees.

Our main corporate headquarters are currently located in a facility in Brisbane, California. The Brisbane facility is approximately 35,000 square feet and houses administrative offices, planning operations and store support services. The lease expires in April 2014. We also purchased our 144,000 square foot distribution center in Benicia, California in May 2012. In fiscal 2004, we acquired a 50,000 square foot design studio and production facility in Los Angeles, California that houses our design, merchandising and production activities. In December 2008, we acquired two condominium units in Los Angeles, California for use as short-term executive accommodations with approximately 3,400 total square footage.

ITEM 3.    LEGAL PROCEEDINGS

As of the date of this filing, we are involved in ongoing legal proceedings as described below.

A former employee sued the Company in a complaint filed July 27, 2006 in the Superior Court of California, San Mateo County (Case No. CIV 456550) alleging a failure to pay all wages, failure to pay overtime wages, failure to pay minimum wages, failure to provide meal periods, violation of Labor Code §450, violation of Labor Code §2802 and California Code of Regulations §11040(9)(A), statutory wage violations (late payment of wages), unlawful business practices under Business and Professions Code §16720 and §17200, conversion of wages and violation of Civil Code §52.1. The plaintiff purports to bring the action also on behalf of current and former California bebe employees who are similarly situated. The lawsuit seeks compensatory, statutory, punitive, restitution and injunctive relief. In September 2011, the Court certified a class of store managers who allege they were required to buy and wear our product as a condition of employment and denied certification relating to claims of missed meal periods and rest breaks. The Court has directed for a trial on only the claim that the employees were required to buy and wear our product. Subsequent to the date of the Consolidated Balance Sheets, June 30, 2012, the parties reached a settlement agreement in which neither party makes any admission but all of the plaintiff’s claims are to be resolved. At the time of this filing, this agreement is being documented, will be presented to the Court and will only be effective if and when approved by the Court.

A former employee sued the Company in a complaint filed a second amended complaint on or about September 7, 2010 in the Superior Court of California, Los Angeles County (Case No. BC429140) alleging the Company failed to provide adequate disclosure of its commission policy and wrongfully reduced and delayed commission payments. The plaintiff purports to bring the action also on behalf of current and former California bebe employees who are similarly situation. The lawsuit seeks compensatory, statutory, punitive, restitution and injunctive relief. Due to reassignment of the case to another department within the Los Angeles Superior Court, the Company’s pending summary judgment motion and the trial date have been postponed.

We are also involved in various other legal proceedings arising in the normal course of business. For such legal proceedings, and including the matters discussed in the paragraphs above, we have accrued an amount that reflects the aggregate liability deemed probable and estimable, but this amount is not material, individually or in the aggregate, to have a material adverse effect on our business, financial condition or results of operations. Because of the preliminary nature of many of these proceedings, the difficulty in ascertaining the applicable facts relating to many of these proceedings, the inconsistent treatment of claims made in many of these proceedings and the difficulty of predicting the settlement value of many of these proceedings, we are unable to estimate an amount or range of any reasonably possible additional losses. However, based on our historical experience, the resolution of these proceedings is not expected to have a material effect on our business, financial condition or results of operations.

bebe intends to defend itself vigorously against each of these claims. However, the results of any litigation are inherently uncertain. bebe cannot assure you that it will be able to successfully defend itself in these lawsuits. Where required, and/or otherwise appropriate and determinable, we have recorded an estimate of potential liabilities that we believe is reasonable. Any estimates are revised as further information becomes available.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on the Nasdaq National Market under the symbol “BEBE.” The following table sets forth the high and low sales prices of our common stock for each quarterly period within the two years ended June 30, 2012, as reported by Nasdaq:

	High	Low
Fiscal 2011
First Quarter	$7.32	$5.36
Second Quarter	7.16	5.91
Third Quarter	6.14	5.41
Fourth Quarter	7.10	5.77

Fiscal 2012
First Quarter	$8.25	$5.66
Second Quarter	8.58	6.29
Third Quarter	9.58	8.16
Fourth Quarter	9.50	5.35

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

As of August 31, 2012, the number of holders of record of our common stock was 70 and the number of beneficial holders of our common stock was approximately 5,900.

Declaration and payment of dividends is within the sole discretion of our board of directors, subject to limitations imposed by California law and compliance with our credit agreement and will depend on our earnings, capital requirements, financial condition and such other factors as the board of directors deems relevant. During fiscal 2012 and the last three quarters of fiscal 2011, we declared quarterly dividends of $0.025 each per common share.

Stock Performance Graph

The graph below compares the percentage changes in our cumulative total shareholder return on our common stock for the five-year period ended June 30, 2012, with (i) the cumulative total return of the S & P 500 Index (“S & P 500”) and (ii) the S & P Apparel, Accessories & Luxury Goods Index. The total shareholder return for our common stock assumes quarterly reinvestment of dividends.

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

	Fiscal Year Ended (number of weeks)
	June 30, 2012 (52)	July 2, 2011 (52)	July 3, 2010 (52)	July 4, 2009 (52)	July 5, 2008 (52)
	(Dollars in thousands, except per share data)
Operating Results:
Net sales	$530,831	$493,274	$479,911	$551,592	$628,737
Cost of sales, including production and occupancy	319,758	301,464	286,014	325,882	348,873

Gross margin	211,073	191,810	193,897	225,710	279,864
Selling, general and administrative expenses	191,666	185,921	183,217	206,225	198,258

Operating income	19,407	5,889	10,680	19,485	81,606
Interest and other income, net	931	852	3,159	6,674	16,396

Income from continuing operations before income taxes	20,338	6,741	13,839	26,159	98,002
Provision for income taxes	8,617	2,685	5,803	7,711	33,557

Income from continuing operations, net of tax	11,721	4,056	8,036	18,448	64,445
Loss from discontinued operations, net of tax	—	(5,835)	(13,201)	(5,813)	(1,365)

Net income (loss)	$11,721	$(1,779)	$(5,165)	$12,635	$63,080

Basic per share amounts:
Income from continuing operations, net of tax	$0.14	$0.05	$0.09	$0.21	$0.72
Loss from discontinued operations, net of tax	—	(0.07)	(0.15)	(0.07)	(0.02)

Net income (loss)	$0.14	$(0.02)	$(0.06)	$0.14	$0.70

Diluted per share amounts:
Income from continuing operations, net of tax	$0.14	$0.05	$0.09	$0.21	$0.71
Loss from discontinued operations, net of tax	—	(0.07)	(0.15)	(0.07)	(0.02)

Net income (loss)	$0.14	$(0.02)	$(0.06)	$0.14	$0.69

Basic weighted average shares outstanding	84,235	84,225	86,408	87,949	89,783
Diluted weighted average shares outstanding	84,402	84,322	86,550	88,179	91,089
Statistics:
Number of stores:
Opened during period	13	10	8	13	35
Closed during the period	13	55	19	8	5
Open at end of period	252	252	297	308	303
Net sales per average store(1)	$1,909	$1,777	$1,580	$1,880	$2,344
Comparable store sales increase (decrease)(2)	5.3%	0.4%	(17.1)%	(20.9)%	(7.6)%

	As of
	June 30, 2012	July 2, 2011	July 3, 2010	July 4, 2009	July 5, 2008
	(Dollars in thousands, except per share data)
Balance Sheet Data:
Working capital	$197,448	$204,697	$178,479	$234,184	$137,381
Total assets	450,420	441,122	551,893	571,455	597,763
Shareholders’ equity	362,120	356,253	369,055	459,495	485,885
Dividends declared per common share	$0.10	$0.08	$1.08	$0.20	$0.20

(1)	Based on the sum of average monthly sales for the period.
(2)	Comparable store sales are calculated by including the net sales of stores that have been open at least one year. Therefore, a store is included in the comparable store sales base beginning with its thirteenth month. Stores that have been expanded or remodeled by 15 percent or more or have been permanently relocated are excluded from the comparable store sales base. In addition, comparable store sales are calculated using a same day sales comparison. International licensee store sales are not included in the comparable store sales calculation. Beginning in fiscal 2012, we are reporting comparable store sales results inclusive of our on-line stores. We believe that given the similar nature and process of inventory planning, allocation and return policy for the on-line stores and all other retail stores, the inclusion of the on-line stores is a more meaningful way of reporting our comparable store sales results. In addition, we have been implementing cross-channel marketing initiatives, which benefit all retail sales, including our on-line stores. The inclusion of the on-line stores increased the comparable store percentage by 3.2% for the fiscal year ended June 30, 2012. For fiscal 2011 and 2010, the impact of including the on-line stores in comparable store sales would have been an increase of 0.2% and 0.6%, respectively.

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

Overview

We design, develop and produce a distinctive line of contemporary women’s apparel and accessories under the bebe, BEBE SPORT, bbsp and 2b bebe brand names. We operate stores in the United States, Puerto Rico, Virgin Islands, Japan and Canada. In addition we have on-line stores at www.bebe.com and www.2bstores.com that ship to customers in the United States, Canada, Puerto Rico, the U.S. Protectorates and, for www.bebe.com, internationally via our third-party provider, International Checkout. We also have international stores operated by licensees in South East Asia, United Arab Emirates, Israel, Russia, South America and Turkey. Our distinctive product offering includes a full range of separates, tops, dresses, active wear and accessories in the following lifestyle categories: wear-to-work, weekend and party. We design and develop the majority of our merchandise in-house, which is manufactured to our specifications. The remainder is sourced directly from third-party manufacturers.

Fiscal 2012 financial highlights include the following:

•

Net sales from continuing operations for fiscal 2012 were $530.8 million, up 7.6% from $493.3 million for fiscal 2011. Comparable store sales for fiscal 2012 increased 5.3% compared to an increase of 0.4% in the previous fiscal year. The inclusion of the on-line stores increased the comparable store percentage by 3.2% for the fiscal year ended June 30, 2012.

•	Gross margin from continuing operations for fiscal 2012 was 39.8% compared to 38.9% for fiscal 2011.

•	Selling, general and administrative expenses from continuing operations for the 2012 fiscal year were $191.7 million, up 3.1% from $185.9 million for fiscal 2011.

•

Net income from continuing operations for the fiscal year ended June 30, 2012 was $11.7 million, or $0.14 per share on a diluted basis, compared to net income of $4.1 million, or $0.05 per share on a diluted basis, in the prior year.

•

In fiscal 2012, cash increased by $9.8 million, up from a decrease of $99.5 million for fiscal 2011, primarily as a result of settlements of our auction rate securities in the current fiscal year and a $1 per share dividend payment made in the prior fiscal year.

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

Revenue recognition. We recognize revenue at the time the products are received by the customers. We recognize revenue for store sales at the point at which the customer receives and pays for the merchandise at the register. For on-line sales, we recognize revenue at the time we estimate the customer receives the product. We estimate and defer revenue and the related product costs for shipments that are in transit to the customer. Customers typically receive goods within one week of shipment. We reflect amounts related to shipping billed to customers in net sales and the related costs in cost of goods sold. We record retail sales net of sales tax collected from customers at the time of the transaction.

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

Gift certificates sold are recorded as a liability and we recognize sales revenue when the gift certificate is redeemed. Similarly, customers may receive a store credit in exchange for returned goods.

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

Stock Based Compensation. We recognize stock-based awards to employees as compensation expense, based on the calculated fair value on the date of grant. We determine the fair value using the Black-Scholes option pricing model. This model requires subjective assumptions, which are affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include our expected stock price volatility over the term of the awards, actual and projected employee exercise behaviors, risk-free interest rate and expected dividends. As the stock-based compensation expense recognized on the consolidated statements of operations for fiscal 2012, 2011 and 2010 is based on awards ultimately expected to vest, such amount has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We estimate forfeitures based on our historical experience.

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

Investments. We hold a variety of interest bearing auction rate securities (“ARS”) consisting of federally insured student loan backed securities and insured municipal authority bonds. As of June 30, 2012, our ARS portfolio totaled approximately $60.0 million, net of a temporary impairment charge of $7.9 million, classified as available for sale securities. These ARS investments are intended to provide liquidity via an auction process that resets the applicable interest rate at predetermined calendar intervals, allowing investors to either roll over their holdings or gain immediate liquidity by selling such interests at par. The uncertainties in the credit markets that began in February 2008 have affected our holdings in ARS investments and auctions for our investments in these securities have failed to settle on their respective settlement dates. Historically the fair value of ARS investments had approximated par value due to the frequent resets through the auction process. While we continue to earn interest on our ARS investments at the maximum contractual rate, these investments are not currently trading and therefore do not currently have a readily determinable market value. Accordingly, the estimated fair value of ARS no longer approximates par value. Consequently, the investments are not currently liquid, and we will not be able to access these funds until a future auction of these investments is successful, the issuer redeems the securities or at maturity. Maturity dates for these ARS range from 2016 to 2044 with principal distributions occurring on certain securities prior to maturity.

We also hold short-term available for sale securities totaling $76.4 million at June 30, 2012 that consist of treasury bills and certificates of deposit.

We review our investments for impairment in accordance with guidance issued by the FASB and SEC in order to determine the classification of the impairment as “temporary” or “other-than-temporary”. A temporary impairment charge results in an unrealized loss being recorded in the other comprehensive income component of shareholders’ equity. Such an unrealized loss does not affect net income for the applicable accounting period. An other-than-temporary impairment charge is recorded as a loss in the consolidated statements of operations and reduces net income for the applicable accounting period. When evaluating the investments for other-than-temporary impairment, we estimate the expected cash flows of the underlying collateral by reviewing factors such as the length of time and extent to which the fair value has been below cost basis, the financial condition of the issuer and any changes thereto, and our intent to sell, or whether it is more likely than not it will be required to sell, the investment before recovery of the investment’s unamortized cost basis.

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

Impairment of long-lived assets. We review long-lived assets for impairment whenever events or changes in circumstances, such as planned or actual store closures or poor performing stores, indicate that the carrying value of an asset may not be recoverable. Assets are grouped and evaluated for impairment at the lowest level of which there are identifiable cash flows, which is generally at a store level. Store assets are reviewed using factors including, but not limited to, the Company’s future operating plans and projected cash flows. The determination of whether impairment has occurred is based on an estimate of undiscounted future cash flows directly related to that store, compared to the carrying value of the assets. If the sum of the undiscounted future cash flows of a store does not exceed the carrying value of the assets, full or partial impairment may exist. For impaired assets, we recognize a loss equal to the difference between the net book value of the asset and its estimated fair value. Fair value is based upon discounted future cash flows of the asset using a discount rate commensurate with the risk. In addition, at the time a decision is made to close a store, we record an impairment charge, if appropriate, or accelerate depreciation over the revised useful life of the asset. During fiscal 2012, we recorded a $0.5 million charge for the impairment of store assets. We believe at this time that the long-lived assets’ carrying values and useful lives continue to be appropriate; however significant changes from our current future forecasts could result in additional impairment charges.

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

Recent Accounting Pronouncements

Fair Value

In May 2011, the FASB issued guidance to amend the accounting and disclosure requirements on fair value measurements. The new guidance limits the highest-and-best-use measure to nonfinancial assets, permits certain financial assets and liabilities with offsetting positions in market or counterparty credit risks to be measured on a net basis and provides guidance on the applicability of premiums and discounts. Additionally, the new guidance expands the disclosures on Level 3 inputs by requiring quantitative disclosure of the unobservable inputs and assumptions, as well as description of the valuation processes and the sensitivity of the fair value to changes in unobservable inputs. The new guidance will be effective for us beginning in fiscal 2013, which is July 1, 2012. We do not anticipate a material impact on our financial statements upon adoption.

Other Comprehensive Income

In June 2011, the FASB issued ASU 2011-05, which requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income and the total of comprehensive income. The new guidance eliminates the current option to report other comprehensive income and its components in the consolidated statements of shareholders’ equity. For public entities, the amendments in ASU 2011-05 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, and are to be applied retrospectively, with early adoption permitted. We will adopt ASU 2011-05 in our first quarter of fiscal 2013 ending September 29, 2012.

Results of Operations

Our fiscal year ends on the first Saturday on or after June 30. Fiscal 2012, 2011 and 2010 each included 52 weeks.

The following table sets forth certain financial data as a percentage of net sales for the periods indicated:

	Fiscal Year Ended
	June 30, 2012	July 2, 2011	July 3, 2010
Statement of Operating Data:
Net sales	100.0%	100.0%	100.0%
Cost of sales, including production and occupancy(1)	60.2	61.1	59.6

Gross margin	39.8	38.9	40.4
Selling, general and administrative expenses(2)	36.1	37.7	38.2

Operating income	3.7	1.2	2.2
Interest and other income, net	0.2	0.2	0.7

Income from continuing operations before income taxes	3.9	1.4	2.9
Income tax provision	1.6	0.6	1.2

Income from continuing operations, net of tax	2.3	0.8	1.7
Loss from discontinued operations, net of tax	—	(1.2)	(2.8)

Net income (loss)	2.3%	(0.4)%	(1.1)%

(1)	Cost of sales includes the cost of merchandise, occupancy costs and production costs.
(2)	Selling, general and administrative expenses primarily consist of non-occupancy store costs, corporate overhead and advertising costs.

Fiscal Years Ended June 30, 2012 and July 2, 2011

Net Sales. Net sales from continuing operations increased to $530.8 million during the fiscal year ended June 30, 2012 from $493.3 million in fiscal 2011, an increase of $37.5 million, or 7.6%. The increase in net sales was primarily attributable to a 5.3% increase in comparable store sales as well as an increase in wholesale sales of $9.3 million, or 30.5%.

Gross Margin. Gross margin from continuing operations increased to $211.1 million for the fiscal year ended June 30, 2012 from $191.8 million in fiscal 2011, an increase of $19.3 million, or 10.1%. As a percentage of net sales, gross margin of 39.8% was higher than the prior year at 38.9% primarily due to positive occupancy leverage.

Selling, General and Administrative Expenses. Selling, general and administrative expenses from continuing operations, which primarily consist of non-occupancy store costs, corporate overhead and advertising costs, increased to $191.7 million during fiscal 2012 from $185.9 million in fiscal 2011, an increase of $5.8 million, or 3.1%. This increase in dollars was primarily a result of increases in compensation expenses including incentive compensation.

Interest and Other Income, Net. We generated $0.9 million of interest and other income, net of other expenses, during fiscal 2012 as compared to $0.9 million in fiscal 2011. The year over year consistency reflected our continued investment in lower-yielding tax-exempt investments and money market funds.

Provision for Income Taxes. Our effective tax rate from continuing operations was 42.4% for fiscal 2012 as compared to 39.8% for fiscal 2011. The higher tax rate in the current year was due to various discrete items, including elective changes to state apportionment factors and the cumulative impact of those changes on the related deferred balances.

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

Gross Margin. Gross margin from continuing operations decreased to $191.8 million for the fiscal year ended July 2, 2011 from $193.9 million in fiscal 2010, a decrease of $2.1 million, or 1.1%. As a percentage of net sales, gross margin of 38.9% was lower than the prior year at 40.4% primarily due to a decrease in initial markup, caused by change in product mix and higher production costs, partially offset by lower markdown activity.

Selling, General and Administrative Expenses. Selling, general and administrative expenses from continuing operations, which primarily consist of non-occupancy store costs, corporate overhead and advertising costs, increased to $185.9 million during fiscal 2011 from $183.2 million in fiscal 2010, an increase of $2.7 million, or 1.5%. This increase in dollars was primarily a result of $2.1 million of settlement costs recorded during the year. Prior year adjustments included $3.0 million related to stock-based compensation offset by other credits, including the initial recognition of gift card breakage income. As a percentage of net sales, these expenses decreased to 37.7% during fiscal 2011 from 38.2% in fiscal 2010. This decrease as a percentage of net sales was primarily due to leveraging of store depreciation expense and other fixed costs.

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

Discontinued Operations. In the fourth quarter of fiscal 2010, we decided to discontinue operations of the PH8 division, allowing us to focus our efforts on improving bebe sales and profitability, expanding internationally and continuing to develop our 2b bebe business. We closed 24 PH8 stores in the first fiscal quarter of 2011 and during the second fiscal quarter of 2011, closed the remaining 25 PH8 stores, converting one store to a 2b bebe. The results of the PH8 stores closed to date, net of income tax benefit, which consists of 49 and 62 stores for the fiscal years ended July 2, 2011 and July 3, 2010, respectively, have been presented as a discontinued operation in the accompanying consolidated statements of operations for all periods presented and are as follows:

	Fiscal Year Ended
	July 2, 2011	July 3, 2010
	(In thousands)
Net sales	$7,850	$29,056
Cost of sales, including production and occupancy	13,368	25,046

Gross margin	(5,518)	4,010
Selling, general and administrative expenses	4,116	25,796

Loss from discontinued operations, before income tax benefit	(9,634)	(21,786)
Add: tax benefit	(3,799)	(8,585)

Loss from discontinued operations, net of tax benefit	$(5,835)	$(13,201)

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

Liquidity and Capital Resources

Our working capital requirements vary widely throughout the year and generally peak during the first and second fiscal quarters. At June 30, 2012, we had approximately $241.4 million of cash, cash equivalents and investments on hand of which $105.0 were cash and equivalents, approximately $60.0 million, net of impairment charges of $7.9 million, were auction rate securities (“ARS”), approximately $50.0 million were treasury bills and approximately $26.5 million were certificates of deposit. We do not anticipate the lack of liquidity in the ARS to impact our ability to fund our operations in the foreseeable future and believe we have sufficient cash and equivalents to fund ongoing operations. In addition, we have a revolving line of credit under which we may borrow or issue letters of credit up to a combined total of $25 million. As of June 30, 2012, there were no cash borrowings or trade letters of credit outstanding under the line of credit, and a stand-by letter of credit outstanding that totaled $3.0 million. To date, no beneficiary has drawn upon the stand-by letter of credit. This credit facility requires us to comply with certain covenants, including amounts for minimum tangible net worth, unencumbered liquid assets and profitability, and certain restrictions on making loans and investments. As of June 30, 2012, we were in compliance with all covenants.

At June 30, 2012, we had cash and cash equivalents of $105.0 million held in accounts managed by third-party financial institutions consisting of invested cash and cash in our operating accounts. The invested cash is invested in interest bearing funds managed by third-party financial institutions. These funds invest in direct obligations of the government of the United States. To date, we have experienced no loss or lack of access to our invested cash or equivalents; however, we can provide no assurances that access to our invested cash and equivalents will not be impacted by adverse conditions in the financial markets.

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

Net cash provided by operating activities in fiscal 2012, 2011 and 2010 was $32.7 million, $21.9 million and $37.6 million, respectively. The increase of $10.8 million from 2011 to 2012 was primarily as result of higher overall net income partially offset by decreased changes in working capital of $4.1 million from fiscal 2011 to fiscal 2012. These changes in working capital are primarily related to higher prepaid income tax and higher construction allowances receivable related to timing of store construction as well as increased wholesale receivables as a result of our growth internationally. The change from fiscal 2010 to 2011 was a result of decreased changes in working capital of $12.3 million primarily related to an income tax refund received in the prior fiscal year, settlement of our income tax payable as well as our ability to maintain the lower inventory levels that were implemented in the prior fiscal year.

Net cash used by investing activities was $15.2 million versus net cash used by investing activities of $17.9 million and net cash provided by investing activities of $77.1 million in fiscal 2012, 2011 and 2010, respectively. The decrease in net cash used by investing activities in fiscal 2012 from fiscal 2011 was a result of increased net proceeds from sales and maturities of investments related to the increased settlement of our ARS investments at par offset by the purchase of our distribution center for $18.0 million in the fourth quarter of the fiscal year. The change from fiscal 2010 to 2011 was primarily a result of a decrease in net proceeds of marketable equity securities of $91.6 million primarily as a result of our UBS settlement at par in the prior fiscal year partially offset by increased purchases of marketable securities of $2.9 million and the purchase of the bebe trademark in China for $0.9 million in fiscal 2011.

Capital expenditures of $44.9 million, which consists of $42.1 million cash plus a net change in the accrual of $2.8 million, in fiscal 2012 primarily included $18.8 million related to the purchase of our distribution center in Benicia, CA and additional improvements, $5.9 million related to the opening of new stores, $9.0 million related to the relocation and expansion of existing stores and $5.6 million related to investments in management information systems. Capital expenditures of $13.8 million cash, plus a net change in the accrual of $1.1 million, in fiscal 2011 primarily included $5.1 million related to the opening of new stores, $3.8 million related to the relocation and expansion of existing stores and $3.9 million related to investments in management information systems.

We opened 13, 10 and 8 new stores in fiscal 2012, 2011 and 2010, respectively, and we expect to open 11 stores in fiscal 2013. In fiscal 2013, we expect capital expenditures of approximately $26.9 million, of which approximately $16.9 million will be for new stores and relocation and expansion of existing stores and approximately $5.4 million will be for investments in information systems and other capital expenditures.

During fiscal 2012, the average bebe and 2b bebe new store construction costs before tenant allowances were $733,000 and the average gross inventory investment per store was $104,000.

Net cash used by financing activities was $7.0 million in fiscal 2012 compared to net cash used by financing activities of $104.5 million in fiscal 2011. The decrease in cash used by financing activities of $97.5 million was primarily a result of the fiscal 2011 payout of the special $1 per share dividend declared in the fourth quarter of fiscal 2010 as well as stock repurchases of $12.5 million in the prior fiscal year. Net cash used by financing activities was $104.5 million in fiscal 2011 compared to net cash used by financing activities of $14.7 million in fiscal 2010. The increase in cash used by financing activities of $89.8 million was primarily a result of the previously mentioned $1 per share dividend as well an increase in our stock repurchases of $8.2 million over the prior fiscal year.

We hold a variety of interest bearing ARS consisting of federally insured student loan backed securities and insured municipal authority bonds. As of June 30, 2012, our ARS portfolio totaled approximately $60.0 million, net of a temporary impairment charge of $7.9 million, classified as available for sale securities. These ARS investments are intended to provide liquidity via an auction process that resets the applicable interest rate at predetermined calendar intervals, allowing investors to either roll over their holdings or gain immediate liquidity by selling such interests at par. The uncertainties in the credit markets that began in February 2008 have affected our holdings in ARS investments and auctions for our investments in these securities have failed to settle on their respective settlement dates. Historically the fair value of ARS investments had approximated par value due to the frequent resets through the auction process. While we continue to earn interest on our ARS investments at the maximum contractual rate, these investments are not currently trading and therefore do not currently have a readily determinable market value. Accordingly, the estimated fair value of ARS no longer approximates par value. Consequently, the investments are not currently liquid, and we will not be able to access these funds until a future auction of these investments is successful, the issuer redeems the securities, or at maturity. Maturity dates for these ARS investments range from 2016 to 2044 with principal distributions occurring on certain securities prior to maturity.

We also hold short-term available for sale securities totaling $76.4 million at June 30, 2012 that consist of treasury bills and certificates of deposit.

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

Summary Disclosures about Contractual Obligations and Commitments:

Other than operating leases, we do not have any off-balance-sheet financing. The following tables summarize our significant contractual obligations and commercial commitments as of June 30, 2012 (in thousands):

	Amount of commitment expiration period
	Total	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years
Operating leases	$396,668	$62,318	$113,888	$97,436	$123,026
Unconditional purchase obligations(1)	85,033	83,655	1,378	—	—

Total contractual obligations and commitments(2)	$481,701	$145,973	$115,266	$97,436	$123,026

(1)	Unconditional purchase obligations are defined as agreements to purchase goods or services that are enforceable and legally binding on us and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Included in the purchase obligations category above are commitments for inventory purchases, capital expenditures, information technology and professional services. Most arrangements are cancelable without a significant penalty and with short notice, usually 30 to 90 days. We excluded amounts reflected on the consolidated balance sheet as accounts payable and accrued liabilities from the table above.
(2)	The table above does not include liabilities related to unrecognized tax benefits. As we are unable to reasonably predict the timing of settlement of such liabilities, the table does not include $2.2 million of income tax, interest and penalties relating to unrecognized tax benefits that are recorded as noncurrent liabilities within our consolidated balance sheet as of June 30, 2012.

Inflation

We do not believe that inflation has had a material effect on the results of operations in the recent past. However, we cannot assure that our business will not be affected by inflation in the future. For example, cotton prices have risen substantially since the beginning of fiscal 2011. Should this rise continue in fiscal 2013, there will be pressure on our average unit costs and our gross margins will continue to be impacted.

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

All highly liquid investments with a maturity of three months or less at the date of purchase are considered to be cash equivalents. Investments are considered short-term available for sale securities if the original maturity is between three months and twelve months, or long-term investments if the original maturity is greater than twelve months. Historically the fair value of ARS investments had approximated par value due to the frequent resets through the auction process. While we continue to earn interest on our ARS investments at the maximum contractual rate, these investments are not currently trading and therefore do not currently have a readily determinable market value. Accordingly, the estimated fair value of ARS no longer approximates par value. We determined the estimated fair value of our investment in ARS as of June 30, 2012 using a discounted cash flow model to estimate the fair value of our investments in ARS. The assumptions used in preparing the discounted cash flow model include estimates for interest rates, timing and amount of cash flows and expected holding periods of the ARS. We have modified our investment strategy and increased our investments in more liquid money market investments.

The following table lists our cash equivalents, short-term marketable securities and long-term marketable securities at June 30, 2012:

Fair Value
(Dollars in thousands)
Cash equivalents	$46,388
Weighted average interest rate	0.10%
Short-term available for sale securities	$76,428
Weighted average interest rate	0.54%
Long-term available for sale securities	$60,002
Weighted average interest rate	0.38%
Total	$182,818

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

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (“the Exchange Act”) as of the end of the period covered by this report (June 30, 2012). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of the evaluation date, our disclosure controls and procedures are effective at a reasonable level of assurance to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely discussions regarding required disclosure.

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

ITEM 9B.    OTHER INFORMATION

None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

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

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information with respect to security ownership of beneficial owners and related stockholder matters required by Item 201(d) and Item 403 of Regulation S-K is incorporated by reference from “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management” in our definitive Proxy Statement to be filed with the SEC not later than 120 days after the end of our fiscal year.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information with respect to certain relationships and related transactions required by Item 404 of Regulation S-K is incorporated by reference from “Certain Relationships and Related Transactions” in our definitive Proxy Statement to be filed with the SEC not later than 120 days after the end of our fiscal year.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

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

3. Exhibits included or incorporated herein: See Index to Exhibits.

(b) Exhibits

EXHIBIT NUMBER	DESCRIPTION OF DOCUMENT

3.1(h)	Amended and Restated Articles of Incorporation of Registrant.

3.2(f)	Amended and Restated Bylaws of Registrant.

4.1(a)	Specimen certificate representing the Common Stock (in standard printer form, not provided).

10.1(i)(*)	1997 Stock Plan.

10.2(a)(*)	1998 Stock Purchase Plan.

10.3(a)(*)	Form of Indemnification Agreement.

10.6(b)	Standard Industrial/Commercial-Tenant Lease-Net dated November 30, 1998 between Registrant and Far Western Land and Investment Company, Inc., (lease for additional building to house administrative departments in Brisbane, California).

10.8(c)	Form of Retail Store License Agreement between Registrant and [company].

10.9(d)	Amendment No. 1 to Lease Agreement (amendment to Standard Industrial/Commercial-Tenant Lease-Net dated November 30, 1998 between Registrant and Far Western Land and Investment Company, Inc.)

10.10(e)	Lease Agreement dated October 24, 2000, as amended, between Registrant and Lincoln PO Benicia Limited Partnership.

10.12(e)(*)	Form of Restricted Stock Units Agreement.

10.17(f)	Standard Offer, Agreement and Escrow Instructions for Purchase of Real Estate dated January 20, 2004 by and between bebe stores, inc. and 10345 Olympic LLC.

10.18(g)(*)	Employment agreement between the Company and Emilia Fabricant

10.19(h)(*)	Management Bonus Plan.

10.21(j)(*)	bebe stores, inc. Form of Stock Option Agreement.

10.22(k)(*)	bebe stores, inc. Form of Restricted Stock Unit Agreement.

10.23(l)	Credit Agreement between Registrant and Wells Fargo.

10.24(m)	Amendment to Credit Agreement and Revolving Line of Credit Note between Registrant and Wells Fargo

10.25(m)	Contract of Sale for Purchase of Real Estate dated March 13, 2012 by and among bebe Studio Realty, inc. and MP Benicia Logistics, LLC

21.1	Subsidiaries of Registrant.

EXHIBIT NUMBER	DESCRIPTION OF DOCUMENT

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney (see signature page).

31.1	Section 302 Certification of Chief Executive Officer.

31.2	Section 302 Certification of Chief Financial Officer.

32.1	Section 906 Certification of Chief Executive Officer.

32.2	Section 906 Certification of Chief Financial Officer.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Presentation Linkbase.

(a)	Incorporated by reference from exhibits of the same number in Registrant’s Registration Statement on Form S-1 (Reg. No. 333-50333), effective June 16, 1998.
(b)	Incorporated by reference from exhibits of the same number in Registrant’s Quarterly Report on Form 10-Q filed on February 16, 1999.
(c)	Incorporated by reference from exhibits of the same number in Registrant’s Annual Report on Form 10-K filed on September 28, 1999.
(d)	Incorporated by reference from exhibits of the same number in Registrant’s Annual Report on Form 10-K filed on September 28, 2000.
(e)	Incorporated by reference from exhibits of the same number in Registrant’s Annual Report on Form 10-K filed on September 29, 2003.
(f)	Incorporated by reference from exhibits of the same number in Registrant’s Annual Report on Form 10-K filed on September 13, 2004.
(g)	Incorporated by reference from exhibit of the same number in Registrant’s Current Report on form 8-K filed on August 4, 2010.
(h)	Incorporated by reference from exhibit of the same number in Registrant’s Annual Report on Form 10-K filed on September 14, 2005.
(i)	Incorporated by reference from exhibit 99.2 to Registrant’s Current Report on Form 8-K filed on November 23, 2005.
(j)	Incorporated by reference from exhibit 99.3 to Registrant’s Current Report on Form 8-K filed on November 23, 2005.
(k)	Incorporated by reference from exhibit 99.4 to Registrant’s Current Report on Form 8-K filed on November 23, 2005.
(l)	Incorporated by reference from exhibit 10.27 to Registrant’s Current Report on Form 8-K filed May 21, 2009.
(m)	Incorporated by reference from exhibits 10.24 and 10.25 to Registrant’s Quarterly Report on Form 10-Q filed on May 10, 2012.
(*)	Indicates management contracts or compensatory plans or arrangements required to be filed as exhibits to this report on Form 10-K.

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Brisbane, State of California, on the 13th day of September 2012.

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

Pursuant to the requirements of the Exchange Act, this Annual Report on Form 10-K has been signed by the following persons in the capacities and on the dates indicated:

Name	Title	Date

/S/ MANNY MASHOUF Manny Mashouf	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	September 13, 2012

/S/ WALTER PARKS Walter Parks	Chief Operating Officer and Chief Financial Officer (Principal Financial Officer)	September 13, 2012

/S/ LIYUAN WOO Liyuan Woo	Principal Accounting Officer and Vice President Corporate Controller	September 13, 2012

/S/ BARBARA BASS Barbara Bass	Director	September 13, 2012

/S/ CYNTHIA COHEN Cynthia Cohen	Director	September 13, 2012

/S/ CORRADO FEDERICO Corrado Federico	Director	September 13, 2012

/S/ CADEN WANG Caden Wang	Director	September 13, 2012

bebe stores, inc.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JUNE 30, 2012, JULY 2, 2011, AND JULY 3, 2010:

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of bebe stores, inc. is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. With the participation of the Chief Executive Officer and the Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control—Integrated Framework , issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of June 30, 2012.

bebe stores, inc.’s independent auditor, Deloitte & Touche LLP, an independent registered public accounting firm, has issued an audit report on our internal control over financial reporting. This audit report appears on page F-3 of this annual report on Form 10-K.

September 13, 2012

/s/ MANNY MASHOUF
Manny Mashouf Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

/s/ WALTER PARKS
Walter Parks Chief Operating Officer and Chief Financial Officer (Principal Financial Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

bebe stores, inc.:

We have audited the accompanying consolidated balance sheets of bebe stores, inc and subsidiaries (the “Company”) as of June 30, 2012 and July 2, 2011, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended June 30, 2012. We also have audited the Company’s internal control over financial reporting as of June 30, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Annual Report on Internal Control over Financial Reporting”. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of bebe stores, inc and subsidiaries as of June 30, 2012 and July 2, 2011, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2012, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2012, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ DELOITTE & TOUCHE LLP

San Francisco, California

September 13, 2012

bebe stores, inc.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

	As of
	June 30, 2012	July 2, 2011
Assets:
Current assets:
Cash and equivalents	$104,982	$95,177
Available for sale securities	76,428	96,371
Receivables (net of allowance of $1,255 and $1,247)	9,190	5,222
Inventories, net	33,292	33,448
Deferred income taxes, net	4,609	4,930
Prepaid and other	17,135	14,207

Total current assets	245,636	249,355
Available for sale securities	60,002	64,964
Property and equipment, net	114,707	92,500
Deferred income taxes, net	24,675	29,440
Intangible asset	912	885
Other assets	4,488	3,978

Total assets	$450,420	$441,122

Liabilities and Shareholders’ Equity:
Current liabilities:
Accounts payable	$16,520	$17,684
Accrued liabilities	31,668	26,974

Total current liabilities	48,188	44,658
Deferred rent and other lease incentives	37,876	38,152
Uncertain tax positions	2,236	2,059

Total liabilities	88,300	84,869

Commitments and contingencies (Notes 6, 7 and 14)
Shareholders’ equity:
Preferred stock-authorized 1,000,000 shares at $0.001 par value per share; no shares issued and outstanding	—	—
Common stock-authorized 135,000,000 shares at $0.001 par value per share; issued and outstanding 84,360,349 and 84,096,558 shares	84	84
Additional paid-in capital	144,180	141,829
Accumulated other comprehensive income (loss)	152	(5)
Retained earnings	217,704	214,345

Total shareholders’ equity	362,120	356,253

Total liabilities and shareholders’ equity	$450,420	$441,122

See accompanying notes to consolidated financial statements.

bebe stores, inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

	Fiscal Year Ended
	June 30, 2012	July 2, 2011	July 3, 2010
Net sales	$530,831	$493,274	$479,911
Cost of sales, including production and occupancy	319,758	301,464	286,014

Gross margin	211,073	191,810	193,897
Selling, general and administrative expenses	191,666	185,921	183,217

Operating income	19,407	5,889	10,680
Interest and other income, net	931	852	3,159

Income from continuing operations, before income taxes	20,338	6,741	13,839
Income tax provision	8,617	2,685	5,803

Income from continuing operations, net of tax	11,721	4,056	8,036
Loss from discontinued operations, net of tax	—	(5,835)	(13,201)

Net income/(loss)	$11,721	$(1,779)	$(5,165)

Basic per share amounts:
Income from continuing operations, net of tax	$0.14	$0.05	$0.09
Loss from discontinued operations, net of tax	—	(0.07)	(0.15)

Net (loss)/income	$0.14	$(0.02)	$(0.06)

Diluted per share amounts:
Income from continuing operations, net of tax	$0.14	$0.05	$0.09
Loss from discontinued operations, net of tax	—	(0.07)	(0.15)

Net (loss)/income	$0.14	$(0.02)	$(0.06)

Basic weighted average shares outstanding	84,235	84,225	86,408
Diluted weighted average shares outstanding	84,402	84,322	86,550

See accompanying notes to consolidated financial statements.

bebe stores, inc.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Amounts in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total	Comprehensive Income
	Number of Shares	Amount
Balances as of July 4, 2009	86,759	$87	$139,437	$(12,261)	$332,232	$459,495
Net loss	—	—	—	—	(5,165)	(5,165)	$(5,165)
Unrealized gain on ARS	—	—	—	3,777	—	3,777	3,777
Foreign currency translation	—	—	—	2,008	—	2,008	2,008

Total comprehensive income							$620

Stock based compensation	—	—	5,548	—	—	5,548
Purchase of common stock	(729)	(1)	(1,178)	—	(3,048)	(4,227)
Common stock issued under stock plans including tax benefit	87	—	228	—	—	228
Cash dividends declared	—	—	—	—	(92,609)	(92,609)

Balances as of July 3, 2010	86,117	$86	$144,035	$(6,476)	$231,410	$369,055
Net loss	—	—	—	—	(1,779)	(1,779)	$(1,779)
Unrealized gain on ARS	—	—	—	3,025	—	3,025	3,025
Foreign currency translation	—	—	—	3,446	(61)	3,385	3,385

Total comprehensive income							$4,631

Stock based compensation	—	—	2,722	—	—	2,722
Purchase of common stock	(2,137)	(2)	(3,574)	—	(8,896)	(12,472)
Common stock issued under stock plans including tax benefit	117	—	(1,354)	—	—	(1,354)
Cash dividends declared	—	—	—	—	(6,329)	(6,329)

Balances as of July 2, 2011	84,097	$84	$141,829	$(5)	$214,345	$356,253
Net income	—	—	—	—	11,721	11,721	$11,721
Unrealized gain on ARS	—	—	—	2,138	—	2,138	2,138
Foreign currency translation	—	—	—	(1,981)	65	(1,916)	(1,916)

Total comprehensive income							$11,943

Stock based compensation	—	—	2,021	—	—	2,021
Purchase of common stock	—	—	—	—	—	—
Common stock issued under stock plans including tax benefit	263	—	330	—	—	330
Cash dividends declared	—	—	—	—	(8,427)	(8,427)

Balances as of June 30, 2012	84,360	$84	$144,180	$152	$217,704	$362,120

See accompanying notes to consolidated financial statements.

bebe stores, inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Fiscal Year Ended
	June 30, 2012	July 2, 2011	July 3, 2010
Cash flows from operating activities:
Net income (loss)	$11,721	$(1,779)	$(5,165)

Adjustments to reconcile net income (loss) to cash provided by operating activities:
Non-cash compensation expense	2,026	2,706	5,548
Depreciation and amortization	20,279	22,072	26,318
Non-cash charge for asset impairment	490	1,463	7,979
Net loss (gain) on disposal of property	(296)	(178)	1,091
Loss (gain) on trading securities, including written put option	—	—	(582)
Deferred income taxes	3,754	2,035	(6,417)
Long term uncertain tax positions	177	(1,404)	243
Tax benefit from exercise of stock options and awards	278	175	117
Excess tax benefit from exercise of stock options and awards	(124)	(37)	(20)
Deferred rent	1,242	(467)	(1,167)
Changes in operating assets and liabilities:
Receivables	(4,175)	15	(1,283)
Inventories	226	136	5,846
Prepaid and other	(2,532)	3,352	14,678
Accounts payable	(2,712)	(4,137)	(4,366)
Income taxes payable	—	(602)	602
Accrued liabilities	2,386	(1,490)	(5,866)

Net cash provided by operating activities	32,740	21,860	37,556

Cash flows from investing activities:
Purchase of property and equipment	(42,066)	(13,838)	(14,190)
Insurance proceeds from property and equipment	763	—	—
Purchase of intangible assets	(27)	(885)	—
Purchase of investments	(83,896)	(136,253)	(133,369)
Proceeds from sales and maturities of investments	110,045	133,078	224,677

Net cash provided by / (used by) investing activities	(15,181)	(17,898)	77,118

Cash flows from financing activities:
Proceeds from stock options exercised	1,346	406	361
Excess of tax benefit on stock options exercised	124	37	20
Cash dividends paid	(8,427)	(92,446)	(10,829)
Purchase of common stock	—	(12,472)	(4,227)

Net cash used by financing activities	(6,957)	(104,475)	(14,675)

Net increase (decrease) in cash and equivalents	10,602	(100,513)	99,999
Effect of exchange rate changes on cash	(797)	1,000	3,301
Cash and equivalents:
Beginning of year	95,177	194,690	91,390

End of year	$104,982	$95,177	$194,690

Non-cash investing activities:
Change in fair value of available for sale securities—unrealized gain (loss)	$2,138	$3,025	$3,777
Accrued capital expenditures	$6,160	$3,340	$2,248
Non-cash financing activities:
Dividends payable	$—	$—	$86,117

Supplemental information:
Cash paid for interest	$78	$327	$89

Cash paid (received) for income taxes	$6,732	$(2,525)	$(12,942)

See accompanying notes to consolidated financial statements.

bebe stores, inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

Nature of the business—bebe stores, inc. (the “Company”) designs, develops and produces a distinctive line of contemporary women’s apparel and accessories, which it markets under the bebe, BEBE SPORT, bbsp and 2b bebe brand names. As of June 30, 2012, the Company operates 252 specialty retail stores located in 36 states, the District of Columbia, Puerto Rico, the U.S. Virgin Islands, Japan and Canada. In addition, the Company has 114 international stores operated by licensees and on-line stores at www.bebe.com and www.2bstores.com.

The Company has one reportable segment and has three brands with product lines of a similar nature. Revenues of the Company’s international wholesale licensee retail operations represented approximately eight percent of total revenues for fiscal year 2012 compared to approximately six percent in fiscal 2011 and approximately five percent in fiscal 2010.

Basis of financial statement presentation—The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America (GAAP).

Consolidation—The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany transactions and balances have been eliminated.

Fiscal year—The Company’s fiscal year ends on the first Saturday on or after June 30. Fiscal years 2012, 2011 and 2010 each have 52 weeks.

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

Cash and equivalents—represent cash and short-term, highly liquid investments with original maturities of less than three months. The Company also classifies amounts in transit from banks for customer credit card and debit card transactions as cash and equivalents as the banks process the majority of these amounts within one or two business days.

Investments—The Company holds treasury bills, certificates of deposit and a variety of interest bearing auction rate securities (“ARS”) consisting of federally insured student loan backed securities and insured municipal authority bonds. The Company designates its investments as available for sale securities which are reported at fair value, with unrealized gains and losses recorded in accumulated other comprehensive income. As of June 30, 2012, the Company’s ARS portfolio totaled approximately $60.0 million, net of impairment, and is classified as available for sale securities. (See note 3 for further discussion of the Company’s investments.)

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

Allowance for doubtful accounts—The changes in the allowance for doubtful accounts are summarized below (in thousands):

	Fiscal Year Ended
	June 30, 2012	July 2, 2011	July 3, 2010
Balance at beginning of year	$1,247	$1,231	$1,277
Charged to cost and expense	41	84	143
Write offs	(33)	(68)	(189)

Balance at end of year	$1,255	$1,247	$1,231

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

The Company records a reserve for estimated product returns based on estimated margin using historical return trends. If actual returns are greater than those projected, additional sales returns may be recorded in the future. The changes in the returns reserve are summarized below (in thousands):

	Fiscal Year Ended
	June 30, 2012	July 2, 2011	July 3, 2010
Balance at beginning of year	$933	$821	$481
Charged to cost and expense	16,545	15,208	14,655
Returns	(16,661)	(15,096)	(14,315)

Balance at end of year	$817	$933	$821

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

Advertising costs—are charged to expense when the advertising takes place. Advertising costs were $23.5 million, $22.9 million and $23.3 million, respectively, during fiscal 2012, 2011 and 2010.

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

Stock-based compensation—Stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is the vesting period. The Company uses the Black-Scholes option pricing model to determine the fair value of stock options, restricted stock units and employee stock purchase plan shares. The determination of the fair value of stock-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of complex and subjective variables. These variables include the Company’s expected stock price volatility over the expected term of the awards, actual and projected employee exercise behaviors, risk-free interest rate and expected dividends. As the stock-based compensation expense recognized on the consolidated statements of operations for fiscal 2012, 2011 and 2010 is based on awards ultimately expected to vest, such amounts have been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on the Company’s historical experience.

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

The following is a reconciliation of the number of shares used in the basic and diluted earnings per share computations:

	Fiscal Year Ended
	June 30, 2012	July 2, 2011	July 3, 2010
	(in thousands)
Basic weighted average number of shares outstanding	84,235	84,225	86,408
Incremental shares from assumed issuance of stock options	167	97	142

Diluted weighted average number of shares outstanding	84,402	84,322	86,550

The number of incremental shares from the assumed issuance of stock options is calculated by applying the treasury stock method.

Excluded from the computation of the number of diluted weighted average shares outstanding were anti-dilutive options to purchase 3.8 million, 4.2 million and 4.5 million shares for the fiscal years ended June 30, 2012, July 2, 2011 and July 3, 2010, respectively.

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

Recent Accounting Pronouncements

Fair Value

In May 2011, the Financial Accounting Standards Board, (“FASB”), issued guidance to amend the accounting and disclosure requirements on fair value measurements. The new guidance limits the highest-and-best-use measure to nonfinancial assets, permits certain financial assets and liabilities with offsetting positions in market or counterparty credit risks to be measured on a net basis and provides guidance on the applicability of premiums and discounts. Additionally, the new guidance expands the disclosures on Level 3 inputs by requiring quantitative disclosure of the unobservable inputs and assumptions, as well as description of the valuation processes and the sensitivity of the fair value to changes in unobservable inputs. The new guidance will be effective for the Company beginning fiscal 2013, which is July 1, 2012. The Company does not anticipate a material impact on its financial statements upon adoption.

Other Comprehensive Income

In June 2011, the FASB issued ASU 2011-05, which requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, bebe stores, inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Summary of Significant Accounting Policies (Continued)

the components of other comprehensive income and the total of comprehensive income. The new guidance eliminates the current option to report other comprehensive income and its components in the consolidated statements of shareholders’ equity. For public entities, the amendments in ASU 2011-05 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, and are to be applied retrospectively, with early adoption permitted. The Company will adopt ASU 2011-05 in our first quarter of fiscal 2013 ending September 29, 2012.

2. Discontinued Operation of PH8 Stores

In the fourth quarter of fiscal 2010, the Company decided to discontinue operations of the PH8 division, allowing the Company to focus its efforts on improving bebe sales and profitability, expanding internationally and continuing to develop its 2b bebe business. The Company closed 24 PH8 stores in the first fiscal quarter of 2011 and during the second fiscal quarter of 2011, closed the remaining 25 PH8 stores, converting one store to a 2b bebe. The results of the PH8 stores closed to date, net of income tax benefit, which consists of 49 and 62 stores for the fiscal years ended July 2, 2011 and July 3, 2010, respectively, have been presented as a discontinued operation in the accompanying consolidated statements of operations for all periods presented and are as follows:

	Fiscal Year Ended
	June 30, 2012	July 2, 2011	July 3, 2010
		(In thousands)
Net sales	$—	$7,850	$29,056
Cost of sales, including production and occupancy	—	13,368	25,046
Gross margin	—	(5,518)	4,010
Selling, general and administrative expenses	—	4,116	25,796
Loss from discontinued operations, before income tax benefit	—	(9,634)	(21,786)
Tax benefit	—	(3,799)	(8,585)

Loss from discontinued operations, net of tax benefit	$—	$(5,835)	$(13,201)

Costs associated with exit or disposal activities are recorded when the liability is incurred. As of June 30, 2012, the Company does not anticipate further costs associated with discontinued operations.

3. Investments

The Company’s investment portfolio consists of treasury bills, certificates of deposit and auction rate securities. The Company holds short term available for sale securities totaling $76.4 million as of June 30, 2012, that consisted of $50.0 million in treasury bills and $26.4 million in certificates of deposit at cost which approximates fair value.

The Company also holds a variety of interest bearing auction rate securities (“ARS”) consisting of federally insured student loan backed securities and insured municipal authority bonds. As of June 30, 2012, the Company’s ARS portfolio totaled approximately $60.0 million classified as available for sale securities, net of a temporary impairment charge of $7.9 million. As of that date, the Company’s ARS portfolio includes approximately 94% federally insured student loan backed securities and 6% municipal authority bonds. The Company’s ARS portfolio consists of approximately 27% AAA rated investments, 23% AA rated investments, 28% A rated investments, 12% BBB rated investments and 10% CCC rated investments. This is a change from bebe stores, inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Investments (Continued)

the Company’s fiscal 2011 portfolio, which consisted of 42% AAA rated investments, 7% AA rated investments, 35% A rated investments, 7% BBB rated investments and 9% CCC rated investments. These ARS investments are intended to provide liquidity via an auction process that resets the applicable interest rate at predetermined calendar intervals, allowing investors to either roll over their holdings or gain immediate liquidity by selling such interests at par. The uncertainties in the credit markets that began in February 2008 have affected the Company’s holdings in ARS investments and auctions for the Company’s investments in these securities have failed to settle on their respective settlement dates. Historically the fair value of ARS investments had approximated par value due to the frequent resets through the auction process. While the Company continues to earn interest on its ARS investments at the maximum contractual rate, these investments are not currently trading and therefore do not currently have a readily determinable market value. Accordingly, the estimated fair value of ARS no longer approximates par value. Consequently, the investments are not currently liquid, and the Company will not be able to access these funds until a future auction of these investments is successful, the issuer redeems the securities, or at maturity. Maturity dates for these ARS investments range from 2016 to 2044 with principal distributions occurring on certain securities prior to maturity.

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

The following is a summary of the Company’s available for sale securities:

	Fiscal Year Ended June 30, 2012
	Cost	Unrealized Losses Less Than 12 Months	Unrealized Losses 12 Months or Greater	Estimated Fair Value
	(in thousands)
Short term treasury bills	$49,960	$—	$—	$49,960
Short term certificates of deposit	26,468	—	—	26,468

	76,428	—	—	76,428
Long term auction rate securities	$67,900	$—	$7,898	$60,002

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

As of June 30, 2012, the Company held financial instruments that are measured at fair value on a recurring basis. These included cash equivalents and available for sale securities. Cash equivalents consist of money market funds. Short term available for sale securities consist of government treasury bills and certificates of deposit. Long term available for sale securities consist of auction rate securities (“ARS”). These securities consist of federally insured student loan backed securities and insured municipal authority bonds.

The Company determined the estimated fair value of its investment in ARS as of June 30, 2012 using a discounted cash flow model. The assumptions used in preparing the discounted cash flow model include estimates for liquidity, interest rates, timing, credit ratings, credit wrap and amount of cash flows and expected holding periods of the ARS.

The following items are measured at fair value on a recurring basis at June 30, 2012:

Description	June 30, 2012	Using Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
	Fair value measurements at reporting date (In thousands)
Cash equivalents	$46,388	$46,388	$—	$—
Current available for sale securities	76,428	49,960	26,468	—
Non-current available for sale securities	60,002	—	—	60,002

Total	$182,818	$96,348	$26,468	$60,002

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

Beginning in the quarter ended March 31, 2012, certificates of deposit previously classified as Level 1 are now classified as Level 2. During the fiscal year ended June 30, 2012, there were no transfers of assets and liabilities between Level 1 (quoted prices in active markets for identical assets) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy. An impairment charge has been recorded that reduces the carrying amount of the non-current available for sale securities of $67.9 million to their estimated fair value of $60.0 million as of June 30, 2012. The following table presents the Company’s activity for assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the fiscal year ended June 30, 2012:

(In thousands)
Balance at July 2, 2011	$64,964
Total gains or (losses) (realized or unrealized)
Included in earnings	—
Included in other comprehensive income	2,138
Settlements	(7,100)

Balance at June 30, 2012	$60,002

Non-financial Assets

As discussed in Note 1 of Notes to Consolidated Financial Statements, the Company measures certain non-financial assets and liabilities, including long-lived assets, at fair value on a non-recurring basis. The Company recorded charges for the impairment of long lived assets of $0.5 million, $1.5 million and $1.3 million for fiscal 2012, 2011 and 2010, respectively, which were recorded in selling, general and administrative expenses in the statement of operations. The fair market value of these assets was determined using the income approach and Level 3 inputs, which required management to make significant estimates about future operating plans and projected cash flows. Management estimates the amount and timing of future cash flows based on its experience and knowledge of the retail market in which each store operates. The Company was not required to measure any other significant non-financial assets and liabilities at fair value.

The Company also recorded a charge for the impairment of long lived assets of $6.7 million in fiscal 2010 that has been recorded in discontinued operations on the statement of operations. The fair value of the long lived assets was determined using Level 3 inputs and the valuation techniques discussed in Note 1 of the Notes to the Consolidated Financial Statements.

bebe stores, inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Inventories

The Company’s inventories consist of:

	As of
	June 30, 2012	July 2, 2011
	(In thousands)
Raw materials	$1,193	$1,622
Merchandise available for sale	32,099	31,826

Inventories, net	$33,292	$33,448

6. Credit Facilities

The Company has an unsecured commercial line of credit agreement which provides for borrowings and issuance of letters of credit of up to a combined total of $25.0 million and expires on May 15, 2015. The outstanding balance bears interest at either the bank’s reference rate (which was 3.25% as of both June 30, 2012 and July 2, 2011) or the LIBOR rate (which was 0.24% and 0.19% at June 30, 2012 and July 2, 2011, respectively) plus 1.75 percentage points. As of June 30, 2012 and July 2, 2011, there were no outstanding cash borrowings, and there was none and $0.2 million, respectively, of trade letters of credit outstanding as well as $3.0 million and $3.0 million of an outstanding stand-by letter of credit. To date, no beneficiary has drawn upon the stand-by letter of credit.

These credit facilities require the Company to comply with certain financial covenants, including amounts for minimum tangible net worth, unencumbered liquid assets and profitability, and certain restrictions on making loans and investments. As of June 30, 2012 the Company was in compliance with all financial covenants.

7. Lease Obligations

The Company leases its retail store locations, corporate headquarters and, for a significant portion of fiscal 2012, its distribution center and accounts for these leases as operating leases. The Company recognizes rent expense on a straight-line basis over the term of the lease, taking into account, when applicable, lessor incentives for tenant improvements, periods where no rent payment is required and escalations in rent payments over the term of the lease. Deferred rent is recognized for the difference between the rent expense recognized on a straight-line basis and the payments made per the terms of the lease. Store leases typically provide for payment by the Company of certain operating expenses, real estate taxes and additional rent based on a percentage of net sales if a specified net sales target is exceeded. In addition, certain leases have escalation clauses and provide for terms of renewal and/or early termination based on the net sales volumes achieved.

Rent expense under operating leases for the fiscal years ended June 30, 2012, July 2, 2011 and July 3, 2010 was $89.2 million, $88.4 million and $86.8 million, respectively. Rent expense included other lease-required expenses for fiscal years 2012, 2011 and 2010 of $29.0 million, $28.3 million and $30.5 million, respectively.

bebe stores, inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Lease Obligations (Continued)

Future minimum lease payments at June 30, 2012 are as follows:

Operating Leases
(Dollars in thousands)
Fiscal year
2013	$62,318
2014	58,936
2015	54,952
2016	52,082
2017	45,354
Thereafter	123,026

Total minimum lease payments	$396,668

8. Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	As of
	June 30, 2012	July 2, 2011
Gift certificates, gift cards and store credits	$5,638	$6,159
Employee compensation	10,251	5,400
Sales/use tax payable	3,324	3,791
Deferred revenue	3,547	4,133
Capital expenditures	3,532	2,196
Other	5,376	5,295

Total	$31,668	$26,974

9. Intangible Asset

During the third quarter of fiscal 2011, the Company acquired the registered trademark in the People’s Republic of China for the “bebe” mark (“the Mark”). The Company has recognized the full $0.9 million purchase price of the Mark as an indefinite-lived intangible asset on the consolidated balance sheet as of June 30, 2012. The Mark is subject to annual impairment testing, unless there is an indicator of impairment, which would require an interim impairment review.

bebe stores, inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Income Taxes

Significant components of the provision for income taxes expense (benefit) from continuing operations are as follows:

	Fiscal Year Ended
	June 30, 2012	July 2, 2011	July 3, 2010
	(in thousands)
Current:
Federal	$171	$4,765	$8,682
State	640	1,146	895
Foreign	498	386	523

	1,309	6,297	10,100

Deferred:
Federal	6,209	(2,791)	(4,201)
State	955	(764)	(321)
Foreign	144	(57)	225

	7,308	(3,612)	(4,297)

Provision	$8,617	$2,685	$5,803

The components of earnings from continuing operations before income taxes are as follows:

	Fiscal Years Ended
	June 30, 2012	July 2, 2011	July 3, 2010
	(in thousands)
United States	$5,412	$(6,223)	$2,091
Foreign	14,926	12,964	11,748

Total income from continuing operations before income taxes	$20,338	$6,741	$13,839

A reconciliation of the federal statutory tax rate with the Company’s effective income tax rate from continuing operations is as follows:

	Fiscal Year Ended
	June 30, 2012	July 2, 2011	July 3, 2010
Federal statutory rate	35.0%	35.0%	35.0%
State rate, net of federal benefit	5.0	8.4	4.3
Tax-exempt interest	(0.7)	(2.8)	(3.2)
Stock-based compensation	1.2	3.1	0.8
Fiscal 2006 amended tax return	—	(0.6)	—
Foreign deferred tax adjustment	0.8	1.3	5.6
Tax reserve adjustment	0.1	(3.9)	(1.8)
Other	1.0	(0.7)	1.2

Effective tax rate	42.4%	39.8%	41.9%

bebe stores, inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Income Taxes (Continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax reporting purposes.

Significant components of the Company’s deferred tax assets (liabilities) are as follows:

	June 30, 2012	July 2, 2011
	(in thousands)
Current:
Gift certificates, gift cards and store credits	$1,236	$1,871
Inventory	1,120	1,242
Other accrued expenses	1,065	962
Deferred revenue	1,157	1,367
Accrued vacation	983	919
State taxes	(64)	1
Prepaid expenses	(938)	(888)
Tax credit and net operating loss carryovers	540	—
Other	—	1

Total current	5,099	5,475
Valuation allowance	(490)	(545)

Non-Current:
Basis difference in fixed assets	11,821	15,150
Deferred rent	7,889	8,127
Stock based compensation	5,610	6,479
Foreign tax credit	1,653	1,269
Tax credit and net operating loss carryovers	788	1,712
Construction allowance	(4,919)	(5,169)
Unrealized loss	2,936	3,724
Indirect benefit from uncertain tax positions	1,591	1,402
Other	—	4

Total non-current	27,369	32,698
Valuation allowance	(2,694)	(3,258)

Deferred tax assets, net	$29,284	$34,370

As of June 30, 2012, the Company has federal, state and foreign net operating loss carryovers of approximately $1.5 million, $2.6 million and $1.6 million, respectively. If not used, these carry forwards will expire at various dates from fiscal year 2017 to fiscal year 2031. The Company also has foreign tax credit and state tax credit carry forwards of approximately $1.7 million and $0.1 million, respectively, which will be available to offset future taxable income. If not used, the foreign tax credit carry forwards will expire at various dates from 2016 to 2022 and the state tax credit does not expire. As of June 30, 2012, the Company maintains a valuation allowance of approximately $3.2 million for the deferred tax asset related to the temporary impairment recorded in other comprehensive income on the Company’s auction rate securities since it is unlikely that this deferred tax asset will be realized.

bebe stores, inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Income Taxes (Continued)

The Company accounts for interest and penalties related to unrecognized tax benefits as a component of income tax expense. During the fiscal years ended June 30, 2012, July 2, 2011 and July 3, 2010, the Company recognized approximately $0.2 million, $0.1 million, and $0.1 million in interest and penalties, respectively. The Company had approximately $0.5 million and $0.4 million for the accrual of interest and penalties at June 30, 2012 and July 2, 2011, respectively.

The Company could be subject to federal income tax examinations for fiscal years 2009 and forward and could be subject to state examinations for fiscal years 2008 and forward. The Company is currently under examination in Canada for fiscal years 2007 and 2008 and under state income tax audit in certain states and expects the commencement of these tax audits in the near term. At this time, the Company does not believe that the outcome of any examination will have a material impact on the Company’s results of operations or financial position.

As of June 30, 2012, the Company has $1.8 million in unrecognized tax benefits. A reconciliation of the beginning and ending amount of unrecognized tax benefits follows:

	June 30, 2012	July 2, 2011	July 3, 2010
	(in thousands)
Balance as of beginning of period	$1,668	$2,736	$3,111
Additions for tax positions taken during the current year	67	63	3
Additions for tax positions taken during prior years	332	—	26
Reductions for tax positions taken during prior years	—	—	(11)
Settlements	(38)	(608)	—
Expirations of statues of limitations	(273)	(523)	(393)

Balance as of end of period	$1,756	$1,668	$2,736

Of the $1.8 million recorded at June 30, 2012, $0.3 million of unrecognized tax benefits would affect the effective tax rate if recognized. While the Company expects the amount of unrecognized tax benefits to change in the next twelve months, the change is not expected to have a significant effect on the estimated effective annual tax rate, the results of operations or financial position.

11. Property and Equipment

Property and equipment consist of the following:

	As of
	June 30, 2012	July 2, 2011
	(in thousands)
Leasehold improvements	$138,083	$131,845
Furniture, fixtures and equipment	54,079	49,202
Computer hardware and software	41,998	38,025
Land and buildings	29,457	12,646
Construction in progress	15,738	10,881

Total	279,355	242,599
Less: Accumulated depreciation	(164,648)	(150,099)

Property and equipment, net	$114,707	$92,500

bebe stores, inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Property and Equipment (Continued)

Construction in progress consists primarily of construction costs related to facilities that will open subsequent to year end and information technology projects.

In the fourth quarter of fiscal 2012, the Company purchased its existing distribution facility in Benicia, California for $18 million.

12. Employee Benefit Plan

Employees are eligible to participate in the Company’s 401(k) plan if they have been employed by the Company for six months, have reached age 21 and work at least 1,000 hours annually. Generally, employees can defer up to 75% of their gross wages up to the maximum limit allowable under the Internal Revenue Code. The Company can make a discretionary matching contribution for the employee. Company contributions to the plan for the fiscal years ended June 30, 2012, July 2, 2011 and July 3, 2010 were $0.5 million, $0.0 million and $0.0 million, respectively.

13. Shareholders’ Equity

Preferred Stock

The Company is authorized to issue up to 1,000,000 shares of $0.001 par value preferred stock and to fix the rights, preferences, privileges and restrictions including voting rights, of these shares without any further vote or approval by the shareholders. No preferred stock has been issued to date.

Common Stock Plans

The 1997 Stock Plan as amended (the “Stock Plan”) provides for the grant of incentive stock options, non-qualified stock options, stock purchase rights, stock awards and restricted stock units (“RSU”). Although the Stock Plan allows for stock options and related awards to be granted at prices below fair market value, the Company has historically granted such options at the fair market value of the stock on the date of grant. Stock options and related awards have a maximum term of ten years. Options and restricted stock units granted to employees generally vest over four years with 20% of the award vested in each of the first and second years and 30% vested in each of the remaining two years. Options granted to directors generally vest over four years with 20% of the award vested in each of the first and second years and 30% vested in each of the remaining two years. RSUs awarded to directors generally vest over a period of one year from the date of grant. As of June 30, 2012, the Company has 8,796,632 shares of common stock authorized and unissued under the Stock Plan and there were 3,758,665 shares available for future grant.

The following table summarizes information about stock options outstanding at June 30, 2012:

	Options Outstanding			Options Vested and Exercisable
Exercise Prices	Number (in thousands)	Weighted Average Remaining Life (in years)	Weighted Average Exercise Price	Number (in thousands)	Weighted Average Exercise Price
$3.59 to $6.47	1,031	7.89	$6.13	249	$6.01
$6.50 to $7.37	1,299	7.95	6.99	287	6.79
$7.39 to $7.64	1,527	5.17	7.61	1,164	7.63
$7.71 to $12.73	992	4.18	9.59	809	9.62
$13.13 to $27.69	91	3.59	18.80	91	18.80

	4,940	6.24	$7.74	2,600	$8.39

bebe stores, inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Shareholders’ Equity (Continued)

As of June 30, 2012, July 2, 2011 and July 3, 2010 there were approximately 2,600,000, 2,229,000 and 2,044,000 options exercisable at weighted-average exercise prices per share of $8.39, $8.49 and $8.72, respectively.

The following table summarizes stock option activity:

	Shares Outstanding (Amounts in thousands)	Weighted Average Exercise Price of Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding, July 2, 2011	4,330	$7.78
Granted	1,096	7.34
Exercised	(208)	5.70
Cancelled	(278)	8.42

Outstanding, June 30, 2012	4,940	$7.74	6.24	$40

Exercisable, June 30, 2012	2,600	$8.39	4.28	$32
Options vested and expected to vest—end of period	3,947	$7.93	5.61	$35

Intrinsic value for stock options is defined as the difference between the current market value and the grant price. For the fiscal years ended June 30, 2012, July 2, 2011 and July 3, 2010 the total intrinsic value of stock options exercised was $0.5 million, $0.1 million and $0.1 million, respectively. Cash received from stock options exercised during the fiscal years ended June 30, 2012, July 2, 2011 and July 3, 2010 was $1.2 million, $0.3 million and $0.3 million, respectively, and the actual tax benefit realized for tax deductions from stock options exercised totaled $0.5 million, $0.1 million and $0.1 million, respectively.

The following table summarizes RSU activity:

	Shares (in thousands)	Weighted Average Grant Date Fair Value Per Share
Nonvested, July 2, 2011	125	$10.92
Granted	22	7.77
Cancelled	—	—
Vested	(49)	7.67

Nonvested, June 30, 2012	98	$9.50

Stock-based compensation

For the fiscal years ended June 30, 2012, July 2, 2011 and July 3, 2010, the Company recognized share-based compensation expense of $2.0 million, $2.7 million and $5.5 million, respectively, as a component of selling, general and administrative expenses. As of June 30, 2012, there was $2.8 million (before any related tax benefit) of total unrecognized compensation cost related to nonvested share-based compensation that is expected to be recognized over a weighted-average period of 3.1 years.

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

The following table presents the weighted average assumptions used in the option pricing model for the stock options granted in the fiscal years ended June 30, 2012, July 2, 2011 and July 3, 2010:

	June 30, 2012	July 2, 2011	July 3, 2010
Expected dividend rate	1.43%	1.51%	1.46%
Volatility	50.5%	48.9%	51.7%
Risk-free interest rate	1.0%	1.5%	2.4%

Expected lives (years)	4.3	4.2	4.1
Fair value per option granted	$2.71	$2.27	$2.92

Since fiscal 2006, the Company has licensed software from a third-party provider to automate the administration of its employee equity programs and calculate its stock-based compensation expense. Subsequent to the issuance of the Company’s June 2009 annual financial statements the Company was notified of errors in the calculation of stock-based compensation expense for fiscal years 2009, 2008, 2007 and 2006. The errors were identified after the Company’s third-party software provider notified its clients that it made a change to how its software program calculates stock based compensation expense. Specifically, the prior version of this software calculated stock-based compensation expense by incorrectly applying a weighted average forfeiture rate to the vested portion of stock option awards until the grant’s final vest date, rather than calculating stock-based compensation expense based upon the actual vested portion of the grant date fair value, resulting in an understatement of stock based compensation expense in certain periods prior to the grant’s final vest date. Thus, this error affected the timing of stock-based compensation expense recognition.

The Company determined that the cumulative error from the understatement of stock-based compensation expense related to the periods discussed above totaled $2.5 million, net of tax effects through July 3, 2010. The impact of the errors on fiscal years 2009, 2008, 2007 and 2006, was to increase (decrease) net income by $0.1 million, $0.7 million, ($0.8) million and ($2.3) million, respectively.

The Company has determined that the impact of this error is not material to the previously issued annual and interim unaudited consolidated financial statements using the guidance of SEC Staff Accounting Bulletin No. 99 and No. 108. Accordingly, the annual consolidated financial statements for the fiscal year ended July 3, 2010 include the cumulative adjustment to increase stock-based compensation expense by $2.5 million net of tax effect to correct these errors. The Company does not believe the correction of these errors is material to the 2010 annual consolidated financial statements.

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

Stock Purchase Plan

The 1998 Employee Stock Purchase Plan (the “Plan”) has a total of 2,531,250 shares of common stock reserved for issuance. The Plan is implemented in three-month purchase periods. The price at which stock may be purchased is equal to 95% of the fair market value of the Company’s common stock on the Purchase Date. During the fiscal years ended June 30, 2012, July 2, 2011 and July 3, 2010, there were 6,700, 10,500 and 8,800 shares issued, respectively.

14. Litigation

As of the date of this filing, the Company is involved in ongoing legal proceedings as described below.

A former employee sued the Company in a complaint filed July 27, 2006 in the Superior Court of California, San Mateo County (Case No. CIV 456550) alleging a failure to pay all wages, failure to pay overtime wages, failure to pay minimum wages, failure to provide meal periods, violation of Labor Code §450, violation of Labor Code §2802 and California Code of Regulations §11040(9)(A), statutory wage violations (late payment of wages), unlawful business practices under Business and Professions Code §16720 and §17200, conversion of wages and violation of Civil Code §52.1. The plaintiff purports to bring the action also on behalf of current and former California bebe employees who are similarly situated. The lawsuit seeks compensatory, statutory, punitive, restitution and injunctive relief. In September 2011, the Court certified a class of store managers who allege they were required to buy and wear our product as a condition of employment and denied certification relating to claims of missed meal periods and rest breaks. The Court has directed for a trial on only the claim that bebe stores, inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Litigation (Continued)

the employees were required to buy and wear our product. Subsequent to the date of the Consolidated Balance Sheets, June 30, 2012, the parties reached a settlement agreement in which neither party makes any admission but all of the plaintiff’s claims are to be resolved. At the time of this filing, this agreement is being documented, will be presented to the court and will only be effective if and when approved by the court.

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

The Company is also involved in various other legal proceedings arising in the normal course of business. For such legal proceedings and including the matters discussed in the paragraphs above, the Company has accrued an amount that reflects the aggregate liability deemed probable and estimable, but this amount is not material, individually or in the aggregate, to have a material adverse effect on its business, financial condition or results of operations. Because of the preliminary nature of many of these proceedings, the difficulty in ascertaining the applicable facts relating to many of these proceedings, the inconsistent treatment of claims made in many of these proceedings and the difficulty of predicting the settlement value of many of these proceedings, the Company is unable to estimate an amount or range of any reasonably possible additional losses. However, based on the Company’s historical experience, the resolution of these proceedings is not expected to have a material effect on our business, financial condition or results of operations.

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

	2012 Quarter Ended
	October 1(1)	December 31(1)	March 31(1)	June 30(1)
	(in thousands, except per share data)
Net sales	$126,272	$151,987	$121,035	$131,537
Gross margin	50,486	60,920	46,815	52,852
Selling, general and administrative expenses	47,042	49,927	47,196	47,501
Income (loss) from operations	3,444	10,993	(381)	5,351
Income (loss) before income taxes	3,747	11,100	(149)	5,640
Net income (loss)	2,353	6,561	(214)	3,020
Basic per share amount
Net income (loss)	$0.03	$0.08	$—	$0.04
Diluted per share amount
Net income (loss)	$0.03	$0.08	$—	$0.04

bebe stores, inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. Quarterly Financial Information (Unaudited) (Continued)

	2011 Quarter Ended
	October 2(2)	January 1(2)	April 2(2)	July 2(2)
	(in thousands, except per share data)
Net sales	$115,256	$136,209	$109,490	$132,318
Gross margin	46,631	50,466	40,278	54,435
Selling, general and administrative expenses	46,345	47,958	45,026	46,592
Income (loss) from operations	286	2,508	(4,748)	7,843
Income (loss) from continuing operations before income taxes	567	2,778	(4,604)	8,001
Income (loss) from continuing operation net of tax	327	1,628	(2,635)	4,737
Loss from discontinued operations, net of tax	(1,480)	(4,355)	—	—
Net income (loss)	(1,153)	(2,727)	(2,635)	4,737
Basic per share amount
Income (loss) from continuing operation net of tax	$(0.00)	$0.02	$(0.03)	$0.06
Loss from discontinued operations, net of tax	$(0.01)	$(0.05)	$—	$—
Net income (loss)	$(0.01)	$(0.03)	$(0.03)	$0.06
Diluted per share amount
Income (loss) from continuing operation net of tax	$(0.00)	$0.02	$(0.03)	$0.06
Loss from discontinued operations, net of tax	$(0.01)	$(0.05)	$—	$—
Net income (loss)	$(0.01)	$(0.03)	$(0.03)	$0.06

(1)	Selling, general and administrative expenses in the first, second, third and fourth fiscal quarters are net of $0.0 million, $0.4 million, $0.0 million and $0.1 million, respectively of impairment charges for store assets.
(2)	Selling, general and administrative expenses in the first, second, third and fourth fiscal quarters are net of $0.6 million, $0.5 million, $0.0 million and $0.4 million, respectively of impairment charges for store assets.

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION OF DOCUMENT

3.1(h)	Amended and Restated Articles of Incorporation of Registrant.

3.2(f)	Amended and Restated Bylaws of Registrant.

4.1(a)	Specimen certificate representing the Common Stock (in standard printer form, not provided).

10.1(i)(*)	1997 Stock Plan.

10.2(a)(*)	1998 Stock Purchase Plan.

10.3(a)(*)	Form of Indemnification Agreement.

10.6(b)	Standard Industrial/Commercial-Tenant Lease-Net dated November 30, 1998 between Registrant and Far Western Land and Investment Company, Inc., (lease for additional building to house administrative departments in Brisbane, California).

10.8(c)	Form of Retail Store License Agreement between Registrant and [company].

10.9(d)	Amendment No. 1 to Lease Agreement (amendment to Standard Industrial/Commercial-Tenant Lease-Net dated November 30, 1998 between Registrant and Far Western Land and Investment Company, Inc.).

10.10(e)	Lease Agreement dated October 24, 2000, as amended, between Registrant and Lincoln PO Benicia Limited Partnership.

10.12(e)(*)	Form of Restricted Stock Units Agreement.

10.17(f)	Standard Offer, Agreement and Escrow Instructions for Purchase of Real Estate dated January 20, 2004 by and between bebe stores, inc. and 10345 Olympic LLC.

10.18(g)(*)	Employment agreement between the Company and Emilia Fabricant.

10.19(h)(*)	Management Bonus Plan.

10.21(j)(*)	bebe stores, inc. Form of Stock Option Agreement.

10.22(k)(*)	bebe stores, inc. Form of Restricted Stock Unit Agreement.

10.23(l)	Credit Agreement between Registrant and Wells Fargo.

10.24(m)	Amendment to Credit Agreement and Revolving Line of Credit Note between Registrant and Wells Fargo.

10.25(m)	Contract of Sale for Purchase of Real Estate dated March 13, 2012 by and between bebe Studio Realty, inc. and MP Benicia Logistics, LLC.

21.1	Subsidiaries of Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney (see signature page).

31.1	Section 302 Certification of Chief Executive Officer.

31.2	Section 302 Certification of Chief Financial Officer.

32.1	Section 906 Certification of Chief Executive Officer.

32.2	Section 906 Certification of Chief Financial Officer.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Calculation Linkbase.

EXHIBIT NUMBER	DESCRIPTION OF DOCUMENT

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Presentation Linkbase.

(a)	Incorporated by reference from exhibits of the same number in Registrant’s Registration Statement on Form S-1 (Reg. No. 333-50333), effective June 16, 1998.
(b)	Incorporated by reference from exhibits of the same number in Registrant’s Quarterly Report on Form 10-Q filed on February 16, 1999.
(c)	Incorporated by reference from exhibits of the same number in Registrant’s Annual Report on Form 10-K filed on September 28, 1999.
(d)	Incorporated by reference from exhibits of the same number in Registrant’s Annual Report on Form 10-K filed on September 28, 2000.
(e)	Incorporated by reference from exhibits of the same number in Registrant’s Annual Report on Form 10-K filed on September 29, 2003.
(f)	Incorporated by reference from exhibits of the same number in Registrant’s Annual Report on Form 10-K filed on September 13, 2004.
(h)	Incorporated by reference from exhibit of the same number in Registrant’s Annual Report on Form 10-K filed on September 14, 2005.
(i)	Incorporated by reference from exhibit 99.2 to Registrant’s Current Report on Form 8-K filed on November 23, 2005.
(j)	Incorporated by reference from exhibit 99.3 to Registrant’s Current Report on Form 8-K filed on November 23, 2005.
(k)	Incorporated by reference from exhibit 99.4 to Registrant’s Current Report on Form 8-K filed on November 23, 2005.
(l)	Incorporated by reference from exhibit 10.27 to Registrant’s Current Report on Form 8-K filed May 21, 2009.
(m)	Incorporated by reference from exhibits 10.24 and 10.25 to Registrant’s Quarterly Report on Form 10-Q filed on May 10, 2012.
(*)	Indicates management contracts or compensatory plans or arrangements required to be filed as exhibits to this report on Form 10-K.