Form 10-Q
period 2012-09-29
bebe stores, inc.
filed 2012-11-08
CIK 1059272

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2012

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

The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding as of October 31, 2012 was 84,397,250.

bebe stores, inc.

PART I. FINANCIAL INFORMATION

ITEM 1. Condensed Consolidated Financial Statements

bebe stores, inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(unaudited)

	As of September 29, 2012	As of June 30, 2012	As of October 1, 2011
Assets:
Current assets:
Cash and equivalents	$96,657	$104,982	$101,618
Available for sale securities	64,423	76,428	85,294
Receivables (net of allowance of $1,255, $1,255 and $1,251)	8,808	9,190	6,513
Inventories, net	41,494	33,292	37,344
Deferred income taxes, net	4,609	4,609	4,930
Prepaid and other	20,921	17,135	15,770

Total current assets	236,912	245,636	251,469
Available for sale securities	61,323	60,002	64,942
Property and equipment, net	117,528	114,707	90,392
Deferred income taxes, net	24,468	24,675	29,400
Intangible asset	912	912	912
Other assets	4,009	4,488	4,027

Total assets	$445,152	$450,420	$441,142

Liabilities and Shareholders’ Equity:
Current liabilities:
Accounts payable	$18,700	$16,520	$17,463
Accrued liabilities	26,012	31,668	27,204
Income taxes payable	60	—	1,364

Total current liabilities	44,772	48,188	46,031
Deferred rent and other lease incentives	37,396	37,876	38,433
Uncertain tax positions	2,258	2,236	2,191

Total liabilities	84,426	88,300	86,655

Commitments and contingencies
Shareholders’ equity:
Preferred stock-authorized 1,000,000 shares at $0.001 par value per share; no shares issued and outstanding	—	—	—
Common stock-authorized 135,000,000 shares at $0.001 par value per share; issued and outstanding 84,391,936, 84,360,349 and 84,153,142, shares	84	84	84
Additional paid-in capital	145,023	144,180	142,491
Accumulated other comprehensive income (loss)	2,606	152	(2,747)
Retained earnings	213,013	217,704	214,659

Total shareholders’ equity	360,726	362,120	354,487

Total liabilities and shareholders’ equity	$445,152	$450,420	$441,142

See accompanying notes to condensed consolidated financial statements.

bebe stores, inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except per share data)

(unaudited)

	Three Months Ended
	September 29, 2012	October 1, 2011
Net sales	$117,091	$126,272
Cost of sales, including production and occupancy	74,816	75,786

Gross margin	42,275	50,486
Selling, general and administrative expenses	46,195	47,042

Operating income (loss)	(3,920)	3,444
Interest and other income, net	233	303

Income (loss) before income taxes	(3,687)	3,747
Income tax provision (benefit)	(1,106)	1,394

Net income (loss)	$(2,581)	$2,353

Basic per share amounts:
Net income (loss)	$(0.03)	$0.03

Diluted per share amounts:
Net income (loss)	$(0.03)	$0.03

Basic weighted average shares outstanding	84,378	84,123
Diluted weighted average shares outstanding	84,378	84,248
Other comprehensive income (loss)
Gain (loss) on available for sale securities, net of tax	$1,171	$(22)
Foreign currency translation adjustments	1,283	(2,720)

Other comprehensive income (loss)	2,454	(2,742)

Comprehensive loss	$(127)	$(389)

See accompanying notes to condensed consolidated financial statements.

bebe stores, inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Three Months Ended
	September 29, 2012	October 1, 2011
Cash flows from operating activities:
Net income (loss)	$(2,581)	$2,353
Adjustments to reconcile net income (loss) to cash provided (used) by operating activities:
Non-cash compensation expense	752	605
Depreciation and amortization	5,081	5,129
Non-cash charge for asset impairment	95	0
Net loss on disposal of property	1	181
Tax benefit from exercise of stock options and awards	60	94
Excess tax benefit from exercise of stock options and awards	(1)	(21)
Deferred rent and other lease incentives	(203)	455
Deferred income taxes	166	(245)
Changes in operating assets and liabilities:
Receivables	(222)	(1,023)
Inventories	(8,112)	(3,978)
Prepaid expenses and other	(3,068)	(1,756)
Accounts payable	2,313	343
Income taxes payable	—	1,364
Accrued liabilities	(5,019)	518
Long term income taxes payable	22	132

Net cash provided (used) by operating activities	(10,716)	4,151

Cash flows from investing activities:
Purchase of property and equipment	(8,945)	(4,313)
Purchase of marketable securities	(34,066)	(6,992)
Proceeds from sales of investment securities	46,932	16,993

Net cash provided by investing activities	3,921	5,688
Cash flows from financing activities:
Net proceeds from issuance of common stock	93	203
Excess tax benefit from exercise of stock options and awards	1	21
Cash dividends paid	(2,109)	(2,104)

Net cash used by financing activities	(2,015)	(1,880)

Net increase (decrease) in cash and equivalents	(8,810)	7,959
Effect of exchange rate changes on cash	485	(1,518)
Cash and equivalents:
Beginning of period	104,982	95,177

End of period	$96,657	$101,618

See accompanying notes to condensed consolidated financial statements.

bebe stores, inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

INTERIM FINANCIAL STATEMENTS

The accompanying condensed consolidated balance sheets of bebe stores, inc. (the “Company”) as of September 29, 2012, June 30, 2012 and October 1, 2011, the condensed consolidated statements of operations and comprehensive loss and the condensed consolidated statements of cash flows for the three months ended September 29, 2012 and October 1, 2011 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X, without audit. Accordingly, they do not include all of the information required by accounting principles generally accepted in the United States of America for annual financial statements. Therefore, these condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2012.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position at the balance sheet dates and the results of operations for the periods presented have been included. The condensed consolidated balance sheet at June 30, 2012, presented herein, was derived from the audited balance sheet included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2012.

The Company’s business is affected by the pattern of seasonality common to most retail apparel businesses. The results for the periods presented are not necessarily indicative of future financial results.

FISCAL YEAR

The Company’s fiscal year is a 52 or 53 week period, each period ending on the first Saturday after June 30. Fiscal year 2013 includes 53 weeks and 2012 includes 52 weeks.

The three month periods ended September 29, 2012 and October 1, 2011 each include 13 weeks.

RECENT ACCOUNTING PRONOUNCEMENTS

Fair Value

In May 2011, the Financial Accounting Standards Board (“FASB”) issued guidance to amend the accounting and disclosure requirements on fair value measurements. The new guidance limits the highest-and-best-use measure to nonfinancial assets, permits certain financial assets and liabilities with offsetting positions in market or counterparty credit risks to be measured on a net basis and provides guidance on the applicability of premiums and discounts. Additionally, the new guidance expands the disclosures on Level 3 inputs by requiring quantitative disclosure of the unobservable inputs and assumptions, as well as description of the valuation processes and the sensitivity of the fair value to changes in unobservable inputs. The new guidance was effective for the Company beginning in fiscal 2013, which is July 1, 2012. The disclosure guidance adopted July 1, 2012 did not have a material impact on our consolidated financial statements.

Other Comprehensive Income

In June 2011, the FASB issued ASU 2011-05, which requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income and the total of comprehensive income. The new guidance eliminates the current option to report other comprehensive income and its components in the consolidated statements of shareholders’ equity. For public entities, the amendments in ASU 2011-05 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, and are to be applied retrospectively, with early adoption permitted. This guidance became effective for the Company’s fiscal year and interim periods beginning July 1, 2012. The adoption did not have a material effect on our consolidated financial statements.

INVESTMENTS

The Company’s investment portfolio consists of treasury bills, certificates of deposit and auction rate securities. The Company held short term available for sale securities totaling $64.4 million as of September 29, 2012, that consisted of $36.9 million in treasury bills and $27.5 million in certificates of deposit at cost which approximates fair value. The Company also holds long term available for sale securities totaling $61.3 million as of September 29, 2012, that consisted of $19.9 million in treasury bills at cost which approximates fair value and $41.4 million of interest bearing auction rate securities (“ARS”).

The Company holds a variety of interest bearing ARS consisting of federally insured student loan backed securities and insured municipal authority bonds. As of September 29, 2012, the Company’s ARS portfolio totaled approximately $41.4 million classified as available for sale securities, net of a temporary impairment charge of $6.7 million. As of that date, the Company’s ARS portfolio included approximately 92% federally insured student loan backed securities and 8% municipal authority bonds and consisted of approximately 20% AAA rated investments, 8% AA rated investments, 37% A rated investments, 21% BBB rated investments and 14% CCC rated investments. As of June 30, 2012, the Company’s ARS consisted of 27% AAA rated investments, 23% AA rated investments, 28% A rated investments, 12% BBB rated investments and 10% CCC rated investments. These ARS investments are intended to provide liquidity via an auction process that resets the applicable interest rate at predetermined calendar intervals, allowing investors to either roll over their holdings or gain immediate liquidity by selling such interests at par. The uncertainties in the credit markets that began in February 2008 have affected the Company’s holdings in ARS investments and auctions for the Company’s investments in these securities have failed to settle on their respective settlement dates. Historically the fair value of ARS investments had approximated par value due to the frequent resets through the auction process. While the Company continues to earn interest on its ARS investments at the maximum contractual rate, these investments are not currently trading actively and therefore do not currently have a readily determinable market value. Accordingly, the estimated fair value of ARS no longer approximates par value. Consequently, the investments are not currently liquid, and the Company will not be able to access these funds until a future auction of these investments is successful, the issuer redeems the securities or at maturity. Maturity dates for these ARS investments range from 2018 to 2042 with principal distributions occurring on certain securities prior to maturity. To date, principal distributions and maturities of the securities held by the Company have all been at par value. During the three months ended September 29, 2012, $19.8 million of ARS were settled at par. The Company reviews its impairments in accordance with guidance issued by the FASB and SEC in order to determine the classification of the impairment as “temporary” or “other-than-temporary”. A temporary impairment charge results in an unrealized loss being recorded in the accumulated other comprehensive income component of shareholders’ equity. Such an unrealized loss does not affect net income for the applicable accounting period. An other-than-temporary impairment charge is recorded as a loss in the condensed consolidated statements of operations for the applicable accounting period. When evaluating the investments for other-than-temporary impairment, the Company estimates the expected cash flows of the underlying collateral by reviewing factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and any changes thereto, and the Company’s intent to sell, or whether it is more likely than not it will be required to sell, the investment before recovery of the investment’s amortized cost basis. The Company has not recorded any impairment loss from its available for sale investments as other-than-temporary based on such analysis.

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

The following is a summary of our available for sale securities:

	As of September 29, 2012
	Cost	Unrealized Losses Less Than 12 Months	Unrealized Losses 12 Months or Greater	Estimated Fair Value
	(In thousands)
Short term treasury bills	$36,944	$—	$—	$36,944
Short term certificates of deposit	27,479	—	—	27,479

	64,423	—	—	64,423
Long term treasury bills	$19,950	$—	$—	$19,950
Long term auction rate securities	48,100	—	6,727	41,373

	68,050	—	6,727	61,323

	As of June 30, 2012
	Cost	Unrealized Losses Less Than 12 Months	Unrealized Losses 12 Months or Greater	Estimated Fair Value
	(In thousands)
Short term treasury bills	$49,960	$—	$—	$49,960
Short term certificates of deposit	26,468	—	—	26,468

	76,428	—	—	76,428
Long term auction rate securities	$67,900	$—	$7,898	$60,002

	As of October 1, 2011
	Cost	Unrealized Losses Less Than 12 Months	Unrealized Losses 12 Months or Greater	Estimated Fair Value
	(In thousands)
Short term treasury bills	$71,928	$—	$—	$71,928
Short term certificates of deposit	13,366	—	—	13,366

	85,294	—	—	85,294
Long term auction rate securities	$75,000	$—	$10,058	$64,942

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

As of September 29, 2012, the Company held financial instruments that are measured at fair value on a recurring basis. These included cash equivalents and available for sale securities. Cash equivalents consist of money market funds. Short term available for sale securities consist of government treasury bills and certificates of deposit. Long term available for sale securities consist of government treasury bills and ARS. These ARS consist of federally insured student loan backed securities and insured municipal authority bonds.

The Company determined the estimated fair value of its investment in ARS as of September 29, 2012 using a discounted cash flow model. The assumptions used in preparing the discounted cash flow model include estimates for liquidity (range from 0.97%—5.0%), interest rates (average of 0.4%), timing (average 3 years), credit ratings (range from 0.75%—2.75%), credit wrap and amount of cash flows and expected holding periods of the ARS.

The following items are measured at fair value on a recurring basis as of September 29, 2012:

Description	September 29, 2012	Using Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
		Fair value measurements at reporting date (In thousands)
Cash equivalents	$46,392	$46,392	$—	$—
Current available for sale securities	64,423	36,944	27,479	—
Non-current available for sale securities	61,323	19,950	—	41,373

Total	$172,138	$103,286	$27,479	$41,373

The following items are measured at fair value on a recurring basis as of October 1, 2011:

Description	October 1, 2011	Using Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
		Fair value measurements at reporting date (In thousands)
Cash equivalents	$53,144	$53,144	$—	$—
Current available for sale securities	85,294	85,294	—	—
Non-current available for sale securities	64,942	—	—	64,942

Total	$203,380	$138,438	$—	$64,942

Beginning in the quarter ended March 31, 2012, certificates of deposit previously classified as Level 1 are now classified as Level 2. During the quarter ended September 29, 2012, there were no transfers of assets and liabilities between Level 1 (quoted priced in active markets for identical assets) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy. An impairment charge has been recorded that reduces the carrying amount of the applicable non-current assets of $48.1 million to their fair value of $41.4 million as of September 29, 2012. The following table presents the Company’s activity for assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the 13 weeks ended September 29, 2012:

Investments in ARS
(In thousands)
Balance as of June 30, 2012	$60,002
Total gains or (losses) (realized or unrealized)
Included in net income (loss)	—
Included in accumulated other comprehensive income (loss)	1,171
Settlements	(19,800)

Balance as of September 29, 2012	$41,373

Non-Financial Assets:

The Company measures certain non-financial assets and liabilities, including long-lived assets, at fair value on a non-recurring basis. During the 13 weeks ended September 29, 2012 and October 1, 2011, the Company recorded approximately $0.1 million impairment charge and no impairment charges, respectively, related to under-performing stores in its continuing operations. The fair market value of these assets was determined using the income approach and Level 3 inputs, which required management to make significant estimates about future operating plans and projected cash flows. Management estimates the amount and timing of future cash flows based on its experience and knowledge of the retail market in which each store operates. This impairment charge is included in selling, general and administrative expenses (“SG&A”) in the accompanying condensed consolidated statements of operations and comprehensive loss. The Company was not required to measure any other significant non-financial assets and liabilities at fair value.

INVENTORIES

The Company’s inventories consisted of:

	As of
	September 29, 2012	June 30, 2012	October 1, 2011
	(In thousands)
Raw materials	$1,140	$1,193	$1,341
Merchandise available for sale	40,354	32,099	36,003

Inventories, net	$41,494	$33,292	$37,344

CREDIT FACILITIES

The Company has an unsecured commercial line of credit agreement which provides for borrowings and issuance of letters of credit of up to a combined total of $25.0 million and expires on May 15, 2015. The outstanding balance bears interest at either the bank’s reference rate (which was 3.25% as of September 29, 2012) or the LIBOR rate (which was 0.23% as of September 29, 2012) plus 1.75 percentage points. As of September 29, 2012, there were no outstanding cash borrowings and there was $0.5 million of trade letters of credit outstanding as well as a $3.0 million outstanding stand-by letter of credit. To date, no beneficiary has drawn upon the stand-by letter of credit.

This credit facility requires the Company to comply with certain financial covenants, including minimum tangible net worth, unencumbered liquid assets and profitability requirements, and certain restrictions on making loans and investments. As of September, 29, 2012, the Company was in compliance with all financial covenants.

EARNINGS PER SHARE

Basic earnings per share is computed as net earnings divided by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur from common shares issuable through the exercise of dilutive stock options.

The following is a reconciliation of the number of shares used in the basic and diluted earnings per share computations:

	Three Months Ended
	September 29, 2012	October 1, 2011
	(In thousands)
Basic weighted average number of shares outstanding	84,378	84,123
Incremental shares from the assumed issuance of stock options	—	125

Diluted weighted average number of shares outstanding	84,378	84,248

Excluded from the computation of the number of diluted weighted average shares outstanding were options to purchase 4,960,172 and 4,195,331 shares of common stock for the three months ended September 29, 2012 and October 1, 2011, respectively, which would have been anti-dilutive.

STOCK BASED COMPENSATION

The following table summarizes the stock based compensation expense recognized under the Company’s stock plan during the three months ended September 29, 2012 and October 1, 2011:

	Three Months Ended
	September 29, 2012	October 1, 2011
	(In thousands)
Stock options	$626	$556
Nonvested stock awards/units	126	49

Total stock based compensation expense	$752	$605

Unrecognized compensation cost related to nonvested stock options and nonvested stock awards/units totaled approximately $2.1 million and $0.2 million, respectively, as of September 29, 2012. This cost is expected to be recognized over a weighted average period of 3.1 years. The weighted average fair value of stock options at their grant date during the three months ended September 29, 2012 and October 1, 2011 was $1.78 and $2.78, respectively.

LEGAL MATTERS

As of the date of this filing, the Company is involved in ongoing legal proceedings as described below.

A former employee sued the Company in a complaint filed July 27, 2006 in the Superior Court of California, San Mateo County (Case No. CIV 456550) alleging a failure to pay all wages, failure to pay overtime wages, failure to pay minimum wages, failure to provide meal periods, violation of Labor Code §450, violation of Labor Code §2802 and California Code of Regulations §11040(9)(A), statutory wage violations (late payment of wages), unlawful business practices under Business and Professions Code §16720 and §17200, conversion of wages and violation of Civil Code §52.1. The plaintiff purports to bring the action also on behalf of current and former California bebe employees who are similarly situated. The lawsuit seeks compensatory, statutory, punitive, restitution and injunctive relief. In September 2011, the Court certified a class of store managers who allege they were required to buy and wear our product as a condition of employment and denied certification relating to claims of missed meal periods and rest breaks. The Court has directed for a trial on only the claim that the employees were required to buy and wear our product. The parties have reached a settlement agreement in principal wherein neither party makes any admission and all of the plaintiff’s claims are to be resolved. At the time of this filing, this agreement is being documented and, if and when documentation is complete, will be presented to the Court for its review.

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

The Company is also involved in various other legal proceedings arising in the normal course of business. For such legal proceedings, and including the matters discussed in the paragraphs above, the Company has accrued an amount that reflects the aggregate liability deemed probable and estimable, but this amount is not material, individually or in the aggregate, to have a material adverse effect on its business, financial condition or results of operations. Because of the preliminary nature of many of these proceedings, the difficulty in ascertaining the applicable facts relating to many of these proceedings, the inconsistent treatment of claims made in many of these proceedings and the difficulty of predicting the settlement value of many of these proceedings, the Company is unable to estimate an amount or range of any reasonably possible additional losses. However, based on the Company’s historical experience, the resolution of these proceedings is not expected to have a material effect on its business, financial condition or results of operations.

The Company intends to defend itself vigorously against each of these claims. However, the results of any litigation are inherently uncertain. The Company cannot assure you that it will be able to successfully defend itself in these lawsuits. Where required, and/or otherwise appropriate and determinable, the Company has recorded an estimate of potential liabilities that it believes is reasonable. Any estimates are revised as further information becomes available.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements, which involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements. Statements that are predictive in nature, that depend upon or refer to future events or conditions or that include words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” “thinks,” and similar expressions are forward-looking statements. Forward-looking statements include statements about seasonality, our expected results of operations, working capital requirements and capital expenditures, and store openings. Although we believe that these statements are based upon reasonable assumptions, we cannot assure you that our goals will be achieved. These forward-looking statements are made as of the date of this Form 10-Q, and we assume no obligation to update or revise them or provide reasons why actual results may differ. Factors that might cause such a difference include, but are not limited to, our ability to respond to changing fashion trends, obtain raw materials and find manufacturing facilities, attract and retain key management personnel, develop new concepts, successfully open future stores, successfully manage our online business, maintain and protect information technology, respond effectively to competitive pressures in the apparel industry and adverse economic conditions and protect our intellectual property as well as declines in comparable store sales performance, changes in the level of consumer spending or preferences in apparel and/or other factors discussed in “Risk Factors” and elsewhere in this Form 10-Q.

OVERVIEW

We are a global specialty retailer who designs, develops and produces a distinctive line of contemporary women’s apparel and accessories. The “bebe look” appeals to a hip, sexy, sophisticated, body-conscious woman who takes pride in her appearance and seeks current fashion trends to suit her lifestyle. The bebe customer expects value in the form of current fashion and high quality at a competitive price.

Our distinctive product offering includes a full range of separates, tops, sweaters, dresses, active wear and accessories in the following lifestyle categories: wear-to-work, weekend and party. We design and develop the majority of our merchandise in-house, which is manufactured to our specifications. The remainder of our merchandise is sourced directly from third-party manufacturers.

We market our products under the bebe, BEBE SPORT, bbsp and 2b bebe brand names through our 250 retail stores, of which 198 are bebe stores, including an on-line store at www.bebe.com, and 52 are 2b bebe stores, including an on-line store at www.2bstores.com, as of September 29, 2012. These stores are located in 36 states, the District of Columbia, Puerto Rico, the U.S. Virgin Islands, Canada and Japan. In addition, our licensees operate 121 international point-of-sale locations in 21 countries as of September 29, 2012. During the three months ended September 29, 2012, we opened 5 2b bebe stores and successfully migrated our bebe.com product offerings to a company-managed platform.

bebe. We were founded by Manny Mashouf, our Chief Executive Officer and Chairman of the Board. We opened our first store in San Francisco, California in 1976, which was also the year we incorporated in California. As of September 29, 2012, we operated 198 bebe stores in 36 states, the District of Columbia, Puerto Rico, the U.S. Virgin Islands, Canada, Japan and on-line. www.bebe.com is our bebe on-line retail store and an extension of the bebe store experience that provides a complete assortment of bebe and BEBE SPORT merchandise and is used as a vehicle to communicate with our customers.

2b bebe. Our 2b bebe (“2b”) stores were originally structured as outlet fronts for bebe and were later expanded into the 2b concept stores. We focus on fun and playful everyday lifestyle offerings for our aspirational buyers. As of September 29, 2012, we operated a total of 52 2b stores, including an on-line store at www.2bstores.com . Of these, 18 are mall based stores that sell 2b merchandise only, 14 are hybrid 2b stores that sell a combination of 2b merchandise and bebe logo merchandise and 19 are outlet concept 2b stores that sell a mix of 2b, bebe logo and bebe retail markdown merchandise. www.2bstores.com is our 2b bebe on-line retail store and an extension of the 2b bebe store experience that provides a complete assortment of 2b bebe merchandise and is also used as a vehicle to communicate with our customers.

CRITICAL ACCOUNTING POLICIES

This Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America.

The preparation of these financial statements requires the appropriate application of certain accounting policies, many of which require us to make estimates and assumptions about future events and their impact on amounts reported in our financial statements and related notes. Since future events and their impact cannot be determined with certainty, the actual results will inevitably differ from our estimates. Such differences could be material to the financial statements. We believe our application of accounting policies, and the estimates inherently required therein, are reasonable. Our most critical accounting policies are those related to revenue recognition, stock based compensation, inventories, marketable securities, impairment of long lived assets and uncertain tax positions. We continually evaluate these accounting policies and estimates, and we make adjustments when facts and circumstances dictate a change. Our accounting policies are described in Note 1 to the consolidated financial statements in our annual report on Form 10-K for the fiscal year ended June 30, 2012. This discussion and analysis should be read in conjunction with such discussion and with our condensed consolidated financial statements and related notes included in Part 1, Item 1 of this quarterly report.

RESULTS OF OPERATIONS

Our fiscal year is a 52 or 53 week period, each period ending on the first Saturday after June 30. Fiscal year 2013 includes 53 weeks and fiscal year 2012 includes 52 weeks. The three months ended September 29, 2012 and October 1, 2011 each include 13 weeks.

The following table sets forth certain financial data as a percentage of net sales for the periods indicated:

	Three Months Ended
	September 29, 2012	October 1, 2011
Net sales	100.0%	100.0%
Cost of sales, including production and occupancy (1)	63.9	60.0

Gross margin	36.1	40.0
Selling, general and administrative expenses (2)	39.4	37.3

Operating income (loss)	(3.3)	2.7
Interest and other income, net	0.2	0.2

Income before income taxes	(3.1)	3.0
Income tax provision (benefit)	(0.9)	1.1

Net income (loss)	(2.2%)	1.9%

(1)	Cost of sales includes the cost of merchandise, occupancy costs, distribution center costs and production costs.
(2)	Selling, general and administrative expenses primarily consist of non-occupancy store costs, corporate overhead and advertising costs.

Net Sales. Net sales from continuing operations decreased to $117.1 million during the three months ended September 29, 2012 from $126.3 million for the comparable period of the prior year, a decrease of $9.2 million, or 7.3%. The decrease in net sales was primarily due to an 8.7% decrease in comparable store sales driven by the deceleration in store traffic.

	Three Months Ended
	September 29, 2012	October 1, 2011
Net sales (In thousands)	$117,091	$126,272
Total net sales increase (decrease) percentage	(7.3%)	9.5%
Comparable store sales increase (decrease) percentage (1)	(8.7%)	7.0%
Net sales per average square foot (2)	$95	$115
Square footage at end of period (in thousands)	1,001	1,008
Number of store locations:
Beginning of period	252	253
New store locations	5	—
Closed store locations	7	2
Number of stores open at end of period	250	251

(1)	We calculate comparable store sales by including the net sales of stores that have been open at least one year. Therefore, a store is included in the comparable store sales base beginning with its thirteenth month. Stores that have been expanded or remodeled by 15 percent or more or have been permanently relocated are excluded from the comparable store sales base. In addition, we calculate comparable store sales using a same day sales comparison.
(2)	We calculate net sales per average square foot using net store sales and monthly average store square footage.

Gross Margin. Gross margin from continuing operations decreased to $42.3 million during the three months ended September 29, 2012 from $50.5 million for the comparable period of the prior year, a decrease of $8.2 million, or 16.3%. As a percentage of net sales, gross margin decreased to 36.1% for the three months ended September 29, 2012 from 40.0% in the comparable period of the prior year. The decrease in gross margin as a percentage of net sales was primarily due to increased markdowns coupled with unfavorable occupancy leverage.

Selling, General and Administrative Expenses. Selling, general and administrative expenses from continuing operations decreased to $46.2 million during the three months ended September 29, 2012 from $47.0 million for the comparable period of the prior year, a decrease of $0.8 million, or 1.8%. As a percentage of net sales, selling, general and administrative expenses increased to 39.4% during the three months ended September 29, 2012 from 37.3% in the comparable period of the prior year. The dollar decrease from the prior year period was primarily driven by a decrease in compensation expense.

Provision for Income Taxes. The tax rate in the first quarter of 2012 was 30.0% compared to the rate for the comparable period of the prior year of 37.2%. The lower effective tax rate in the current quarter was primarily due to various discrete items including a valuation allowance against a foreign NOL recorded during the quarter.

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

LIQUIDITY AND CAPITAL RESOURCES

Our working capital requirements vary widely throughout the year and generally peak during the first and second fiscal quarters. As of September 29, 2012, we had approximately $222.4 million of cash and equivalents and investments on hand of which $96.7 million were cash and equivalents, approximately $56.9 million were invested in government treasury bills, approximately $27.5 million were invested in certificates of deposit and approximately $41.4 million, net of impairment charges of $6.7 million, were invested in auction rate securities (“ARS”). We do not anticipate the lack of liquidity in the ARS to impact our ability to fund our operations in the foreseeable future and believe we have sufficient cash and equivalents to fund ongoing operations for at least the next twelve months. In addition, we have a revolving line of credit, under which we may borrow or issue letters of credit up to a combined total of $25 million. As of September 29, 2012, there were no cash borrowings outstanding under the line of credit, and letters of credit outstanding totaled $0.5 million of trade letters of credit as well as a $3.0 million stand-by letter of credit. This credit facility requires us to comply with certain financial covenants, including minimum tangible net worth, unencumbered liquid assets and profitability requirements, and certain restrictions on making loans and investments. As of September 29, 2012, we were in compliance with all covenants.

As of September 29, 2012, we had cash and equivalents of $96.7 million held in accounts managed by third-party financial institutions consisting of invested cash and cash in our operating accounts. The invested cash is invested in interest bearing funds managed by third-party financial institutions. These funds invest in direct obligations of the government of the United States. To date, we have experienced no loss or lack of access to our invested cash or equivalents; however, we can provide no assurances that access to our invested cash and equivalents will not be impacted by adverse conditions in the financial markets.

We hold our operating and invested cash in accounts with third-party financial institutions. These balances exceed the Federal Deposit Insurance Corporation insurance limits. While we monitor daily the cash balances in our operating accounts and adjust the cash balances as appropriate, these cash balances could be impacted if the underlying financial institutions fail or could be subject to other adverse conditions in the financial markets. To date, we have experienced no loss or lack of access to invested cash or cash in our operating accounts.

Net cash used by operating activities for the three months ended September 29, 2012 was $10.7 million compared to net cash provided by operating activities of $4.2 million for the three months ended October 1, 2011. The decrease of $14.9 million from the comparable period was primarily due to lower overall net income and a changes in working capital decrease of $9.6 million, primarily related to changes in accrued expenses related to the payout of incentive compensation related to the prior year as well as increased inventory expenditures related to our initiatives to expand our wear-to-work collection, focused localization initiatives and higher average unit costs related to elevated product offerings.

Net cash provided by investing activities for the three months ended September 29, 2012 was $3.9 million versus $5.7 million provided by investing activities for the three months ended October 1, 2011. The decrease of $1.8 million versus the prior year comparable period was primarily due to higher capital expenditures. We expect that total capital expenditures will be $27 million in fiscal 2013, which will include capital expenditures for new stores, remodels, store expansions, information technology systems and office improvements.

Net cash used by financing activities was $2.0 million for the three months ended September 29, 2012 compared to $1.9 million for the three months ended October 1, 2011 and primarily consisted of dividends paid.

We hold a variety of interest bearing ARS consisting of federally insured student loan backed securities and insured municipal authority bonds. As of September 29, 2012, our ARS portfolio totaled approximately $41.4 million classified as available for sale securities. As of that date, our ARS portfolio included approximately 92% federally insured student loan backed securities and 8% municipal authority bonds and consisted of approximately 20% AAA rated investments, 8% AA rated investments, 37% A rated investments, 21% BBB rated investments and 14% CCC rated investments. As of June 30, 2012, the Company’s ARS consisted of 27% AAA rated investments, 23% AA rated investments, 28% A rated investments, 12% BBB rated investments and 10% CCC rated investments. These ARS investments are intended to provide liquidity via an auction process that resets the applicable interest rate at predetermined calendar intervals, allowing investors to either roll over their holdings or gain immediate liquidity by selling such interests at par. The uncertainties in the credit markets that began in February 2008 have affected our holdings in ARS investments and auctions for our investments in these securities have failed to settle on their respective settlement dates. Historically the fair value of ARS investments had approximated par value due to the frequent resets through the auction process. While we continue to earn interest on our ARS investments at the maximum contractual rate, these investments are not currently trading and therefore do not currently have a readily determinable market value. Accordingly, the estimated fair value of ARS no longer approximates par value. Consequently, the investments are not currently liquid, and we will not be able to access these funds until a future auction of these investments is successful, the issuer redeems the securities, or at maturity. Maturity dates for these ARS investments range from 2018 to 2042 with principal distributions occurring on certain securities prior to maturity.

We also hold short-term available for sale securities totaling $64.4 million at September 29, 2012 that consist of treasury bills and certificates of deposit as well as long-term available for sale securities totaling $61.3 million that consist of ARS and treasury bills.

We believe that our cash and cash equivalents on hand will be sufficient to meet our capital and operating requirements for at least the next twelve months. Our future capital requirements, however, will depend on numerous factors, including without limitation, liquidity of our ARS, the size and number of new and expanded stores and/or store concepts, investment costs for management information systems, potential acquisitions and/or joint ventures, repurchases of stock and our future results of operations.

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

All highly liquid investments with a maturity of three months or less at the date of purchase are considered to be cash equivalents. Investments are considered short-term available for sale securities if the original maturity is between three months and twelve months, or long term investments if the original maturity is greater than twelve months. Historically the fair value of ARS investments had approximated par value due to the frequent resets through the auction process. While we continue to earn interest on our ARS investments at the maximum contractual rate, these investments are not currently trading and therefore do not currently have a readily determinable market value. Accordingly, the estimated fair value of ARS no longer approximates par value. We determined the estimated fair value of our investment in ARS as of September 29, 2012 using a discounted cash flow model to estimate the fair value of our investments in ARS. The assumptions used in preparing the discounted cash flow model include estimates for interest rates, timing and amount of cash flows and expected holding periods of the ARS. We have modified our investment strategy and increased our investments in more liquid money market investments.

The following table lists our cash, cash equivalents and investments as of September 29, 2012:

Fair Value
(Dollars in thousands)
Cash	$50,265
Weighted average interest rate	0.00%
Cash equivalents	$46,392
Weighted average interest rate	0.10%
Current available for sale securities	$64,423
Weighted average interest rate	0.76%
Non-current available for sale securities	$61,323
Weighted average interest rate	0.24%
Total	$222,403

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

There has been no change in our internal control over financial reporting during the quarter ended September 29, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Factors that might cause our actual results to differ materially from the forward looking statements discussed elsewhere in this report, as well as affect our ability to achieve our financial and other goals, include, but are not limited to, those set forth below. There have been no material changes in our risk factors from those disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended June 30, 2012.

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

6. We cannot assure that future store openings will be successful and new store openings may impact existing stores. We expect to open approximately 11 stores for bebe and 2b bebe in fiscal 2013 as well as up to 25 international licensee operated point-of-sale locations. In the past, we have closed stores as a result of poor performance, and we cannot assure that the stores that we plan to open in fiscal 2013, or any other stores that we might open in the future, will be successful or that our overall operating profit will increase as a result of opening these stores. During fiscal 2012, we closed 13 stores, and during fiscal 2013, we anticipate closing up to 12 bebe stores and one 2b pop-up location. Most of our domestic new store openings in fiscal 2013 will be in existing markets. These openings may affect the existing stores’ net sales and profitability. Our failure to predict accurately the demographic or retail environment at any future store location could have a material adverse effect on our business, financial condition and results of operations.

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

9. Because Manny Mashouf beneficially owns a substantial portion of the outstanding shares, other shareholders may not be able to influence the direction the company takes. As of October 31, 2012, Manny Mashouf, our Chief Executive Officer and Chairman of the Board, beneficially owned approximately 54% of the outstanding shares of our common stock. As a result, he can control the election of directors and the outcome of all issues submitted to the shareholders. This may make it more difficult for a third party to acquire shares, may discourage acquisition bids, and could limit the price that certain investors might be willing to pay for shares of common stock. This concentration of stock ownership may have the effect of delaying, deferring or preventing a change in control of our company.

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

11. Any serious disruption at our major facilities could have a harmful effect on our business. We currently operate a corporate office in Brisbane, California, a distribution facility in Benicia, California, and a design studio in Los Angeles, California. During the fourth quarter of fiscal 2012 we purchased our distribution facility in part to facilitate the migration of bebe.com in-house that occurred in the first quarter of 2013. Any serious disruption at these facilities whether due to construction, relocation, fire, earthquake, terrorist acts or otherwise could harm our operations and could negatively affect our business and results of operations. Furthermore, we have little experience operating essential functions away from our main corporate offices and are uncertain what effect operating such satellite facilities might have on business, personnel and results of operations.

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

13. We are subject to cyber-security risks and may incur increasing costs in an effort to minimize those risks and to respond to cyber incidents. There is an increased dependence on digital technologies by public companies and an increasing frequency and severity of cyber incidents. Our business involves the storage and transmission of customers’ personal information, consumer preferences and credit card information. We also use mobile devices, social networking and other online activities to connect with our customers. While we have implemented measures to prevent security breaches and cyber incidents, given the ever increasing abilities of those intent on breaching cyber-security measures and given our reliance on the security and other efforts of third-party vendors, the total security effort at any point in time may not be completely effective and any such security breaches and cyber incidents could adversely affect our business.

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

17. We may be required to record losses in future quarters as a result of the decline in value of our investments in auction rates securities or as a result of a change in our ability to hold our investments in auction rate securities. We hold a variety of interest bearing ARS comprised of federally insured student loan backed securities and insured municipal authority bonds. These ARS investments are intended to provide liquidity via an auction process that resets the applicable interest rate at predetermined calendar intervals, allowing investors to either roll over their holdings or gain immediate liquidity by selling such interests at par. The recent uncertainties in the credit markets that began in February 2008 have affected our holdings in ARS investments and the majority of auctions for our investments in these securities have failed to settle on their respective settlement dates. Consequently, $41.4 million of our ARS are not currently liquid and we will not be able to access these funds until a future auction of these investments is successful or securities are purchased or redeemed outside of the auction process. Maturity dates for these ARS investments range from 2018to 2042, with principal distributions occurring on certain securities prior to maturity.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

(a) Exhibits. The following is a list of exhibits filed as part of this Report on Form 10-Q.

Exhibit	Description

31.1	Section 302 Certification of Chief Executive Officer.

31.2	Section 302 Certification of Chief Financial Officer.

32.1	Section 906 Certification of Chief Executive Officer.

32.2	Section 906 Certification of Chief Financial Officer.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Presentation Linkbase

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated November 8, 2012

bebe stores, inc.

/s/ Walter Parks
Walter Parks, Chief Operating Officer and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 906 Certification of Chief Executive Officer

32.2	Section 906 Certification of Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Presentation Linkbase