Form 10-Q
period 2012-12-29
bebe stores, inc.
filed 2013-02-07
CIK 1059272

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 29, 2012

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

The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding as of January 31, 2013 was 82,854,420.

bebe stores, inc.

		Page No.
PART I.	FINANCIAL INFORMATION

ITEM 1.	Condensed Consolidated Financial Statements

	Condensed Consolidated Balance Sheets as of December 29, 2012, June 30, 2012 and December 31, 2011	3

	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and six months ended December 29, 2012 and December 31, 2011	4

	Condensed Consolidated Statements of Cash Flows for the six months ended December 29, 2012 and December 31, 2011	5

	Notes to Condensed Consolidated Financial Statements	6

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	15

ITEM 4.	Controls and Procedures	16

PART II.	OTHER INFORMATION

ITEM 1.	Legal Proceedings	17

ITEM 1A.	Risk Factors	17

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20

ITEM 3.	Defaults Upon Senior Securities	20

ITEM 4.	Mine Safety Disclosures	20

ITEM 5.	Other Information	20

ITEM 6.	Exhibits	20

SIGNATURE		21

EXHIBIT INDEX		22

PART I. FINANCIAL INFORMATION

ITEM 1.	Condensed Consolidated Financial Statements

bebe stores, inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(unaudited)

	As of December 29, 2012	As of June 30, 2012	As of December 31, 2011
Assets:
Current assets:
Cash and equivalents	$92,653	$104,982	$119,897
Available for sale securities	64,086	76,428	87,582
Receivables (net of allowance of $1,356, $1,255 and $1,259)	8,436	9,190	6,143
Inventories, net	37,421	33,292	30,756
Deferred income taxes, net	4,609	4,609	4,930
Prepaid and other	21,694	17,135	10,374

Total current assets	228,899	245,636	259,682
Available for sale securities	59,240	60,002	64,047
Property and equipment, net	112,595	114,707	90,127
Deferred income taxes, net	24,486	24,675	29,453
Intangible asset	912	912	912
Other assets	4,009	4,488	3,985

Total assets	$430,141	$450,420	$448,206

Liabilities and Shareholders’ Equity:
Current liabilities:
Accounts payable	$13,076	$16,520	$15,856
Accrued liabilities	30,028	31,668	32,186

Total current liabilities	43,104	48,188	48,042
Deferred rent and other lease incentives	37,531	37,876	37,306
Uncertain tax positions	2,280	2,236	2,226

Total liabilities	82,915	88,300	87,574

Commitments and contingencies
Shareholders’ equity:
Preferred stock-authorized 1,000,000 shares at $0.001 par value per share; no shares issued and outstanding	—	—	—
Common stock-authorized 135,000,000 shares at $0.001 par value per share; issued and outstanding 82,622,158, 84,360,349 and 84,226,366 shares	83	84	84
Additional paid-in capital	142,368	144,180	143,332
Accumulated other comprehensive income (loss)	2,439	152	(1,899)
Retained earnings	202,336	217,704	219,115

Total shareholders’ equity	347,226	362,120	360,632

Total liabilities and shareholders’ equity	$430,141	$450,420	$448,206

See accompanying notes to condensed consolidated financial statements.

bebe stores, inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	December 29, 2012	December 31, 2011	December 29, 2012	December 31, 2011
Net sales	$135,535	$151,987	$252,626	$278,259
Cost of sales, including production and occupancy	89,607	91,067	164,423	166,853

Gross margin	45,928	60,920	88,203	111,406
Selling, general and administrative expenses	53,393	49,927	99,588	96,969

Operating income (loss)	(7,465)	10,993	(11,385)	14,437
Interest and other income, net	219	107	452	410

Income (loss) before income taxes	(7,246)	11,100	(10,933)	14,847
Income tax provision (benefit)	(2,427)	4,539	(3,533)	5,932

Net income (loss)	$(4,819)	$6,561	$(7,400)	$8,915

Basic per share amounts:
Net income (loss)	$(0.06)	$0.08	$(0.09)	$0.11

Diluted per share amounts:
Net income (loss)	$(0.06)	$0.08	$(0.09)	$0.11

Basic weighted average shares outstanding	84,054	84,190	84,216	84,156
Diluted weighted average shares outstanding	84,054	84,323	84,216	84,284
Other comprehensive income (loss)
Gain on available for sale securities, net of tax	$467	$105	$1,638	$83
Foreign currency translation adjustments	(633)	(743)	649	(1,977)

Other comprehensive income (loss)	(166)	(638)	2,287	(1,894)

Comprehensive income (loss)	$(4,985)	$5,923	$(5,113)	$7,021

See accompanying notes to condensed consolidated financial statements.

bebe stores, inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Six Months Ended
	December 29, 2012	December 31, 2011
Cash flows from operating activities:
Net income (loss)	$(7,400)	$8,915
Adjustments to reconcile net income (loss) to cash provided (used) by operating activities:
Non-cash compensation expense	1,206	1,089
Depreciation and amortization	10,404	10,309
Non-cash charge for asset impairment	1,817	391
Net loss (gain) on disposal of property	994	(418)
Tax benefit from exercise of stock options and awards	84	166
Excess tax benefit from exercise of stock options and awards	(1)	(32)
Deferred rent and other lease incentives	(47)	(67)
Deferred income taxes	13	(366)
Changes in operating assets and liabilities:
Receivables	761	1,108
Inventories	(4,129)	2,668
Prepaid expenses and other	(4,117)	3,562
Accounts payable	(1,664)	(1,565)
Accrued liabilities	(984)	6,137
Long term income taxes payable	44	167

Net cash provided (used) by operating activities	(3,019)	32,064

Cash flows from investing activities:
Purchase of property and equipment	(14,994)	(10,957)
Insurance proceeds from property and equipment	—	650
Purchase of marketable securities	(44,080)	(31,772)
Proceeds from sales of investment securities	59,423	40,817

Net cash provided (used) by investing activities	349	(1,262)

Cash flows from financing activities:
Proceeds from issuance of common stock	113	567
Excess tax benefit from exercise of stock options and awards	1	32
Cash dividends paid	(4,219)	(4,209)
Purchase of common stock	(5,438)	—

Net cash used by financing activities	(9,543)	(3,610)

Net increase (decrease) in cash and equivalents	(12,213)	27,192
Effect of exchange rate changes on cash	(116)	(2,472)
Cash and equivalents:
Beginning of period	104,982	95,177

End of period	$92,653	$119,897

See accompanying notes to condensed consolidated financial statements.

bebe stores, inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

INTERIM FINANCIAL STATEMENTS

The accompanying condensed consolidated balance sheets of bebe stores, inc. (the “Company”) as of December 29, 2012, June 30, 2012 and December 31, 2011, the condensed consolidated statements of operations and comprehensive income (loss) for the three and six months ended December 29, 2012 and December 31, 2011 and the condensed consolidated statements of cash flows for the six months ended December 29, 2012 and December 31, 2011 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X, without audit. Accordingly, they do not include all of the information required by accounting principles generally accepted in the United States of America for annual financial statements. Therefore, these condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2012.

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

The three month periods ended December 29, 2012 and December 31, 2011 each include 13 weeks. The six month periods ended December 29, 2012 and December 31, 2011 each include 26 weeks.

RECENT ACCOUNTING PRONOUNCEMENTS

Fair Value

In May 2011, the Financial Accounting Standards Board (“FASB”) issued guidance to amend the accounting and disclosure requirements on fair value measurements. The new guidance limits the highest-and-best-use measure to nonfinancial assets, permits certain financial assets and liabilities with offsetting positions in market or counterparty credit risks to be measured on a net basis and provides guidance on the applicability of premiums and discounts. Additionally, the new guidance expands the disclosures on Level 3 inputs by requiring quantitative disclosure of the unobservable inputs and assumptions, as well as description of the valuation processes and the sensitivity of the fair value to changes in unobservable inputs. The new guidance was effective for the Company beginning in fiscal 2013, which is July 1, 2012. The disclosure guidance adopted July 1, 2012 did not have a material impact on the Company’s consolidated financial statements.

Other Comprehensive Income

In June 2011, the FASB issued ASU 2011-05, which requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income and the total of comprehensive income. The new guidance eliminates the current option to report other comprehensive income and its components in the consolidated statements of shareholders’ equity. For public entities, the amendments in ASU 2011-05 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, and are to be applied retrospectively, with early adoption permitted. This guidance became effective for the Company’s fiscal year and interim periods beginning July 1, 2012. The adoption did not have a material effect on the Company’s consolidated financial statements.

INVESTMENTS

The Company’s investment portfolio consists of treasury bills, certificates of deposit and auction rate securities. The Company held short term available for sale securities totaling $64.1 million as of December 29, 2012, that consisted of $36.9 million in treasury bills and $27.1 million in certificates of deposit at cost which approximates fair value. The Company also holds long term available for sale securities at fair value totaling $59.2 million as of December 29, 2012, that consisted of $19.9 million in treasury bills and $39.3 million of interest bearing auction rate securities (“ARS”).

The Company holds a variety of interest ARS consisting of federally insured student loan backed securities and insured municipal authority bonds. As of December 29, 2012, the Company’s ARS portfolio totaled approximately $45.6 million classified as available for sale securities, net of a temporary impairment charge of $6.3 million. As of that date, the Company’s ARS portfolio included approximately 92% federally insured student loan backed securities and 8% municipal authority bonds and consisted of approximately 20% AAA rated investments, 7% AA rated investments, 40% A rated investments, 18% BBB rated investments and 15% CCC rated investments. As of June 30, 2012, the Company’s ARS consisted of 27% AAA rated investments, 23% AA rated investments, 28% A rated investments, 12% BBB rated investments and 10% CCC rated investments. These ARS investments are intended to provide liquidity via an auction process that resets the applicable interest rate at predetermined calendar intervals, allowing investors to either roll over their holdings or gain immediate liquidity by selling such interests at par. The uncertainties in the credit markets that began in February 2008 have affected the Company’s holdings in ARS investments and auctions for the Company’s investments in these securities have failed to settle on their respective settlement dates. Historically the fair value of ARS investments had approximated par value due to the frequent resets through the auction process. While the Company continues to earn interest on its ARS investments at the maximum contractual rate, these investments are not currently trading and therefore do not currently have a readily determinable market value. Accordingly, the estimated fair value of ARS no longer approximates par value. Consequently, the investments are not currently liquid, and the Company will not be able to access these funds until a future auction of these investments is successful, the issuer redeems the securities or at maturity. Maturity dates for these ARS investments range from 2018 to 2042 with principal distributions occurring on certain securities prior to maturity. To date, principal distributions and maturities of the securities held by the Company have all been at par value. During the three and six months ended December 29, 2012, $2.6 million and $22.4 million, respectively, of ARS were settled at par.

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

The following is a summary of our available for sale securities:

	As of December 29, 2012
	Cost	Unrealized Losses Less Than 12 Months	Unrealized Losses 12 Months or Greater	Estimated Fair Value
	(In thousands)
Short term treasury bills	$36,941	$—	$—	$36,941
Short term certificates of deposit	27,145	—	—	27,145

	$64,086	$—	$—	$64,086

Long term treasury bills	$19,950	$—	$—	$19,950
Long term auction rate securities	45,550	—	(6,260)	39,290

	$65,500	$—	$(6,260)	$59,240

	As of June 30, 2012
	Cost	Unrealized Losses Less Than 12 Months	Unrealized Losses 12 Months or Greater	Estimated Fair Value
	(In thousands)
Short term treasury bills	$49,960	$—	$—	$49,960
Short term certificates of deposit	26,468	—	—	26,468

	$76,428	$—	$—	$76,428

Long term auction rate securities	$67,900	$—	$(7,898)	$60,002

	As of December 31, 2011
	Cost	Unrealized Losses Less Than 12 Months	Unrealized Losses 12 Months or Greater	Estimated Fair Value
	(In thousands)
Short term treasury bills	$71,951	$—	$—	$71,951
Short term certificates of deposit	15,631	—	—	15,631

	$87,582	$—	$—	$87,582

Long term auction rate securities	$74,000	$—	$(9,953)	$64,047

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

As of December 29, 2012, the Company held financial instruments that are measured at fair value on a recurring basis. These included cash equivalents and available for sale securities. Cash equivalents consist of money market funds. Short term available for sale securities consist of government treasury bills and certificates of deposit. Long term available for sale securities consist of government treasury bills and ARS. These ARS consist of federally insured student loan backed securities and insured municipal authority bonds.

The Company determined the estimated fair value of its investment in ARS as of December 29, 2012 using a discounted cash flow model. The assumptions used in preparing the discounted cash flow model include estimates for liquidity (range from 0.93%—5.0%), interest rates (average of 0.4%), timing (average 3 years), credit ratings (range from 0.75%—2.75%), credit wrap and amount of cash flows and expected holding periods of the ARS.

The following items are measured at fair value on a recurring basis as of December 29, 2012:

Description	December 29, 2012	Using Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
	Fair value measurements at reporting date
	(In thousands)
Cash equivalents	$46,393	$46,393	$—	$—
Current available for sale securities	64,086	36,941	27,145	—
Non-current available for sale securities	59,240	19,950	—	39,290

Total	$169,719	$103,284	$27,145	$39,290

The following items are measured at fair value on a recurring basis as of December 31, 2011:

Description	December 31, 2011	Using Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
	Fair value measurements at reporting date
	(In thousands)
Cash equivalents	$54,655	$54,655	$—	$—
Current available for sale securities	87,582	87,582	—	—
Non-current available for sale securities	64,047	—	—	64,047

Total	$206,284	$142,237	$—	$64,047

Beginning in the quarter ended March 31, 2012, certificates of deposit previously classified as Level 1 are now classified as Level 2. During the quarter ended December 29, 2012, there were no transfers of assets and liabilities between Level 1 (quoted prices in active markets for identical assets) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy. An impairment charge has been recorded in accumulated other comprehensive income that reduces the carrying amount of the applicable non-current assets of $45.6 million to their fair value of $39.3 million as of December 29, 2012. The following table presents the Company’s activity for assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended December 29, 2012:

	Three Months Ended December 29, 2012	Six Months Ended December 29, 2012
	(In thousands)
Balance at beginning of period	$41,373	$60,002
Total gains or (losses) (realized or unrealized)
Included in net loss	—	—
Included in accumulated other comprehensive income (loss)	467	1,638
Settlements	(2,550)	(22,350)

Balance at December 29, 2012	$39,290	$39,290

Non-Financial Assets:

The Company measures certain non-financial assets and liabilities, including long-lived assets, at fair value on a non-recurring basis. During the three months ended December 29, 2012 and December 31, 2011, the Company recorded impairment charges of approximately $1.7 million and $0.4 million, respectively, related to under-performing stores. During the six months ended December 29, 2012 and December 31, 2011, the Company recorded impairment charges of approximately $1.8 million and $0.4 million, respectively, related to under-performing stores. The fair market value of these assets was determined using the income approach and level 3 inputs, which required management to make significant estimates about future operating plans and projected cash flows. Management estimates the amount and timing of future cash flows based on its experience and knowledge of the retail market in which each store operates. This impairment charge is included in selling, general and administrative expenses (“SG&A”) in the accompanying condensed consolidated statements of operations and comprehensive income (loss). The Company was not required to measure any other significant non-financial assets and liabilities at fair value.

INVENTORIES

The Company’s inventories consisted of:

	As of
	December 29, 2012	June 30, 2012	December 31, 2011
	(In thousands)
Raw materials	$999	$1,193	$654
Merchandise available for sale	36,422	32,099	30,102

Inventories, net	$37,421	$33,292	$30,756

CREDIT FACILITIES

The Company has an unsecured commercial line of credit agreement which provides for borrowings and issuance of letters of credit of up to a combined total of $25.0 million. This agreement was amended on February 1, 2013 to shorten the term and to eliminate the profitability requirement from the financial covenants, and expires on January 31, 2014. The outstanding balance bears interest at either the bank’s reference rate (which was 3.25% as of December 29, 2012) or the LIBOR rate (which was 0.21% as of December 29, 2012) plus 1.75 percentage points. As of December 29, 2012, there were no outstanding cash borrowings or trade letters of credit outstanding and $3.0 million of an outstanding stand-by letter of credit. To date, no beneficiary has drawn upon the stand-by letter of credit.

As amended, this credit facility requires the Company to comply with certain financial covenants, including minimum tangible net worth and unencumbered liquid assets, and contains certain restrictions on making loans and investments. The Company is in compliance with all covenants in the credit agreement.

EARNINGS PER SHARE

Basic earnings per share is computed as net earnings divided by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur from common shares issuable through the exercise of dilutive stock options.

The following is a reconciliation of the number of shares used in the basic and diluted earnings per share computations:

	Three Months Ended		Six Months Ended
	December 29, 2012	December 31, 2011	December 29, 2012	December 31, 2011
	(In thousands)
Basic weighted average number of shares outstanding	84,054	84,190	84,216	84,156
Incremental shares from the assumed issuance of stock options	—	133	—	128

Diluted weighted average number of shares outstanding	84,054	84,323	84,216	84,284

Excluded from the computation of the number of diluted weighted average shares outstanding were options to purchase 5,201,743 and 4,282,954 shares of common stock for the three months ended December 29, 2012 and December 31, 2011, respectively, and 5,047,859 and 4,171,436 for the six months ended December 29, 2012 and December 31, 2011, respectively, which would have been anti-dilutive.

COMMON STOCK PURCHASES

In November 2012, the board of directors authorized a program to repurchase up to $30 million of the Company’s common stock. The Company intends, from time to time, as business conditions warrant, to purchase stock in the open market or through private transactions. Purchases may be increased, decreased or discontinued at any time without prior notice. The plan does not obligate the Company to repurchase any specific number of shares and may be suspended at any time at the Company’s discretion. During the three and the six months ended December 29, 2012, the Company repurchased approximately 1.8 million shares at an average price per share of $3.81 for an aggregate purchase price of approximately $6.8 million. As of December 29, 2012, all except approximately $1.4 million of these share repurchases were paid for. No shares were repurchased during the three or the six months ended December 31, 2011.

STOCK BASED COMPENSATION

The following table summarizes the stock based compensation expense recognized under the Company’s stock plan during the three and the six months ended December 29, 2012 and December 31, 2011:

	Three Months Ended		Six Months Ended
	December 29, 2012	December 31, 2011	December 29, 2012	December 31, 2011
	(In thousands)
Stock options	$342	$425	$968	$981
Nonvested stock awards/units	112	59	238	108

Total stock based compensation expense	$454	$484	$1,206	$1,089

Unrecognized compensation cost related to nonvested stock options and nonvested stock awards/units totaled approximately $2.5 million and $0.5 million, respectively, as of December 29, 2012. This cost is expected to be recognized over a weighted average period of 2.8 years. The weighted average fair value of stock options at their grant date during the three months ended December 29, 2012 and December 31, 2011 was $1.23 and $2.78, respectively. For the six month periods ended December 29, 2012 and December 31, 2011, the weighted average fair value of stock options at their grant date was $1.39 and $2.78, respectively.

LEGAL MATTERS

As of the date of this filing, the Company is involved in ongoing legal proceedings as described below.

A former employee sued the Company in a complaint filed July 27, 2006 in the Superior Court of California, San Mateo County (Case No. CIV 456550) alleging a failure to pay all wages, failure to pay overtime wages, failure to pay minimum wages, failure to provide meal periods, violation of Labor Code §450, violation of Labor Code §2802 and California Code of Regulations §11040(9)(A), statutory wage violations (late payment of wages), unlawful business practices under Business and Professions Code §16720 and §17200, conversion of wages and violation of Civil Code §52.1. The plaintiff purports to bring the action also on behalf of current and former California bebe employees who are similarly situated. In September 2011, the Court certified a class of store managers who allege they were required to buy and wear our product as a condition of employment and denied certification relating to claims of missed meal periods and rest breaks. The parties wait to see if a verbal arrangement reached by the parties in principal, wherein neither party makes any admission and all of the plaintiff’s claims would be resolved, can be fully developed, written in a mutually acceptable agreement and ultimately approved by the court.

A former employee sued the Company in a complaint filed November 2, 2010 in the Superior Court of California, San Bernardino County (Case No. CIV-RS-10-11823), on her own and purportedly on behalf of other employees similarly situated, alleging violations based on wage and hour laws, missed meal and rest breaks, late payment of wages, failure to pay expense reimbursement and failing to provide adequate seating. The case remains at an early stage, with only modest discovery begun.

A former employee sued the Company in a complaint filed a second amended complaint on or about September 7, 2010 in the Superior Court of California, Los Angeles County (Case No. BC429140) alleging the Company failed to provide adequate disclosure of its commission policy and wrongfully reduced and delayed commission payments. The plaintiff purported to bring the action also on behalf of current and former California bebe employees who are similarly situated. The lawsuit sought compensatory, statutory, punitive, restitution and injunctive relief. The case was settled for a nominal amount and was dismissed with prejudice.

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

OVERVIEW

We are a global specialty retailer who designs, develops and produces a distinctive line of contemporary women’s apparel and accessories. The “bebe look” appeals to a chic, sexy, sophisticated, body-conscious woman who takes pride in her appearance and seeks current fashion trends to suit her lifestyle. The bebe customer expects value in the form of current fashion and high quality at a competitive price.

Our distinctive product offering includes a full range of separates, tops, sweaters, dresses, active wear and accessories to satisfy her wear-to-work, weekend and party lifestyles. We design and develop the majority of our merchandise in-house, which is manufactured to our specifications. The remainder of our merchandise is sourced directly from third-party manufacturers.

We market our products under the bebe, BEBE SPORT, bbsp and 2b bebe brand names through our 250 retail stores, of which 197 are bebe stores, including an on-line store at www.bebe.com, and 53 are 2b bebe stores, including an on-line store at www.2bstores.com, as of December 29, 2012. These stores are located in 36 states, the District of Columbia, Puerto Rico, the U.S. Virgin Islands, Canada and Japan. In addition, our licensees operate 129 international point-of-sale locations in 24 countries as of December 29, 2012. During the six months ended December 29, 2012, we opened 6 2b bebe stores and successfully migrated our bebe.com product offerings to a company-managed platform.

bebe stores. We were founded by Manny Mashouf, our Chairman of the Board. We opened our first store in San Francisco, California in 1976, which was also the year we incorporated. bebe.com is our bebe on-line retail store and an extension of the bebe store experience that provides a complete assortment of bebe and BEBE SPORT merchandise and is used as a vehicle to communicate with our customers.

2b bebe stores. Our 2b bebe (“2b”) stores were originally structured as bebe outlets and were later expanded into the 2b concept stores. We focus on fun and playful everyday lifestyle offerings for our aspirational buyers. As of December 29, 2012, we operated a total of 53 2b stores, including an on-line store at www.2bstores.com. Of these, 19 are mall based stores that sell 2b merchandise only, 14 are hybrid 2b stores that sell a combination of 2b merchandise and bebe logo merchandise and 19 are outlet concept 2b stores that sell a mix of 2b, bebe logo and bebe retail markdown merchandise. www.2bstores.com is our 2b bebe on-line retail store and an extension of the 2b bebe store experience that provides a complete assortment of 2b bebe merchandise and is also used as a vehicle to communicate with our customers.

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

RESULTS OF OPERATIONS

Our fiscal year is a 52 or 53 week period, each period ending on the first Saturday after June 30. Fiscal year 2013 includes 53 weeks and fiscal year 2012 includes 52 weeks. The three months ended December 29, 2012 and December 31, 2011 each include 13 weeks. The six months ended December 29, 2012 and December 31, 2011 each include 26 weeks.

The following table sets forth certain financial data as a percentage of net sales for the periods indicated:

	Three Months Ended		Six Months Ended
	December 29, 2012	December 31, 2011	December 29, 2012	December 31, 2011
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales, including production and occupancy (1)	66.1	59.9	65.1	60.0

Gross margin	33.9	40.1	34.9	40.0
Selling, general and administrative expenses (2)	39.4	32.8	39.4	34.8

Operating income (loss)	(5.5)	7.2	(4.5)	5.2
Interest and other income, net	0.2	0.1	0.2	0.1

Income (loss) before income taxes	(5.3)	7.3	(4.3)	5.3
Income tax provision (benefit)	(1.8)	3.0	(1.4)	2.1

Net income (loss)	(3.5)%	4.3%	(2.9)%	3.2%

(1)	Cost of sales includes the cost of merchandise, occupancy costs, distribution center costs and production costs.
(2)	Selling, general and administrative expenses primarily consist of non-occupancy store costs, corporate overhead and advertising costs.

Net Sales. Net sales decreased to $135.5 million during the three months ended December 29, 2012 from $152.0 million for the comparable period of the prior year, a decrease of $16.5 million, or 10.9%. The decrease in net sales was primarily due to a decrease in comparable store traffic during the quarter. Comparable store sales for the fiscal quarter ended December 29, 2012 decreased 10.5% compared to an increase of 9.6% in the second fiscal quarter of the prior year.

For the six months ended December 29, 2012, net sales decreased to $252.6 million from $278.3 million for the comparable period of the prior year, a decrease of $25.7 million, or 9.2%. The decrease in net sales was primarily due to a 9.7% decrease in comparable store sales driven by the deceleration in store traffic.

	Three Months Ended		Six Months Ended
	December 29, 2012	December 31, 2011	December 29, 2012	December 31, 2011
Net sales (In thousands)	$135,535	$151,987	$252,626	$278,259
Total net sales increase (decrease) percentage	(10.9)%	11.6%	(9.2)%	10.7%
Comparable store increase (decrease) percentage (1)	(10.5)%	9.6%	(9.7)%	8.4%
Net sales per average square foot (2)	$108	$125	$202	$227
Square footage at end of period (In thousands)	1,002	1,018	1,002	1,018
Number of store locations:
Beginning of period	250	251	252	253
New store locations	1	5	6	5
Closed store locations	1	—	8	2
Number of stores open at end of period	250	256	250	256

(1)	We calculate comparable store sales by including the net sales of stores that have been open at least one year. Therefore, a store is included in the comparable store sales base beginning with its thirteenth month. Our on-line stores are included as stores in our comparable store sales base. Stores that have been expanded or remodeled by 15 percent or more or have been permanently relocated are excluded from the comparable store sales base. In addition, we calculate comparable store sales using a same day sales comparison.
(2)	We calculate net sales per average square foot using net store sales less on-line net sales and monthly average store square footage.

Gross Margin. Gross margin decreased to $45.9 million during the three months ended December 29, 2012 from $60.9 million for the comparable period of the prior year, a decrease of $15.0 million, or 24.6%. As a percentage of net sales, gross margin decreased to 33.9% for the three months ended December 29, 2012 from 40.1% in the comparable period of the prior year. The decrease in gross margin as a percentage of net sales was primarily due to increased markdowns coupled with unfavorable occupancy leverage.

For the six months ended December 29, 2012, gross margin decreased to $88.2 million from $111.4 million for the comparable period of the prior year, a decrease of $23.2 million, or 20.8%. As a percentage of net sales, gross margin from continuing operations decreased to 34.9% for the six months ended December 29, 2012 from 40.0% in the comparable period of the prior year. The decrease in gross margin as a percentage of net sales was primarily due to an increase in markdowns, coupled with increased inventory reserves and unfavorable occupancy leverage.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $53.4 million during the three months ended December 29, 2012 from $49.9 million for the comparable period of the prior year, an increase of $3.5 million, or 7.0%. As a percentage of net sales, selling, general and administrative expenses increased to 39.4% during the three months ended December 29, 2012 from 32.8% in the comparable period of the prior year. The increase over the prior year was primarily due to increases in certain costs including impairment and store closure costs, as well as recruiting costs.

For the six months ended December 29, 2012, selling, general and administrative expenses increased to $99.6 million from $97.0 million for the comparable period of the prior year, an increase of $2.6 million, or 2.7%. As a percentage of net sales, selling, general and administrative expenses increased to 39.4% from 34.8% in the comparable period of the prior year. The increase over the prior year primarily related to higher impairment and store closure costs combined with lower insurance proceeds and was partially offset by lower compensation expenses.

Provision for Income Taxes. The tax rate for the second quarter of fiscal 2013 was 33.5% compared to the rate for the comparable period of the prior year of 40.9%. The lower tax benefit in the current quarter compared to the tax expense in the prior year period was primarily due to the impact of permanent adjustments.

For the six months ended December 29, 2012, our effective tax rate was 32.3% compared to 40.0% for the comparable period for the prior year. The lower tax benefit in the current year compared to the tax expense in the prior year was primarily due to various discrete items including a valuation allowance against a foreign NOL recorded during the year.

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

LIQUIDITY AND CAPITAL RESOURCES

Our working capital requirements vary widely throughout the year and generally peak during the first and second fiscal quarters. As of December 29, 2012, we had approximately $216.0 million of cash and equivalents and investments on hand of which $92.7 million were cash and equivalents, approximately $56.9 million were invested in government treasury bills, approximately $27.1 million were invested in certificates of deposit and approximately $39.3 million, net of temporary impairment charges of $6.3 million, were invested in auction rate securities (“ARS”). We do not anticipate the lack of liquidity in the ARS to impact our ability to fund our operations in the foreseeable future and believe we have sufficient cash and equivalents to fund ongoing operations. In addition, we have a revolving line of credit, under which we may borrow or issue letters of credit up to a combined total of $25 million. As of December 29, 2012, there were no cash borrowings outstanding under the line of credit, no trade letters of credit outstanding and $3.0 million in a stand-by letter of credit outstanding. This credit facility requires us to comply with certain financial covenants, including minimum tangible net worth and unencumbered liquid assets, and certain restrictions on making loans and investments. We are in compliance with all covenants.

As of December 29, 2012, we had cash and equivalents of $92.7 million held in accounts managed by third-party financial institutions consisting of invested cash and cash in our operating accounts. The invested cash is invested in interest bearing funds managed by third-party financial institutions. These funds invest in direct obligations of the government of the United States. To date, we have experienced no loss or lack of access to our invested cash or equivalents; however, we can provide no assurances that access to our invested cash and equivalents will not be impacted by adverse conditions in the financial markets.

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

Net cash used by operating activities for the six months ended December 29, 2012 was $3.0 million compared to net cash provided by operating activities of $32.1 million for the six months ended December 31, 2011. The decrease of $35.1 million from the comparable period was due to lower overall net income and a change in working capital decrease of $22.0 million, primarily related to changes in accrued expenses caused by the payout of incentive compensation earned in the prior year, changes in prepaid expenses and other related to income tax as well as increased inventory expenditures related to our initiatives to expand our wear-to-work collection, focused localization initiatives and higher average unit costs related to elevated product offerings.

Net cash provided by investing activities for the six months ended December 29, 2012 was $0.3 million versus $1.3 million used by investing activities for the six months ended December 31, 2011. The increase of $1.6 million versus the prior year comparable period was primarily due to proceeds from sale of investment securities partially offset by increased investments in property and equipment. We expect that total capital expenditures will be approximately $27 million in fiscal 2013, which will include capital expenditures for new stores, remodels, store expansions, information technology systems and office improvements.

Net cash used by financing activities was $9.5 million for the six months ended December 29, 2012 versus $3.6 million used by financing activities for the six months ended December 31, 2011. The increase of $5.9 million from the prior year comparable period was primarily due to purchases of our common stock.

We hold a variety of interest bearing ARS consisting of federally insured student loan backed securities and insured municipal authority bonds. As of December 29, 2012, our ARS portfolio totaled approximately $45.6 million classified as available for sale securities. As of that date, our ARS portfolio included approximately 92% federally insured student loan backed securities and 8% municipal authority bonds and consisted of approximately 20% AAA rated investments, 7% AA rated investments, 40% A rated investments, 18% BBB rated investments and 15% CCC rated investments. As of June 30, 2012, the Company’s ARS consisted of 27% AAA rated investments, 23% AA rated investments, 28% A rated investments, 12% BBB rated investments and 10% CCC rated investments. These ARS investments are intended to provide liquidity via an auction process that resets the applicable interest rate at predetermined calendar intervals, allowing investors to either roll over their holdings or gain immediate liquidity by selling such interests at par. The uncertainties in the credit markets that began in February 2008 have affected our holdings in ARS investments and auctions for our investments in these securities have failed to settle on their respective settlement dates. Historically the fair value of ARS investments had approximated par value due to the frequent resets through the auction process. While we continue to earn interest on our ARS investments at the maximum contractual rate, these investments are not currently trading and therefore do not currently have a readily determinable market value. Accordingly, the estimated fair value of ARS no longer approximates par value. Consequently, the investments are not currently liquid, and we will not be able to access these funds until a future auction of these investments is successful, the issuer redeems the securities, or at maturity. Maturity dates for these ARS investments range from 2018 to 2042 with principal distributions occurring on certain securities prior to maturity. During the three and six months ended December 29, 2012, $2.6 million and $22.4 million, respectively, of ARS were settled at par.

We also hold short-term available for sale securities totaling $64.1 million at December 29, 2012 that consist of treasury bills and certificates of deposit as well as long-term available for sale securities totaling $59.2 million that consist of ARS and treasury bills.

In November 2012, our board of directors authorized a program to repurchase up to $30 million of our common stock. During the three and the six months ended December 29, 2012, the Company repurchased approximately 1.8 million shares at an average price per share of $3.81 for an aggregate purchase price of approximately $6.8 million. As of December 29, 2012, all except approximately $1.4 million of these share repurchases were paid for. No shares were repurchased during the three or the six months ended December 31, 2011.

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

All highly liquid investments with a maturity of three months or less at the date of purchase are considered to be cash equivalents. Investments are considered short-term available for sale securities if the original maturity is between three months and twelve months, or long term investments if the original maturity is greater than twelve months. Historically the fair value of ARS investments had approximated par value due to the frequent resets through the auction process. While we continue to earn interest on our ARS investments at the maximum contractual rate, these investments are not currently trading and therefore do not currently have a readily determinable market value. Accordingly, the estimated fair value of ARS no longer approximates par value. We determined the estimated fair value of our investment in ARS as of December 29, 2012 using a discounted cash flow model to estimate the fair value of our investments in ARS. The assumptions used in preparing the discounted cash flow model include estimates for interest rates, timing and amount of cash flows and expected holding periods of the ARS. We have modified our investment strategy and increased our investments in more liquid money market investments.

The following table lists our cash, cash equivalents and investments as of December 29, 2012:

Fair Value
(Dollars in thousands)
Cash	$46,260
Weighted average interest rate	0.00%
Cash equivalents	$46,393
Weighted average interest rate	0.10%
Current available for sale securities	$64,086
Weighted average interest rate	0.76%
Non-current available for sale securities	$59,240
Weighted average interest rate	0.24%
Total	$215,979

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

There has been no change in our internal control over financial reporting during the quarter ended December 29, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

6. We cannot assure that future store openings will be successful and new store openings may impact existing stores. We expect to open approximately 11 stores for bebe and 2b bebe in fiscal 2013 as well as up to 25 international licensee operated point-of-sale locations. In the past, we have closed stores as a result of poor performance, and we cannot assure that the stores that we plan to open in fiscal 2013, or any other stores that we might open in the future, will be successful or that our overall operating profit will increase as a result of opening these stores. During fiscal 2012, we closed 13 stores, and during fiscal 2013, we anticipate closing approximately 14 bebe stores, one 2b store and one 2b bebe pop-up location. Most of our domestic new store openings in fiscal 2013 will be in existing markets. These openings may affect the existing stores’ net sales and profitability. Our failure to predict accurately the demographic or retail environment at any future store location could have a material adverse effect on our business, financial condition and results of operations.

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

In addition, we depend upon the expertise and execution of our key employees, particularly: Steve Birkhold, our Chief Executive Officer and member of the Board of Directors. If we lose the services of Mr. Birkhold or any key officers or employees, it could harm our business and results of operations.

9. Because Manny Mashouf beneficially owns a substantial portion of the outstanding shares, other shareholders may not be able to influence the direction the company takes. As of January 31, 2013, Manny Mashouf, our founder and Chairman of the Board, beneficially owned approximately 55% of the outstanding shares of our common stock. As a result, he can control the election of directors and the outcome of all issues submitted to the shareholders. This may make it more difficult for a third party to acquire shares, may discourage acquisition bids, and could limit the price that certain investors might be willing to pay for shares of common stock. This concentration of stock ownership may have the effect of delaying, deferring or preventing a change in control of our company.

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

17. We may be required to record losses in future quarters as a result of the decline in value of our investments in auction rates securities or as a result of a change in our ability to hold our investments in auction rate securities. We hold a variety of interest bearing ARS comprised of federally insured student loan backed securities and insured municipal authority bonds. These ARS investments are intended to provide liquidity via an auction process that resets the applicable interest rate at predetermined calendar intervals, allowing investors to either roll over their holdings or gain immediate liquidity by selling such interests at par. The recent uncertainties in the credit markets that began in February 2008 have affected our holdings in ARS investments and the majority of auctions for our investments in these securities have failed to settle on their respective settlement dates. Consequently, $39.3 million of our ARS are not currently liquid and we will not be able to access these funds until a future auction of these investments is successful or securities are purchased or redeemed outside of the auction process. Maturity dates for these ARS investments range from 2018 to 2042, with principal distributions occurring on certain securities prior to maturity.

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

The following table presents information with respect to purchases of our common stock made during the quarter ended December 29, 2012 by bebe Stores, inc. or any affiliated purchaser, as defined in Rule 10b-18(a)(3) under the Exchange Act.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or approximate dollar amount) of Shares that May Yet be Purchased Under the Plans or Programs (1)
	(in thousands, except per share amounts)
Month #1 (September 30 – October 27)	—	$—	—	$30,000
Month #2 (October 28 – November 24)	108	$3.73	108	$29,595
Month #3 (November 25 – December 29)	1,683	$3.81	1,683	$23,174

Total	1,791	$3.81	1,791

(1)	In November 2012, our Board of Directors approved $30 million for share repurchases, which we announced on November 19, 2012. This authorization has no expiration date.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

(a) Exhibits. The following is a list of exhibits filed as part of this Report on Form 10-Q.

Exhibit	Description

10.26	Third Amendment to Credit Agreement and Revolving Line of Credit Note between Registrant and Wells Fargo dated as of February 1, 2013

31.1	Section 302 Certification of Chief Executive Officer.

31.2	Section 302 Certification of Chief Financial Officer.

32.1	Section 906 Certification of Chief Executive Officer.

32.2	Section 906 Certification of Chief Financial Officer.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Presentation Linkbase

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated February 7, 2013

bebe stores, inc.

/s/ Walter Parks
Walter Parks, Chief Operating Officer and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

10.26	Third Amendment to Credit Agreement and Revolving Line of Credit Note between Registrant and Wells Fargo dated as of February 1, 2013

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 906 Certification of Chief Executive Officer

32.2	Section 906 Certification of Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Presentation Linkbase