Form 10-Q
period 2013-04-06
bebe stores, inc.
filed 2013-05-16
CIK 1059272

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 6, 2013

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

The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding as of April 30, 2013 was 78,935,446.

bebe stores, inc.

PART I. FINANCIAL INFORMATION

ITEM 1.	Condensed Consolidated Financial Statements

bebe stores, inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(unaudited)

	As of April 6, 2013	As of June 30, 2012	As of March 31, 2012
Assets:
Current assets:
Cash and equivalents	$81,839	$104,982	$113,239
Available for sale securities	41,084	76,428	79,926
Receivables (net of allowance of $120, $1,255 and $1,255)	8,261	9,190	6,196
Inventories, net	36,006	33,292	34,234
Deferred income taxes, net	0	4,609	4,930
Prepaid and other	18,796	17,135	12,807

Total current assets	185,986	245,636	251,332
Available for sale securities	58,621	60,002	64,410
Property and equipment, net	112,112	114,707	93,871
Deferred income taxes, net	633	24,675	32,534
Intangible asset	912	912	912
Other assets	3,807	4,488	4,646

Total assets	$362,071	$450,420	$447,705

Liabilities and Shareholders’ Equity:
Current liabilities:
Accounts payable	$16,638	$16,520	$17,783
Accrued liabilities	26,194	31,668	29,735

Total current liabilities	42,832	48,188	47,518
Deferred rent and other lease incentives	37,485	37,876	37,626
Uncertain tax positions	894	2,236	2,086

Total liabilities	81,211	88,300	87,230

Commitments and contingencies
Shareholders’ equity:
Preferred stock-authorized 1,000,000 shares at $0.001 par value per share; no shares issued and outstanding	0	0	0
Common stock-authorized 135,000,000 shares at $0.001 par value per share; issued and outstanding 78,931,881, 84,360,349 and 84,327,578 shares	79	84	84
Additional paid-in capital	136,783	144,180	144,477
Accumulated other comprehensive income (loss)	981	152	(879)
Retained earnings	143,017	217,704	216,793

Total shareholders’ equity	280,860	362,120	360,475

Total liabilities and shareholders’ equity	$362,071	$450,420	$447,705

See accompanying notes to condensed consolidated financial statements.

bebe stores, inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	April 6, 2013	March 31, 2012	April 6, 2013	March 31, 2012
Net sales	$112,905	$121,035	$365,531	$399,294
Cost of sales, including production and occupancy	79,327	74,220	243,750	241,073

Gross margin	33,578	46,815	121,781	158,221
Selling, general and administrative expenses	52,191	47,196	151,779	144,165

Operating income (loss)	(18,613)	(381)	(29,998)	14,056
Interest and other income, net	251	232	703	642

Income (loss) before income taxes	(18,362)	(149)	(29,295)	14,698
Income tax provision	30,907	65	27,375	5,997

Net income (loss)	$(49,269)	$(214)	$(56,670)	$8,701

Basic per share amounts:
Net income (loss)	$(0.62)	$(0.00)	$(0.68)	$0.10

Diluted per share amounts:
Net income (loss)	$(0.62)	$(0.00)	$(0.68)	$0.10

Basic weighted average shares outstanding	80,108	84,280	82,778	84,198
Diluted weighted average shares outstanding	80,108	84,280	82,778	84,443
Other comprehensive income (loss)
Gain (loss) on available for sale securities, net of tax	$(619)	$363	$1,020	$446
Foreign currency translation adjustments	(839)	657	(190)	(1,320)

Other comprehensive income (loss)	(1,458)	1,020	830	(874)

Comprehensive income (loss)	$(50,727)	$806	$(55,840)	$7,827

See accompanying notes to condensed consolidated financial statements.

bebe stores, inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Nine Months Ended
	April 6, 2013	March 31, 2012
Cash flows from operating activities:
Net income (loss)	$(56,670)	$8,701
Adjustments to reconcile net income (loss) to cash provided (used) by operating activities:
Non-cash compensation expense	1,977	1,627
Depreciation and amortization	16,039	15,098
Non-cash charge for asset impairment	2,910	391
Net loss (gain) on disposal of property	869	(481)
Tax benefit from exercise of stock options and awards	88	279
Excess tax benefit from exercise of stock options and awards	(1)	(120)
Deferred rent and other lease incentives	(43)	173
Deferred income taxes	28,401	(3,539)
Changes in operating assets and liabilities:
Receivables	387	(217)
Inventories	(2,714)	(826)
Prepaid expenses and other	(968)	600
Accounts payable	1,502	(265)
Accrued liabilities	(3,497)	1,202
Long term income taxes payable	(1,342)	27

Net cash provided (used) by operating activities	(13,062)	22,650

Cash flows from investing activities:
Purchase of property and equipment	(20,782)	(17,478)
Insurance proceeds from property and equipment	0	763
Purchase of intangible assets	0	(27)
Purchase of marketable securities	(54,545)	(69,750)
Proceeds from sales of investment securities	92,251	86,771

Net cash provided by investing activities	16,924	279

Cash flows from financing activities:
Proceeds from issuance of common stock	133	1,165
Excess tax benefit from exercise of stock options and awards	1	120
Cash dividends paid	(6,242)	(6,318)
Purchase of common stock	(21,229)	0

Net cash used by financing activities	(27,337)	(5,033)

Net increase (decrease) in cash and equivalents	(23,475)	17,896
Effect of exchange rate changes on cash	332	166
Cash and equivalents:
Beginning of period	104,982	95,177

End of period	$81,839	$113,239

See accompanying notes to condensed consolidated financial statements.

bebe stores, inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

INTERIM FINANCIAL STATEMENTS

The accompanying condensed consolidated balance sheets of bebe stores, inc. (the “Company”) as of April 6, 2013, June 30, 2012 and March 31, 2012, the condensed consolidated statements of operations and comprehensive income (loss) for the three and nine months ended April 6, 2013 and March 31, 2012 and the condensed consolidated statements of cash flows for the nine months ended April 6, 2013 and March 31, 2012 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X, without audit. Accordingly, they do not include all of the information required by accounting principles generally accepted in the United States of America for annual financial statements. Therefore, these condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2012.

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

FISCAL YEAR

The Company’s fiscal year is a 52 or 53 week period, each period ending on the first Saturday after June 30. Fiscal years 2013 and 2012 include 53 weeks and 52 weeks, respectively.

The three month periods ended April 6, 2013 and March 31, 2012 include 14 weeks and 13 weeks, respectively. The nine month periods ended April 6, 2013 and March 31, 2012 include 40 weeks and 39 weeks, respectively.

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

In February 2013, the FASB issued an ASU that requires enhanced disclosures around the amounts reclassified out of accumulated other comprehensive income. The amendments do not change the requirements for reporting net income or other comprehensive income. The ASU requires an entity to present information about significant reclassifications out of accumulated other comprehensive income and their corresponding effects on the respective line items in net income. The ASU is effective for annual and interim reporting periods beginning after December 15, 2012 and as such, the Company will adopt the disclosure provisions in the first quarter of fiscal 2014.

INVESTMENTS

The Company’s investment portfolio consists of treasury bills, certificates of deposit and auction rate securities. The Company held short term available for sale securities totaling $41.1 million as of April 6, 2013, that consisted of $12.0 million in treasury bills and $29.1 million in certificates of deposit at cost which approximates fair value. The Company also holds long term available for sale securities at fair value totaling $58.6 million as of April 6, 2013, that consisted of $19.9 million in treasury bills and $38.7 million of interest bearing auction rate securities (“ARS”).

The Company holds a variety of interest bearing ARS consisting of federally insured student loan backed securities and insured municipal authority bonds. As of April 6, 2013, the Company’s ARS portfolio totaled approximately $45.6 million classified as available for sale securities, net of a temporary impairment charge of $6.9 million. As of that date, the Company’s ARS portfolio included approximately 92% federally insured student loan backed securities and 8% municipal authority bonds and consisted of approximately 20% AAA rated investments, 47% A rated investments, 18% BBB rated investments and 15% CCC rated investments. As of June 30, 2012, the Company’s ARS consisted of 27% AAA rated investments, 23% AA rated investments, 28% A rated investments, 12% BBB rated investments and 10% CCC rated investments. These ARS investments are intended to provide liquidity via an auction process that resets the applicable interest rate at predetermined calendar intervals, allowing investors to either roll over their holdings or gain immediate liquidity by selling such interests at par. The uncertainties in the credit markets that began in February 2008 have affected the Company’s holdings in ARS investments and auctions for the Company’s investments in these securities have failed to settle on their respective settlement dates. Historically the fair value of ARS investments had approximated par value due to the frequent resets through the auction process. While the Company continues to earn interest on its ARS investments at the maximum contractual rate, these investments are not currently trading and therefore do not currently have a readily determinable market value. Accordingly, the estimated fair value of ARS no longer approximates par value. Consequently, the investments are not currently liquid, and the Company will not be able to access these funds until a future auction of these investments is successful, the issuer redeems the securities or at maturity. Maturity dates for these ARS investments range from 2018 to 2042 with principal distributions occurring on certain securities prior to maturity. To date, principal distributions and maturities of the securities held by the Company have all been at par value. During the three and nine months ended April 6, 2013, $0.0 million and $22.4 million, respectively, of ARS were settled at par.

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

The following is a summary of our available for sale securities:

	As of April 6, 2013
	Cost	Unrealized Losses Less Than 12 Months	Unrealized Losses 12 Months or Greater	Estimated Fair Value
	(In thousands)
Short term treasury bills	$11,977	$0	$0	$11,977
Short term certificates of deposit	29,107	0	0	29,107

	$41,084	$0	$0	$41,084

Long term treasury bills	$19,950	$0	$0	$19,950
Long term auction rate securities	45,550	0	(6,879)	38,671

	$65,500	$0	$(6,879)	$58,621

	As of June 30, 2012
	Cost	Unrealized Losses Less Than 12 Months	Unrealized Losses 12 Months or Greater	Estimated Fair Value
	(In thousands)
Short term treasury bills	$49,960	$0	$0	$49,960
Short term certificates of deposit	26,468	0	0	26,468

	$76,428	$0	$0	$76,428

Long term auction rate securities	$67,900	$0	$(7,898)	$60,002

	As of March 31, 2012
	Cost	Unrealized Losses Less Than 12 Months	Unrealized Losses 12 Months or Greater	Estimated Fair Value
	(In thousands)
Short term treasury bills	$56,952	$0	$0	$56,952
Short term certificates of deposit	22,974	0	0	22,974

	$79,926	$0	$0	$79,926

Long term auction rate securities	$74,000	$0	$(9,590)	$64,410

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

As of April 6, 2013, the Company held financial instruments that are measured at fair value on a recurring basis. These included cash equivalents and available for sale securities. Cash equivalents consist of money market funds. Short term available for sale securities consist of government treasury bills and certificates of deposit. Long term available for sale securities consist of government treasury bills and ARS. These ARS consist of federally insured student loan backed securities and insured municipal authority bonds.

The Company determined the estimated fair value of its investment in ARS as of April 6, 2013 by reviewing trading activity for similar securities in secondary markets as well as by using a discounted cash flow model. The assumptions used in preparing the discounted cash flow model include estimates for economic maturity (range from 4 – 19 years), discount rates (average of LIBOR + 2.06%), credit ratings and amount of cash flows and expected holding periods of the ARS.

The following items are measured at fair value on a recurring basis as of April 6, 2013:

Description	April 6, 2013	Using Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
	Fair value measurements at reporting date
	(In thousands)
Cash equivalents	$46,430	$46,430	$0	$0
Current available for sale securities	41,084	11,977	29,107	0
Non-current available for sale securities	58,621	19,950	0	38,671

Total	$146,135	$78,357	$29,107	$38,671

The following items are measured at fair value on a recurring basis as of March 31, 2012:

Description	March 31, 2012	Using Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
	Fair value measurements at reporting date
	(In thousands)
Cash equivalents	$46,385	$46,385	$0	$0
Current available for sale securities	79,926	56,952	22,974	0
Non-current available for sale securities	64,410	0	0	64,410

Total	$190,721	$103,337	$22,974	$64,410

During the quarter ended April 6, 2013, there were no transfers of assets and liabilities between Level 1 (quoted prices in active markets for identical assets) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy. An impairment charge has been recorded in accumulated other comprehensive income that reduces the carrying amount of the applicable non-current assets of $45.6 million to their fair value of $38.7 million as of April 6, 2013. The following table presents the Company’s activity for assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended April 6, 2013:

	Three Months Ended April 6, 2013	Nine Months Ended April 6, 2013
	(In thousands)
Balance at beginning of period	$39,290	$60,002
Total gains or (losses) (realized or unrealized)
Included in net loss	0	0
Included in accumulated other comprehensive income (loss)	(619)	1,020
Settlements	0	(22,351)

Balance at April 6, 2013	$38,671	$38,671

Non-Financial Assets:

The Company measures certain non-financial assets and liabilities, including long-lived assets, at fair value on a non-recurring basis. During the three months ended April 6, 2013 and March 31, 2012, the Company recorded impairment charges of approximately $1.1 million and $0.0 million, respectively, related to under-performing stores. The following table presents the Company’s considerations of at-risk assets for the three and nine month periods ended April 6, 2013 and March 31, 2012, respectively:

	Three Months Ended		Nine Months Ended
	April 6, 2013	March 31, 2012	April 6, 2013	March 31, 2012
Number of stores identified as at risk and evaluated for impairment	17	7	29	13
Total carrying amount of stores identified as at risk prior to any impairment charges taken	$2.7 million	$1.2 million	$4.7 million	$3.0 million
Less: impairment charges recorded during the period	$1.1 million	$0.0 million	$2.9 million	$0.4 million

Remaining carrying amount of stores identified as at risk after impairment charges taken	$1.6 million	$1.2 million	$1.8 million	$2.6 million
Number of stores considered at risk, but not impaired	7	7	8	11
Total carrying amount of stores identified as at risk, but not impaired	$1.4 million	$1.2 million	$1.6 million	$2.6 million

The fair market value of these assets was determined using the income approach and level 3 inputs, which required management to make significant estimates about future operating plans and projected cash flows. Management estimates the amount and timing of future cash flows based on its experience and knowledge of the retail market in which each store operates. The assumptions used in preparing the discounted cash flow model and the related sensitivity analysis around the discounted cash flow model include estimates for weighted average cost of capital (11.2%) and annual revenue growth rates (range from 2.5 – 5.0%). The stores not impaired had undiscounted cash flows that exceeded their net carrying amount at a weighted average of 173% for the three month period ended April 6, 2013. For the nine month period ended April 6, 2013, the stores not impaired had undiscounted cash flows that exceeded their net carrying amount at a weighted average of 299%. For the three months ended March 31, 2012, the stores not impaired had undiscounted cash flows that exceeded their net carrying amount at a weighted average of 514%. For the nine months ended and March 31, 2012, the stores not impaired had excess undiscounted cash flows that exceeded their net carrying amount by a weighted average of 607%.

This impairment charge is included in selling, general and administrative expenses (“SG&A”) in the accompanying condensed consolidated statements of operations and comprehensive income (loss). The Company was not required to measure any other significant non-financial assets and liabilities at fair value.

INVENTORIES

The Company’s inventories consisted of:

	As of
	April 6, 2013	June 30, 2012	March 31, 2012
	(In thousands)
Raw materials	$1,899	$1,193	$1,050
Merchandise available for sale	34,107	32,099	33,184

Inventories, net	$36,006	$33,292	$34,234

CREDIT FACILITIES

The Company has an unsecured commercial line of credit agreement which provides for borrowings and issuance of letters of credit of up to a combined total of $10.0 million. This agreement was amended on May 15, 2013 to reduce the minimum tangible net worth from the financial covenants. This agreement expires on May 14, 2014. The outstanding balance bears interest at either the bank’s reference rate (which was 3.25% as of April 6, 2013) or the LIBOR rate (which was 0.20% as of April 6, 2013) plus 1.75 percentage points. As of April 6, 2013, there were no outstanding cash borrowings or trade letters of credit outstanding and $3.0 million of an outstanding stand-by letter of credit. To date, no beneficiary has drawn upon the stand-by letter of credit.

This credit facility requires the Company to comply with certain financial covenants, including minimum tangible net worth and unencumbered liquid assets, and contains certain restrictions on making loans and investments. The Company is in compliance with all covenants in the credit agreement.

INCOME TAXES

Deferred income taxes arise from temporary difference between the tax and financial statement recognition of revenue and expenses. The Company regularly assesses the need for a valuation allowance against its deferred tax assets. In evaluating whether it is more likely than not that some or all of the Company’s deferred tax assets will not be realized, it considers all available positive and negative evidence, including recent year’s operational results which is objectively verifiable evidence. As a result of its evaluation of the realizability of its deferred tax assets as of April 6, 2013, the Company has concluded, based upon all available evidence, that it is more likely than not that the majority of its deferred tax assets will not be realized. Accordingly, the Company has recorded a non-cash charge of $31.4 million to establish a $27.5 million valuation allowance against the majority of its deferred tax assets as well as $3.9 million to recognize the fiscal 2013 year to date impact of establishing the valuation allowance. Separately, the tax benefit related to the current quarter losses is also not recognized, due to the recording of the valuation allowance. As a result, the Company’s effective tax rate for the third quarter fiscal 2013 is not comparable to the effective tax rate for the third quarter fiscal 2012. The Company will continue to maintain a valuation allowance against its deferred tax assets until the Company believes it is more likely than not that these assets will be realized in the future. If sufficient positive evidence arises in the future indicating that all or a portion of the deferred tax assets meet the more likely than not standard, the valuation allowance would be reversed accordingly in the period that such determination is made.

EARNINGS PER SHARE

Basic earnings per share is computed as net earnings divided by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur from common shares issuable through the exercise of dilutive stock options.

The following is a reconciliation of the number of shares used in the basic and diluted earnings per share computations:

	Three Months Ended		Nine Months Ended
	April 6, 2013	March 31, 2012	April 6, 2013	March 31, 2012
	(In thousands)
Basic weighted average number of shares outstanding	80,108	84,280	82,778	84,198
Incremental shares from the assumed issuance of stock options	0	0	0	245

Diluted weighted average number of shares outstanding	80,108	84,280	82,778	84,443

Excluded from the computation of the number of diluted weighted average shares outstanding were options to purchase 6,116,252 and 1,820,788 shares of common stock for the three months ended April 6, 2013 and March 31, 2012, respectively, and 5,439,196 and 2,739,179 for the nine months ended April 6, 2013 and March 31, 2012, respectively, which would have been anti-dilutive.

COMMON STOCK PURCHASES

In November 2012, the board of directors authorized a program to repurchase up to $30 million of the Company’s common stock. The Company intends, from time to time, as business conditions warrant, to purchase stock in the open market or through private transactions. Purchases may be increased, decreased or discontinued at any time without prior notice. The plan does not obligate the Company to repurchase any specific number of shares and may be suspended at any time at the Company’s discretion. During the three months ended April 6, 2013, the Company repurchased approximately 3.7 million shares at an average price per share of $3.88 for an aggregate purchase price of approximately $14.4 million. During the nine months ended April 6, 2013, the Company repurchased approximately 5.5 million shares at an average price per share of $3.88 for an aggregate purchase price of approximately $21.2 million. No shares were repurchased during the three or nine months ended March 31, 2012.

STOCK BASED COMPENSATION

The following table summarizes the stock based compensation expense recognized under the Company’s stock plan during the three and the nine months ended April 6, 2013 and March 31, 2012:

	Three Months Ended		Nine Months Ended
	April 6, 2013	March 31, 2012	April 6, 2013	March 31, 2012
	(In thousands)
Stock options	$486	$454	$1,454	$1,434
Nonvested stock awards/units	285	84	523	193

Total stock based compensation expense	$771	$538	$1,977	$1,627

Unrecognized compensation cost related to nonvested stock options and nonvested stock awards/units totaled approximately $2.8 million and $ 1.7 million, respectively, as of April 6, 2013. This cost is expected to be recognized over a weighted average period of 2.5 years. The weighted average fair value of stock options at their grant date during the three months ended April 6, 2013 and March 31, 2012 was $1.22 and $ 3.02, respectively. For the nine month periods ended April 6, 2013 and March 31, 2012, the weighted average fair value of stock options at their grant date was $1.32 and $ 2.78, respectively.

LEGAL MATTERS

As of the date of this filing, the Company is involved in ongoing legal proceedings as described below.

A former employee sued the Company in a complaint filed July 27, 2006 in the Superior Court of California, San Mateo County (Case No. CIV 456550) alleging a failure to pay all wages, failure to pay overtime wages, failure to pay minimum wages, failure to provide meal periods, violation of Labor Code §450, violation of Labor Code §2802 and California Code of Regulations §11040(9)(A), statutory wage violations (late payment of wages), unlawful business practices under Business and Professions Code §16720 and §17200, conversion of wages and violation of Civil Code §52.1. The plaintiff purports to bring the action also on behalf of current and former California bebe employees who are similarly situated. In September 2011, the Court certified a class of store managers who allege they were required to buy and wear our product as a condition of employment and denied certification relating to claims of missed meal periods and rest breaks. The parties wait to see if a verbal arrangement reached in principal, wherein neither party makes any admission and all of the plaintiff’s claims would be resolved, can be fully developed, written in a mutually acceptable agreement and ultimately approved by the court.

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

SUBSEQUENT EVENT

On April 29, 2013, the Company announced the separation of Walter J. Parks, Chief Operating Officer (“C.O.O.”) and Chief Financial Officer, effective on May 3, 2013. There are no disagreements between Mr. Parks and the Company on any matter relating to the Company’s operations, policies and practices. The Company has promoted Liyuan Woo to the position of Chief Financial Officer; she will also retain the Principal Accounting Officer title. The Chief Operating Officer position will not be filled and Steve Birkhold, the Company’s Chief Executive Officer, will assume the C.O.O. responsibilities. The Company will accrue for costs associated with this separation in the fiscal fourth quarter of 2013. The Separation Agreement has been included as an exhibit to this Form 10-Q.

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

We market our products under the bebe, BEBE SPORT, bbsp and 2b bebe brand names through our 245 retail stores, of which 192 are bebe stores, including an on-line store at www.bebe.com, and 53 are 2b bebe stores, including an on-line store at www.2bstores.com, as of April 6, 2013. These stores are located in 35 states, the District of Columbia, Puerto Rico, the U.S. Virgin Islands and Canada. In addition, our licensees operate 129 international point-of-sale locations in 24 countries as of April 6, 2013. During the nine months ended April 6, 2013, we opened 2 bebe stores and 7 2b bebe stores and successfully migrated our bebe.com product offerings to a company-managed platform.

bebe stores. We were founded by Manny Mashouf, our Chairman of the Board. We opened our first store in San Francisco, California in 1976, which was also the year we incorporated. bebe.com is our bebe on-line retail store and an extension of the bebe store experience that provides a complete assortment of bebe and BEBE SPORT merchandise and is used as a vehicle to communicate with our customers.

2b bebe stores. Our 2b bebe (“2b”) stores were originally structured as bebe outlets and were later expanded into the 2b concept stores. We focus on fun and playful everyday lifestyle offerings for our aspirational buyers. As of April 6, 2013, we operated a total of 53 2b stores, including an on-line store at www.2bstores.com . Of these, 19 are mall based stores that sell 2b merchandise only, 14 are hybrid 2b stores that sell a combination of 2b merchandise and bebe logo merchandise and 19 are outlet concept 2b stores that sell a mix of 2b, bebe logo and bebe retail markdown merchandise. www.2bstores.com is our 2b bebe on-line retail store and an extension of the 2b bebe store experience that provides a complete assortment of 2b bebe merchandise and is also used as a vehicle to communicate with our customers.

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

RESULTS OF OPERATIONS

Our fiscal year is a 52 or 53 week period, each period ending on the first Saturday after June 30. Fiscal 2013 includes 53 weeks and fiscal 2012 includes 52 weeks. The three months ended April 6, 2013 includes 14 weeks while the three months ended March 31, 2012 includes 13 weeks. The nine months ended April 6, 2013 includes 40 weeks while the nine months ended March 31, 2012 includes 39 weeks. The inclusion of 14 weeks and 40 weeks of operations in the three month and nine month periods ended April 6, 2013, added $6.8 million in net sales.

The following table sets forth certain financial data as a percentage of net sales for the periods indicated:

	Three Months Ended		Nine Months Ended
	April 6, 2013	March 31, 2012	April 6, 2013	March 31, 2012
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales, including production and occupancy (1)	70.3	61.3	66.7	60.4

Gross margin	29.7	38.7	33.3	39.6
Selling, general and administrative expenses (2)	46.2	39.0	41.5	36.1

Operating income (loss)	(16.5)	(0.3)	(8.2)	3.5
Interest and other income, net	0.2	0.2	0.2	0.2

Income (loss) before income taxes	(16.3)	(0.1)	(8.0)	3.7
Income tax provision	27.4	0.1	7.5	1.5

Net income (loss)	(43.5)%	(0.2)%	(15.5)%	2.2%

(1)	Cost of sales includes the cost of merchandise, occupancy costs, distribution center costs and production costs.
(2)	Selling, general and administrative expenses primarily consist of non-occupancy store costs, corporate overhead and advertising costs.

Net Sales. Net sales decreased to $112.9 million during the three months ended April 6, 2013 from $121.0 million for the comparable period of the prior year, a decrease of $8.1 million, or 6.7%. The decrease in net sales was primarily due to a decrease in comparable store traffic during the quarter. On-line store sales increased 5.6% for the quarter. The increase in e-commerce sales was driven by increased sales of both bebe and 2b brand merchandise. Comparable store sales for the quarter ended April 6, 2013 decreased 8.6% compared to an increase of 7.2% in the third quarter of the prior year. Comparable store sales exclude the additional week from fiscal January 2013.

For the nine months ended April 6, 2013, net sales decreased to $365.5 million from $399.3 million for the comparable period of the prior year, a decrease of $33.8 million, or 8.5%. The decrease in net sales was primarily due to a 9.3% decrease in comparable store sales driven by the deceleration in store traffic. On-line store sales increased 1.5% for the nine month period. The increase in e-commerce sales was driven by increased sales of both bebe and 2b brand merchandise. Comparable store sales exclude the additional week from fiscal January 2013.

	Three Months Ended		Nine Months Ended
	April 6, 2013	March 31, 2012	April 6, 2013	March 31, 2012
Net sales (In thousands)	$112,905	$121,035	$365,531	$399,294
Total net sales increase (decrease) percentage	(6.7)%	10.5%	(8.5)%	10.6%
Comparable store increase (decrease) percentage (1)	(8.6)%	7.2%	(9.3)%	8.1%
Net sales per average square foot (2)	$92	$95	$296	$325
Square footage at end of period (In thousands)	983	998	983	998
Number of store locations:
Beginning of period	250	256	252	253
New store locations	3	3	9	8
Closed store locations	8	8	16	10
Number of stores open at end of period	245	251	245	251

(1)	We calculate comparable store sales by including the net sales of stores that have been open at least one year. Therefore, a store is included in the comparable store sales base beginning with its thirteenth month. Stores that have been expanded or remodeled by 15 percent or more or have been permanently relocated are excluded from the comparable store sales base. In addition, we calculate comparable store sales using a same day sales comparison. Our on-line store sales are also included in our comparable store sales base. The inclusion of our on-line store sales increased the comparable store sales percentage by 1.0% and 4.2% for the three months ended April 6, 2013 and March 31, 2012, respectively. For the nine months ended April 6, 2013 and March 31, 2012, the inclusion of our on-line sales increased the comparable store sales percentage by 1.2% and 3.4%, respectively.
(2)	We calculate net sales per average square foot using net store sales less on-line net sales and monthly average store square footage.

Gross Margin. Gross margin decreased to $33.6 million during the three months ended April 6, 2013 from $ 46.8 million for the comparable period of the prior year, a decrease of $13.2 million, or 28.2%. As a percentage of net sales, gross margin decreased to 29.7% for the three months ended April 6, 2013 from 38.7% in the comparable period of the prior year. The decrease in gross margin as a percentage of net sales was primarily due to increased markdowns coupled with unfavorable occupancy leverage.

For the nine months ended April 6, 2013, gross margin decreased to $121.8 million from $158.2 million for the comparable period of the prior year, a decrease of $36.4 million, or 23.0%. As a percentage of net sales, gross margin decreased to 33.3% for the nine months ended April 6, 2013 from 39.6% in the comparable period of the prior year. The decrease in gross margin as a percentage of net sales was primarily due to an increase in markdowns, coupled with increased inventory reserves and unfavorable occupancy leverage.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $52.2 million during the three months ended April 6, 2013 from $ 47.2 million for the comparable period of the prior year, an increase of $5.0 million, or 10.6%. As a percentage of net sales, selling, general and administrative expenses increased to 46.2% during the three months ended April 6, 2013 from 39.0% in the comparable period of the prior year. The dollar increase over the prior year was primarily due to increases in certain costs totaling $4.8 million which include store impairment costs, costs related to the hiring of a new CEO, rebranding agency costs, as well as other transition related recruiting and severance costs.

For the nine months ended April 6, 2013, selling, general and administrative expenses increased to $151.8 million from $ 144.2 million for the comparable period of the prior year, an increase of $7.6 million, or 5.3%. As a percentage of net sales, selling, general and administrative expenses increased to 41.5% from 36.1% in the comparable period of the prior year. The increase over the prior year primarily related to higher impairment and store closure costs, CEO and other transition related recruiting and severance costs and rebranding agency costs. In addition during the prior year we received proceeds from insurance related claims.

Provision for Income Taxes. The tax rate for the third quarter of fiscal 2013 was 168.3% compared to 43.8% for the comparable period of the prior year. During the third quarter of fiscal 2013 we recorded a valuation allowance for the majority of our deferred tax assets. As a result, the Company’s effective tax rate for the third quarter of fiscal 2013 is not comparable to the effective tax rate for the third quarter of fiscal 2012.

For the nine months ended April 6, 2013, our effective tax rate was 93.4% compared to 40.8% in the comparable period of the prior year. During the third quarter of fiscal 2013 we recorded a valuation allowance for the majority of our deferred tax assets. As a result, our effective tax rate for the nine months ended April 6, 2013 is not comparable to the comparable period of the prior year.

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

LIQUIDITY AND CAPITAL RESOURCES

Our working capital requirements vary widely throughout the year and generally peak during the first and second fiscal quarters. As of April 6, 2013, we had approximately $181.5 million of cash and equivalents and investments on hand of which $81.8 million were cash and equivalents, approximately $31.9 million were invested in government treasury bills, approximately $29.1 million were invested in certificates of deposit and approximately $38.7 million, net of temporary impairment charges of $6.9 million, were invested in auction rate securities (“ARS”). We do not anticipate the lack of liquidity in the ARS to impact our ability to fund our operations in the foreseeable future and believe we have sufficient cash and equivalents to fund ongoing operations. In addition, we have a revolving line of credit, under which we may borrow or issue letters of credit up to a combined total of $10 million. As of April 6, 2013, there were no cash borrowings outstanding under the line of credit, no trade letters of credit outstanding and $3.0 million in a stand-by letter of credit outstanding. This credit facility requires us to comply with certain financial covenants, including minimum tangible net worth and unencumbered liquid assets, and certain restrictions on making loans and investments. We are in compliance with all covenants.

As of April 6, 2013, we had cash and equivalents of $81.8 million held in accounts managed by third-party financial institutions consisting of invested cash and cash in our operating accounts. The invested cash is invested in interest bearing funds managed by third-party financial institutions. These funds invest in direct obligations of the government of the United States. To date, we have experienced no loss or lack of access to our invested cash or equivalents; however, we can provide no assurances that access to our invested cash and equivalents will not be impacted by adverse conditions in the financial markets.

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

Net cash used by operating activities for the nine months ended April 6, 2013 was $13.1 million compared to net cash provided by operating activities of $ 22.7 million for the nine months ended March 31, 2012. The decrease of $35.8 million from the comparable period excluding the $31.4 million deferred tax valuation allowance was due to lower overall net income, and a change in working capital. The decrease of $7.2 million in working capital was primarily related to changes in accrued expenses caused by the payout of incentive compensation earned in the prior year and increased inventory expenditures related to our initiatives to expand our wear-to-work collection, focused localization initiatives and higher average unit costs related to elevated product offerings.

Net cash provided by investing activities for the nine months ended April 6, 2013 was $16.9 million compared to $0.3 million provided by investing activities for the nine months ended March 31, 2012. The increase of $16.6 million versus the prior year comparable period was primarily due to proceeds from sale of investment securities partially offset by increased investments in property and equipment. We expect that total capital expenditures will be approximately $27 million in fiscal 2013, which will include capital expenditures for new stores, remodels, store expansions, information technology systems and office improvements.

Net cash used by financing activities was $27.3 million for the nine months ended April 6, 2013 compared to $5.0 million used by financing activities for the nine months ended March 31, 2012. The increase of $22.3 million from the prior year comparable period was primarily due to repurchases of our common stock.

We hold a variety of interest bearing ARS consisting of federally insured student loan backed securities and insured municipal authority bonds. As of April 6, 2013, our ARS portfolio totaled approximately $45.6 million classified as available for sale securities. As of that date, our ARS portfolio included approximately 92% federally insured student loan backed securities and 8% municipal authority bonds and consisted of approximately 20% AAA rated investments, 47% A rated investments, 18% BBB rated investments and 15% CCC rated investments. As of June 30, 2012, the Company’s ARS consisted of 27% AAA rated investments, 23% AA rated investments, 28% A rated investments, 12% BBB rated investments and 10% CCC rated investments. These ARS investments are intended to provide liquidity via an auction process that resets the applicable interest rate at predetermined calendar intervals, allowing investors to either roll over their holdings or gain immediate liquidity by selling such interests at par. The uncertainties in the credit markets that began in February 2008 have affected our holdings in ARS investments and auctions for our investments in these securities have failed to settle on their respective settlement dates. Historically the fair value of ARS investments had approximated par value due to the frequent resets through the auction process. While we continue to earn interest on our ARS investments at the maximum contractual rate, these investments are not currently trading and therefore do not currently have a readily determinable market value. Accordingly, the estimated fair value of ARS no longer approximates par value. Consequently, the investments are not currently liquid, and we will not be able to access these funds until a future auction of these investments is successful, the issuer redeems the securities, or at maturity. Maturity dates for these ARS investments range from 2018 to 2042 with principal distributions occurring on certain securities prior to maturity. During the three and nine months ended April 6, 2013, $0.0 million and $22.4 million, respectively, of ARS were settled at par.

We also hold short-term available for sale securities totaling $41.1 million at April 6, 2013 that consist of treasury bills and certificates of deposit as well as long-term available for sale securities totaling $58.6 million that consist of ARS and treasury bills.

In November 2012, our board of directors authorized a program to repurchase up to $30 million of our common stock. During the three and nine months ended April 6, 2013, we repurchased approximately 3.7 million shares and 5.5 million shares, respectively, at a weighted average price per share of $3.88 and $3.88, respectively, for an aggregate purchase price of approximately $14.4 million and $21.2 million, respectively. No shares were repurchased during the three or the nine months ended March 31, 2012.

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

All highly liquid investments with a maturity of three months or less at the date of purchase are considered to be cash equivalents. Investments are considered short-term available for sale securities if the original maturity is between three months and twelve months, or long term investments if the original maturity is greater than twelve months. Historically the fair value of ARS investments had approximated par value due to the frequent resets through the auction process. While we continue to earn interest on our ARS investments at the maximum contractual rate, these investments are not currently trading and therefore do not currently have a readily determinable market value. Accordingly, the estimated fair value of ARS no longer approximates par value. We determined the estimated fair value of our investment in ARS as of April 6, 2013 using a discounted cash flow model to estimate the fair value of our investments in ARS. The assumptions used in preparing the discounted cash flow model include estimates for interest rates, timing and amount of cash flows and expected holding periods of the ARS. We have modified our investment strategy and increased our investments in more liquid money market investments.

The following table lists our cash, cash equivalents and investments as of April 6, 2013:

Fair Value
(Dollars in thousands)
Cash	$35,409
Weighted average interest rate	0.00%
Cash equivalents	$46,430
Weighted average interest rate	0.10%
Current available for sale securities	$41,084
Weighted average interest rate	1.18%
Non-current available for sale securities	$58,621
Weighted average interest rate	0.23%
Total	$181,544

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

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

There has been no change in our internal control over financial reporting during the quarter ended April 6, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

9. Because Manny Mashouf beneficially owns a substantial portion of the outstanding shares, other shareholders may not be able to influence the direction the company takes. As of April 30, 2013, Manny Mashouf, our founder and Chairman of the Board, beneficially owned approximately 55% of the outstanding shares of our common stock. As a result, he can control the election of directors and the outcome of all issues submitted to the shareholders. This may make it more difficult for a third party to acquire shares, may discourage acquisition bids, and could limit the price that certain investors might be willing to pay for shares of common stock. This concentration of stock ownership may have the effect of delaying, deferring or preventing a change in control of our company.

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

17. We may be required to record losses in future quarters as a result of the decline in value of our investments in auction rates securities or as a result of a change in our ability to hold our investments in auction rate securities. We hold a variety of interest bearing ARS comprised of federally insured student loan backed securities and insured municipal authority bonds. These ARS investments are intended to provide liquidity via an auction process that resets the applicable interest rate at predetermined calendar intervals, allowing investors to either roll over their holdings or gain immediate liquidity by selling such interests at par. The recent uncertainties in the credit markets that began in February 2008 have affected our holdings in ARS investments and the majority of auctions for our investments in these securities have failed to settle on their respective settlement dates. Consequently, $38.7 million of our ARS are not currently liquid and we will not be able to access these funds until a future auction of these investments is successful or securities are purchased or redeemed outside of the auction process. Maturity dates for these ARS investments range from 2018 to 2042, with principal distributions occurring on certain securities prior to maturity.

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

The following table presents information with respect to purchases of our common stock made during the quarter ended April 6, 2013 by bebe stores, inc. or any affiliated purchaser, as defined in Rule 10b-18(a)(3) under the Exchange Act.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or approximate dollar amount) of Shares that May Yet be Purchased Under the Plans or Programs (1)
	(in thousands, except per share amounts)
Month #1 (December 30 – February 2)	1,853	$3.82	1,853	$16,064
Month #2 (February 3 – March 2)	1,728	$3.93	1,728	$9,235
Month #3 (March 3 – April 6)	116	$3.97	116	$8,773
Total	3,697	$3.88	3,697

(1)	In November 2012, our Board of Directors approved $30 million for share repurchases, which we announced on November 19, 2012. This authorization has no expiration date.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

(a) Exhibits. The following is a list of exhibits filed as part of this Report on Form 10-Q.

Exhibit	Description

10.27(a)	Chief Executive Officer Employment Agreement between the Company and Steve Birkhold dated January 3, 2013

10.28(b)	Change in Control and Severance Agreement between the Company and Steve Birkhold dated January 3, 2013

10.29	Fourth Amendment to Credit Agreement and First Modification to Promissory Note between Registrant and Wells Fargo dated as of May 15, 2013

10.30	Severance Agreement between the Company and Walter Parks dated May 3, 2013

31.1	Section 302 Certification of Chief Executive Officer.

31.2	Section 302 Certification of Chief Financial Officer.

32.1	Section 906 Certification of Chief Executive Officer.

32.2	Section 906 Certification of Chief Financial Officer.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Presentation Linkbase

(a)	Incorporated by reference from exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on January 9, 2013
(b)	Incorporated by reference from exhibit 10.2 to Registrant’s Current Report on Form 8-K filed on January 9, 2013

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated May 16, 2013

bebe stores, inc.

/s/ Liyuan Woo
Liyuan Woo, Chief Financial Officer and Principal Accounting Officer

EXHIBIT INDEX

Exhibit Number	Description

10.27(a)	Chief Executive Officer Employment Agreement between the Company and Steve Birkhold dated January 3, 2013

10.28(b)	Change in Control and Severance Agreement between the Company and Steve Birkhold dated January 3, 2013

10.29	Fourth Amendment to Credit Agreement and First Modification to Promissory Note between Registrant and Wells Fargo dated as of May 15, 2013

10.30	Severance Agreement between the Company and Walter Parks dated May 3, 2013

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 906 Certification of Chief Executive Officer

32.2	Section 906 Certification of Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Presentation Linkbase

(a)	Incorporated by reference from exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on January 9, 2013
(b)	Incorporated by reference from exhibit 10.2 to Registrant’s Current Report on Form 8-K filed on January 9, 2013