Form 10-K
period 2013-07-06
bebe stores, inc.
filed 2013-09-19
CIK 1059272

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended July 6, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

The aggregate market value of voting stock held by non-affiliates of the registrant was approximately $144,000,000 as of December 28, 2012, the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing sale price per share of $3.74 of the registrant’s Common Stock as reported on the Nasdaq National Market on such date. Shares of Common Stock held by each executive officer and director and by each person who owns 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive for other purposes.

As of August 30, 2013, 79,047,169 shares of Common Stock, $0.001 per share par value, of the registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates information by reference from the definitive Proxy Statement for the 2013 Annual Meeting of Shareholders, to be filed with the Commission no later than 120 days after the end of the registrant’s fiscal year covered by this Form 10-K.

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

PART I

ITEM 1.    BUSINESS

General

We design, develop and produce a distinctive line of contemporary women’s apparel and accessories. We are a global fashion brand that believes feeling sexy and looking great are cornerstones of confidence for today’s sophisticated woman. Our expert designs and personal retail experience aim to help our clients look and feel their sexiest. The bebe customer expects value in the form of current fashion and high quality at a competitive price.

Our distinctive product offering includes a full range of separates, tops, dresses, active wear and accessories to satisfy her every day wardrobe needs across all occasions. We design and develop the majority of our merchandise in-house, which is manufactured to our specifications. The remainder is sourced directly from third-party manufacturers.

As of July 6, 2013, we marketed our products under the bebe, BEBE SPORT, bbsp and 2b bebe brand names through our 242 retail stores, of which 190 are bebe stores, including an on-line store at www.bebe.com, and 52 are 2b bebe stores, including an online store at www.2bstores.com. Our 105 international licensees operated stores in 25 countries and, pursuant to our product licensing, through certain select domestic and international retailers.

bebe. We were founded by Manny Mashouf, our Chairman of the Board. We opened our first store in San Francisco, California in 1976, which was also the year we incorporated in California. As of July 6, 2013, we operated 190 bebe stores in 35 states, Puerto Rico, the U.S. Virgin Islands, Canada and on-line. www.bebe.com is our bebe on-line retail store and an extension of the bebe store experience that provides a complete assortment of bebe and BEBE SPORT merchandise and is used as a vehicle to communicate with our customers.

2b bebe. Our 2b bebe stores were originally structured as outlets for bebe and were later expanded into the 2b bebe concept stores. We focus on fun and flirty everyday lifestyle offerings for our aspirational buyers. As of July 6, 2013, we operated a total of 52 2b bebe stores, including an on-line store at www.2bstores.com. Of these, 19 are mall based stores that sell 2b merchandise only, 8 are hybrid 2b stores that sell a combination of 2b bebe merchandise and bebe logo merchandise and 24 are outlet concept 2b bebe stores that sell a mix of 2b bebe, bebe logo and bebe retail markdown merchandise. www.2bstores.com is our 2b bebe on-line retail store and an extension of the 2b bebe store experience that provides a complete assortment of 2b bebe merchandise and is also used as a vehicle to communicate with our customers.

Operating Strategy

Our objective is to satisfy the fashion needs of the confident, sexy, modern woman. The principal elements of our operating strategy to achieve this objective are as follows:

1. Provide distinctive fashion throughout a broad product line to fulfill every day wardrobe needs across all occasions. Our designers and merchandisers are inspired by global fashion trends. They interpret contemporary designs, colors and fabrications into our products to address the lifestyle needs of our customer. Our in-house design team allows us to quickly react to fashion trends, bringing newness into the merchandise mix to complement our core assortment.

2. Vertically integrate design, production, merchandising and retail functions. Our vertical integration enables us to respond quickly to changing fashion trends, reduce risk of excess inventory and produce distinctive quality merchandise.

3. Manage merchandise mix. Our approach to merchandising and proactive inventory management is critical to our success. By actively monitoring sell-through rates and the mix of categories and products in our stores, we are better able to respond to emerging trends in a timely manner thereby better maximizing sales opportunities.

4. Operate an omni-channel strategy to engage our customer wherever she shops. Our omni-channel strategy allows our customer to shop in stores, on-line and via mobile devices and enhances our ability to compete effectively against a variety of retail formats.

5. Control distribution of merchandise. We distribute our merchandise, other than licensed eyewear, footwear, outerwear, handbags, fragrance and cosmetics and international licensing, through company owned retail stores and on-line stores. This distribution strategy enables us to control pricing, flow of goods, visual presentation and customer experience. We seek to ensure brand equity through this exclusive distribution.

6. Enhance brand image. We attract customers through edgy, high-impact, visual advertising campaigns using print, outdoor, in-store, direct mail and e-mail communication vehicles. We also offer a line of merchandise branded with the distinctive bebe logo to increase brand awareness. Our marketing campaign is aligned across traditional and new media and is focused on messaging that speaks to the confident, sexy bebe woman.

Stores and Expansion Opportunities

Based on the current retail environment, we will continue to right size our domestic fleet, grow our omni-channel, as well as develop international expansion opportunities for the bebe brand. Historically when selecting a specific site, we look for high traffic locations primarily in regional shopping centers and in freestanding street locations. We evaluate proposed sites based on the traffic pattern, co-tenancies, average sales per square foot achieved by neighboring stores, lease economics, demographic characteristics and other factors considered important regarding the specific location.

In fiscal 2014, we plan to open 2 new stores, including one bebe store and one 2b bebe store. We also plan to close up to 10 bebe stores and 5 2b bebe stores, resulting in approximately a 5% net square footage reduction.

bebe stores. During fiscal 2013, we opened 3 bebe stores and closed 18 bebe stores. Our bebe stores average 4,000 square feet and are primarily located in regional shopping malls and freestanding street locations. We also operate an on-line store at www.bebe.com; this website is a source of testing new concepts, building a community with our customers as well as providing a comprehensive product offering. In fiscal 2013 we continued initiatives to further enhance the shopping experience and integrate the web store with retail stores and mobile applications. We expect to continue these initiatives in fiscal 2014 and beyond. We successfully migrated to a company-managed on-line platform in the first quarter of fiscal 2013. We believe these initiatives will support both our short term improvement and long term growth objectives across our multi-channel program.

2b bebe stores. During fiscal 2013, we opened 7 2b bebe stores and closed 2 2b bebe stores. Our 2b bebe stores average 4,500 square feet and are located in outlet centers and regional malls. 2bstores.com is an on-line extension of the 2b bebe retail experience that provides a complete assortment of 2b bebe merchandise and is also used to communicate with our customers. In fiscal 2014, we will continue to test 2b bebe stores in outlet centers to access future growth opportunities.

Store Closures. We monitor the financial performance of our stores and have closed and will continue to close stores that we do not consider to be viable. Many of our store leases contain early termination options that allow us to close the stores in specified years if minimum sales levels are not achieved. During fiscal 2013, we closed 20 stores. In fiscal 2014, we plan to close up to 15 stores.

International Licensees. As of July 6, 2013, we had 105 international stores operated by licensees in 25 countries, including United Arab Emirates, Israel, Russia, Mexico, Turkey, South Korea, India and numerous countries throughout Southeast Asia and South America. Our international licensees purchase product from us to include in their licensed bebe stores; we therefore exclude these stores from comparable store sales. As of July 6, 2013, wholesale revenue represented approximately 7.9% of total net sales. In fiscal 2014, we plan to open up to 20 licensee operated stores, which include both stand-alone stores and shop-in-shops.

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

Product Categories. Our distinctive product offering includes a full range of fashion separates, tops, dresses, active wear, outerwear and accessories across all wardrobe occasions. While each category’s contribution as a percentage of total net sales varies seasonally, certain of the product classifications are represented throughout the year. We regularly evaluate existing categories for potential expansion opportunities. We have accessories which include jewelry, sunglasses, fragrance, shoes and handbag assortment.

During fiscal 2013, we had license agreements in place for optical eyewear, fragrance and footwear; which represented approximately 1% of our total net sales. In August 2010, we signed an eyewear license agreement with Altair Eyewear, Inc., a subsidiary of Marchon, to manufacture and distribute products branded with the bebe logo to be sold at bebe stores and select retailers. Product under this agreement was featured in stores and other select retailers beginning in October 2010. In July 2008, we executed an agreement with Inter Parfums, Inc. to design, develop, manufacture, distribute, advertise and promote fragrance and cosmetics using the bebe name. Product was available in our stores and other select retailers beginning in August 2009.

Product Development. Our product development process enables our merchants to make informed and timely decisions prior to making fabric or merchandise purchase commitments. Our speed to market strategy allows us to quickly react to emerging fashion trends and customer demand. An established timeline ensures an adequate flow of inventory into the stores. We make monthly commitments based on current sales and fashion trends. A detailed merchandising classification plan supports the product development process and includes sales, inventory and profitability targets. We regularly adjust the plan to meet customer demand.

Seasonality

Our business is seasonal in nature, with sales peaking during the second fiscal quarter, primarily during the holiday season in November and December. During each of fiscal 2013, 2012 and 2011, the second fiscal quarter accounted for approximately 30% of our annual net sales.

Marketing

We have developed our advertising and direct marketing initiatives to elevate brand awareness, increase customer acquisition and retention and support key growth strategies.

During fiscal 2013, our marketing expenditures were $24.4 million compared to $23.5 million in fiscal 2012. In fiscal 2014, we expect to increase marketing expenses to $28.0 million in connection with our current and future growth initiatives.

We will continue to build brand awareness through national marketing campaigns that communicate to our core customers via traditional and new media. These campaigns will present the brand as fresh, fashion forward and exciting with a market position of attainable luxury.

Our marketing imagery will be featured in traditional media such as leading fashion and lifestyle magazines, outdoor advertising, direct mail and in-store visual presentation. Our new media marketing channels include our websites, bebe.com and 2bstores.com, a strong presence in on-line social media, mobile optimized websites and commerce enabled apps for smartphones and computer tablets.

We will continue to focus on our loyalty program, clubbebe, and reward our best customers for their business.

Additionally, we will host several in-store events throughout the year to introduce collections and provide unique, engaging experiences for our customers and will also test grassroots initiatives to attract new clientele.

Store Operations

As of June 2013, our store operations are organized into four regions and twenty-nine districts. Each region is managed by a regional manager, and each district is managed by a district manager. Each regional manager is typically responsible for three to nine districts and each district manager is typically responsible for six to eleven stores. Each store is typically staffed with three to five managers in addition to sales associates.

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

Our investments in information systems for fiscal 2013 continued to focus on our digital channels, stores, supply chain, central corporate systems and infrastructure. We are in the first stages of an omni-channel expansion that will enhance the experience of our customers as they engage with us across all of our virtual and brick and mortar channels. During fiscal 2013 we transitioned bebe.com from our third-party provider to in-house management and fulfillment. Our in-house management of both of our websites continues to support our future growth through mobile, social media and in-store technologies expansions.

Employees

As of July 6, 2013, we had 3,107 employees, of whom 386 were employed at the corporate offices in Brisbane, the Los Angeles design studio and production facility and the Benicia distribution center. The remaining 2,721 employees were employed in store operations. There were 1,208 full-time employees and 1,899 employed on a part-time basis. Our total employees decreased by approximately 6% as compared to the prior fiscal year end. In addition, our employees are not represented by any labor union, and we believe our relationship with our employees is good.

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

EXECUTIVE OFFICERS AND DIRECTORS OF THE REGISTRANT

Executive Officers and Directors

The following table sets forth certain information with respect to our executive officers and directors as of September 1, 2013:

Name	Age	Position
Manny Mashouf	75	Chairman of the Board
Barbara Bass(3)*(4)	62	Director
Cynthia Cohen(2)(3)(4)*	60	Director
Corrado Federico(2)(3)(4)	72	Director
Caden Wang(2)*(4)	61	Director
Narinder Singh	46	Director
Steve Birkhold(1)	50	Chief Executive Officer
Liyuan Woo(1)	41	Chief Financial Officer and Principal Accounting Officer
Susan Powers(1)	55	Senior Vice President of Stores
Lawrence Smith(1)	47	Senior Vice President, General Counsel

(1)	Executive Officer.
(2)	Member, Audit Committee.
(3)	Member, Compensation and Management Development Committee.
(4)	Member, Nominating and Corporate Governance Committee.
(*)	Chairman of the Committee.

Manny Mashouf founded bebe stores, inc. and has served as Chairman of the Board since our incorporation in 1976. Mr. Mashouf served as our Chief Executive Officer from 1976 to February 2004 and again from January 2009 to January 2013. Mr. Mashouf is the uncle of Hamid Mashouf, Chief Information Officer.

Barbara Bass has served as a director since February 1997. Ms. Bass has also served on the following boards of directors: DFS Group Limited, a worldwide luxury retailer catering to the traveling public (1994 until 2012); Starbucks Corporation (1996-2011); and UCSF Foundation which is the giving, receiving and investing arm for the University (1996-present, serving as Chair from 2001-2005). From 1989 to 1992, Ms. Bass was President and Chief Executive Officer of the Emporium Weinstock’s division of Carter Hawley Hale Stores, Inc., a department store chain. From 1993 to approximately 2007, Ms. Bass has served as President of the Gerson Bakar Foundation, a charitable organization focusing primarily on the arts, medicine and education, and since 2007 has held the position of Chief Executive Officer. Since 2007, she has also been Chief Executive Officer of the Achieve Foundation, which focuses primarily on education.

Cynthia R. Cohen has served as a director since December 2003 and Lead Independent Director since January 2009. She also currently serves on the boards of directors of Steiner Leisure Ltd. and Equity One, Inc., as well as several privately held companies. Ms. Cohen serves on the Board of Trustees of the Committee for Economic Development and is founder and President of Strategic Mindshare, a strategy consulting firm. Prior to founding Strategic Mindshare in 1990, she was a Partner in Management Consulting with Deloitte & Touche LLP.

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

Narinder Singh has served as a director since May 2013. From 2011 through 2013, Mr. Singh served as Advisor and Chief Business Guru at Outfit7 Inc., a leading mobile entertainment company. From 2008 to 2011, Mr. Singh held the position of Chairman and Chief Executive Officer at The Intellidex Group, a company that provides advisory services to Global 2000 companies looking to leverage new technologies and business models. Mr. Singh has served on a number of corporate and NGO boards and was an Advisory Board member of the World Economic Forum (Davos) global technology company in 2003.

Steve Birkhold has served as Chief Executive Officer since January 2013. From January 2010 to December 2012, Mr. Birkhold served as President and Chief Executive Officer of Lacoste North America. From October 2007 to December 2009, Mr. Birkhold served as Chief Executive Officer of Diesel USA. Prior to joining Diesel USA, Mr. Birkhold held several executive positions at VF Corporation, including GM of Nautical Jeans, President of Earl Jeans and GM of Lee Jeans.

Liyuan Woo has served as Chief Financial Officer since April 2013 and as Principal Accounting Officer and Vice President Corporate Controller since August 2010. Prior to joining bebe stores, inc, Ms. Woo held a Senior Manager position with Deloitte & Touche, LLP in its M&A Transaction Services Group from October 2004 through July 2010.

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

2. We face increasing product costs from our manufacturing partners, which could result in margin erosion. Worldwide prices for raw materials have increased year-over-year. We currently estimate that these increasing product costs could result in margin erosion. Additionally, a significant percentage of our apparel products are manufactured in China. Manufacturers in that country are currently experiencing increased costs due to shortages of labor and the fluctuation of the Chinese Yuan in relation to the U.S. dollar. In addition, our business and operating results may be affected by changes in the political, social or economic environment in China. If we are unable to successfully mitigate a significant portion of such product costs, our results of operations may be materially adversely affected.

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

6. We cannot assure that future store openings will be successful and new store openings may impact existing stores. We expect to open approximately 2 stores for bebe and 2b bebe in fiscal 2014 as well as up to 20 international licensee operated stores. In the past, we have closed stores as a result of poor performance, and we cannot assure that the stores that we plan to open in fiscal 2014, or any other stores that we might open in the future, will be successful or that our overall operating profit will increase as a result of opening these stores. During fiscal 2013, we closed 20 stores, and during fiscal 2014, we anticipate closing up to 10 bebe stores and 5 2b bebe stores. Most of our domestic new store openings in fiscal 2014 will be in existing markets. These openings may affect the existing stores’ net sales and profitability. Our failure to predict accurately the demographic or retail environment at any future store location could have a material adverse effect on our business, financial condition and results of operations.

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

8. Our success depends on our ability to attract and retain key employees in order to support our existing businesses and future expansion. From time to time we actively recruit qualified candidates to fill key executive positions from within our company. There is substantial competition for experienced personnel, which we expect will continue. We compete for experienced personnel with companies who may have greater financial resources than we do. During fiscal 2013, we experienced significant turnover of our executive management team to execute the turnaround strategy. We are also exposed to employment practice litigation due to the large number of employees and high turnover of our sales associates. If we fail to attract, motivate and retain qualified personnel, it could harm our business and limit our ability to expand.

In addition, we depend upon the expertise and execution of our key employees, particularly: Steve Birkhold, our Chief Executive Officer and member of the Board of Directors. If we lose the services of Mr. Birkhold or any key officers or employees, it could harm our business and results of operations.

9. Because Manny Mashouf beneficially owns a substantial portion of the outstanding shares, other shareholders may not be able to influence the direction the company takes. As of August 30, 2013, Manny Mashouf, our Chairman of the Board, beneficially owned approximately 55% of the outstanding shares of our common stock. As a result, he can control the election of directors and the outcome of all issues submitted to the shareholders. This may make it more difficult for a third party to acquire shares, may discourage acquisition bids, and could limit the price that certain investors might be willing to pay for shares of common stock. This concentration of stock ownership may have the effect of delaying, deferring or preventing a change in control of our company.

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

11. We are subject to risks associated with our on-line sales. We operate on-line stores at www.bebe.com and www.2bstores.com to sell our merchandise. Although our on-line sales encompass a relatively small percentage of our total sales, our on-line operations are subject to numerous risks, including unanticipated operating problems, reliance on third-party computer software providers and system failures. The on-line operations also involve other risks that could have an impact on our results of operations including but not limited to diversion of sales from our other stores, rapid technological change, liability for on-line content, credit card fraud and loss of sensitive data. We cannot assure that our on-line stores will continue to achieve sales and profitability growth or even remain at their current level.

12. We are subject to cyber-security risks and may incur increasing costs in an effort to minimize those risks and to respond to cyber incidents. There is an increased dependence on digital technologies by public companies and an increasing frequency and severity of cyber incidents. Our business involves the storage and transmission of customers’ personal information, consumer preferences and credit card information. We also use mobile devices, social networking and other on-line activities to connect with our customers. While we have implemented measures to prevent security breaches and cyber incidents, given the ever increasing abilities of those intent on breaching cyber-security measures and given our reliance on the security and other efforts of third-party vendors, the total security effort at any point in time may not be completely effective and any such security breaches and cyber incidents could adversely affect our business.

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

17. We may be required to record losses in future quarters as a result of the decline in value of our investments in auction rate securities or as a result of a change in our ability to hold our investments in auction rate securities. We hold a variety of interest bearing ARS comprised of federally insured student loan backed securities and insured municipal authority bonds. These ARS investments are intended to provide liquidity via an auction process that resets the applicable interest rate at predetermined calendar intervals, allowing investors to either roll over their holdings or gain immediate liquidity by selling such interests at par. The uncertainties in the credit markets that began in February 2008 have affected our holdings in ARS investments and the majority of auctions for our investments in these securities have failed to settle on their respective settlement dates. Consequently, $34.2 million of our ARS are not currently liquid and we will not be able to access these funds until a future auction of these investments is successful or securities are purchased or redeemed outside of the auction process. Maturity dates for these ARS investments range from 2018 to 2042, with principal distributions occurring on certain securities prior to maturity.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

As of July 6, 2013, our 242 stores, all of which are leased, encompassed approximately 970,000 total square feet. The typical store lease is for a 10-year term and requires us to pay a base rent and a percentage rent if certain minimum sales levels are achieved. Many of the leases provide a lease termination option in specified years of the lease if certain minimum sales levels are not achieved. In addition, leases for store locations typically require us to pay property taxes, utilities, repairs and common area maintenance fees.

Our main corporate headquarters are located in a facility in Brisbane, California. The Brisbane facility is approximately 35,000 square feet and houses administrative offices, planning operations and store support services. The lease expires in April 2017. We also purchased our 144,000 square foot distribution center in Benicia, California in May 2012. In fiscal 2004, we acquired a 50,000 square foot design studio and production facility in Los Angeles, California that houses our design, merchandising and production activities. In December 2008, we acquired two condominium units in Los Angeles, California for use as short-term executive accommodations with approximately 3,400 total square footage.

ITEM 3.    LEGAL PROCEEDINGS

As of the date of this filing, we are involved in ongoing legal proceedings as described below.

A former employee sued the Company in a complaint filed July 27, 2006 in the Superior Court of California, San Mateo County (Case No. CIV 456550) alleging a failure to pay all wages, failure to pay overtime wages, failure to pay minimum wages, failure to provide meal periods, violation of Labor Code §450, violation of Labor Code §2802 and California Code of Regulations §11040(9)(A), statutory wage violations (late payment of wages), unlawful business practices under Business and Professions Code §16720 and §17200, conversion of wages and violation of Civil Code §52.1. The plaintiff purports to bring the action also on behalf of current and former California bebe employees who are similarly situated. The lawsuit seeks compensatory, statutory, punitive, restitution and injunctive relief. In September 2011, the Court certified a class of store managers who allege they were required to buy and wear our product as a condition of employment and denied certification relating to claims of missed meal periods and rest breaks. The Court has directed for a trial on only the claim that the employees were required to buy and wear our product. The parties have reached a tentative settlement agreement in which neither party makes any admission but all of the plaintiff’s claims are to be resolved. At the time of this filing, this agreement is being discussed between the parties and, if finalized, will be presented to the Court for review and approval.

We are also involved in various other legal proceedings arising in the normal course of business. Regarding such legal proceedings, and including the matter(s) discussed in the paragraph(s) above, we accrue where appropriate an amount we believe reflects the aggregate liability deemed probable and estimable. Any such estimate may be revised as further information becomes available. The amounts accrued as of this filing, individually or in the aggregate, have not had a material adverse effect on our business, financial condition or results of operations. Because of the preliminary nature of these proceedings, the difficulty in ascertaining the applicable facts relating to many of these proceedings, the inconsistent treatment of claims made in many of these proceedings and the difficulty of predicting the settlement value of many of these proceedings, we are unable to estimate an amount or range of any reasonable possible additional losses. However, based on our historical experience, the resolution of these proceedings is not expected to have a material effect on our business, financial condition, or results of operations.

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

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on the Nasdaq National Market under the symbol “BEBE.” The following table sets forth the high and low sales prices of our common stock for each quarterly period within the two years ended July 6, 2013, as reported by Nasdaq:

	High	Low
Fiscal 2012
First Quarter	$8.25	$5.66
Second Quarter	8.58	6.29
Third Quarter	9.58	8.16
Fourth Quarter	9.50	5.35

Fiscal 2013
First Quarter	$6.29	$4.78
Second Quarter	4.86	3.48
Third Quarter	4.70	3.59
Fourth Quarter	6.01	4.24

In November 2012, our board of directors authorized a program to repurchase up to $30 million of our common stock. We intend, from time to time, as business conditions warrant, to purchase stock in the open market or through private transactions. Purchases may be increased, decreased or discontinued at any time without prior notice. The plan does not obligate us to purchase any specific number of shares and may be suspended at any time at management’s discretion. In fiscal 2013 we repurchased approximately 5.5 million shares at a weighted average price per share of $3.88. No shares were repurchased during the 2012 fiscal year.

As of September 5, 2013, the number of holders of record of our common stock was 64 and the number of beneficial holders of our common stock was approximately 6,855.

Declaration and payment of dividends is within the sole discretion of our board of directors, subject to limitations imposed by California law and compliance with our credit agreement and will depend on our earnings, capital requirements, financial condition and such other factors as the board of directors deems relevant. During fiscal 2013 and fiscal 2012, we declared quarterly dividends of $0.025 each per common share.

Stock Performance Graph

The graph below compares the percentage changes in our cumulative total shareholder return on our common stock for the five-year period ended June 30, 2013, with (i) the cumulative total return of the S & P 500 Index (“S & P 500”) and (ii) the S & P Apparel, Accessories & Luxury Goods Index. The total shareholder return for our common stock assumes quarterly reinvestment of dividends.

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

	Fiscal Year Ended (number of weeks)
	July 6, 2013 (53)(1)	June 30, 2012 (52)	July 2, 2011 (52)	July 3, 2010 (52)	July 4, 2009 (52)
	(Dollars in thousands, except per share data)
Operating Results:
Net sales	$484,686	$530,831	$493,274	$479,911	$551,592
Cost of sales, including production and occupancy	326,390	319,758	301,464	286,014	325,882

Gross margin	158,296	211,073	191,810	193,897	225,710
Selling, general and administrative expenses	209,543	191,666	185,921	183,217	206,225

Operating income (loss)	(51,247)	19,407	5,889	10,680	19,485
Interest and other income, net	815	931	852	3,159	6,674

Income (loss) from continuing operations before income taxes	(50,432)	20,338	6,741	13,839	26,159
Provision for income taxes(2)	26,988	8,617	2,685	5,803	7,711

Income (loss) from continuing operations, net of tax	(77,420)	11,721	4,056	8,036	18,448
Loss from discontinued operations, net of tax	—	—	(5,835)	(13,201)	(5,813)

Net income (loss)	$(77,420)	$11,721	$(1,779)	$(5,165)	$12,635

Basic per share amounts:
Income (loss) from continuing operations, net of tax	$(0.95)	$0.14	$0.05	$0.09	$0.21
Loss from discontinued operations, net of tax	—	—	(0.07)	(0.15)	(0.07)

Net income (loss)	$(0.95)	$0.14	$(0.02)	$(0.06)	$0.14

Diluted per share amounts:
Income (loss) from continuing operations, net of tax	$(0.95)	$0.14	$0.05	$0.09	$0.21
Loss from discontinued operations, net of tax	—	—	(0.07)	(0.15)	(0.07)

Net income (loss)	$(0.95)	$0.14	$(0.02)	$(0.06)	$0.14

Basic weighted average shares outstanding	81,847	84,235	84,225	86,408	87,949
Diluted weighted average shares outstanding	81,847	84,402	84,322	86,550	88,179
Statistics:
Number of stores:
Opened during period	10	13	10	8	13
Closed during the period	20	13	55	19	8
Open at end of period	242	252	252	297	308
Net sales per average store(3)	$1,787	$1,909	$1,777	$1,580	$1,880
Comparable store sales increase (decrease)(4)	(8.8)%	5.3%	0.4%	(17.1)%	(20.9)%

	As of
	July 6, 2013	June 30, 2012	July 2, 2011	July 3, 2010	July 4, 2009
	(Dollars in thousands, except per share data)
Balance Sheet Data:
Working capital	$131,957	$197,448	$204,697	$178,479	$234,184
Total assets	344,263	450,420	441,122	551,893	571,455
Shareholders’ equity	259,500	362,120	356,253	369,055	459,495
Dividends declared per common share	$0.10	$0.10	$0.08	$1.08	$0.20

(1)	The inclusion of 53 weeks of operations in fiscal 2013 added $6.8 million in net sales.
(2)	We regularly assess the need for a valuation allowance on our deferred tax assets. As of July 6, 2013, based on this examination, we have concluded that based on all available evidence, it is more likely than not that the majority of our deferred tax assets will not be realized. Therefore, we have increased our valuation allowance by approximately $44.8 million for the current fiscal year.
(3)	Based on the sum of average monthly sales for the period.
(4)	Comparable store sales are calculated by including the net sales of stores that have been open at least one year. Therefore, a store is included in the comparable store sales base beginning with its thirteenth month. Stores that have been expanded or remodeled by 15 percent or more or have been permanently relocated are excluded from the comparable store sales base. In addition, comparable store sales are calculated using a same day sales comparison. International licensee store sales are not included in the comparable store sales calculation. Beginning in fiscal 2012, we are reporting comparable store sales results inclusive of our on-line stores. We believe that given the similar nature and process of inventory planning, allocation and return policy for the on-line stores and all other retail stores, the inclusion of the on-line stores is a more meaningful way of reporting our comparable store sales results. In addition, we have been implementing cross-channel marketing initiatives, which benefit all retail sales, including our on-line stores. The inclusion of the on-line stores increased the comparable store percentage by 1.5% and 3.2% for the fiscal years ended July 6, 2013 and June 30, 2012, respectively. For fiscal 2011, 2010 and 2009, the impact of including the on-line stores in comparable store sales would have been an increase of 0.2%, 0.6% and 1.0%, respectively. Comparable store sales exclude the additional week from fiscal 2013.

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

Overview

We design, develop and produce a distinctive line of contemporary women’s apparel and accessories under the bebe, BEBE SPORT, bbsp and 2b bebe brand names. We operate stores in the United States, Puerto Rico, Virgin Islands and Canada. In addition we have on-line stores at www.bebe.com and www.2bstores.com that ship to customers in the United States, Canada, Puerto Rico, the U.S. Protectorates and, for www.bebe.com, internationally via our third-party provider, International Checkout. We also have international stores operated by licensees in South East Asia, United Arab Emirates, Israel, Russia, South America, South Africa and Turkey. Our distinctive product offering includes a full range of separates, tops, dresses, active wear and accessories to satisfy her every day wardrobe needs across all occasions. We design and develop the majority of our merchandise in-house, which is manufactured to our specifications. The remainder is sourced directly from third-party manufacturers.

Fiscal 2013 financial highlights include the following:

•

Net sales from continuing operations for fiscal 2013 were $484.7 million, down 8.7% from $530.8 million for fiscal 2012. Comparable store sales for fiscal 2013 decreased 8.8% compared to an increase of 5.3% in the previous fiscal year. The inclusion of the on-line stores increased the comparable store percentage by 1.5% for the fiscal year ended July 6, 2013.

•	Gross margin from continuing operations for fiscal 2013 was 32.7% compared to 39.8% for fiscal 2012.

•	Selling, general and administrative expenses from continuing operations for the 2013 fiscal year were $209.5 million, up 9.3% from $191.7 million for fiscal 2012.

•

Net loss from continuing operations for the fiscal year ended July 6, 2013 was $77.4 million, or $0.95 per share on a diluted basis, compared to net income of $11.7 million, or $0.14 per share on a diluted basis, in the prior year.

•	In fiscal 2013, cash decreased by $18.0 million, down from an increase of $9.8 million for fiscal 2012, primarily as a result of share repurchases made during the year.

Our strategic focus for fiscal 2014 is to achieve sequential improvement, detailed as follows:

•	Increase product distinction with a contemporary accessible fashionable merchandise offering designed for the confident, sexy woman.

•	Refine merchandising process and offerings to improve top-line sales and margin expansion.

•

Further develop our omni-channel strategy by elevating retail experience with new prototype and redesign of website through enhanced sophisticated user experience to engage our customer wherever she shops.

•	Align our marketing campaign across traditional and new media focused on messaging that speaks to the bebe woman.

•	Identify store closure opportunities based on profitability for bebe and 2b bebe retail stores as well as continue international expansion.

•	Invest for sustainable future growth in marketing, technology, new store proto-type and talent.

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

We carry store credits as a liability until redeemed. We recognize unredeemed store credits and gift certificates as other income three and four years, respectively, after issuance, which is when management deems redemptions to be remote. In addition, we sell gift cards with no expiration dates to customers in our retail store locations, through our on-line stores, and through third parties. We recognize sales revenue from gift cards when they are redeemed by the customer. In addition, we recognize income on unredeemed gift cards when we can determine that the likelihood of the gift card being redeemed is remote and there is no legal obligation to remit the unredeemed gift cards to relevant jurisdictions (gift card breakage), which we estimate is four years. Gift card breakage is included as other income within selling, general and administrative expenses. We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to calculate our breakage income. However, if the actual rate of redemption for gift certificates, store credits, and gift cards increases significantly, our operating results could be adversely affected.

We record royalty revenue from product licensees as the greater of the minimum amount guaranteed in the contract or amount sold.

We recognize wholesale licensee revenue from sale of product to international licensee operated bebe stores at the time we estimate the licensee receives shipment. We exclude these stores from comparable store sales.

Stock Based Compensation. We recognize stock-based awards to employees as compensation expense, based on the calculated fair value on the date of grant. We determine the fair value using the Black-Scholes option pricing model. This model requires subjective assumptions, which are affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include our expected stock price volatility over the term of the awards, actual and projected employee exercise behaviors, risk-free interest rate and expected dividends. As the stock-based compensation expense recognized in the consolidated statements of operations and comprehensive income for fiscal 2013, 2012 and 2011 is based on awards ultimately expected to vest, such amount has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We estimate forfeitures based on our historical experience.

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

Investments. We hold a variety of interest bearing auction rate securities (“ARS”) consisting of federally insured student loan backed securities and insured municipal authority bonds. As of July 6, 2013, our ARS portfolio totaled approximately $34.2 million, net of a temporary impairment charge of $6.2 million, classified as available for sale securities. These ARS investments are intended to provide liquidity via an auction process that resets the applicable interest rate at predetermined calendar intervals, allowing investors to either roll over their holdings or gain immediate liquidity by selling such interests at par. The uncertainties in the credit markets that began in February 2008 have affected our holdings in ARS investments and auctions for our investments in these securities have failed to settle on their respective settlement dates. Historically the fair value of ARS investments had approximated par value due to the frequent resets through the auction process. While we continue to earn interest on our ARS investments at the maximum contractual rate, the majority of these investments are not currently trading and therefore do not currently have a readily determinable market value. Accordingly, the estimated fair value of ARS no longer approximates par value. Consequently, the investments are not currently liquid, and we will not be able to access these funds until a future auction of these investments is successful, the issuer redeems the securities or at maturity. Maturity dates for these ARS range from 2018 to 2042 with principal distributions occurring on certain securities prior to maturity.

We also hold short-term available for sale securities totaling $38.9 million at July 6, 2013 that consist of treasury bills and certificates of deposit as well as long-term available for sale securities totaling $54.2 million that consist of ARS and treasury bills.

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

Impairment of long-lived assets. We review long-lived assets for impairment whenever events or changes in circumstances, such as planned store closures or poor performing stores, indicate that the carrying value of an asset may not be recoverable. Assets are grouped and evaluated for impairment at the lowest level of which there are identifiable cash flows, which is generally at a store level. Store assets are reviewed using factors including, but not limited to, the Company’s future operating plans and projected cash flows. The determination of whether impairment has occurred is based on an estimate of undiscounted future cash flows directly related to that store, compared to the carrying value of the assets. If the sum of the undiscounted future cash flows of a store does not exceed the carrying value of the assets, full or partial impairment may exist. For impaired assets, we recognize a loss equal to the difference between the net book value of the asset and its estimated fair value. Fair value is based upon discounted future cash flows of the asset using a discount rate commensurate with the risk. In addition, at the time a decision is made to close a store, we record an impairment charge, if appropriate, or accelerate depreciation over the revised useful life of the asset. During the fourth quarter of fiscal 2013, management was able to obtain sufficient historical data which resulted in a change in its assumptions of the retail market for a certain, newer, group of stores. As such, during fiscal 2013 we recorded a $7.0 million charge for the impairment of store assets. We believe at this time that the long-lived assets’ carrying values and useful lives continue to be appropriate; however significant changes from our current future forecasts could result in additional impairment charges.

Income Taxes. We account for income taxes using an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in our financial statements or tax returns. We are subject to periodic audits by the Internal Revenue Service and other foreign, state and local taxing authorities. These audits may challenge certain of our tax positions such as the timing and amount of income and deductions and the allocation of taxable income to various tax jurisdictions. We evaluate our tax positions and establish liabilities in accordance with applicable accounting guidance on uncertainty in income taxes. To the extent that our estimates change or the final tax outcome of these matters is different than the amounts recorded, such differences will impact the income tax provision in the period in which such determinations are made. We regularly asses the need for a valuation allowance against our deferred tax assets. In evaluating whether it is more likely than not that some or all of our deferred tax assets will not be realized, we consider all available positive and negative evidence, including recent year’s operational results which is objectively verifiable evidence. As a result of this evaluation, as of July 6, 2013, we concluded that it is more likely than not that the majority of our deferred tax assets will not be realized and therefore we increased our valuation allowance by approximately $44.8 million in the current fiscal year. Our effective tax rate in a given financial statement period may be materially impacted by changes in the mix and level of earnings, changes in the expected outcome of audits or changes in the deferred tax valuation allowance.

Recent Accounting Pronouncements

Fair Value

In May 2011, the FASB issued guidance to amend the accounting and disclosure requirements on fair value measurements. The new guidance limits the highest-and-best-use measure to nonfinancial assets, permits certain financial assets and liabilities with offsetting positions in market or counterparty credit risks to be measured on a net basis and provides guidance on the applicability of premiums and discounts. Additionally, the new guidance expands the disclosures on Level 3 inputs by requiring quantitative disclosure of the unobservable inputs and assumptions, as well as description of the valuation processes and the sensitivity of the fair value to changes in unobservable inputs. The new guidance was effective for us beginning in fiscal 2013, which is July 1, 2012. The disclosure guidance adopted July 1, 2012 did not have a material impact our consolidated financial statements.

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

In February 2013, the FASB issued an ASU that requires enhanced disclosures around the amounts reclassified out of accumulated other comprehensive income. The amendments do not change the requirements for reporting net income or other comprehensive income. The ASU requires an entity to present information about significant reclassifications out of accumulated other comprehensive income and their corresponding effects on the respective line items in net income. The ASU is effective for annual and interim reporting periods beginning after December 15, 2012 and as such, we will adopt the disclosure provisions in the first quarter of fiscal 2014.

Income Tax

In July 2013, the FASB issued ASU 2013-11 to clarify the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The ASU is effective prospectively for fiscal years and interim periods within those years beginning after December 15, 2013. We early adopted this ASU, which did not have a material impact on our consolidated financial statements.

Results of Operations

Our fiscal year ends on the first Saturday on or after June 30. Fiscal 2013 included 53 weeks, while fiscal 2012 and 2011 each included 52 weeks.

The following table sets forth certain financial data as a percentage of net sales for the periods indicated:

	Fiscal Year Ended
	July 6, 2013	June 30, 2012	July 2, 2011
Statement of Operating Data:
Net sales	100.0%	100.0%	100.0%
Cost of sales, including production and occupancy(1)	67.3	60.2	61.1

Gross margin	32.7	39.8	38.9
Selling, general and administrative expenses(2)	43.2	36.1	37.7

Operating income (loss)	(10.6)	3.7	1.2
Interest and other income, net	0.2	0.2	0.2

Income (loss) from continuing operations before income taxes	(10.4)	3.9	1.4
Income tax provision	5.6	1.6	0.6

Income (loss) from continuing operations, net of tax	(16.0)	2.3	0.8
Loss from discontinued operations, net of tax	—	—	(1.2)

Net income (loss)	(16.0)%	2.3%	(0.4)%

(1)	Cost of sales includes the cost of merchandise, occupancy costs and production costs.
(2)	Selling, general and administrative expenses primarily consist of non-occupancy store costs, corporate overhead and advertising costs.

Fiscal Years Ended July 6, 2013 and June 30, 2012

Net Sales. Net sales from continuing operations decreased to $484.7 million during the fiscal year ended July 6, 2013 from $530.8 million in fiscal 2012, a decrease of $46.1 million, or 8.7%. The decrease in net sales was primarily attributable to an 8.8% decrease in comparable store sales due to a decrease in comparable store traffic as well as a decrease in wholesale sales of $3.9 million, or 9.3%. On-line store sales increased 4.2% during the year. The increase in e-commerce sales was driven by increased sales of both bebe and 2b bebe brand merchandise. A significant contributor to our increase in e-commerce sales in 2013 was the continued movement towards more seamless multi-channel capabilities, including increasing our on-line assortment and improving on-line ordering capabilities in stores. We believe that bringing website administration in house in the first quarter of 2013 has enabled us and will continue to enable us to continue to grow on-line sales, although not necessarily at the same rate as in the past given the progress we have already made in this area.

Gross Margin. Gross margin from continuing operations decreased to $158.3 million for the fiscal year ended July 6, 2013 from $211.1 million in fiscal 2012, a decrease of $52.8 million, or 25.0%. As a percentage of net sales, gross margin of 32.7% was lower than the prior year at 39.8% primarily due to an increase in markdowns coupled with unfavorable occupancy leverage. Gross margin in fiscal 2013 also included $2.9 million in reserves for inventory and fabric under the legacy strategy.

Selling, General and Administrative Expenses. Selling, general and administrative expenses from continuing operations, which primarily consist of non-occupancy store costs, corporate overhead and advertising costs, increased to $209.5 million during fiscal 2013 from $191.7 million in fiscal 2012, an increase of $17.8 million, or 9.3%. This increase was primarily attributable to store impairment and closure costs of $9.3 million, costs related to executive transitions of $4.9 million, settlement related expenses of $3.3 million, and rebranding agency costs of $1.4 million. The comparable period of the prior year included $4.7 million in incentive compensation costs as well as $0.2 million in store impairment and closure costs.

Interest and Other Income, Net. We generated $0.8 million of interest and other income, net of other expenses, during fiscal 2013 as compared to $0.9 million in fiscal 2012. The year over year consistency reflected our continued investment in lower-yielding tax-exempt investments and money market funds.

Provision for Income Taxes. Our effective tax rate was 53.5% for fiscal 2013 as compared to 42.4% for fiscal 2012. During the third quarter of fiscal 2013 we recorded a valuation allowance for the majority of our deferred tax assets. As a result, our effective tax rate for fiscal 2013 is not comparable to the comparable period of the prior year. In future years, the continuing impact of maintaining a valuation allowance against deferred tax assets is expected to result in a near 0% effective tax rate.

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

Discontinued Operations. In the fourth quarter of fiscal 2010, we decided to discontinue operations of the PH8 division, allowing us to focus our efforts on improving bebe sales and profitability, expanding internationally and continuing to develop our 2b bebe business. We closed 24 PH8 stores in the first fiscal quarter of 2011 and during the second fiscal quarter of 2011, closed the remaining 25 PH8 stores, converting one store to a 2b bebe. The results of the PH8 stores closed to date, net of income tax benefit, which consists of 49 stores for the fiscal year ended July 2, 2011, have been presented as a discontinued operation in the accompanying consolidated statements of operations and comprehensive income (loss) for all periods presented and are as follows:

Fiscal Year Ended
July 2, 2011
(In thousands)
Net sales	$7,850
Cost of sales, including production and occupancy	13,368

Gross margin	(5,518)
Selling, general and administrative expenses	4,116

Loss from discontinued operations, before income tax benefit	(9,634)
Add: tax benefit	(3,799)

Loss from discontinued operations, net of tax benefit	$(5,835)

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

Liquidity and Capital Resources

Our working capital requirements vary widely throughout the year and generally peak during the first and second fiscal quarters. At July 6, 2013, we had approximately $180.1 million of cash, cash equivalents and investments on hand of which $87.0 were cash and equivalents, approximately $34.2 million, net of impairment charges of $6.2 million, were auction rate securities (“ARS”), approximately $31.9 million were treasury bills and approximately $27.0 million were certificates of deposit. We do not anticipate the lack of liquidity in the ARS to impact our ability to fund our operations in the foreseeable future and believe we have sufficient cash and equivalents to fund ongoing operations. In addition, we have a revolving line of credit under which we may borrow or issue letters of credit up to a combined total of $10 million. As of July 6, 2013, there were no cash borrowings or trade letters of credit outstanding under the line of credit, and a stand-by letter of credit outstanding that totaled $3.0 million. During fiscal 2013 there were no cash borrowings under the line of credit and to date, no beneficiary has drawn upon the stand-by letter of credit. This credit facility requires us to comply with certain covenants, including amounts for minimum tangible net worth and unencumbered liquid assets, and certain restrictions on making loans and investments. As of July 6, 2013, we were in compliance with all covenants.

At July 6, 2013, we had cash and cash equivalents of $87.0 million held in accounts managed by third-party financial institutions consisting of invested cash and cash in our operating accounts. The invested cash is invested in interest bearing funds managed by third-party financial institutions. These funds invest in direct obligations of the government of the United States. To date, we have experienced no loss or lack of access to our invested cash or equivalents; however, we can provide no assurances that access to our invested cash and equivalents will not be impacted by adverse conditions in the financial markets.

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

Net cash (used by) provided by operating activities in fiscal 2013, 2012 and 2011 was ($8.4) million, $32.7 million and $21.9 million, respectively. The decrease of $41.1 million from 2012 to 2013 was primarily due to lower overall net income (excluding the deferred tax valuation allowance) and a change in working capital. These changes in working capital of $9.6 million are primarily related to lower prepaid income tax related to our reported operating loss, lower construction allowances receivable related to timing of store construction as well as increased accounts payable as a result of the timing of our inventory orders. The change from fiscal 2011 to 2012 was a result of higher overall net income partially offset by decreased changes in working capital of $4.1 million from fiscal 2011 to fiscal 2012. These changes in working capital are primarily related to higher prepaid income tax and higher construction allowances receivable related to timing of store construction as well as increased wholesale receivables as a result of our growth internationally.

Net cash provided by investing activities was $19.6 million versus net cash used by investing activities of $15.2 million and net cash used by investing activities of $17.9 million in fiscal 2013, 2012 and 2011, respectively. The increase in net cash provided by investing activities in fiscal 2013 from fiscal 2012 was a result of increased net proceeds from sales and maturities of investments related to the increased settlement of our ARS investments at par. The change from fiscal 2011 to 2012 was primarily a result of increased net proceeds from sales and maturities of investments related to the increased settlement of our ARS investments at par offset by the purchase of our distribution center for $18.0 million in the fourth quarter of the fiscal year.

Capital expenditures of $24.6 million in fiscal 2013 primarily included $6.8 million related to the opening of new stores, $9.2 million related to the relocation and expansion of existing stores, $3.1 million related to investments in management information systems and $1.2 million related to visual and pre-production initiatives. Capital expenditures of $44.9 million in fiscal 2012 primarily included $18.8 million related to the purchase of our distribution center in Benicia, CA and additional improvements, $5.9 million related to the opening of new stores, $9.0 million related to the relocation and expansion of existing stores and $5.6 million related to investments in management information systems.

We opened 10, 13 and 10 new stores in fiscal 2013, 2012 and 2011, respectively, and we expect to open 2 stores in fiscal 2014. In fiscal 2014, we expect capital expenditures of approximately $25.0 million, which will include capital expenditures for new stores, remodels, store expansions, information technology systems and office improvements.

During fiscal 2013, the average bebe and 2b bebe new store construction costs before tenant allowances were $558,000 and the average gross inventory investment per store was $103,000.

Net cash used by financing activities was $28.8 million in fiscal 2013 compared to net cash used by financing activities of $7.0 million in fiscal 2012. The increase in cash used by financing activities of $21.8 million was primarily a result of the stock repurchases of $21.2 million in fiscal 2013. Net cash used by financing activities was $7.0 million in fiscal 2012 compared to net cash used by financing activities of $104.5 million in fiscal 2011. The decrease in cash used by financing activities of $97.5 million was primarily a result of the fiscal 2011 payout of the special $1 per share dividend declared in the fourth quarter of fiscal 2010 as well as stock repurchases of $12.5 million in fiscal 2011.

We hold a variety of interest bearing ARS consisting of federally insured student loan backed securities and insured municipal authority bonds. As of July 6, 2013, our ARS portfolio totaled approximately $34.2 million, net of a temporary impairment charge of $6.2 million, classified as available for sale securities. These ARS investments are intended to provide liquidity via an auction process that resets the applicable interest rate at predetermined calendar intervals, allowing investors to either roll over their holdings or gain immediate liquidity by selling such interests at par. The uncertainties in the credit markets that began in February 2008 have affected our holdings in ARS investments and auctions for our investments in these securities have failed to settle on their respective settlement dates. Historically the fair value of ARS investments had approximated par value due to the frequent resets through the auction process. While we continue to earn interest on our ARS investments at the maximum contractual rate, the majority of these investments are not currently trading and therefore do not currently have a readily determinable market value. Accordingly, the estimated fair value of ARS no longer approximates par value. Consequently, the investments are not currently liquid, and we will not be able to access these funds until a future auction of these investments is successful, the issuer redeems the securities, or at maturity. Maturity dates for these ARS investments range from 2018 to 2042 with principal distributions occurring on certain securities prior to maturity. We do not intend to sell our remaining ARS until we can recover the full principal amount through one of the means described above. In addition, we do not believe it is more likely than not we would be required to sell our remaining ARS until we can recover the full principal amount based on our other sources of liquidity.

We also hold short-term available for sale securities totaling $38.9 million at July 6, 2013 that consist of treasury bills and certificates of deposit as well as long-term available for sale securities totaling $54.2 million that consist of ARS and treasury bills.

In November 2012, our board of directors authorized a program to repurchase up to $30 million of our common stock. We intend, from time to time, as business conditions warrant, to purchase stock in the open market or through private transactions. Purchases may be increased, decreased or discontinued at any time without prior notice. The plan does not obligate us to purchase any specific number of shares and may be suspended at any time at management’s discretion. In fiscal 2013 we repurchased approximately 5.5 million shares at a weighted average price per share of $3.88. No shares were repurchased during the 2012 fiscal year.

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

Summary Disclosures about Contractual Obligations and Commitments:

Other than operating leases, we do not have any off-balance-sheet financing. The following tables summarize our significant contractual obligations and commercial commitments as of July 6, 2013 (in thousands):

	Amount of commitment expiration period
	Total	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years
Operating leases	$352,120	$60,628	$108,716	$83,434	$99,342
Unconditional purchase obligations(1)	76,388	76,353	35	—	—

Total contractual obligations and commitments(2)	$428,508	$136,981	$108,751	$83,434	$99,342

(1)	Unconditional purchase obligations are defined as agreements to purchase goods or services that are enforceable and legally binding on us and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Included in the purchase obligations category above are commitments for inventory purchases, capital expenditures, information technology and professional services. Most arrangements are cancelable without a significant penalty and with short notice, usually 30 to 90 days. We excluded amounts reflected on the consolidated balance sheet as accounts payable and accrued liabilities from the table above.
(2)	The table above does not include liabilities related to unrecognized tax benefits. As we are unable to reasonably predict the timing of settlement of such liabilities, the table does not include $0.5 million of income tax, interest and penalties relating to unrecognized tax benefits that are recorded as noncurrent liabilities within our consolidated balance sheet as of July 6, 2013.

Inflation

We do not believe that inflation has had a material effect on the results of operations in the recent past. However, we cannot assure that our business will not be affected by inflation in the future. For example, cotton prices rose substantially in fiscal 2011 and 2012. Should this rise continue in fiscal 2014, there will be pressure on our average unit costs and our gross margins will continue to be impacted.

ITEM 7A. QUANTITATIVE	AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks, which include changes in U.S. interest rates and, to a lesser extent, foreign exchange rates. We do not engage in financial transactions for trading or speculative purposes.

Interest Rate Risk

We currently maintain a portfolio of variable interest rate investments consisting of cash equivalents, short-term marketable securities and long-term investments consisting of marketable securities and ARS. According to our investment policy, we may invest in taxable and tax-exempt instruments. In addition, the policy establishes limits on credit quality, maturity, issuer and type of instrument. Marketable securities are classified as “trading” or “available for sale”. We do not use derivative financial instruments in our investment portfolio.

All highly liquid investments with a maturity of three months or less at the date of purchase are considered to be cash equivalents. Investments are considered short-term available for sale securities if the original maturity is between three months and twelve months, or long-term investments if the original maturity is greater than twelve months. Historically the fair value of ARS investments had approximated par value due to the frequent resets through the auction process. While we continue to earn interest on our ARS investments at the maximum contractual rate, the majority these investments are not currently trading and therefore do not currently have a readily determinable market value. Accordingly, the estimated fair value of ARS no longer approximates par value. We determined the estimated fair value of our investment in ARS as of July 6, 2013 by reviewing trading activity for similar securities in secondary markets as well as by using a discounted cash flow model to estimate the fair value of our investments in ARS. The assumptions used in preparing the discounted cash flow model include estimates for liquidity, interest rates, timing and amount of cash flows and expected holding periods of the ARS and recent trading information based on the secondary market. We have modified our investment strategy and increased our investments in more liquid money market investments.

The following table lists our cash equivalents, short-term marketable securities and long-term marketable securities at July 6, 2013:

Fair Value
(Dollars in thousands)
Cash equivalents	$50,123
Weighted average interest rate	0.10%
Short-term available for sale securities	$38,945
Weighted average interest rate	1.08%
Long-term available for sale securities	$54,181
Weighted average interest rate	0.20%
Total	$143,249

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

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (“the Exchange Act”) as of the end of the period covered by this report (July 6, 2013). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of the evaluation date, our disclosure controls and procedures are effective at a reasonable level of assurance to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely discussions regarding required disclosure.

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

3. Exhibits included or incorporated herein: See Index to Exhibits.

(b) Exhibits

EXHIBIT NUMBER	DESCRIPTION OF DOCUMENT

3.1(h)	Amended and Restated Articles of Incorporation of Registrant.

3.2(f)	Amended and Restated Bylaws of Registrant.

4.1(a)	Specimen certificate representing the Common Stock (in standard printer form, not provided).

10.1(i)(*)	1997 Stock Plan.

10.2(a)(*)	1998 Stock Purchase Plan.

10.3(a)(*)	Form of Indemnification Agreement.

10.6(b)	Standard Industrial/Commercial-Tenant Lease-Net dated November 30, 1998 between Registrant and Far Western Land and Investment Company, Inc., (lease for additional building to house administrative departments in Brisbane, California).

10.8(c)	Form of Retail Store License Agreement between Registrant and [company].

10.9(d)	Amendment No. 1 to Lease Agreement (amendment to Standard Industrial/Commercial-Tenant Lease-Net dated November 30, 1998 between Registrant and Far Western Land and Investment Company, Inc.)

10.12(e)(*)	Form of Restricted Stock Units Agreement.

10.17(f)	Standard Offer, Agreement and Escrow Instructions for Purchase of Real Estate dated January 20, 2004 by and between bebe stores, inc. and 10345 Olympic LLC.

10.18(g)(*)	Employment agreement between the Company and Emilia Fabricant

10.19(h)(*)	Management Bonus Plan.

10.21(j)(*)	bebe stores, inc. Form of Stock Option Agreement.

10.22(k)(*)	bebe stores, inc. Form of Restricted Stock Unit Agreement.

10.23(l)	Credit Agreement between Registrant and Wells Fargo.

10.24(m)	Amendment to Credit Agreement and Revolving Line of Credit Note between Registrant and Wells Fargo

10.25(m)	Contract of Sale for Purchase of Real Estate dated March 13, 2012 by and among bebe Studio Realty, inc. and MP Benicia Logistics, LLC

10.26(n)	Third Amendment to Credit Agreement and Revolving Line of Credit Note between Registrant and Wells Fargo dated as of February 1, 2013

10.27(o)(*)	Chief Executive Officer Employment Agreement between the Company and Steve Birkhold dated January 3, 2013

10.28(p)(*)	Change in Control and Severance Agreement between the Company and Steve Birkhold dated January 3, 2013

10.29(q)	Fourth Amendment to Credit Agreement and First Modification to Promissory Note between Registrant and Wells Fargo dated as of May 15, 2013

10.30(r)(*)	Severance Agreement between the Company and Walter Parks dated May 3, 2013

21.1	Subsidiaries of Registrant.

EXHIBIT NUMBER	DESCRIPTION OF DOCUMENT

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney (see signature page).

31.1	Section 302 Certification of Chief Executive Officer.

31.2	Section 302 Certification of Chief Financial Officer.

32.1	Section 906 Certification of Chief Executive Officer.

32.2	Section 906 Certification of Chief Financial Officer.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Presentation Linkbase.

(a)	Incorporated by reference from exhibits of the same number in Registrant’s Registration Statement on Form S-1 (Reg. No. 333-50333), effective June 16, 1998.
(b)	Incorporated by reference from exhibits of the same number in Registrant’s Quarterly Report on Form 10-Q filed on February 16, 1999.
(c)	Incorporated by reference from exhibits of the same number in Registrant’s Annual Report on Form 10-K filed on September 28, 1999.
(d)	Incorporated by reference from exhibits of the same number in Registrant’s Annual Report on Form 10-K filed on September 28, 2000.
(e)	Incorporated by reference from exhibits of the same number in Registrant’s Annual Report on Form 10-K filed on September 29, 2003.
(f)	Incorporated by reference from exhibits of the same number in Registrant’s Annual Report on Form 10-K filed on September 13, 2004.
(g)	Incorporated by reference from exhibit of the same number in Registrant’s Current Report on form 8-K filed on August 4, 2010.
(h)	Incorporated by reference from exhibit of the same number in Registrant’s Annual Report on Form 10-K filed on September 14, 2005.
(i)	Incorporated by reference from exhibit 99.2 to Registrant’s Current Report on Form 8-K filed on November 23, 2005.
(j)	Incorporated by reference from exhibit 99.3 to Registrant’s Current Report on Form 8-K filed on November 23, 2005.
(k)	Incorporated by reference from exhibit 99.4 to Registrant’s Current Report on Form 8-K filed on November 23, 2005.
(l)	Incorporated by reference from exhibit 10.27 to Registrant’s Current Report on Form 8-K filed May 21, 2009.
(m)	Incorporated by reference from exhibits 10.24 and 10.25 to Registrant’s Quarterly Report on Form 10-Q filed on May 10, 2012.
(n)	Incorporated by reference from exhibit 10.26 to Registrant’s Quarterly Report on Form 10-Q filed on February 7, 2013.
(o)	Incorporated by reference from exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on January 9, 2013.
(p)	Incorporated by reference from exhibit 10.2 to Registrant’s Current Report on Form 8-K filed on January 9, 2013.
(q)	Incorporated by reference from exhibit 10.29 to Registrant’s Quarterly Report on Form 10-Q filed on May 16, 2013.
(r)	Incorporated by reference from exhibit 10.30 to Registrant’s Quarterly Report on Form 10-Q filed on May 16, 2013.
(*)	Indicates management contracts or compensatory plans or arrangements required to be filed as exhibits to this report on Form 10-K.

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Brisbane, State of California, on the 19th day of September 2013.

bebe stores, inc.

By:	/S/ STEVE BIRKHOLD
Chief Executive Officer (Principal Executive Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Steve Birkhold and Liyuan Woo, and each of them acting individually, as his true and lawful attorneys-in-fact and agents, each with full power of substitution, for him in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorneys-in-fact and agents, or his or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Exchange Act, this Annual Report on Form 10-K has been signed by the following persons in the capacities and on the dates indicated:

Name	Title	Date

/S/ STEVE BIRKHOLD Steve Birkhold	Chief Executive Officer (Principal Executive Officer)	September 19, 2013

/S/ LIYUAN WOO Liyuan Woo	Chief Financial Officer and Principal Accounting Officer	September 19, 2013

/S/ MANNY MASHOUF Manny Mashouf	Chairman of the Board	September 19, 2013

/S/ BARBARA BASS Barbara Bass	Director	September 19, 2013

/S/ CYNTHIA COHEN Cynthia Cohen	Director	September 19, 2013

/S/ CORRADO FEDERICO Corrado Federico	Director	September 19, 2013

/S/ CADEN WANG Caden Wang	Director	September 19, 2013

bebe stores, inc.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

FISCAL YEARS ENDED JULY 6, 2013, JUNE 30, 2012, AND JULY 2, 2011:

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of bebe stores, inc. is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. With the participation of the Chief Executive Officer and the Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of July 6, 2013.

bebe stores, inc.’s independent auditor, Deloitte & Touche LLP, an independent registered public accounting firm, has issued an audit report on our internal control over financial reporting. This audit report appears on page F-3 of this annual report on Form 10-K.

September 19, 2013

/s/ STEVE BIRKHOLD
Steve Birkhold Chief Executive Officer (Principal Executive Officer)

/s/ LIYUAN WOO
Liyuan Woo Chief Financial Officer (Principal Accounting Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

bebe stores, inc.:

We have audited the accompanying consolidated balance sheets of bebe stores, inc and subsidiaries (the “Company”) as of July 6, 2013 and June 30, 2012, and the related consolidated statements of operations and comprehensive income (loss), shareholders’ equity, and cash flows for each of the three years in the period ended July 6, 2013. We also have audited the Company’s internal control over financial reporting as of July 6, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Annual Report on Internal Control over Financial Reporting”. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of bebe stores, inc. and subsidiaries as of July 6, 2013 and June 30, 2012, and the results of their operations and their cash flows for each of the three years in the period ended July 6, 2013, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of July 6, 2013, based on the criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ DELOITTE & TOUCHE LLP

San Francisco, California

September 19, 2013

bebe stores, inc.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

	As of
	July 6, 2013	June 30, 2012
Assets:
Current assets:
Cash and equivalents	$86,965	$104,982
Available for sale securities	38,945	76,428
Receivables (net of allowance of $97 and $1,255)	7,051	9,190
Inventories, net	33,862	33,292
Deferred income taxes, net	0	4,609
Prepaid and other	13,543	17,135

Total current assets	180,366	245,636
Available for sale securities	54,181	60,002
Property and equipment, net	104,720	114,707
Deferred income taxes, net	1,188	24,675
Intangible asset	912	912
Other assets	3,449	4,488

Total assets	$344,816	$450,420

Liabilities and Shareholders’ Equity:
Current liabilities:
Accounts payable	$18,209	$16,520
Accrued liabilities	29,647	31,668
Deferred income taxes, net	553	0

Total current liabilities	48,409	48,188
Deferred rent and other lease incentives	36,358	37,876
Uncertain tax positions	549	2,236

Total liabilities	85,316	88,300

Commitments and contingencies (Notes 6, 7 and 14)
Shareholders’ equity:
Preferred stock-authorized 1,000,000 shares at $0.001 par value per share; no shares issued and outstanding	0	0
Common stock-authorized 135,000,000 shares at $0.001 par value per share; issued and outstanding 79,040,866 and 84,360,349 shares	79	84
Additional paid-in capital	138,307	144,180
Accumulated other comprehensive income	784	152
Retained earnings	120,330	217,704

Total shareholders’ equity	259,500	362,120

Total liabilities and shareholders’ equity	$344,816	$450,420

See accompanying notes to consolidated financial statements.

bebe stores, inc.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Amounts in thousands, except per share data)

	Fiscal Year Ended
	July 6, 2013	June 30, 2012	July 2, 2011
Net sales	$484,686	$530,831	$493,274
Cost of sales, including production and occupancy	326,390	319,758	301,464

Gross margin	158,296	211,073	191,810
Selling, general and administrative expenses	209,543	191,666	185,921

Operating income (loss)	(51,247)	19,407	5,889
Interest and other income, net	815	931	852

Income (loss) from continuing operations, before income taxes	(50,432)	20,338	6,741
Income tax provision	26,988	8,617	2,685

Income (loss) from continuing operations, net of tax	(77,420)	11,721	4,056
Loss from discontinued operations, net of tax	0	0	(5,835)

Net income/(loss)	$(77,420)	$11,721	$(1,779)

Basic per share amounts:
Income (loss) from continuing operations, net of tax	$(0.95)	$0.14	$0.05
Loss from discontinued operations, net of tax	0	0	(0.07)

Net income (loss)	$(0.95)	$0.14	$(0.02)

Diluted per share amounts:
Income (loss) from continuing operations, net of tax	$(0.95)	$0.14	$0.05
Loss from discontinued operations, net of tax	0	0	(0.07)

Net income (loss)	$(0.95)	$0.14	$(0.02)

Basic weighted average shares outstanding	81,847	84,235	84,225
Diluted weighted average shares outstanding	81,847	84,402	84,322
Other comprehensive income(loss)
Unrealized gain on available for sale securities, net of tax	$1,653	$2,138	$3,025
Foreign currency translation adjustments	(1,021)	(1,916)	3,385

Other comprehensive income	632	222	6,410

Comprehensive income (loss)	$(76,788)	$11,943	$4,631

See accompanying notes to consolidated financial statements.

bebe stores, inc.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Amounts in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
	Number of Shares	Amount
Balances as of July 3, 2010	86,117	$86	$144,035	$(6,476)	$231,410	$369,055
Net loss	0	0	0	0	(1,779)	(1,779)
Unrealized gain on ARS	0	0	0	3,025	0	3,025
Foreign currency translation	0	0	0	3,446	(61)	3,385
Stock based compensation	0	0	2,722	0	0	2,722
Purchase of common stock	(2,137)	(2)	(3,574)	0	(8,896)	(12,472)
Common stock issued under stock plans including tax benefit	117	0	(1,354)	0	0	(1,354)
Cash dividends declared	0	0	0	0	(6,329)	(6,329)

Balances as of July 2, 2011	84,097	$84	$141,829	$(5)	$214,345	$356,253
Net income	0	0	0	0	11,721	11,721
Unrealized gain on ARS	0	0	0	2,138	0	2,138
Foreign currency translation	0	0	0	(1,981)	65	(1,916)
Stock based compensation	0	0	2,021	0	0	2,021
Common stock issued under stock plans including tax benefit	263	0	330	0	0	330
Cash dividends declared	0	0	0	0	(8,427)	(8,427)

Balances as of June 30, 2012	84,360	$84	$144,180	$152	$217,704	$362,120
Net loss	0	0	0	0	(77,420)	(77,420)
Unrealized gain on ARS	0	0	0	1,653	0	1,653
Foreign currency translation	0	0		(1,021)	0	(1,021)
Stock based compensation	0	0	3,107	0	0	3,107
Purchase of common stock	(5,488)	(5)	(9,447)	0	(11,774)	(21,226)
Common stock issued under stock plans including tax benefit	168	0	467	0	0	467
Cash dividends declared	0	0	0	0	(8,180)	(8,180)

Balances as of July 6, 2013	79,040	$79	$138,307	$784	$120,330	$259,500

See accompanying notes to consolidated financial statements.

bebe stores, inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Fiscal Year Ended
	July 6, 2013	June 30, 2012	July 2, 2011
Cash flows from operating activities:
Net income (loss)	$(77,420)	$11,721	$(1,779)

Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Non-cash compensation expense	3,107	2,026	2,706
Depreciation and amortization	21,560	20,279	22,072
Non-cash charge for asset impairment	7,046	490	1,463
Net loss (gain) on disposal of property	1,335	(296)	(178)
Deferred income taxes	27,702	3,754	2,035
Long term uncertain tax positions	(1,687)	177	(1,404)
Tax benefit from exercise of stock options and awards	686	278	175
Excess tax benefit from exercise of stock options and awards	(7)	(124)	(37)
Deferred rent	(244)	1,242	(467)
Changes in operating assets and liabilities:
Receivables	2,137	(4,175)	15
Inventories	(571)	226	136
Prepaid and other	4,648	(2,532)	3,352
Accounts payable	2,455	(2,712)	(4,137)
Income taxes payable	0	0	(602)
Accrued liabilities	883	2,386	(1,490)

Net cash provided by (used in) operating activities	(8,370)	32,740	21,860

Cash flows from investing activities:
Purchase of property and equipment	(24,611)	(42,066)	(13,838)
Insurance proceeds from property and equipment	0	763	0
Purchase of intangible assets	0	(27)	(885)
Purchase of investments	(73,897)	(83,896)	(136,253)
Proceeds from sales and maturities of investments	118,066	110,045	133,078

Net cash provided by (used in) investing activities	19,558	(15,181)	(17,898)

Cash flows from financing activities:
Proceeds from stock options exercised	597	1,346	406
Excess of tax benefit on stock options exercised	7	124	37
Cash dividends paid	(8,180)	(8,427)	(92,446)
Purchases of common stock	(21,226)	0	(12,472)

Net cash used in financing activities	(28,802)	(6,957)	(104,475)

Net increase (decrease) in cash and equivalents	(17,614)	10,602	(100,513)
Effect of exchange rate changes on cash	(403)	(797)	1,000
Cash and equivalents:
Beginning of year	104,982	95,177	194,690

End of year	$86,965	$104,982	$95,177

Non-cash investing activities:
Change in fair value of available for sale securities—unrealized gain	$1,653	$2,138	$3,025
Accrued capital expenditures	$2,431	$6,160	$3,340

Supplemental information:
Cash paid for interest	$45	$78	$327

Cash paid (received) for income taxes	$(3,564)	$6,732	$(2,525)

See accompanying notes to consolidated financial statements.

bebe stores, inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

Nature of the business—bebe stores, inc. (the “Company”) designs, develops and produces a distinctive line of contemporary women’s apparel and accessories, which it markets under the bebe, BEBE SPORT, bbsp and 2b bebe brand names. As of July 6, 2013, the Company operates 240 specialty retail stores located in 35 states, the District of Columbia, Puerto Rico, the U.S. Virgin Islands and Canada and our on-line stores at www.bebe.com and www.2bstores.com. In addition, the Company has 105 international stores operated by licensees.

The Company has one reportable segment and has three brands with product lines of a similar nature. Revenues of the Company’s international wholesale licensee retail operations represented approximately eight percent of net sales for fiscal years 2013 and 2012 and approximately six percent in fiscal 2011.

Basis of financial statement presentation—The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America (GAAP).

Consolidation—The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany transactions and balances have been eliminated.

Fiscal year—The Company’s fiscal year ends on the first Saturday on or after June 30. Fiscal year 2013 had 53 weeks, while fiscal years 2012 and 2011 each had 52 weeks.

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

Investments—The Company holds treasury bills, certificates of deposit and a variety of interest bearing auction rate securities (“ARS”) consisting of federally insured student loan backed securities and insured municipal authority bonds. The Company designates its investments as available for sale securities which are reported at fair value, with unrealized gains and losses recorded in accumulated other comprehensive income. As of July 6, 2013, the Company’s ARS portfolio totaled approximately $34.2 million, net of impairment, and is classified as available for sale securities. (See note 3 for further discussion of the Company’s investments.)

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

Allowance for doubtful accounts—The changes in the allowance for doubtful accounts are summarized below (in thousands):

	Fiscal Year Ended
	July 6, 2013	June 30, 2012	July 2, 2011
Balance at beginning of year	$1,255	$1,247	$1,231
Charged to expense	101	41	84
Write offs	(1,259)	(33)	(68)

Balance at end of year	$97	$1,255	$1,247

During fiscal 2013 the Company wrote off its full reserve for not sufficient funds (“NSF”) checks as it stopped accepting checks as a form of tender for retail sales in fiscal 2011 and the receipt of payment is deemed to be remote.

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

Lease accounting—The Company leases retail stores and office space under operating leases. Costs associated with securing new store leases are capitalized in other assets and amortized over the lease term.

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

The Company records a reserve for estimated product returns based on estimated margin using historical return trends. If actual returns are greater than those projected, additional sales returns may be recorded in the future. The changes in the returns reserve are summarized below (in thousands):

	Fiscal Year Ended
	July 6, 2013	June 30, 2012	July 2, 2011
Balance at beginning of year	$817	$933	$821
Charged to cost and expense	15,224	16,545	15,208
Returns	(15,338)	(16,661)	(15,096)

Balance at end of year	$703	$817	$933

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

Gift certificates sold are recorded as a liability and revenue is recognized when the gift certificate is redeemed. Similarly, customers may receive a store credit in exchange for returned goods. Store credits are recorded as a liability until redeemed. Unredeemed store credits and gift certificates are recognized as other income within selling, general and administrative expenses three and four years, respectively, after issuance. In addition, the Company sells gift cards with no expiration dates to customers in its retail store locations, through its on-line stores, and through third parties. Income from gift cards is recognized when they are redeemed by the customer. In addition, the Company recognizes income on unredeemed gift cards when it can determine that the likelihood of the gift card being redeemed is remote and there is no legal obligation to remit the unredeemed gift bebe stores, inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Summary of Significant Accounting Policies (Continued)

cards to relevant jurisdictions (gift card breakage). The Company determines the gift card breakage income based on historical redemption patterns, which the Company estimates is four years. Gift card breakage is included as other income within selling, general and administrative expenses.

Royalty revenue from product licensees is recorded as the greater of the minimum amount guaranteed in the contract or units sold.

Wholesale revenue from the sale of product to international licensee operated bebe stores is recognized at the time the licensee receives the shipment.

Store preopening costs—associated with the opening or remodeling of stores, such as preopening payroll, are expensed as incurred.

Apparel and accessory design activities—are expensed as incurred.

Advertising costs—are charged to expense when the advertising takes place. Advertising costs were $24.4 million, $23.5 million and $22.9 million, respectively, during fiscal 2013, 2012 and 2011.

Income taxes—are accounted for using an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. The Company is subject to periodic audits by the Internal Revenue Service and other foreign, state and local taxing authorities. These audits may challenge certain of the Company’s tax positions such as the timing and amount of income and deductions and the allocation of taxable income to various tax jurisdictions. The Company evaluates its tax positions and establishes liabilities in accordance with applicable accounting guidance on uncertainty in income taxes. In estimating future tax consequences, all expected future events then known to management are considered other than changes in the tax law or rates. The Company regularly assesses the need for a valuation allowance against its deferred assets. In evaluating whether it is more likely than not that some or all of the Company’s deferred tax assets will not be realized, it considers all available positive and negative evidence, including recent year’s operational results which is objectively verifiable evidence. As a result of its evaluation of the realizability of its deferred tax assets as of July 6, 2013, the Company has concluded, based upon all available evidence, that it is more likely than not that the majority of its deferred tax assets will not be realized.

Additional income tax information has been included in note 10 of the notes to the financial statements.

Self-insurance—The Company uses a combination of insurance and self-insurance for employee related health care benefits and workers compensation. The Company records self-insurance liabilities based on claims filed and an estimate of those claims incurred but not reported.

Stock-based compensation—Stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is the vesting period. The Company uses the Black-Scholes option pricing model to determine the fair value of stock options, restricted stock units and employee stock purchase plan shares. The determination of the fair value of stock-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of complex and subjective variables. These variables include the Company’s expected stock price volatility over the expected term of the awards, actual and projected employee exercise behaviors, risk-free interest rate and expected dividends. As the stock-based compensation expense recognized on the consolidated statements of operations and comprehensive income (loss) for fiscal 2013, 2012 and 2011 is based on awards ultimately expected to vest, such amounts have been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on the Company’s historical experience.

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

The following is a reconciliation of the number of shares used in the basic and diluted earnings per share computations:

	Fiscal Year Ended
	July 6, 2013	June 30, 2012	July 2, 2011
	(in thousands)
Basic weighted average number of shares outstanding	81,847	84,235	84,225
Incremental shares from assumed issuance of stock options	0	167	97

Diluted weighted average number of shares outstanding	81,847	84,402	84,322

The number of incremental shares from the assumed issuance of stock options is calculated by applying the treasury stock method.

Excluded from the computation of the number of diluted weighted average shares outstanding were anti-dilutive options to purchase 5.5 million, 3.8 million and 4.2 million shares for the fiscal years ended July 6, 2013, June 30, 2012 and July 2, 2011, respectively.

Comprehensive income—consists of net income and other comprehensive income (income, expenses, gains and losses that bypass the income statement and are reported directly as a separate component of net income). The Company’s comprehensive income equals net income (loss), unrealized gains (losses) on investments and foreign currency translation adjustments for all periods presented. Such components of comprehensive income are shown in the consolidated statements of operations and comprehensive income (loss).

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

Income Tax

In July 2013, the FASB issued ASU 2013-11 to clarify the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The ASU is effective prospectively for fiscal years and interim periods within those years beginning after December 15, 2013. The Company early adopted this ASU and it did not have a material impact on its consolidated financial statements.

2. Discontinued Operation of PH8 Stores

In the fourth quarter of fiscal 2010, the Company decided to discontinue operations of the PH8 division, allowing the Company to focus its efforts on improving bebe sales and profitability, expanding internationally and continuing to develop its 2b bebe business. The Company closed 24 PH8 stores in the first fiscal quarter of 2011 and during the second fiscal quarter of 2011, closed the remaining 25 PH8 stores, converting one store to a 2b bebe. The results of the PH8 stores closed to date, net of income tax benefit, which consists of 49 and 62 stores for the fiscal years ended July 2, 2011 and July 3, 2010, respectively, have been presented as a discontinued operation in the accompanying consolidated statements of operations and comprehensive income (loss) for all periods presented and are as follows:

	Fiscal Year Ended
	July 6, 2013	June 30, 2012	July 2, 2011
		(In thousands)
Net sales	$0	$0	$7,850
Cost of sales, including production and occupancy	0	0	13,368
Gross margin	0	0	(5,518)
Selling, general and administrative expenses	0	0	4,116
Loss from discontinued operations, before income tax benefit	0	0	(9,634)
Tax benefit	0	0	(3,799)

Loss from discontinued operations, net of tax benefit	$0	$0	$(5,835)

bebe stores, inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Investments

The Company’s investment portfolio consists of treasury bills, certificates of deposit and auction rate securities. The Company holds short term available for sale securities totaling $38.9 million as of July 6, 2013, that consisted of $12.0 million in treasury bills and $27.0 million in certificates of deposit at cost which approximates fair value. The Company also holds long term available for sale securities at fair value totaling $54.2 million as of July 6, 2013, that consisted of $19.9 million in treasury bills and $34.2 million of interest bearing auction rate securities (“ARS”).

The Company also holds a variety of interest bearing ARS consisting of federally insured student loan backed securities and insured municipal authority bonds. As of July 6, 2013, the Company’s ARS portfolio totaled approximately $34.2 million classified as available for sale securities, net of a temporary impairment charge of $6.2 million. As of that date, the Company’s ARS portfolio includes approximately 91% federally insured student loan backed securities and 9% municipal authority bonds. The Company’s ARS portfolio consists of approximately 21% AAA rated investments, 19% AA rated investments, 23% A rated investments, 20% BBB rated investments and 17% CCC rated investments. This is a change from the Company’s fiscal 2012 portfolio, which consisted of 27% AAA rated investments, 23% AA rated investments, 28% A rated investments, 12% BBB rated investments and 10% CCC rated investments. These ARS investments are intended to provide liquidity via an auction process that resets the applicable interest rate at predetermined calendar intervals, allowing investors to either roll over their holdings or gain immediate liquidity by selling such interests at par. The uncertainties in the credit markets that began in February 2008 have affected the Company’s holdings in ARS investments and auctions for the Company’s investments in these securities have failed to settle on their respective settlement dates. Historically the fair value of ARS investments had approximated par value due to the frequent resets through the auction process. While the Company continues to earn interest on its ARS investments at the maximum contractual rate, the majority of these investments are not currently trading and therefore do not currently have a readily determinable market value. Accordingly, the estimated fair value of ARS no longer approximates par value. Consequently, the investments are not currently liquid, and the Company will not be able to access these funds until a future auction of these investments is successful, the issuer redeems the securities, or at maturity. Maturity dates for these ARS investments range from 2018 to 2042 with principal distributions occurring on certain securities prior to maturity.

The Company reviews its impairments in accordance with guidance issued by the FASB and SEC in order to determine the classification of the impairment as “temporary” or “other-than-temporary”. A temporary impairment charge results in an unrealized loss being recorded in the other comprehensive income component of shareholders’ equity. Such an unrealized loss does not affect net income for the applicable accounting period. An other-than-temporary impairment charge is recorded as a loss in the statement of operations and comprehensive income (loss) and reduces net income for the applicable accounting period. When evaluating the investments for other-than-temporary impairment, the Company estimates the expected cash flows of the underlying collateral by reviewing factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and any changes thereto, and the Company’s intent to sell, or whether it is more likely than not it will be required to sell, the investment before recovery of the investment’s amortized cost basis. The Company has not recorded any impairment loss from its available for sale investments as other-than-temporary based on such analysis.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Investments (Continued)

The following is a summary of the Company’s available for sale securities:

	As of July 6, 2013
	Cost	Unrealized Losses Less Than 12 Months	Unrealized Losses 12 Months or Greater	Estimated Fair Value
	(in thousands)
Short term treasury bills	$11,990	$0	$0	$11,990
Short term certificates of deposit	26,955	0	0	26,955

	$38,945	$0	$0	$38,945

Long term treasury bills	$19,950	$0	$0	$19,950
Long term auction rate securities	40,475	0	6,244	34,231

	$60,425	$0	$6,244	$54,181

	As of June 30, 2012
	Cost	Unrealized Losses Less Than 12 Months	Unrealized Losses 12 Months or Greater	Estimated Fair Value
	(in thousands)
Short term treasury bills	$49,960	$0	$0	$49,960
Short term certificates of deposit	26,468	0	0	26,468

	$76,428	$0	$0	$76,428

Long term auction rate securities	$67,900	$0	$7,898	$60,002

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

As of July 6, 2013, the Company held financial instruments that are measured at fair value on a recurring basis. These included cash equivalents and available for sale securities. Cash equivalents consist of money market funds. Short term available for sale securities consist of government treasury bills and certificates of deposit. Long term available for sale securities consist of government treasury bills and ARS. These ARS consist of federally insured student loan backed securities and insured municipal authority bonds.

The Company determined the estimated fair value of its investment in ARS as of July 6, 2013 by reviewing trading activity for similar securities in secondary markets as well as by using a discounted cash flow model. The assumptions used in preparing the discounted cash flow model include estimates for liquidity (average of LIBOR + 2.30%), interest rates (weighted average of 0.2%), timing (range from 1 – 15 years), credit ratings and amount of cash flows and expected holding periods of the ARS and recent trading activity in the secondary marketplace.

bebe stores, inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Fair Value Measurements (Continued)

The following items are measured at fair value on a recurring basis at July 6, 2013:

Description	July 6, 2013	Using Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
	Fair value measurements at reporting date (In thousands)
Cash equivalents	$50,123	$50,123	$0	$0
Current available for sale securities	38,946	11,990	26,956	0
Non-current available for sale securities	54,181	19,950	0	34,231

Total	$143,250	$82,063	$26,956	$34,231

The following items are measured at fair value on a recurring basis at June 30, 2012:

Description	June 30, 2012	Using Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
	Fair value measurements at reporting date (In thousands)
Cash equivalents	$46,388	$46,388	$0	$0
Current available for sale securities	76,428	49,960	26,468	0
Non-current available for sale securities	60,002	0	0	60,002

Total	$182,818	$96,348	$26,468	$60,002

During the fiscal year ended July 6, 2013, there were no transfers of assets and liabilities between Level 1 (quoted prices in active markets for identical assets) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy. An impairment charge has been recorded that reduces the carrying amount of the non-current available for sale securities of $40.5 million to their estimated fair value of $34.2 million as of July 6, 2013. The following table presents the Company’s activity for assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the fiscal year ended July 6, 2013:

(In thousands)
Balance at June 30, 2012	$60,002
Total gains or (losses) (realized or unrealized)
Included in earnings	0
Included in other comprehensive income	1,653
Settlements	(27,424)

Balance at July 6, 2013	$34,231

bebe stores, inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Fair Value Measurements (Continued)

Non-financial Assets

The Company measures certain non-financial assets and liabilities, including long-lived assets, at fair value on a non-recurring basis. During the fiscal years ended July 6, 2013, June 30, 2012 and July 2, 2011, the Company recorded impairment charges of approximately $7.0 million, $0.5 million and $1.5 million, respectively, related to under-performing stores. The following table presents the Company’s considerations of at-risk assets for the fiscal years ended July 6, 2013, June 30, 2012 and July 2, 2011, respectively:

Fiscal Year Ended
	July 6, 2013	June 30, 2012	July 2, 2011
Number of stores identified as at risk and evaluated for impairment	55	15	14
Total carrying amount of stores identified as at risk prior to any impairment charges taken	$10.3 million	$3.2 million	$4.3 million
Less: impairment charges recorded during the period	$7.0 million	$0.5 million	$1.5 million

Remaining carrying amount of stores identified as at risk after impairment charges taken	$3.3 million	$2.7 million	$2.8 million
Number of stores considered at risk, but not impaired	19	12	6
Total carrying amount of stores identified as at risk, but not impaired	$3.0 million	$2.6 million	$2.1 million

The fair market value of these assets was determined using the income approach and level 3 inputs, which required management to make significant estimates about future operating plans and projected cash flows. Management estimates the amount and timing of future cash flows based on its experience and knowledge of the retail market in which each store operates. During the fourth quarter of fiscal 2013, management was able to obtain sufficient historical data which resulted in a change in its assumptions of the retail market for a certain, newer, group of stores. This resulted in an additional 11 stores being considered for impairment in the fourth quarter of fiscal 2013. The assumptions used in preparing the discounted cash flow model and the related sensitivity analysis around the discounted cash flow model include estimates for weighted average cost of capital (11.1%) and annual revenue growth rates (range from 1.4 – 6.0%). The stores not impaired had undiscounted cash flows that exceeded their net carrying amount at a weighted average of 427%, 491% and 321% for the fiscal years ended July 6, 2013, June 30, 2012 and July 2, 2011, respectively.

This impairment charge is included in selling, general and administrative expenses (“SG&A”) in the accompanying condensed consolidated statements of operations and comprehensive income (loss). The Company was not required to measure any other significant non-financial assets and liabilities at fair value.

bebe stores, inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Inventories

The Company’s inventories consist of:

	As of
	July 6, 2013	June 30, 2012
	(In thousands)
Raw materials	$1,965	$1,193
Merchandise available for sale	31,897	32,099

Inventories, net	$33,862	$33,292

6. Credit Facilities

The Company has an unsecured commercial line of credit agreement which provides for borrowings and issuance of letters of credit of up to a combined total of $10.0 million and expires on May 14, 2014. This agreement was amended on May 15, 2013 to reduce the minimum tangible net worth requirement from the financial covenants. The outstanding balance bears interest at either the bank’s reference rate (which was 3.25% as of both July 6, 2013 and June 30, 2012) or the LIBOR rate (which was 0.19% and 0.24% at July 6, 2013 and June 30,2012, respectively) plus 1.75 percentage points. As of July 6, 2013 and June 30, 2012, there were no outstanding cash borrowings, and for both years there were no trade letters of credit outstanding as well as $3.0 million of an outstanding stand-by letter of credit for both years. During fiscal 2013 there were no cash borrowings under the line of credit and to date, no beneficiary has drawn upon the stand-by letter of credit.

These credit facilities require the Company to comply with certain financial covenants, including amounts for minimum tangible net worth and unencumbered liquid assets, and certain restrictions on making loans and investments. As of July 6, 2013 the Company was in compliance with all covenants in the credit agreement.

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

Rent expense under operating leases for the fiscal years ended July 6, 2013, June 30, 2012 and July 2, 2011 was $94.1 million, $89.2 million and $88.4 million, respectively. Rent expense included other lease-required expenses for fiscal years 2013, 2012 and 2011 of $31.3 million, $29.0 million and $28.3 million, respectively.

bebe stores, inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Lease Obligations (Continued)

Future minimum lease payments for noncancelable leases at July 6, 2013 are as follows:

Operating Leases
(Dollars in thousands)
Fiscal year
2014	$60,628
2015	55,918
2016	52,798
2017	46,644
2018	36,790
Thereafter	99,342

Total minimum lease payments	$352,120

8. Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	As of
	July 6, 2013	June 30, 2012
Gift certificates, gift cards and store credits	$5,456	$5,638
Employee compensation	8,253	10,251
Sales/use tax payable	4,045	3,324
Deferred revenue	3,675	3,547
Capital expenditures	570	3,532
Other	7,648	5,376

Total	$29,647	$31,668

9. Intangible Asset

During the third quarter of fiscal 2011, the Company acquired the registered trademark in the People’s Republic of China for the “bebe” mark (“the Mark”). The Company has recognized the full $0.9 million purchase price of the Mark as an indefinite-lived intangible asset on the consolidated balance sheets. The Mark is subject to annual impairment testing, unless there is an indicator of impairment, which would require an interim impairment review.

bebe stores, inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Income Taxes

Significant components of the provision for income taxes expense (benefit) from continuing operations are as follows:

	Fiscal Year Ended
	July 6, 2013	June 30, 2012	July 2, 2011
	(in thousands)
Current:
Federal	$0	$171	$4,765
State	(31)	640	1,146
Foreign	(1,475)	498	386

	(1,506)	1,309	6,297

Deferred:
Federal	21,753	6,209	(2,791)
State	6,417	955	(764)
Foreign	324	144	(57)

	28,494	7,308	(3,612)

Provision	$26,988	$8,617	$2,685

The components of earnings from continuing operations before income taxes are as follows:

	Fiscal Years Ended
	July 6, 2013	June 30, 2012	July 2, 2011
	(in thousands)
United States	$(61,914)	$5,412	$(6,223)
Foreign	11,482	14,926	12,964

Total income from continuing operations before income taxes	$(50,432)	$20,338	$6,741

A reconciliation of the federal statutory tax rate with the Company’s effective income tax rate from continuing operations is as follows:

	Fiscal Year Ended
	July 6, 2013	June 30, 2012	July 2, 2011
Federal statutory rate	(35.0)%	35.0%	35.0%
State rate, net of federal benefit	(3.5)	5.0	8.4
Tax-exempt interest	(0.1)	(0.7)	(2.8)
Stock-based compensation	1.4	1.2	3.1
Valuation allowance	90.0	0	(0.6)
Foreign deferred tax adjustment	0.2	0.8	1.3
Tax reserve adjustment	0.4	0.1	(3.9)
Other	0.1	1.0	(0.7)

Effective tax rate	53.5%	42.4%	39.8%

bebe stores, inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Income Taxes (Continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax reporting purposes.

Significant components of the Company’s deferred tax assets (liabilities) are as follows:

	July 6, 2013	June 30, 2012
	(in thousands)
Current:
Gift certificates, gift cards and store credits	$1,249	$1,236
Inventory	1,935	1,120
Other accrued expenses	769	1,065
Deferred revenue	1,040	1,157
Accrued vacation	978	983
State taxes	(188)	(64)
Prepaid expenses	(1,101)	(938)
Tax credit and net operating loss carryovers	0	540

Total current	4,682	5,099
Valuation allowance	(5,235)	(490)

Current deferred tax assets (liabilities), net	(553)	4,609

Non-Current:
Basis difference in fixed assets	11,443	11,821
Deferred rent	7,873	7,889
Stock based compensation	5,723	5,610
Foreign tax credit	1,467	1,653
Tax credit and net operating loss carryovers	19,264	788
Construction allowance	(4,636)	(4,919)
Unrealized loss on ARS	2,321	2,936
Indirect benefit from uncertain tax positions	192	1,591
Other	254	0

Total non-current	43,901	27,369
Valuation allowance	(42,713)	(2,694)

Non-current deferred tax assets, net	1,188	24,675

Deferred tax assets, net	$636	$29,284

As of July 6, 2013, the Company has federal, state and foreign gross net operating loss carryovers of approximately $49.9 million, $33.3 million and $1.8 million, respectively. If not used, these carry forwards will expire at various dates from fiscal year 2017 to fiscal year 2033. The Company also has foreign tax credit and state tax credit carry forwards of approximately $1.5 million and $0.1 million, respectively, which will be available to offset future taxable income. If not used, the foreign tax credit carry forwards will expire at various dates from 2016 to 2023 and the state tax credit does not expire.

As of July 6, 2013, it was considered more likely than not that the Company’s deferred tax assets would not be realized with the exception of the Company’s deferred tax assets in Canada of approximately $0.6 million. The Company regularly assesses the need for a valuation allowance against its deferred assets. In evaluating whether it is more likely than not that some or all of the Company’s deferred tax assets will not be realized, it considers all available positive and negative evidence, including recent year’s operational results which is objectively verifiable evidence. As a result of its evaluation of the realizability of its deferred tax assets as of July 6, 2013, the Company has concluded, based upon all available evidence, that it is more likely than not that the majority of its deferred tax assets will not be realized. Therefore, the Company has increased its valuation bebe stores, inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Income Taxes (Continued)

allowance by approximately $44.8 million for the current fiscal year. The Company will continue to maintain a valuation allowance against its deferred tax assets until the Company believes it is more likely than not that these assets will be realized in the future. If sufficient positive evidence arises in the future indicating that all or a portion of the deferred tax assets meet the more likely than not standard, the valuation allowance would be reversed accordingly in the period that such determination is made.

The Company accounts for interest and penalties related to unrecognized tax benefits as a component of income tax expense. During the fiscal years ended July 6, 2013, June 30, 2012 and July 2, 2011, the Company recognized approximately ($0.3) million, $0.2 million, and $0.1 million in interest and penalties, respectively. The Company had approximately $0.2 million and $0.5 million for the accrual of interest and penalties at July 6, 2013 and June 30, 2012, respectively.

The Company could be subject to federal income tax examinations for fiscal years 2010 and forward and could be subject to state examinations for fiscal years 2009 and forward. The Company is currently under examination in certain states and expects the commencement of these tax audits in the near term. At this time, the Company does not believe that the outcome of any examination will have a material impact on the Company’s financial statements.

As of July 6, 2013, the Company has $0.9 million in unrecognized tax benefits. A reconciliation of the beginning and ending amount of unrecognized tax benefits follows:

	July 6, 2013	June 30, 2012	July 2, 2011
	(in thousands)
Balance as of beginning of period	$1,756	$1,668	$2,736
Additions for tax positions taken during the current year	511	67	63
Additions for tax positions taken during prior years	77	332	0
Settlements	(37)	(38)	(608)
Expirations of statues of limitations	(1,409)	(273)	(523)

Balance as of end of period	$898	$1,756	$1,668

Of the $0.9 million recorded at July 6, 2013, $0.7 million of unrecognized tax benefits would affect the effective tax rate if recognized. While the Company expects the amount of unrecognized tax benefits to change in the next twelve months, the change is not expected to have a significant effect on the estimated effective annual tax rate, the results of operations or financial position.

11. Property and Equipment

Property and equipment consist of the following:

	As of
	July 6, 2013	June 30, 2012
	(in thousands)
Leasehold improvements	$132,253	$138,083
Furniture, fixtures and equipment	52,237	54,079
Computer hardware and software	46,097	41,998
Land and buildings	29,478	29,457
Construction in progress	8,540	15,738

Total	268,605	279,355
Less: Accumulated depreciation	(163,885)	(164,648)

Property and equipment, net	$104,720	$114,707

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

12. Employee Benefit Plan

Employees are eligible to participate in the Company’s 401(k) plan if they have been employed by the Company for six months, have reached age 21 and work at least 1,000 hours annually. Generally, employees can defer up to 75% of their gross wages up to the maximum limit allowable under the Internal Revenue Code. The Company can make a discretionary matching contribution for the employee. Company contributions to the plan for the fiscal years ended July 6, 2013, June 30, 2012 and July 2, 2011 were $0.5 million, $0.5 million and $0.0 million, respectively.

13. Shareholders’ Equity

Preferred Stock

The Company is authorized to issue up to 1,000,000 shares of $0.001 par value preferred stock and to fix the rights, preferences, privileges and restrictions including voting rights, of these shares without any further vote or approval by the shareholders. No preferred stock has been issued to date.

Common Stock Plans

The 1997 Stock Plan as amended (the “Stock Plan”) provides for the grant of incentive stock options, non-qualified stock options, stock purchase rights, stock awards and restricted stock units (“RSU”). Although the Stock Plan allows for stock options and related awards to be granted at prices below fair market value, the Company has historically granted such options at the fair market value of the stock on the date of grant. Stock options and related awards have a maximum term of ten years. Options and restricted stock units granted to employees generally vest over four years with 20% of the award vested in each of the first and second years and 30% vested in each of the remaining two years. Options granted to directors generally vest over four years with 20% of the award vested in each of the first and second years and 30% vested in each of the remaining two years. RSUs awarded to directors generally vest over a period of one year from the date of grant. As of July 6, 2013, the Company has 8,585,165 shares of common stock authorized and unissued under the Stock Plan and there were 1,556,340 shares available for future grant.

The following table summarizes information about stock options outstanding at July 6, 2013:

	Options Outstanding			Options Vested and Exercisable
Exercise Prices	Number (in thousands)	Weighted Average Remaining Life (in years)	Weighted Average Exercise Price	Number (in thousands)	Weighted Average Exercise Price
$3.57 to $3.99	1,330	9.51	$3.85	0	$0.00
$4.02 to $6.29	1,497	7.94	5.64	333	6.20
$6.33 to $7.50	1,431	6.57	7.02	661	6.93
$7.56 to $7.71	1,245	2.70	7.63	1,241	7.63
$7.87 to $26.19	703	3.28	10.73	659	10.85

	6,206	6.38	$6.55	2,894	$8.04

bebe stores, inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Shareholders’ Equity (Continued)

As of July 6, 2013, June 30, 2012 and July 2, 2011 there were approximately 2,894,000, 2,600,000 and 2,229,000 options exercisable at weighted-average exercise prices per share of $8.04, $8.39 and $8.49, respectively.

The following table summarizes stock option activity:

	Shares Outstanding (Amounts in thousands)	Weighted Average Exercise Price of Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding, June 30, 2012	4,940	$7.74
Granted	2,736	4.42
Exercised	(107)	4.03
Cancelled	(1,363)	6.78

Outstanding, July 6, 2013	6,206	$6.55	6.42	$3,209

Exercisable, July 6, 2013	2,894	$8.04	3.51	$2
Options vested and expected to vest—end of period	4,591	$7.10	5.37	$1,409

Intrinsic value for stock options is defined as the difference between the current market value and the grant price. For the fiscal years ended July 6, 2013, June 30, 2012 and July 2, 2011 the total intrinsic value of stock options exercised was $0.1 million, $0.5 million and $0.1 million, respectively. Cash received from stock options exercised during the fiscal years ended July 6, 2013, June 30, 2012 and July 2, 2011 was $0.4 million, $1.2 million and $0.3 million, respectively, and the actual tax benefit realized for tax deductions from stock options exercised totaled $0.1 million, $0.5 million and $0.1 million, respectively.

The following table summarizes RSU activity:

	Shares (in thousands)	Weighted Average Grant Date Fair Value Per Share
Nonvested, June 30, 2012	98	$9.50
Granted	858	4.36
Cancelled	(81)	3.45
Vested	(53)	4.88

Nonvested, July 6, 2013	822	$6.57

Stock-based compensation

For the fiscal years ended July 6, 2013, June 30, 2012 and July 2, 2011, the Company recognized share-based compensation expense of $3.1 million, $2.0 million and $2.7 million, respectively, as a component of selling, general and administrative expenses. As of July 6, 2013, there was $4.0 million (before any related tax benefit) of total unrecognized compensation cost related to nonvested share-based compensation that is expected to be recognized over a weighted-average period of 2.6 years.

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

The following table presents the weighted average assumptions used in the option pricing model for the stock options granted in the fiscal years ended July 6, 2013, June 30, 2012 and July 2, 2011:

	July 6, 2013	June 30, 2012	July 2, 2011
Expected dividend rate	2.26%	1.43%	1.51%
Volatility	45.5%	50.5%	48.9%
Risk-free interest rate	0.8%	1.0%	1.5%

Expected lives (years)	4.5	4.3	4.2
Fair value per option granted	$1.40	$2.71	$2.27

bebe stores, inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Shareholders’ Equity (Continued)

Stock Purchase Plan

The 1998 Employee Stock Purchase Plan (the “Plan”) has a total of 2,531,250 shares of common stock reserved for issuance. The Plan is implemented in three-month purchase periods. The price at which stock may be purchased is equal to 95% of the fair market value of the Company’s common stock on the Purchase Date. During the fiscal years ended July 6, 2013, June 30, 2012 and July 2, 2011, there were 10,600, 6,700 and 10,500 shares issued, respectively.

14. Litigation

As of the date of this filing, the Company is involved in ongoing legal proceedings as described below.

A former employee sued the Company in a complaint filed July 27, 2006 in the Superior Court of California, San Mateo County (Case No. CIV 456550) alleging a failure to pay all wages, failure to pay overtime wages, failure to pay minimum wages, failure to provide meal periods, violation of Labor Code §450, violation of Labor Code §2802 and California Code of Regulations §11040(9)(A), statutory wage violations (late payment of wages), unlawful business practices under Business and Professions Code §16720 and §17200, conversion of wages and violation of Civil Code §52.1. The plaintiff purports to bring the action also on behalf of current and former California bebe employees who are similarly situated. The lawsuit seeks compensatory, statutory, punitive, restitution and injunctive relief. In September 2011, the Court certified a class of store managers who allege they were required to buy and wear our product as a condition of employment and denied certification relating to claims of missed meal periods and rest breaks. The Court has directed for a trial on only the claim that the employees were required to buy and wear our product. The parties have reached a tentative settlement agreement in which neither party makes any admission but all of the plaintiff’s claims are to be resolved. At the time of this filing, this agreement is being discussed between the parties and, if finalized, will be presented to the Court for review and approval.

The Company is also involved in various other legal proceedings arising in the normal course of business. Regarding such legal proceedings, and including the matter(s) discussed in the paragraph(s) above, the Company accrues where appropriate an amount it believe reflects the aggregate liability deemed probable and estimable. Any such estimate may be revised as further information becomes available. The amounts accrued as of this filing, individually and in the aggregate, have not had a material adverse effect on our business, financial condition or results of operations. Because of the preliminary nature of these proceedings, the difficulty in ascertaining the applicable facts relating to many of these proceedings, the inconsistent treatment of claims made in many of these proceedings and the difficulty of predicting the settlement value of many of these proceedings, the Company is unable to estimate an amount or range of any reasonable possible additional losses. However, based on its historical experience, the resolution of these proceedings is not expected to have a material effect on its business, financial condition, or results of operations.

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

	2013 Quarter Ended
	September 29(1)	December 29(1)	April 6(1)(2)	July 6(1)
	(in thousands, except per share data)
Net sales	$117,091	$135,535	$112,905	$119,154
Gross margin	42,275	45,928	33,578	36,515
Selling, general and administrative expenses	46,195	53,393	52,191	57,764
Loss from operations	(3,920)	(7,465)	(18,613)	(21,249)
Loss before income taxes	(3,687)	(7,246)	(18,362)	(21,137)
Net loss	(2,581)	(4,819)	(49,269)	(20,750)
Basic per share amount
Net loss	$(0.03)	$(0.06)	$(0.62)	$(0.26)
Diluted per share amount
Net loss	$(0.03)	$(0.06)	$(0.62)	$(0.26)

bebe stores, inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. Quarterly Financial Information (Unaudited) (Continued)

	2012 Quarter Ended
	October 1(3)	December 31(3)	March 31(3)	June 30(3)
	(in thousands, except per share data)
Net sales	$126,272	$151,987	$121,035	$131,537
Gross margin	50,486	60,920	46,815	52,852
Selling, general and administrative expenses	47,042	49,927	47,196	47,501
Income (loss) from operations	3,444	10,993	(381)	5,351
Income (loss) before income taxes	3,747	11,100	(149)	5,640
Net income (loss)	2,353	6,561	(214)	3,020
Basic per share amount
Net income (loss)	$0.03	$0.08	$—	$0.04
Diluted per share amount
Net income (loss)	$0.03	$0.08	$—	$0.04

(1)	Selling, general and administrative expenses in the first, second, third and fourth fiscal quarters include $0.1 million, $1.7 million, $1.1 million and $4.1 million, respectively of impairment charges for store assets.
(2)	Net loss in the third fiscal quarter includes a non-cash charge of $31.4 million to establish a $27.5 million valuation allowance against the majority of the Company’s deferred tax assets as well as $3.9 million to recognize the fiscal 2013 year to date impact of establishing the valuation allowance.
(3)	Selling, general and administrative expenses in the first, second, third and fourth fiscal quarters include $0.0 million, $0.4 million, $0.0 million and $0.1 million, respectively of impairment charges for store assets.

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION OF DOCUMENT

3.1(h)	Amended and Restated Articles of Incorporation of Registrant.

3.2(f)	Amended and Restated Bylaws of Registrant.

4.1(a)	Specimen certificate representing the Common Stock (in standard printer form, not provided).

10.1(i)(*)	1997 Stock Plan.

10.2(a)(*)	1998 Stock Purchase Plan.

10.3(a)(*)	Form of Indemnification Agreement.

10.6(b)	Standard Industrial/Commercial-Tenant Lease-Net dated November 30, 1998 between Registrant and Far Western Land and Investment Company, Inc., (lease for additional building to house administrative departments in Brisbane, California).

10.8(c)	Form of Retail Store License Agreement between Registrant and [company].

10.9(d)	Amendment No. 1 to Lease Agreement (amendment to Standard Industrial/Commercial-Tenant Lease-Net dated November 30, 1998 between Registrant and Far Western Land and Investment Company, Inc.).

10.12(e)(*)	Form of Restricted Stock Units Agreement.

10.17(f)	Standard Offer, Agreement and Escrow Instructions for Purchase of Real Estate dated January 20, 2004 by and between bebe stores, inc. and 10345 Olympic LLC.

10.18(g)(*)	Employment agreement between the Company and Emilia Fabricant.

10.19(h)(*)	Management Bonus Plan.

10.21(j)(*)	bebe stores, inc. Form of Stock Option Agreement.

10.22(k)(*)	bebe stores, inc. Form of Restricted Stock Unit Agreement.

10.23(l)	Credit Agreement between Registrant and Wells Fargo.

10.24(m)	Amendment to Credit Agreement and Revolving Line of Credit Note between Registrant and Wells Fargo.

10.25(m)	Contract of Sale for Purchase of Real Estate dated March 13, 2012 by and between bebe Studio Realty, inc. and MP Benicia Logistics, LLC.

10.26(n)	Third Amendment to Credit Agreement and Revolving Line of Credit Note between Registrant and Wells Fargo dated as of February 1, 2013

10.27(o)(*)	Chief Executive Officer Employment Agreement between the Company and Steve Birkhold dated January 3, 2013

10.28(p)(*)	Change in Control and Severance Agreement between the Company and Steve Birkhold dated January 3, 2013

10.29(q)	Fourth Amendment to Credit Agreement and First Modification to Promissory Note between Registrant and Wells Fargo dated as of May 15, 2013

10.30(r)(*)	Severance Agreement between the Company and Walter Parks dated May 3, 2013

21.1	Subsidiaries of Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney (see signature page).

31.1	Section 302 Certification of Chief Executive Officer.

31.2	Section 302 Certification of Chief Financial Officer.

32.1	Section 906 Certification of Chief Executive Officer.

32.2	Section 906 Certification of Chief Financial Officer.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Calculation Linkbase.

EXHIBIT NUMBER	DESCRIPTION OF DOCUMENT

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Presentation Linkbase.

(a)	Incorporated by reference from exhibits of the same number in Registrant’s Registration Statement on Form S-1 (Reg. No. 333-50333), effective June 16, 1998.
(b)	Incorporated by reference from exhibits of the same number in Registrant’s Quarterly Report on Form 10-Q filed on February 16, 1999.
(c)	Incorporated by reference from exhibits of the same number in Registrant’s Annual Report on Form 10-K filed on September 28, 1999.
(d)	Incorporated by reference from exhibits of the same number in Registrant’s Annual Report on Form 10-K filed on September 28, 2000.
(e)	Incorporated by reference from exhibits of the same number in Registrant’s Annual Report on Form 10-K filed on September 29, 2003.
(f)	Incorporated by reference from exhibits of the same number in Registrant’s Annual Report on Form 10-K filed on September 13, 2004.
(h)	Incorporated by reference from exhibit of the same number in Registrant’s Annual Report on Form 10-K filed on September 14, 2005.
(i)	Incorporated by reference from exhibit 99.2 to Registrant’s Current Report on Form 8-K filed on November 23, 2005.
(j)	Incorporated by reference from exhibit 99.3 to Registrant’s Current Report on Form 8-K filed on November 23, 2005.
(k)	Incorporated by reference from exhibit 99.4 to Registrant’s Current Report on Form 8-K filed on November 23, 2005.
(l)	Incorporated by reference from exhibit 10.27 to Registrant’s Current Report on Form 8-K filed May 21, 2009.
(m)	Incorporated by reference from exhibits 10.24 and 10.25 to Registrant’s Quarterly Report on Form 10-Q filed on May 10, 2012.
(n)	Incorporated by reference from exhibit 10.26 to Registrant’s Quarterly Report on Form 10-Q filed on February 7, 2013.
(o)	Incorporated by reference from exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on January 9, 2013.
(p)	Incorporated by reference from exhibit 10.2 to Registrant’s Current Report on Form 8-K filed on January 9, 2013.
(q)	Incorporated by reference from exhibit 10.29 to Registrant’s Quarterly Report on Form 10-Q filed on May 16, 2013.
(r)	Incorporated by reference from exhibit 10.30 to Registrant’s Quarterly Report on Form 10-Q filed on May 16, 2013.
(*)	Indicates management contracts or compensatory plans or arrangements required to be filed as exhibits to this report on Form 10-K.