Form 10-Q
period 2013-10-05
bebe stores, inc.
filed 2013-11-14
CIK 1059272

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 5, 2013

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

The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding as of October 31, 2013 was 79,063,979.

bebe stores, inc.

PART I. FINANCIAL INFORMATION

ITEM 1.	Condensed Consolidated Financial Statements

bebe stores, inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(unaudited)

	As of October 5, 2013	As of July 6, 2013	As of September 29, 2012
Assets:
Current assets:
Cash and equivalents	$78,010	$86,965	$96,657
Available for sale securities	39,487	38,945	64,423
Receivables (net of allowance of $97, $97 and $1,255)	7,053	7,051	8,808
Inventories, net	38,381	33,862	41,494
Deferred income taxes, net	180	0	4,609
Prepaid and other	14,659	13,543	20,921

Total current assets	177,770	180,366	236,912
Available for sale securities	46,927	54,181	61,323
Property and equipment, net	102,362	104,720	117,528
Deferred income taxes, net	1,208	1,188	24,468
Intangible asset	917	912	912
Other assets	3,621	3,449	4,009

Total assets	$332,805	$344,816	$445,152

Liabilities and Shareholders’ Equity:
Current liabilities:
Accounts payable	$18,628	$18,209	$18,700
Accrued liabilities	26,698	29,647	26,012
Income taxes payable	121	0	60
Deferred income taxes, net	550	553	0

Total current liabilities	45,997	48,409	44,772
Deferred rent and other lease incentives	34,446	36,358	37,396
Uncertain tax positions	554	549	2,258

Total liabilities	80,997	85,316	84,426

Commitments and contingencies
Shareholders’ equity:
Preferred stock-authorized 1,000,000 shares at $0.001 par value per share; no shares issued and outstanding	0	0	0
Common stock-authorized 135,000,000 shares at $0.001 par value per share; issued and outstanding 79,062,470, 79,040,866 and 84,391,936 shares	79	79	84
Additional paid-in capital	139,278	138,307	145,023
Accumulated other comprehensive income	3,251	784	2,606
Retained earnings	109,200	120,330	213,013

Total shareholders’ equity	251,808	259,500	360,726

Total liabilities and shareholders’ equity	$332,805	$344,816	$445,152

See accompanying notes to condensed consolidated financial statements.

bebe stores, inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except per share data)

(unaudited)

	Three Months Ended
	October 5, 2013	September 29, 2012
Net sales	$114,127	$117,091
Cost of sales, including production and occupancy	73,507	74,816

Gross margin	40,620	42,275
Selling, general and administrative expenses	50,076	46,195

Operating loss	(9,456)	(3,920)
Interest and other income, net	158	233

Loss before income taxes	(9,298)	(3,687)
Income tax benefit	(145)	(1,106)

Net loss	$(9,153)	$(2,581)

Basic per share amounts:
Net loss	$(0.12)	$(0.03)

Diluted per share amounts:
Net loss	$(0.12)	$(0.03)

Basic weighted average shares outstanding	79,053	84,378
Diluted weighted average shares outstanding	79,053	84,378
Other comprehensive income
Gain on available for sale securities, net of tax	$1,796	$1,171
Foreign currency translation adjustments	671	1,283

Other comprehensive income	2,467	2,454

Comprehensive loss	$(6,686)	$(127)

See accompanying notes to condensed consolidated financial statements.

bebe stores, inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Three Months Ended
	October 5, 2013	September 29, 2012
Cash flows from operating activities:
Net loss	$(9,153)	$(2,581)
Adjustments to reconcile net income (loss) to cash provided (used) by operating activities:
Non-cash compensation expense	908	752
Depreciation and amortization	5,033	5,081
Non-cash charge for asset impairment	247	95
Net loss (gain) on disposal of property	(74)	1
Tax benefit from exercise of stock options and awards	34	60
Excess tax benefit from exercise of stock options and awards	(1)	(1)
Deferred rent and other lease incentives	(1,076)	(203)
Deferred income taxes	(286)	166
Changes in operating assets and liabilities:
Receivables	(4)	(222)
Inventories	(4,519)	(8,112)
Prepaid expenses and other	(1,270)	(3,068)
Accounts payable	1,712	2,313
Accrued liabilities	(2,772)	(5,019)
Long term income taxes payable	5	22

Net cash used by operating activities	(11,216)	(10,716)

Cash flows from investing activities:
Purchase of property and equipment	(4,690)	(8,945)
Purchase of marketable securities	0	(34,066)
Proceeds from sales of investment securities	9,050	46,932

Net cash provided by investing activities	4,360	3,921

Cash flows from financing activities:
Proceeds from issuance of common stock	63	93
Excess tax benefit from exercise of stock options and awards	1	1
Cash dividends paid	(1,977)	(2,109)

Net cash used by financing activities	(1,913)	(2,015)

Net decrease in cash and equivalents	(8,769)	(8,810)
Effect of exchange rate changes on cash	(186)	485
Cash and equivalents:
Beginning of period	86,965	104,982

End of period	$78,010	$96,657

See accompanying notes to condensed consolidated financial statements.

bebe stores, inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

INTERIM FINANCIAL STATEMENTS

The accompanying condensed consolidated balance sheets of bebe stores, inc. (the “Company”) as of October 5, 2013, July 6, 2013 and September 29, 2012, the condensed consolidated statements of operations and comprehensive loss and the condensed consolidated statements of cash flows for the three months ended October 5, 2013 and September 29, 2012 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X, without audit. Accordingly, they do not include all of the information required by accounting principles generally accepted in the United States of America for annual financial statements. Therefore, these condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended July 6, 2013.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position at the balance sheet dates and the results of operations for the periods presented have been included. The condensed consolidated balance sheet at July 6, 2013, presented herein, was derived from the audited balance sheet included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 6, 2013.

The Company’s business is affected by the pattern of seasonality common to most retail apparel businesses. The results for the periods presented are not necessarily indicative of future financial results.

FISCAL YEAR

The Company’s fiscal year is a 52 or 53 week period, each period ending on the first Saturday after June 30. Fiscal years 2014 and 2013 include 52 weeks and 53 weeks, respectively.

The three month periods ended October 5, 2013 and September 29, 2012 each include 13 weeks.

RECENT ACCOUNTING PRONOUNCEMENTS

Other Comprehensive Income

In February 2013, the Financial Accounting Standards Board (“FASB”) issued guidance that requires enhanced disclosures around the amounts reclassified out of accumulated other comprehensive income. The amendments do not change the requirements for reporting net income or other comprehensive income. The guidance requires an entity to present information about significant reclassifications out of accumulated other comprehensive income and their corresponding effects on the respective line items in net income. The guidance is effective for annual and interim reporting periods beginning after December 15, 2012. The adoption did not have a material effect on the Company’s consolidated financial statements.

INVESTMENTS

The Company’s investment portfolio consists of treasury bills, certificates of deposit and auction rate securities. The Company held short term available for sale securities totaling $39.5 million as of October 5, 2013, that consisted of $12.0 million in treasury bills and $27.5 million in certificates of deposit at cost which approximates fair value. The Company also holds long term available for sale securities at fair value totaling $46.9 million as of October 5, 2013, that consisted of $19.9 million in treasury bills and $27.0 million of interest bearing auction rate securities (“ARS”).

The Company holds a variety of interest bearing ARS consisting of federally insured student loan backed securities and insured municipal authority bonds. As of October 5, 2013, the Company’s ARS portfolio totaled approximately $27.0 million classified as available for sale securities, net of a temporary impairment charge of $4.4 million. As of that date, the Company’s ARS portfolio included approximately 89% federally insured student loan backed securities and 11% municipal authority bonds and consisted of approximately 10% AAA rated investments, 24 % AA rated investments, 18% A rated investments, 26% BBB rated investments and 22% CCC rated investments. As of July 6, 2013, the Company’s ARS consisted of 21% AAA rated investments, 19% AA rated investments, 23% A rated investments, 20% BBB rated investments and 17% CCC rated investments. These ARS investments are intended to provide liquidity via an auction process that resets the applicable interest rate at predetermined calendar intervals, allowing investors to either roll over their holdings or gain immediate liquidity by selling such interests at par. The uncertainties in the credit markets that began in February 2008 have affected the Company’s holdings in ARS investments and auctions for the Company’s investments in these securities have failed to settle on their respective settlement dates. Historically the fair value of ARS investments had approximated par value due to the frequent resets through the auction process. While the Company continues to earn interest on its ARS investments at the maximum contractual rate, these investments are not currently trading and therefore do not currently have a readily determinable market value. Accordingly, the estimated fair value of ARS no longer approximates par value. Consequently, the investments are not currently liquid, and the Company will not be able to access these funds until a future auction of these investments is successful, the issuer redeems the securities or at maturity. Maturity dates for these ARS investments range from 2018 to 2042 with principal distributions occurring on certain securities prior to maturity. To date, principal distributions and maturities of the securities held by the Company have all been at par value. During the three months ended October 5, 2013, $9.1 million of ARS were settled at par. Subsequent to October 5, 2013, $15.9 million of additional ARS were settled at par.

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

The following is a summary of our available for sale securities:

	As of October 5, 2013
	Cost	Unrealized Losses Less Than 12 Months	Unrealized Losses 12 Months or Greater	Estimated Fair Value
	(In thousands)
Short term treasury bills	$11,990	$0	$0	$11,990
Short term certificates of deposit	27,497	0	0	27,497

	$39,487	$0	$0	$39,487

Long term treasury bills	$19,950	$0	$0	$19,950
Long term auction rate securities	31,425	0	4,448	26,977

	$51,375	$0	$4,448	$46,927

	As of July 6, 2013
	Cost	Unrealized Losses Less Than 12 Months	Unrealized Losses 12 Months or Greater	Estimated Fair Value
	(In thousands)
Short term treasury bills	$11,990	$0	$0	$11,990
Short term certificates of deposit	26,955	0	0	26,955

	$38,945	$0	$0	$38,945

Long term treasury bills	$19,950	$0	$0	$19,950
Long term auction rate securities	40,475	0	6,244	34,231

	$60,425	$0	$6,244	$54,181

	As of September 29, 2012
	Cost	Unrealized Losses Less Than 12 Months	Unrealized Losses 12 Months or Greater	Estimated Fair Value
	(In thousands)
Short term treasury bills	$36,944	$0	$0	$36,944
Short term certificates of deposit	27,479	0	0	27,479

	$64,423	$0	$0	$64,423

Long term treasury bills	$19,950	$0	$0	$19,950
Long term auction rate securities	48,100	0	6,727	41,373

	$68,050	$0	$6,727	$61,323

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

As of October 5, 2013, the Company held financial instruments that are measured at fair value on a recurring basis. These included cash equivalents and available for sale securities. Cash equivalents consist of money market funds. Short term available for sale securities consist of government treasury bills and certificates of deposit. Long term available for sale securities consist of government treasury bills and ARS. These ARS consist of federally insured student loan backed securities and insured municipal authority bonds.

The Company determined the estimated fair value of its investment in ARS as of October 5, 2013 by reviewing trading activity for similar securities in secondary markets as well as by using a discounted cash flow model. The assumptions used in preparing the discounted cash flow model include estimates for liquidity (average of LIBOR + 2.77%), interest rates (weighted average of 0.2%), timing (range from 0.08 – 15 years), credit ratings and amount of cash flows and expected holding periods of the ARS and recent trading activity in the secondary marketplace.

The following items are measured at fair value on a recurring basis as of October 5, 2013:

Description	October 5, 2013	Using Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
	Fair value measurements at reporting date
	(In thousands)
Cash equivalents	$46,397	$46,397	$0	$0
Current available for sale securities	39,487	11,990	27,497	0
Non-current available for sale securities	46,927	19,950	0	26,977

Total	$132,811	$78,337	$27,497	$26,977

The following items are measured at fair value on a recurring basis as of September 29, 2012:

Description	September 29, 2012	Using Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
	Fair value measurements at reporting date
	(In thousands)
Cash equivalents	$46,392	$46,392	$0	$0
Current available for sale securities	64,423	36,944	27,479	0
Non-current available for sale securities	61,323	19,950	0	41,373

Total	$172,138	$103,286	$27,479	$41,373

During the quarter ended October 5, 2013, there were no transfers of assets and liabilities between Level 1 (quoted prices in active markets for identical assets) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy. An impairment charge has been recorded in accumulated other comprehensive income that reduces the carrying amount of the applicable non-current assets of $31.4 million to their fair value of $27.0 million as of October 5, 2013. The following table presents the Company’s activity for assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended October 5, 2013:

Investments in ARS
(In thousands)
Balance as of July 6, 2013	$34,231
Total gains or (losses) (realized or unrealized)
Included in net loss	0
Included in accumulated other comprehensive income	1,796
Settlements	(9,050)

Balance as of October 5, 2013	$26,977

Non-Financial Assets:

The Company measures certain non-financial assets and liabilities, including long-lived assets, at fair value on a non-recurring basis. During the three months ended October 5, 2013 and September 29, 2012, the Company recorded impairment charges of approximately $0.2 million and $0.1 million, respectively, related to under-performing stores. The following table presents the Company’s considerations of at-risk assets for the three month periods ended October 5, 2013 and September 29, 2012, respectively:

Three Months Ended
	October 5, 2013	September 29, 2012
Number of stores identified as at risk and evaluated for impairment	20	11
Total carrying amount of stores identified as at risk prior to any impairment charges taken	$3.1 million	$1.7 million
Less: impairment charges recorded during the period	0.2 million	0.1 million

Remaining carrying amount of stores identified as at risk after impairment charges taken	$2.9 million	$1.6 million
Number of stores considered at risk, but not impaired	17	10
Total carrying amount of stores identified as at risk, but not impaired	$2.7 million	$1.6 million

The fair market value of these assets was determined using the income approach and level 3 inputs, which required management to make significant estimates about future operating plans and projected cash flows. Management estimates the amount and timing of future cash flows based on its experience and knowledge of the retail market in which each store operates. The assumptions used in preparing the discounted cash flow model and the related sensitivity analysis around the discounted cash flow model include estimates for weighted average cost of capital (11.0%) and annual revenue growth rates (range from 1.4 – 6.0%). As of October 5, 2013, the stores not impaired had undiscounted cash flows that exceeded their net carrying amount at a weighted average of 280% for the three month period ended October 5, 2013. As of September 29, 2012, for the three months ended September 29, 2012, the stores not impaired had undiscounted cash flows that exceeded their net carrying amount at a weighted average of 347%.

This impairment charge is included in selling, general and administrative expenses (“SG&A”) in the accompanying condensed consolidated statements of operations and comprehensive income (loss). The Company was not required to measure any other significant non-financial assets and liabilities at fair value.

INVENTORIES

The Company’s inventories consisted of:

	As of
	October 5, 2013	July 6, 2013	September 29, 2012
	(In thousands)
Raw materials	$1,193	$1,965	$1,140
Merchandise available for sale	37,188	31,897	40,354

Inventories, net	$38,381	$33,862	$41,494

CREDIT FACILITIES

The Company has an unsecured commercial line of credit agreement which provides for borrowings and issuance of letters of credit of up to a combined total of $10.0 million and expires on May 14, 2014. The outstanding balance bears interest at either the bank’s reference rate (which was 3.25% as of October 5, 2013) or the LIBOR rate (which was 0.18% as of October 5, 2013) plus 1.75 percentage points. As of October 5, 2013, there were no outstanding cash borrowings or trade letters of credit outstanding and a $3.0 million outstanding stand-by letter of credit. During the three months ended October 5, 2013 there were no cash borrowings under the line of credit and to date, no beneficiary has drawn upon the stand-by letter of credit.

This credit facility requires the Company to comply with certain financial covenants, including minimum tangible net worth and unencumbered liquid assets, and contains certain restrictions on making loans and investments. As of October 5, 2013, the Company was in compliance with all covenants in the credit agreement.

INCOME TAXES

Deferred income taxes arise from temporary differences between the tax and financial statement recognition of revenue and expenses. The Company regularly assesses the need for a valuation allowance against its deferred tax assets. In evaluating whether it is more likely than not that some or all of the Company’s deferred tax assets will not be realized, it considers all available positive and negative evidence, including recent year’s operational results which is objectively verifiable evidence. As a result of its evaluation of the realizability of its deferred tax assets as of October 5, 2013, the Company continues to believe, based upon all available evidence, that it is more likely than not that the majority of its deferred tax assets will continue to not be realized. Accordingly, the majority of the tax benefit related to the current quarter losses is not recognized. As a result, the Company’s effective tax rate for the first quarter of fiscal 2014 is not comparable to the effective tax rate for the first quarter of fiscal 2013. The Company will continue to maintain a valuation allowance against its deferred tax assets until the Company believes it is more likely than not that these assets will be realized in the future. If sufficient positive evidence arises in the future indicating that all or a portion of the deferred tax assets meet the more likely than not standard, the valuation allowance will be reversed accordingly in the period that such determination is made.

EARNINGS PER SHARE

Basic earnings per share is computed as net earnings divided by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur from common shares issuable through the exercise of dilutive stock options.

The following is a reconciliation of the number of shares used in the basic and diluted earnings per share computations:

	Three Months Ended
	October 5, 2013	September 29, 2012
	(In thousands)
Basic weighted average number of shares outstanding	79,053	84,378
Incremental shares from the assumed issuance of stock options	0	0

Diluted weighted average number of shares outstanding	79,053	84,378

Excluded from the computation of the number of diluted weighted average shares outstanding were options to purchase 4,978,011 and 4,960,172 shares of common stock for the three months ended October 5, 2013 and September 29, 2012, respectively, which would have been anti-dilutive. The decrease in the number of weighted shares outstanding from the first quarter of fiscal 2013 primarily relates to the common stock repurchases made in the second and third quarters of fiscal 2013.

COMMON STOCK PURCHASES

In November 2012, the board of directors authorized a program to repurchase up to $30 million of the Company’s common stock. The Company intends, from time to time, as business conditions warrant, to purchase stock in the open market or through private transactions. Purchases may be increased, decreased or discontinued at any time without prior notice. The plan does not obligate the Company to repurchase any specific number of shares and may be suspended at any time at the Company’s discretion. No shares were repurchased during the three months ended October 5, 2013 or September 29, 2012.

STOCK BASED COMPENSATION

The following table summarizes the stock based compensation expense recognized under the Company’s stock plan during the three months ended October 5, 2013 and September 29, 2012:

	Three Months Ended
	October 5, 2013	September 29, 2012
	(In thousands)
Stock options	$507	$626
Nonvested stock awards/units	401	126

Total stock based compensation expense	$908	$752

Unrecognized compensation cost related to nonvested stock options and nonvested stock awards/units totaled approximately $2.4 million and $2.2 million, respectively, as of October 5, 2013. This cost is expected to be recognized over a weighted average period of 2.7 years. The weighted average fair value of stock options at their grant date during the three months ended October 5, 2013 and September 29, 2012 was $1.79 and $1.78, respectively.

During the three month period ended October 5, 2013, as part of the total long term executive incentive plan, the Company’s Board of Directors granted a target performance award of 132,138 restricted stock units (“RSU”) to certain members of its senior executive team that contained a market-based performance condition in addition to service component. These RSUs vest after three years from the date of grant and the grants ultimately awarded will be based upon the performance percentage, which can range from 0 – 200% of the target performance award grant. The RSUs ultimately awarded upon vesting are based on the Company’s performance relative to peer group companies’ two year compound annual growth rate of total shareholder return. Total shareholder return is measured based on a comparison of the closing price on June 30, 2013, the day prior to the performance period beginning, and the closing price on June 30, 2015, the last day of the performance period. Total shareholder return will include the effect of dividends paid during the performance period. The fair value of these RSUs at their grant date was $6.83 and was estimated on the date of grant using a Monte Carlo simulation model that included valuation inputs for expected volatility (41%), risk free interest rate (0.38%), dividend yield (1.8%) and correlation (22%).

LEGAL MATTERS

As of the date of this filing, the Company is involved in ongoing legal proceedings as described below.

A former employee sued the Company in a complaint filed July 27, 2006 in the Superior Court of California, San Mateo County (Case No. CIV 456550) alleging a failure to pay all wages, failure to pay overtime wages, failure to pay minimum wages, failure to provide meal periods, violation of Labor Code §450, violation of Labor Code §2802 and California Code of Regulations §11040(9)(A), statutory wage violations (late payment of wages), unlawful business practices under Business and Professions Code §16720 and §17200, conversion of wages and violation of Civil Code §52.1. The plaintiff purports to bring the action also on behalf of current and former California bebe employees who are similarly situated. The lawsuit seeks compensatory, statutory, punitive, restitution and injunctive relief. In September 2011, the Court certified a class of store managers who allege they were required to buy and wear our product as a condition of employment and denied certification relating to claims of missed meal periods and rest breaks. Accordingly, the Court directed for a trial only on the claim that the employees were required to buy and wear our product. The Court has not yet set a trial date.

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

Subsequent to the date of the balance sheet, October 5, 2013, but prior to the date of this filing, the Company signed an agreement settling a breach of contract lawsuit filed by the Company in California Superior Court, County of San Francisco (Plaintiff: bebe Stores, inc., case number CGC-12-525116). In this matter, the Company alleged defendant(s) failed to send catalogues to a number of the Company’s clients and claimed associated damages. The settlement agreement provided for, among other items: (1) no party admitting to any wrongdoing, (2) the complete dismissal with prejudice of all claims and all cross and counter claims, (3) all parties assuming their own costs and expenses and (4) a payment to the Company of $500,000.

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

OVERVIEW

We are a global specialty retailer who designs, develops and produces a distinctive line of contemporary women’s apparel and accessories. We are a global fashion brand that believes feeling sexy and looking great are the cornerstones of confidence for today’s sophisticated woman. Our expert designs and personal retail experience aim to help our clients look and feel their sexiest. The bebe customer expects value in the form of current fashion and high quality at a competitive price.

Our distinctive product offering includes a full range of separates, tops, dresses, active wear and accessories to satisfy her every day wardrobe needs across all occasions. We design and develop the majority of our merchandise in-house, which is manufactured to our specifications. The remainder of our merchandise is sourced directly from third-party manufacturers.

We market our products under the bebe, BEBE SPORT, bbsp and 2b bebe brand names through our 235 retail stores, of which 184 are bebe stores, including an on-line store at www.bebe.com, and 51 are 2b bebe stores, including an on-line store at www.2bstores.com, as of October 5, 2013. These stores are located in 34 states, the District of Columbia, Puerto Rico, the U.S. Virgin Islands and Canada. In addition, our licensees operate 112 international point-of-sale locations in 26 countries as of October 5, 2013. During the three months ended October 5, 2013, we opened 1 2b bebe store and closed 6 bebe and 2 2b bebe stores.

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

2b bebe stores. Our 2b bebe stores focus on fun and flirty everyday lifestyle offerings for our aspirational buyers. As of October 5, 2013, we operated a total of 51 2b bebe stores, including an on-line store at www.2bstores.com. Of these, 17 are mall based stores that sell 2b bebe merchandise only and 33 are outlet stores that sell a mix of 2b bebe, bebe logo and bebe retail markdown merchandise. www.2bstores.com is our 2b bebe on-line retail store and an extension of the 2b bebe store experience that provides a complete assortment of 2b bebe merchandise and is also used as a vehicle to communicate with our customers.

CRITICAL ACCOUNTING POLICIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations are based upon our consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America.

The preparation of these financial statements requires the appropriate application of certain accounting policies, many of which require us to make estimates and assumptions about future events and their impact on amounts reported in our financial statements and related notes. Since future events and their impact cannot be determined with certainty, the actual results will inevitably differ from our estimates. Such differences could be material to the financial statements. We believe our application of accounting policies, and the estimates inherently required therein, are reasonable. Our most critical accounting policies are those related to revenue recognition, stock based compensation, inventories, marketable securities, impairment of long lived assets and income taxes. We continually evaluate these accounting policies and estimates, and we make adjustments when facts and circumstances dictate a change. Our accounting policies are described in Note 1 to the consolidated financial statements in our annual report on Form 10-K for the fiscal year ended July 6, 2013. This discussion and analysis should be read in conjunction with such discussion and with our condensed consolidated financial statements and related notes included in Part 1, Item 1 of this quarterly report.

RESULTS OF OPERATIONS

Our fiscal year is a 52 or 53 week period, each period ending on the first Saturday after June 30. Fiscal 2014 includes 52 weeks and fiscal 2013 includes 53 weeks. The three months ended October 5, 2013 and September 29, 2012 each include 13 weeks.

The following table sets forth certain financial data as a percentage of net sales for the periods indicated:

	Three Months Ended
	October 5, 2013	September 29, 2012
Net sales	100.0%	100.0%
Cost of sales, including production and occupancy (1)	64.4	63.9

Gross margin	35.6	36.1
Selling, general and administrative expenses (2)	43.8	39.4

Operating loss	(8.2)	(3.3)
Interest and other income, net	0.1	0.2

Loss before income taxes	(8.1)	(3.1)
Income tax benefit	(0.1)	(0.9)

Net loss	(8.0)%	(2.2%)

(1)	Cost of sales includes the cost of merchandise, occupancy costs, distribution center costs and production costs.
(2)	Selling, general and administrative expenses primarily consist of non-occupancy store costs, corporate overhead and advertising costs.

Net Sales. Net sales decreased to $114.1 million during the three months ended October 5, 2013 from $117.1 million for the comparable period of the prior year, a decrease of $3.0 million, or 2.6%. The decrease in net sales was primarily due to a decrease in comparable store sales during the quarter coupled with store closures during the quarter. On-line store sales increased 18.0% for the quarter. The increase in e-commerce sales was driven by increased sales of both bebe and 2b bebe brand merchandise. Comparable store sales for the quarter ended October 5, 2013 decreased 2.8% compared to a decrease of 8.7% in the first quarter of the prior year and a decrease of 7.1% in the fourth quarter of fiscal 2013. The sequential improvement in sales was driven by slight improvement in both traffic and conversion.

	Three Months Ended
	October 5, 2013	September 29, 2012
Net sales (In thousands)	$114,127	$117,091
Total net sales decrease percentage	(2.6)%	(7.3%)
Comparable store decrease percentage (1)	(2.8)%	(8.7%)
Net sales per average square foot (2)	$92	$95
Square footage at end of period (In thousands)	945	1,001
Number of store locations:
Beginning of period	242	252
New store locations	1	5
Closed store locations	8	7
Number of stores open at end of period	235	250

(1)	We calculate comparable store sales by including the net sales of stores that have been open at least one year. Therefore, a store is included in the comparable store sales base beginning with its thirteenth month. Stores that have been expanded or remodeled by 15 percent or more or have been permanently relocated are excluded from the comparable store sales base. In addition, we calculate comparable store sales using a same day sales comparison. Our on-line store sales are also included in our comparable store sales base. The inclusion of our on-line store sales increased the comparable store sales percentage by 2.5% and 0.3% for the three months ended October 5, 2013 and September 29, 2012, respectively.
(2)	We calculate net sales per average square foot using net store sales less on-line net sales and monthly average store square footage.

Gross Margin. Gross margin decreased to $40.6 million during the three months ended October 5, 2013 from $42.3 million for the comparable period of the prior year, a decrease of $1.7 million, or 4.0%. As a percentage of net sales, gross margin decreased to 35.6% for the three months ended October 5, 2013 from 36.1% in the comparable period of the prior year. The decrease in gross margin as a percentage of net sales was primarily due to increased markdowns to clear through legacy products.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $50.1 million during the three months ended October 5, 2013 from $46.2 million for the comparable period of the prior year, an increase of $3.9 million, or 8.4%. As a percentage of net sales, selling, general and administrative expenses increased to 43.9% during the three months ended October 5, 2013 from 39.4% in the comparable period of the prior year. The dollar and percentage increase over the prior year was primarily due to the earlier timing of marketing events and internal sales conference expenses.

Provision for Income Taxes. The tax rate for the first quarter of fiscal 2014 was 1.6% compared to 30.0% for the comparable period of the prior year. Due to the existence of the valuation allowance, the majority of the tax benefit related to the current quarter losses is not recognized. As a result, the Company’s effective tax rate for the first quarter of fiscal 2014 is not comparable to the effective tax rate for the first quarter of fiscal 2013.

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

LIQUIDITY AND CAPITAL RESOURCES

Our working capital requirements vary widely throughout the year and generally peak during the first and second fiscal quarters. As of October 5, 2013, we had approximately $164.4 million of cash and equivalents and investments on hand of which $78.0 million were cash and equivalents, approximately $31.9 million were invested in government treasury bills, approximately $27.5 million were invested in certificates of deposit and approximately $27.0 million, net of temporary impairment charges of $4.4 million, were invested in auction rate securities (“ARS”). We do not anticipate the lack of liquidity in the ARS to impact our ability to fund our operations in the foreseeable future and believe we have sufficient cash and equivalents to fund ongoing operations. In addition, we have a revolving line of credit, under which we may borrow or issue letters of credit up to a combined total of $10 million. As of October 5, 2013, there were no cash borrowings outstanding under the line of credit, no trade letters of credit outstanding and a $3.0 million stand-by letter of credit outstanding. This credit facility requires us to comply with certain financial covenants, including minimum tangible net worth and unencumbered liquid assets, and certain restrictions on making loans and investments. We are in compliance with all covenants.

As of October 5, 2013, we had cash and equivalents of $78.0 million held in accounts managed by third-party financial institutions consisting of invested cash and cash in our operating accounts. The invested cash is invested in interest bearing funds managed by third-party financial institutions. These funds invest in direct obligations of the government of the United States. To date, we have experienced no loss or lack of access to our invested cash or equivalents; however, we can provide no assurances that access to our invested cash and equivalents will not be impacted by adverse conditions in the financial markets.

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

Net cash used by operating activities for the three months ended October 5, 2013 was $11.2 million compared to net cash used by operating activities of $10.7 million for the three months ended September 29, 2012. The increase of $0.5 million from the comparable period was due to lower overall net income offset by a change in working capital. The decrease of $7.3 million in working capital was primarily related to decreased inventory expenditures.

Net cash provided by investing activities for the three months ended October 5, 2013 was $4.4 million compared to $3.9 million provided by investing activities for the three months ended September 29, 2012. The increase of $0.5 million versus the prior year comparable period was primarily due to proceeds from sale of investment securities combined with decreased investments in property and equipment. We expect that total capital expenditures will be approximately $25 million in fiscal 2014, which will include capital expenditures for new stores, remodels, store expansions, information technology systems and office improvements.

Net cash used by financing activities was $1.9 million for the three months ended October 5, 2013 compared to $2.0 million used by financing activities for the three months ended September 29, 2012. The decrease of $0.1 million from the prior year comparable period was primarily due to a smaller dividend payout as a result of repurchases of our common stock made in the prior year.

We hold a variety of interest bearing ARS consisting of federally insured student loan backed securities and insured municipal authority bonds. As of October 5, 2013, our ARS portfolio totaled approximately $27.0 million classified as available for sale securities. As of that date, our ARS portfolio included approximately 89% federally insured student loan backed securities and 11% municipal authority bonds and consisted of approximately 10% AAA rated investments, 24% AA rated investments, 18% A rated investments, 26% BBB rated investments and 22% CCC rated investments. As of July 6, 2013, the Company’s ARS consisted of 21% AAA rated investments, 19% AA rated investments, 23% A rated investments, 20% BBB rated investments and 17% CCC rated investments. These ARS investments are intended to provide liquidity via an auction process that resets the applicable interest rate at predetermined calendar intervals, allowing investors to either roll over their holdings or gain immediate liquidity by selling such interests at par. The uncertainties in the credit markets that began in February 2008 have affected our holdings in ARS investments and auctions for our investments in these securities have failed to settle on their respective settlement dates. Historically the fair value of ARS investments had approximated par value due to the frequent resets through the auction process. While we continue to earn interest on our ARS investments at the maximum contractual rate, these investments are not currently trading and therefore do not currently have a readily determinable market value. Accordingly, the estimated fair value of ARS no longer approximates par value. Consequently, the investments are not currently liquid, and we will not be able to access these funds until a future auction of these investments is successful, the issuer redeems the securities, or at maturity. Maturity dates for these ARS investments range from 2018 to 2042 with principal distributions occurring on certain securities prior to maturity. During the three months ended October 5, 2013, $9.1 million of ARS were settled at par. Subsequent to the end of our first fiscal quarter, $15.9 million of additional ARS were settled at par.

We also hold short-term available for sale securities totaling $39.5 million at October 5, 2013 that consist of treasury bills and certificates of deposit as well as long-term available for sale securities totaling $46.9 million that consist of ARS and treasury bills.

In November 2012, our board of directors authorized a program to repurchase up to $30 million of our common stock. We intend, from time to time, as business conditions warrant, to purchase stock in the open market or through private transactions. Purchases may be increased, decreased or discontinued at any time without prior notice. The plan does not obligate us to repurchase any specific number of shares and may be suspended at any time at our discretion. No shares were repurchased during the three months ended October 5, 2013 and September 29, 2012.

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

All highly liquid investments with a maturity of three months or less at the date of purchase are considered to be cash equivalents. Investments are considered short-term available for sale securities if the original maturity is between three months and twelve months, or long term investments if the original maturity is greater than twelve months. Historically the fair value of ARS investments had approximated par value due to the frequent resets through the auction process. While we continue to earn interest on our ARS investments at the maximum contractual rate, these investments are not currently trading and therefore do not currently have a readily determinable market value. Accordingly, the estimated fair value of ARS no longer approximates par value. We determined the estimated fair value of our investment in ARS as of October 5, 2013 using a discounted cash flow model to estimate the fair value of our investments in ARS. The assumptions used in preparing the discounted cash flow model include estimates for interest rates, timing and amount of cash flows and expected holding periods of the ARS. We have modified our investment strategy and increased our investments in more liquid money market investments.

The following table lists our cash, cash equivalents and investments as of October 5, 2013:

Fair Value
(Dollars in thousands)
Cash	$31,613
Weighted average interest rate	0.00%
Cash equivalents	$46,397
Weighted average interest rate	0.10%
Current available for sale securities	$39,487
Weighted average interest rate	1.09%
Non-current available for sale securities	$46,927
Weighted average interest rate	0.21%
Total	$164,424

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

There has been no change in our internal control over financial reporting during the quarter ended October 5, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Factors that might cause our actual results to differ materially from the forward looking statements discussed elsewhere in this report, as well as affect our ability to achieve our financial and other goals, include, but are not limited to, those set forth below. Except for the addition of the security risk factor, there have been no material changes in our risk factors from those disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended July 6, 2013.

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

6. We cannot assure that future store openings will be successful and new store openings may impact existing stores. We expect to open approximately 2 stores for bebe and 2b bebe in fiscal 2014 as well as up to 20 international licensee operated point-of-sale locations. In the past, we have closed stores as a result of poor performance, and we cannot assure that the stores that we plan to open in fiscal 2014, or any other stores that we might open in the future, will be successful or that our overall operating profit will increase as a result of opening these stores. During fiscal 2013, we closed 20 stores, and during fiscal 2014, we anticipate closing approximately 11 bebe stores, 5 2b bebe stores and have closed 32 unproductive and immaterial international shop-in-shop locations in Israel. Most of our domestic new store openings in fiscal 2014 will be in existing markets. These openings may affect the existing stores’ net sales and profitability. Our failure to predict accurately the demographic or retail environment at any future store location could have a material adverse effect on our business, financial condition and results of operations.

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

9. Because Manny Mashouf beneficially owns a substantial portion of the outstanding shares, other shareholders may not be able to influence the direction the company takes. As of October 31, 2013, Manny Mashouf, our founder and Chairman of the Board, beneficially owned approximately 59% of the outstanding shares of our common stock. As a result, he can control the election of directors and the outcome of all issues submitted to the shareholders. This may make it more difficult for a third party to acquire shares, may discourage acquisition bids, and could limit the price that certain investors might be willing to pay for shares of common stock. This concentration of stock ownership may have the effect of delaying, deferring or preventing a change in control of our company.

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

17. We may be required to record losses in future quarters as a result of the decline in value of our investments in auction rates securities or as a result of a change in our ability to hold our investments in auction rate securities. We hold a variety of interest bearing ARS comprised of federally insured student loan backed securities and insured municipal authority bonds. These ARS investments are intended to provide liquidity via an auction process that resets the applicable interest rate at predetermined calendar intervals, allowing investors to either roll over their holdings or gain immediate liquidity by selling such interests at par. The recent uncertainties in the credit markets that began in February 2008 have affected our holdings in ARS investments and the majority of auctions for our investments in these securities have failed to settle on their respective settlement dates. Consequently, $27.0 million of our ARS are not currently liquid and we will not be able to access these funds until a future auction of these investments is successful or securities are purchased or redeemed outside of the auction process. Maturity dates for these ARS investments range from 2018 to 2042, with principal distributions occurring on certain securities prior to maturity.

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

Dated November 14, 2013

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