Form 10-Q
period 2014-01-04
bebe stores, inc.
filed 2014-02-13
CIK 1059272

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 4, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding as of January 31, 2014 was 79,174,920.

bebe stores, inc.

PART I.        FINANCIAL INFORMATION

ITEM 1.        Condensed Consolidated Financial Statements
bebe stores, inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(unaudited)

	As of January 4, 2014	As of July 6, 2013	As of December 29, 2012
Assets:
Current assets:
Cash and equivalents	$130,862	$86,965	$92,653
Available for sale securities	21,977	38,945	64,086
Receivables (net of allowance of $97, $97 and $1,356)	7,780	7,051	8,436
Inventories, net	31,877	33,862	37,421
Deferred income taxes, net	168	—	4,609
Prepaid and other	13,819	13,543	21,694
Total current assets	206,483	180,366	228,899
Available for sale securities	11,124	54,181	59,240
Property and equipment, net	99,593	104,720	112,595
Deferred income taxes, net	1,166	1,188	24,486
Intangible asset	917	912	912
Other assets	3,524	3,449	4,009
Total assets	$322,807	$344,816	$430,141
Liabilities and Shareholders’ Equity:
Current liabilities:
Accounts payable	$15,127	$18,209	$13,076
Accrued liabilities	30,404	29,647	30,028
Income taxes payable	150	—	—
Deferred income taxes, net	535	553	—
Total current liabilities	46,216	48,409	43,104
Deferred rent and other lease incentives	31,866	36,358	37,531
Uncertain tax positions	383	549	2,280
Total liabilities	78,465	85,316	82,915
Commitments and contingencies
Shareholders’ equity:
Preferred stock-authorized 1,000,000 shares at $0.001 par value per share; no shares issued and outstanding	—	—	—
Common stock-authorized 135,000,000 shares at $0.001 par value per share; issued and outstanding 79,173,655, 79,040,866 and 82,622,158 shares	79	79	83
Additional paid-in capital	140,251	138,307	142,368
Accumulated other comprehensive income	2,257	784	2,439
Retained earnings	101,755	120,330	202,336
Total shareholders’ equity	244,342	259,500	347,226
Total liabilities and shareholders’ equity	$322,807	$344,816	$430,141
See accompanying notes to condensed consolidated financial statements.

bebe stores, inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	January 4, 2014	December 29, 2012	January 4, 2014	December 29, 2012
Net sales	$129,974	$135,535	$244,101	$252,626
Cost of sales, including production and occupancy	86,319	89,607	159,826	164,423
Gross margin	43,655	45,928	84,275	88,203
Selling, general and administrative expenses	49,265	53,393	99,341	99,588
Operating loss	(5,610)	(7,465)	(15,066)	(11,385)
Interest and other income, net	86	219	244	452
Loss before income taxes	(5,524)	(7,246)	(14,822)	(10,933)
Income tax benefit	(59)	(2,427)	(203)	(3,533)
Net loss	$(5,465)	$(4,819)	$(14,619)	$(7,400)
Basic per share amounts:
Net loss	$(0.07)	$(0.06)	$(0.18)	$(0.09)
Diluted per share amounts:
Net loss	$(0.07)	$(0.06)	$(0.18)	$(0.09)
Basic weighted average shares outstanding	79,119	84,054	79,087	84,216
Diluted weighted average shares outstanding	79,119	84,054	79,087	84,216
Other comprehensive income (loss)
Gain (loss) on available for sale securities	$(3)	$467	$1,793	$1,638
Foreign currency translation adjustments	991	(633)	(321)	649
Other comprehensive income (loss)	988	(166)	1,472	2,287
Comprehensive loss	$(4,477)	$(4,985)	$(13,147)	$(5,113)
See accompanying notes to condensed consolidated financial statements.

bebe stores, inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Six Months Ended
	January 4, 2014	December 29, 2012
Cash flows from operating activities:
Net loss	$(14,619)	$(7,400)
Adjustments to reconcile net loss to cash used by operating activities:
Non-cash compensation expense	1,772	1,206
Depreciation and amortization	10,067	10,404
Non-cash charge for asset impairment	904	1,817
Net loss (gain) on disposal of property	(849)	994
Tax benefit from exercise of stock options and awards	252	84
Excess tax benefit from exercise of stock options and awards	(62)	(1)
Deferred rent and other lease incentives	(2,522)	(47)
Deferred income taxes	(397)	13
Changes in operating assets and liabilities:
Receivables	(736)	761
Inventories	1,986	(4,129)
Prepaid expenses and other	(334)	(4,117)
Accounts payable	(1,685)	(1,664)
Accrued liabilities	1,157	(984)
Long term income taxes payable	(166)	44
Net cash used by operating activities	(5,232)	(3,019)
Cash flows from investing activities:
Purchase of property and equipment	(8,372)	(14,994)
Purchase of marketable securities	—	(44,080)
Proceeds from sales of investment securities	61,590	59,423
Net cash provided by investing activities	53,218	349
Cash flows from financing activities:
Proceeds from issuance of common stock	172	113
Excess tax benefit from exercise of stock options and awards	62	1
Cash dividends paid	(3,956)	(4,219)
Purchase of common stock	—	(5,438)
Net cash used by financing activities	(3,722)	(9,543)
Net increase (decrease) in cash and equivalents	44,264	(12,213)
Effect of exchange rate changes on cash	(367)	(116)
Cash and equivalents:
Beginning of period	86,965	104,982
End of period	$130,862	$92,653
See accompanying notes to condensed consolidated financial statements.

bebe stores, inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
INTERIM FINANCIAL STATEMENTS
The accompanying condensed consolidated balance sheets of bebe stores, inc. (the “Company”) as of January 4, 2014, July 6, 2013 and December 29, 2012, the condensed consolidated statements of operations and comprehensive loss for the three and six months ended January 4, 2014 and December 29, 2012 and the condensed consolidated statements of cash flows for the six months ended January 4, 2014 and December 29, 2012 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X, without audit. Accordingly, they do not include all of the information required by accounting principles generally accepted in the United States of America for annual financial statements. Therefore, these condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended July 6, 2013.
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
The three month periods ended January 4, 2014 and December 29, 2012 each include 13 weeks. The six month periods ended January 4, 2014 and December 29, 2012 each include 26 weeks.
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
INVESTMENTS
The Company’s investment portfolio consists of treasury bills, certificates of deposit and auction rate securities. The Company held short term available for sale securities totaling $22.0 million as of January 4, 2014, that consisted entirely of certificates of deposit at cost which approximates fair value. The Company also holds long term available for sale securities at fair value totaling $11.1 million as of January 4, 2014, that consisted entirely of interest bearing auction rate securities (“ARS”).
The Company holds a variety of interest bearing ARS consisting of federally insured student loan backed securities and insured municipal authority bonds. As of January 4, 2014, the Company’s ARS portfolio totaled approximately $11.1 million classified as available for sale securities, net of a temporary impairment charge of $4.5 million. As of that date, the Company’s ARS portfolio included approximately 77% federally insured student loan backed securities and 23% municipal authority bonds and consisted of approximately 36% A rated investments, 19% BBB rated investments and 45% CCC rated investments. As of July 6, 2013, the Company’s ARS consisted of 21% AAA rated investments, 19% AA rated investments, 23% A rated investments, 20% BBB rated investments and 17% CCC rated investments. These ARS investments are intended to provide liquidity via an auction process that resets the applicable interest rate at predetermined calendar intervals, allowing investors to either roll over their holdings or gain immediate liquidity by selling such interests at par. The uncertainties in the credit markets that began in February 2008 have affected the Company’s holdings in ARS investments and auctions for the Company’s investments in these securities have failed to settle on their respective settlement dates. Historically the fair value of ARS investments had approximated par value due to the frequent resets through the auction process. While the Company continues to earn interest on its ARS investments at the maximum contractual rate, these investments are not currently trading and therefore do not currently have a readily determinable market value. Accordingly, the estimated fair value of ARS no longer approximates par value. Consequently, the investments are not currently liquid, and the Company will not be able to access these funds until a future auction of these investments is successful, the issuer redeems the securities or at maturity. Maturity dates for these ARS investments range from 2031 to 2033 with principal distributions occurring on certain securities prior to maturity. To date, principal distributions and maturities of the securities held by the Company have all been at par value. During the three and six months ended January 4, 2014, $15.9 million and $24.9 million, respectively, of ARS were settled at par.
The Company reviews its impairments in accordance with guidance issued by the FASB and SEC in order to determine the classification of the impairment as “temporary” or “other-than-temporary”. A temporary impairment charge results in an unrealized loss being recorded in the accumulated other comprehensive income component of shareholders’ equity. Such an unrealized loss does not affect net income for the applicable accounting period. An other-than-temporary impairment charge is recorded as a loss in the condensed consolidated statements of operations and comprehensive loss for the applicable accounting period. When evaluating the investments for other-than-temporary impairment, the Company estimates the expected cash flows of the underlying collateral by reviewing factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and any changes thereto, and the Company’s intent to sell, or whether it is more likely than not it will be required to sell, the investment before recovery of the investment’s amortized cost basis. The Company has not recorded any impairment loss from its available for sale investments as other-than-temporary based on such analysis.
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

The following is a summary of our available for sale securities:

	As of January 4, 2014
	Cost	Unrealized Losses Less Than 12 Months	Unrealized Losses 12 Months or Greater	Estimated Fair Value
	(In thousands)
Short term treasury bills	$—	$—	$—	$—
Short term certificates of deposit	21,977	—	—	21,977
	$21,977	$—	$—	$21,977
Long term treasury bills	$—	$—	$—	$—
Long term auction rate securities	15,575	—	4,451	11,124
	$15,575	$—	$4,451	$11,124

	As of July 6, 2013
	Cost	Unrealized Losses Less Than 12 Months	Unrealized Losses 12 Months or Greater	Estimated Fair Value
	(In thousands)
Short term treasury bills	$11,990	$—	$—	$11,990
Short term certificates of deposit	26,955	—	—	26,955
	$38,945	$—	$—	$38,945
Long term treasury bills	$19,950	$—	$—	$19,950
Long term auction rate securities	40,475	—	6,244	34,231
	$60,425	$—	$6,244	$54,181

	As of December 29, 2012
	Cost	Unrealized Losses Less Than 12 Months	Unrealized Losses 12 Months or Greater	Estimated Fair Value
	(In thousands)
Short term treasury bills	$36,941	$—	$—	$36,941
Short term certificates of deposit	27,145	—	—	27,145
	$64,086	$—	$—	$64,086
Long term treasury bills	$19,950	$—	$—	$19,950
Long term auction rate securities	45,550	—	6,260	39,290
	$65,500	$—	$6,260	$59,240
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
As of January 4, 2014, the Company held financial instruments that are measured at fair value on a recurring basis. These included cash equivalents and available for sale securities. Cash equivalents consist of money market funds. Short term available for sale securities consist of government treasury bills and certificates of deposit. Long term available for sale securities consist of government treasury bills and ARS. These ARS consist of federally insured student loan backed securities and insured municipal authority bonds.
The Company determined the estimated fair value of its investment in ARS as of January 4, 2014 by reviewing trading activity for similar securities in secondary markets as well as by using a discounted cash flow model. The assumptions used in preparing the discounted cash flow model include estimates for liquidity (average of LIBOR +5.45%), interest rates (weighted average of 0.3%), timing (range from 10 – 14 years), credit ratings and amount of cash flows and expected holding periods of the ARS and recent trading activity in the secondary marketplace.
The following items are measured at fair value on a recurring basis as of January 4, 2014:

Description	January 4, 2014	Using Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
	Fair value measurements at reporting date
	(In thousands)
Cash equivalents	$46,409	$46,409	$—	$—
Current available for sale securities	21,977	—	21,977	—
Non-current available for sale securities	11,124	—	—	11,124
Total	$79,510	$46,409	$21,977	$11,124

The following items are measured at fair value on a recurring basis as of December 29, 2012:

Description	December 29, 2012	Using Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
	Fair value measurements at reporting date
	(In thousands)
Cash equivalents	$46,393	$46,393	$—	$—
Current available for sale securities	64,086	36,941	27,145	—
Non-current available for sale securities	59,240	19,950	—	39,290
Total	$169,719	$103,284	$27,145	$39,290

During the quarter ended January 4, 2014, there were no transfers of assets and liabilities between Level 1 (quoted prices in active markets for identical assets) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy. An impairment charge has been recorded in accumulated other comprehensive income that reduces the carrying amount of the applicable non-current assets of $15.6 million to their fair value of $11.1 million as of January 4, 2014.
The following table presents the Company’s activity for assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended January 4, 2014:

	Three months ended January 4, 2014	Six Months Ended January 4, 2014
	(In thousands)
Balance at beginning of period	$26,977	$34,231
Total gains or (losses) (realized or unrealized)
Included in net loss	—	—
Included in accumulated other comprehensive income	3	(1,793)
Settlements	(15,850)	(24,900)
Balance at January 4, 2014	$11,124	$11,124

Non-Financial Assets:
The Company measures certain non-financial assets and liabilities, including long-lived assets, at fair value on a non-recurring basis. During the three months ended January 4, 2014 and December 29, 2012, the Company recorded impairment charges of approximately $0.7 million and $1.7 million, respectively, related to under-performing stores. During the six months ended January 4, 2014 and December 29, 2012, the Company recorded impairment charges of approximately $0.9 million and $1.8 million, respectively, related to under-performing stores.
The following table presents the Company’s considerations of at-risk assets for the three and six month periods ended January 4, 2014 and December 29, 2012, respectively:

	Three Months Ended				Six Months Ended
	January 4, 2014		December 29, 2012		January 4, 2014		December 29, 2012
Number of stores identified as at risk and evaluated for impairment	24		16		26		17
Total carrying amount of stores identified as at risk prior to any impairment charges taken	$4.1	million	$2.8	million	$4.3	million	$2.9	million
Less: impairment charges recorded during the period	$0.7	million	$1.7	million	$0.9	million	$1.8	million
Remaining carrying amount of stores identified as at risk after impairment charges taken	$3.4	million	$1.1	million	$3.4	million	$1.1	million
Number of stores considered at risk, but not impaired	18		3		19		3
Total carrying amount of stores identified as at risk, but not impaired	$3.3	million	$0.8	million	$3.3	million	$0.8	million

The fair market value of these assets was determined using the income approach and level 3 inputs, which required management to make significant estimates about future operating plans and projected cash flows. Management estimates the amount and timing of future cash flows based on its experience and knowledge of the retail market in which each store operates. The assumptions used in preparing the discounted cash flow model and the related sensitivity analysis around the discounted cash flow model include estimates for weighted average cost of capital 11.0% and annual revenue growth rates (range from 1.4% – 6.0%). The stores not impaired had undiscounted cash flows that exceeded their net carrying amount at a weighted average of 145% for the three month period ended January 4, 2014. For the six month period ended January 4, 2014, the stores not impaired had undiscounted cash flows that exceeded their net carrying amount at a weighted average of 154%. For the three and six months ended December 29, 2012, the stores not impaired had undiscounted cash flows that exceeded their net carrying amount at a weighted average of 602%.
The impairment charge is included in selling, general and administrative expenses (“SG&A”) in the accompanying condensed consolidated statements of operations and comprehensive loss. The Company was not required to measure any other significant non-financial assets and liabilities at fair value.
INVENTORIES
The Company’s inventories consisted of:

	As of
	January 4, 2014	July 6, 2013	December 29, 2012
	(In thousands)
Raw materials	$1,048	$1,965	$999
Merchandise available for sale	30,829	31,897	36,422
Inventories, net	$31,877	$33,862	$37,421

CREDIT FACILITIES
The Company has an unsecured commercial line of credit agreement which provides for borrowings and issuance of letters of credit of up to a combined total of $10.0 million. This agreement was amended on February 5, 2014 to reduce the minimum tangible net worth within the financial covenants. This agreement expires on January 31, 2015. The outstanding balance bears interest at either the bank’s reference rate (which was 3.25% as of January 4, 2014) or the LIBOR rate (which was 0.17% as of January 4, 2014) plus 1.75 percentage points. As of January 4, 2014, there were no outstanding cash borrowings or trade letters of credit outstanding and a $3.0 million outstanding stand-by letter of credit. During the three and six months ended January 4, 2014 there were no cash borrowings under the line of credit and to date, no beneficiary has drawn upon the stand-by letter of credit.

As amended, this credit facility requires the Company to comply with certain financial covenants, including minimum tangible net worth and unencumbered liquid assets, and contains certain restrictions on making loans and investments. The Company is in compliance with all covenants in the credit agreement.
INCOME TAXES
Deferred income taxes arise from temporary differences between the tax and financial statement recognition of revenue and expenses. The Company regularly assesses the need for a valuation allowance against its deferred tax assets. In evaluating whether it is more likely than not that some or all of the Company’s deferred tax assets will not be realized, it considers all available positive and negative evidence, including recent year’s operational results which is objectively verifiable evidence. As a result of its evaluation of the realizability of its deferred tax assets as of January 4, 2014, the Company continues to believe, based upon all available evidence, that it is more likely than not that the majority of its deferred tax assets will continue to not be realized. Accordingly, the majority of the tax benefit related to the current quarter losses is not recognized. As a result, the Company’s effective tax rate for the second quarter of fiscal 2014 is not comparable to the effective tax rate for the second quarter of fiscal 2013. The Company will continue to maintain a valuation allowance against its deferred tax assets until the Company believes it is more likely than not that these assets will be realized in the future. If sufficient positive evidence arises in the future indicating that all or a portion of the deferred tax assets meet the more likely than not standard, the valuation allowance will be reversed accordingly in the period that such determination is made.
EARNINGS PER SHARE
Basic earnings per share is computed as net earnings divided by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur from common shares issuable through the exercise of dilutive stock options.

The following is a reconciliation of the number of shares used in the basic and diluted earnings per share computations:

	Three Months Ended		Six Months Ended
	January 4, 2014	December 29, 2012	January 4, 2014	December 29, 2012
	(In thousands)
Basic weighted average number of shares outstanding	79,119	84,054	79,087	84,216
Incremental shares from the assumed issuance of stock options	—	—	—	—
Diluted weighted average number of shares outstanding	79,119	84,054	79,087	84,216
Excluded from the computation of the number of diluted weighted average shares outstanding were options to purchase 5,293,313 and 5,201,743 shares of common stock for the three months ended January 4, 2014 and December 29, 2012, respectively, and 4,947,432 and 5,047,859 for the six months ended January 4, 2014 and December 29, 2012, respectively, which would have been anti-dilutive. The decrease in the number of weighted shares outstanding for the six months ended January 4, 2014 from the comparable period of fiscal 2013 primarily relates to the common stock repurchases made in the second and third quarters of fiscal 2013.
COMMON STOCK PURCHASES
In November 2012, the board of directors authorized a program to repurchase up to $30 million of the Company’s common stock. The Company intends, from time to time, as business conditions warrant, to purchase stock in the open market or through private transactions. Purchases may be increased, decreased or discontinued at any time without prior notice. The plan does not obligate the Company to repurchase any specific number of shares and may be suspended at any time at the Company’s discretion. No shares were repurchased during the three or the six months ended January 4, 2014. During the three and six months ended December 29, 2012, the Company repurchased approximately 1.8 million shares at an average price per share of $3.81 for an aggregate purchase price of approximately $6.8 million. Of the repurchases made in the three and six month periods ending December 29, 2012, $1.4 million of cash settlement was made after December 29, 2012.

STOCK BASED COMPENSATION
The following table summarizes the stock based compensation expense recognized under the Company’s stock plan during the three and the six months ended January 4, 2014 and December 29, 2012:

	Three Months Ended		Six Months Ended
	January 4, 2014	December 29, 2012	January 4, 2014	December 29, 2012
	(In thousands)
Stock options	$352	$342	$859	$968
Nonvested stock awards/units	512	112	913	238
Total stock based compensation expense	$864	$454	$1,772	$1,206
Unrecognized compensation cost related to nonvested stock options and nonvested stock awards/units totaled approximately $2.0 million and $2.2 million, respectively, as of January 4, 2014. This cost is expected to be recognized over a weighted average period of 2.7 years. There were no stock options granted during the three months ended January 4, 2014. The weighted average fair value of stock options at their grant date during the three months ended December 29, 2012 was $1.23. During the six month periods ended January 4, 2014 and December 29, 2012, the weighted average fair value of stock options at their grant date was $1.79 and $1.39, respectively.
During the six month period ended January 4, 2014, as part of the total long term executive incentive plan, the Company’s Board of Directors granted a target performance award of 132,138 restricted stock units (“RSU”) to certain members of its senior executive team that contained a market-based performance condition in addition to a service component. These RSUs vest after three years from the date of grant and the grants ultimately awarded will be based upon the performance percentage, which can range from 0 – 200% of the target performance award grant. The RSUs ultimately awarded upon vesting are based on the Company’s performance relative to peer group companies’ two year compound annual growth rate of total shareholder return. Total shareholder return is measured based on a comparison of the closing price on June 30, 2013, the day prior to the performance period beginning, and the closing price on June 30, 2015, the last day of the performance period. Total shareholder return will include the effect of dividends paid during the performance period. The fair value of these RSUs at their grant date was $6.83 and was estimated on the date of grant using a Monte Carlo simulation model that included valuation inputs for expected volatility 41%, risk free interest rate 0.38%, dividend yield 1.8% and correlation to peer group companies of 22%.
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

A customer named Melita Meyer sued the Company in a complaint filed January 16, 2014 in the United States District Court for the Northern District of California (Civil Action No. C14-267 DMR) alleging negligent violations of the Telephone Consumer Protection Act (47 U.S.C. §§227 et seq.), knowing and/or willful violations of the Telephone Consumer Protection Act (47 U.S.C. §§227 et seq.) and violations of California’s unfair competition law (California Business and Professions Code §§ 17200, et seq.)  The plaintiff purports to bring the action also on behalf of all others similarly situated.  The lawsuit seeks statutory and injunctive relief.  The Company was served with the lawsuit on January 31, 2014.  The Company is investigating the allegations and preparing a response.

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
We market our products under the bebe, BEBE SPORT, bbsp and 2b bebe brand names through our 232 retail stores, of which 182 are bebe stores, including an e-commerce store at www.bebe.com, and 50 are 2b bebe stores, including an e-commerce store at www.2bstores.com, as of January 4, 2014. These stores are located in 34 states, the District of Columbia, Puerto Rico, the U.S. Virgin Islands and Canada. In addition, our licensees operate 109 international point-of-sale locations in 26 countries as of January 4, 2014. During the six months ended January 4, 2014, we opened 1 2b bebe store and closed 8 bebe and 3 2b bebe stores.
bebe stores. We were founded by Manny Mashouf, our Chairman of the Board. We opened our first store in San Francisco, California in 1976, which was also the year we incorporated. www.bebe.com is our bebe e-commerce retail store and an extension of the bebe store experience that provides a complete assortment of bebe and BEBE SPORT merchandise and is used as a vehicle to communicate with our customers.
2b bebe stores. Our 2b bebe stores focus on fun and flirty everyday lifestyle offerings for our aspirational buyers. As of January 4, 2014, we operated a total of 50 2b bebe stores, including an e-commerce store at www.2bstores.com. Of these, 17 are mall based stores that sell 2b bebe merchandise only and 32 are outlet stores that sell a mix of 2b bebe, bebe logo and bebe retail markdown merchandise. We plan to convert all outlet signs from 2b to bebe outlet by the end of May 2014 and will start to introduce made for outlet products in the fourth quarter of fiscal 2014. www.2bstores.com is our 2b bebe e-commerce retail store and an extension of the 2b bebe store experience that provides a complete assortment of 2b bebe merchandise and is also used as a vehicle to communicate with our customers.

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
RESULTS OF OPERATIONS
Our fiscal year is a 52 or 53 week period, each period ending on the first Saturday after June 30. Fiscal 2014 includes 52 weeks and fiscal 2013 includes 53 weeks. The three months ended January 4, 2014 and December 29, 2012 each include 13 weeks. The six months ended January 4, 2014 and December 29, 2012 each include 26 weeks.
The following table sets forth certain financial data as a percentage of net sales for the periods indicated:

	Three Months Ended		Six Months Ended
	January 4, 2014	December 29, 2012	January 4, 2014	December 29, 2012
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales, including production and occupancy (1)	66.4	66.1	65.5	65.1
Gross margin	33.6	33.9	34.5	34.9
Selling, general and administrative expenses (2)	37.9	39.4	40.7	39.4
Operating loss	(4.3)	(5.5)	(6.2)	(4.5)
Interest and other income, net	0.1	0.2	0.1	0.2
Loss before income taxes	(4.2)	(5.3)	(6.1)	(4.3)
Income tax benefit	—	(1.8)	(0.1)	(1.4)
Net loss	(4.2)%	(3.5)%	(6.0)%	(2.9)%
_____________________

(1)	Cost of sales includes the cost of merchandise, occupancy costs, distribution center costs and production costs.

(2)	Selling, general and administrative expenses primarily consist of non-occupancy store costs, corporate overhead and advertising costs.
Net Sales. Net sales decreased to $130.0 million during the three months ended January 4, 2014 from $135.5 million for the comparable period of the prior year, a decrease of $5.6 million, or 4.1%. The decrease in net sales was primarily due to a decrease in comparable store sales during the quarter coupled with store closures during the quarter. E-commerce store sales increased 16.3% for the quarter. The increase in e-commerce sales was driven by increases in both traffic and merchandise acceptance. Comparable store sales for the quarter ended January 4, 2014 decreased 1.9% compared to a decrease of 10.5% in the second quarter of the prior year and a decrease of 2.8% in the first quarter of fiscal 2014. The sequential improvement in comparable store sales was driven by improvement in both traffic and conversion.
For the six months ended January 4, 2014, net sales decreased to $244.1 million from $252.6 million for the comparable period of the prior year, a decrease of $8.5 million, or 3.4%. The decrease in net sales was primarily due to a 2.3% decrease in comparable store sales coupled with store closures. E-commerce store sales increased 17.0% for the six month period. The increase in e-commerce sales was driven by increases in both traffic and merchandise acceptance.

	Three Months Ended		Six Months Ended
	January 4, 2014	December 29, 2012	January 4, 2014	December 29, 2012
Net sales (In thousands)	$129,974	$135,535	$244,101	$252,626
Total net sales decrease percentage	(4.1)%	(10.9)%	(3.4)%	(9.2)%
Comparable store decrease percentage (1)	(1.9)%	(10.5)%	(2.3)%	(9.7)%
Net sales per average square foot (2)	$107	$108	$199	$202
Square footage at end of period (In thousands)	927	1,002	927	1,002
Number of store locations:
Beginning of period	235	250	242	252
New store locations	—	1	1	6
Closed store locations	3	1	11	8
Number of stores open at end of period	232	250	232	250
 _____________________

(1)
We calculate comparable store sales by including the net sales of stores that have been open at least one year. Therefore, a store is included in the comparable store sales base beginning with its thirteenth month. Stores that have been expanded or remodeled by 15 percent or more or have been permanently relocated are excluded from the comparable store sales base. In addition, we calculate comparable store sales using a same day sales comparison. Our e-commerce store sales are also included in our comparable store sales base. The inclusion of our e-commerce store sales increased the comparable store sales percentage by 2.8% and 1.9% for the three months ended January 4, 2014 and December 29, 2012, respectively. For the six months ended January 4, 2014 and December 29, 2012, the inclusion of our e-commerce store sales increased the comparable store sales 2.7% and 1.1%, respectively.

(2)	We calculate net sales per average square foot using net store sales less e-commerce net sales and monthly average store square footage.
Gross Margin. Gross margin decreased to $43.7 million during the three months ended January 4, 2014 from $45.9 million for the comparable period of the prior year, a decrease of $2.3 million, or 4.9%. As a percentage of net sales, gross margin decreased to 33.6% for the three months ended January 4, 2014 from 33.9% in the comparable period of the prior year. The decrease in gross margin as a percentage of net sales was primarily due to an increase in markdowns to clear through legacy products as well as heightened promotional activities throughout the holiday season.
For the six months ended January 4, 2014, gross margin decreased to $84.3 million from $88.2 million for the comparable period of the prior year, a decrease of $3.9 million, or 4.5%. As a percentage of net sales, gross margin decreased to 34.5% for the six months ended January 4, 2014 from 34.9% in the comparable period of the prior year. The decrease in gross margin as a percentage of net sales was primarily due to an increase in markdowns to clear through legacy products as well as heightened promotional activities throughout the holiday season.
Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased to $49.3 million during the three months ended January 4, 2014 from $53.4 million for the comparable period of the prior year, a decrease of $4.1 million, or 7.7%. As a percentage of net sales, selling, general and administrative expenses decreased to 37.9% during the three months ended January 4, 2014 from 39.4% in the comparable period of the prior year. The decrease in selling, general and administrative expenses in the second quarter of fiscal 2014 is a result of gains on disposal of property, lower store impairment charges, decreases in contractor and professional fees costs and a legal settlement benefit, offset in part by planned increases in advertising expenses.
For the six months ended January 4, 2014, selling, general and administrative expenses decreased to $99.3 million from $99.6 million for the comparable period of the prior year, a decrease of $0.2 million or 0.2%. As a percentage of net sales, selling, general, and administrative expenses increased to 40.7% from 39.4% in the comparable period in the prior year. The decrease in dollars of selling, general and administrative expenses in fiscal 2014 is a result of gains on disposal of property, decreases in contractor and professional fees costs, lower store impairment charges and a legal settlement benefit, offset in part by planned increases in advertising expenses.
Provision for Income Taxes. The tax rate for the second quarter of fiscal 2014 was 1.06% compared to 33.5% for the comparable period of the prior year. Due to the existence of the valuation allowance, the majority of the tax benefit related to the current quarter losses is not recognized. As a result, the Company’s effective tax rate for the second quarter of fiscal 2014 is not comparable to the effective tax rate for the second quarter of fiscal 2013.

For the six months ended January 4, 2014, our effective tax rate was 1.37% compared to 32.3% for the comparable period of the prior year. Due to the existence of the valuation allowance, the majority of the tax benefit related to the current fiscal year to date losses is not recognized. As a result, the Company’s effective tax rate for the six months ended January 4, 2014 is not comparable to the effective tax rate for the six months ended December 29, 2012.

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
LIQUIDITY AND CAPITAL RESOURCES
Our working capital requirements vary widely throughout the year and generally peak during the first and second fiscal quarters. As of January 4, 2014, we had approximately $164.0 million of cash and equivalents and investments on hand of which $130.9 million were cash and equivalents, approximately $22.0 million were invested in certificates of deposit and approximately $11.1 million, net of temporary impairment charges of $4.5 million, were invested in auction rate securities (“ARS”). We do not anticipate the lack of liquidity in the ARS to impact our ability to fund our operations in the foreseeable future and believe we have sufficient cash and equivalents to fund ongoing operations. In addition, we have a revolving line of credit, under which we may borrow or issue letters of credit up to a combined total of $10 million. As of January 4, 2014, there were no cash borrowings outstanding under the line of credit, no trade letters of credit outstanding and a $3.0 million stand-by letter of credit outstanding. This credit facility requires us to comply with certain financial covenants, including minimum tangible net worth and unencumbered liquid assets, and certain restrictions on making loans and investments. We are in compliance with all covenants under the credit facility.
As of January 4, 2014, we had cash and equivalents of $130.9 million held in accounts managed by third-party financial institutions consisting of invested cash and cash in our operating accounts. The invested cash is invested in interest bearing funds managed by third-party financial institutions. These funds invest in direct obligations of the government of the United States. To date, we have experienced no loss or lack of access to our invested cash or equivalents; however, we can provide no assurances that access to our invested cash and equivalents will not be impacted by adverse conditions in the financial markets.
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
Net cash used by operating activities for the six months ended January 4, 2014 was $5.2 million compared to net cash used by operating activities of $3.0 million for the six months ended December 29, 2012. The increase of $2.2 million from the comparable period was due to lower overall net income offset by a change in working capital. The decrease of $10.3 million in working capital was primarily related to decreased inventory expenditures.
Net cash provided by investing activities for the six months ended January 4, 2014 was $53.2 million compared to $0.3 million provided by investing activities for the six months ended December 29, 2012. The increase of $52.9 million versus the prior year comparable period was primarily due to proceeds from sale of investment securities combined with decreased investments in property and equipment. We expect that total capital expenditures will be approximately $25 million in fiscal 2014, which will include capital expenditures for new stores, remodels, store expansions, information technology systems and office improvements.
Net cash used by financing activities was $3.7 million for the six months ended January 4, 2014 compared to $9.5 million used by financing activities for the six months ended December 29, 2012. The decrease of $5.8 million from the prior year comparable period was primarily due to repurchases of our common stock made in the prior year.
We hold a variety of interest bearing ARS consisting of federally insured student loan backed securities and insured municipal authority bonds. As of January 4, 2014, our ARS portfolio totaled approximately $11.1 million classified as available for sale securities. As of that date, our ARS portfolio included approximately77% federally insured student loan backed securities and 23% municipal authority bonds and consisted of approximately 36% A rated investments, 19% BBB rated investments and 45% CCC rated investments. As of July 6, 2013, the Company’s ARS consisted of 21% AAA rated investments, 19% AA rated investments, 23% A rated investments, 20% BBB rated investments and 17% CCC rated investments. These ARS investments are intended to provide liquidity via an auction process that resets the applicable interest rate at predetermined calendar intervals, allowing investors to either roll over their holdings or gain immediate liquidity by selling such interests at par. The uncertainties in the credit markets that began in February 2008 have affected our holdings in ARS investments and auctions for our investments in these securities have failed to settle on their respective settlement dates. Historically the fair value of ARS investments had approximated par value due to the frequent resets through the auction process. While we continue to earn interest on our ARS investments at the maximum contractual rate, these investments are not currently trading and therefore do not currently have a readily determinable market value. Accordingly, the estimated fair value of ARS no longer approximates par value. Consequently, the investments are not currently liquid, and we will not be able to access these funds until a future auction of these investments is successful, the issuer redeems the securities, or at maturity. Maturity dates for these ARS investments range from 2031 to 2033 with principal distributions occurring on certain securities prior to maturity. During the three and six months ended January 4, 2014, $15.9 million and $24.9 million, respectively, of ARS were settled at par.
We also hold short-term available for sale securities totaling $22.0 million at January 4, 2014 that consist of certificates of deposit as well as long-term available for sale securities totaling $11.1 million that consist of ARS.
In November 2012, our board of directors authorized a program to repurchase up to $30 million of our common stock. We intend, from time to time, as business conditions warrant, to purchase stock in the open market or through private transactions. Purchases may be increased, decreased or discontinued at any time without prior notice. The plan does not obligate us to repurchase any specific number of shares and may be suspended at any time at our discretion. No shares were repurchased during the three and six months ended January 4, 2014. During the three and six months ended December 29, 2012, the Company repurchased approximately 1.8 million shares at an average pricer per share of $3.81 for an aggregate purchase price of approximately $6.8 million. Of the repurchases made in the three and six month periods ending December 29, 2012, $1.4 million of cash settlement was made after December 29, 2012.
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
All highly liquid investments with a maturity of three months or less at the date of purchase are considered to be cash equivalents. Investments are considered short-term available for sale securities if the original maturity is between three months and twelve months, or long term investments if the original maturity is greater than twelve months. Historically the fair value of ARS investments had approximated par value due to the frequent resets through the auction process. While we continue to earn interest on our ARS investments at the maximum contractual rate, these investments are not currently trading and therefore do not currently have a readily determinable market value. Accordingly, the estimated fair value of ARS no longer approximates par value. We determined the estimated fair value of our investment in ARS as of January 4, 2014 by reviewing trading activity for similar securities in secondary markets as well as by using a discounted cash flow model to estimate the fair value of our investments in ARS. The assumptions used in preparing the discounted cash flow model include estimates for interest rates, timing and amount of cash flows and expected holding periods of the ARS. We have modified our investment strategy and increased our investments in more liquid money market investments.

The following table lists our cash, cash equivalents and investments as of January 4, 2014:

Fair Value
(Dollars in thousands)
Cash	$84,453
Weighted average interest rate	0.00%
Cash equivalents	$46,409
Weighted average interest rate	0.10%
Current available for sale securities	$21,977
Weighted average interest rate	1.51%
Non-current available for sale securities	$11,124
Weighted average interest rate	0.27%
Total	$163,963
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
There has been no change in our internal control over financial reporting during the quarter ended January 4, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
6. We cannot assure that future store openings will be successful and new store openings may impact existing stores. We expect to open approximately one 2b bebe store in fiscal 2014 as well as up to 20 international licensee operated point-of-sale locations. In the past, we have closed stores as a result of poor performance, and we cannot assure that the stores that we plan to open in fiscal 2014, or any other stores that we might open in the future, will be successful or that our overall operating profit will increase as a result of opening these stores. During fiscal 2013, we closed 20 stores, and during fiscal 2014, we anticipate closing approximately 14 bebe stores and 4 2b bebe stores and have closed 32 unproductive and immaterial international shop-in-shop locations in Israel. Most of our domestic new store openings in fiscal 2014 will be in existing markets. These openings may affect the existing stores’ net sales and profitability. Our failure to predict accurately the demographic or retail environment at any future store location could have a material adverse effect on our business, financial condition and results of operations.
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
9. Because Manny Mashouf beneficially owns a substantial portion of the outstanding shares, other shareholders may not be able to influence the direction the company takes. As of January 31, 2014, Manny Mashouf, our founder and Chairman of the Board, beneficially owned approximately 59% of the outstanding shares of our common stock. As a result, he can control the election of directors and the outcome of all issues submitted to the shareholders. This may make it more difficult for a third party to acquire shares, may discourage acquisition bids, and could limit the price that certain investors might be willing to pay for shares of common stock. This concentration of stock ownership may have the effect of delaying, deferring or preventing a change in control of our company.
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
11. We are subject to risks associated with our e-commerce sales. We operate e-commerce stores at www.bebe.com and www.2bstores.com to sell our merchandise. Although our e-commerce sales encompass a relatively small percentage of our total sales, our e-commerce operations are subject to numerous risks, including unanticipated operating problems, reliance on third-party computer software providers and system failures. The e-commerce operations also involve other risks that could have an impact on our results of operations including but not limited to diversion of sales from our other stores, rapid technological change, liability for on-line content, credit card fraud and loss of sensitive data. We cannot assure that our e-commerce stores will continue to achieve sales and profitability growth or even remain at their current level.
12. We are subject to cyber-security risks and may incur increasing costs in an effort to minimize those risks and to respond to cyber incidents. There is an increased dependence on digital technologies by public companies and an increasing frequency and severity of cyber incidents. Our business involves the storage and transmission of customers’ personal information, consumer preferences and credit card information. We also use mobile devices, social networking and other e-commerce activities to connect with our customers. We have a program in place to detect and respond to data security incidents. To date, all incidents we have experienced have been insignificant. If we experience a significant data security breach or fail to detect and appropriately respond to a significant data security breach, we could be exposed to government enforcement actions and private litigation. In addition, our customers could lose confidence in our ability to protect their personal information, which could cause them to discontinue usage of our clubbebe loyalty program, or stop shopping with us altogether. The loss of confidence from a significant data security breach involving team members could hurt our reputation, cause team member recruiting and retention challenges, increase our labor costs and affect how we operate our business.
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
17. We may be required to record losses in future quarters as a result of the decline in value of our investments in auction rates securities or as a result of a change in our ability to hold our investments in auction rate securities. We hold a variety of interest bearing ARS comprised of federally insured student loan backed securities and insured municipal authority bonds. These ARS investments are intended to provide liquidity via an auction process that resets the applicable interest rate at predetermined calendar intervals, allowing investors to either roll over their holdings or gain immediate liquidity by selling such interests at par. The recent uncertainties in the credit markets that began in February 2008 have affected our holdings in ARS investments and the majority of auctions for our investments in these securities have failed to settle on their respective settlement dates. Consequently, $11.1 million of our ARS are not currently liquid and we will not be able to access these funds until a future auction of these investments is successful or securities are purchased or redeemed outside of the auction process. Maturity dates for these ARS investments range from 2031 to 2033, with principal distributions occurring on certain securities prior to maturity.
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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Not applicable.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.    OTHER INFORMATION
Not applicable.

ITEM 6.    EXHIBITS
(a) Exhibits. The following is a list of exhibits filed as part of this Report on Form 10-Q.

Exhibit	Description

10.31	Fifth Amendment to Credit Agreement and Revolving Line of Credit Note between Registrant and Wells Fargo dated February 5, 2014.

31.1	Section 302 Certification of Chief Executive Officer.

31.2	Section 302 Certification of Chief Financial Officer.

32.1	Section 906 Certification of Chief Executive Officer.

32.2	Section 906 Certification of Chief Financial Officer.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Presentation Linkbase

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date February 13, 2014

bebe stores, inc.

/s/ Liyuan Woo
Liyuan Woo, Chief Financial Officer and Principal Accounting Officer

EXHIBIT INDEX

Exhibit Number	Description

10.31	Fifth Amendment to Credit Agreement and Revolving Line of Credit Note between Registrant and Wells Fargo dated February 5, 2014

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 906 Certification of Chief Executive Officer

32.2	Section 906 Certification of Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Presentation Linkbase