Form 10-Q
period 2014-04-05
bebe stores, inc.
filed 2014-05-15
CIK 1059272

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 5, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding as of April 30, 2014 was 79,434,423.

bebe stores, inc.

PART I.        FINANCIAL INFORMATION

ITEM 1.        Condensed Consolidated Financial Statements
bebe stores, inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(unaudited)

	As of April 5, 2014	As of July 6, 2013	As of April 6, 2013
Assets:
Current assets:
Cash and equivalents	$115,940	$86,965	$81,839
Available for sale securities	11,504	38,945	41,084
Receivables (net of allowance of $97, $97 and $120)	4,620	7,051	8,261
Inventories, net	31,919	33,862	36,006
Deferred income taxes, net	171	—	—
Prepaid and other	14,260	13,543	18,796
Total current assets	178,414	180,366	185,986
Available for sale securities	11,506	54,181	58,621
Property and equipment, net	96,146	104,720	112,112
Deferred income taxes, net	1,222	1,188	633
Intangible asset	917	912	912
Other assets	3,896	3,449	3,807
Total assets	$292,101	$344,816	$362,071
Liabilities and Shareholders’ Equity:
Current liabilities:
Accounts payable	$14,096	$18,209	$16,638
Accrued liabilities	26,873	29,647	26,194
Income taxes payable	172	—	—
Deferred income taxes, net	611	553	—
Total current liabilities	41,752	48,409	42,832
Deferred rent and other lease incentives	30,791	36,358	37,485
Uncertain tax positions	230	549	894
Total liabilities	72,773	85,316	81,211
Commitments and contingencies
Shareholders’ equity:
Preferred stock-authorized 1,000,000 shares at $0.001 par value per share; no shares issued and outstanding	—	—	—
Common stock-authorized 135,000,000 shares at $0.001 par value per share; issued and outstanding 79,434,558, 79,040,866 and 78,931,881 shares	79	79	79
Additional paid-in capital	142,196	138,307	136,783
Accumulated other comprehensive income	1,559	784	981
Retained earnings	75,494	120,330	143,017
Total shareholders’ equity	219,328	259,500	280,860
Total liabilities and shareholders’ equity	$292,101	$344,816	$362,071
See accompanying notes to condensed consolidated financial statements.

bebe stores, inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	April 5, 2014	April 6, 2013	April 5, 2014	April 6, 2013
Net sales	$93,470	$112,905	$337,571	$365,531
Cost of sales, including production and occupancy	68,178	79,327	228,004	243,750
Gross margin	25,292	33,578	109,567	121,781
Selling, general and administrative expenses	49,679	52,191	149,021	151,779
Operating loss	(24,387)	(18,613)	(39,454)	(29,998)
Interest and other income, net	19	251	263	703
Loss before income taxes	(24,368)	(18,362)	(39,191)	(29,295)
Income tax (benefit)/provision	(92)	30,907	(295)	27,375
Net loss	$(24,276)	$(49,269)	$(38,896)	$(56,670)
Basic per share amounts:
Net loss	$(0.31)	$(0.62)	$(0.49)	$(0.68)
Diluted per share amounts:
Net loss	$(0.31)	$(0.62)	$(0.49)	$(0.68)
Basic weighted average shares outstanding	79,303	80,108	79,159	82,778
Diluted weighted average shares outstanding	79,303	80,108	79,159	82,778
Dividends declared per share	$0.025	$0.025	$0.075	$0.075

Other comprehensive income (loss)
Gain (loss) on available for sale securities	$382	$(619)	$2,175	$1,020
Foreign currency translation adjustments	(1,080)	(839)	(1,400)	(190)
Other comprehensive income (loss)	(698)	(1,458)	775	830
Comprehensive loss	$(24,974)	$(50,727)	$(38,121)	$(55,840)
See accompanying notes to condensed consolidated financial statements.

bebe stores, inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Nine Months Ended
	April 5, 2014	April 6, 2013
Cash flows from operating activities:
Net loss	$(38,896)	$(56,670)
Adjustments to reconcile net loss to cash used by operating activities:
Non-cash compensation expense	3,152	1,977
Depreciation and amortization	15,189	16,039
Non-cash charge for asset impairment	3,805	2,910
Net loss (gain) on disposal of property	(682)	869
Tax benefit from exercise of stock options and awards	794	88
Excess tax benefit from exercise of stock options and awards	(223)	(1)
Deferred income taxes	(935)	28,401
Changes in operating assets and liabilities:
Receivables	2,424	387
Inventories	1,943	(2,714)
Prepaid expenses and other	(1,111)	(968)
Accounts payable	(2,930)	1,502
Accrued liabilities	(3,875)	(3,497)
Deferred rent and other lease incentives	(3,429)	(43)
Long term income taxes payable	(319)	(1,342)
Net cash used by operating activities	(25,093)	(13,062)
Cash flows from investing activities:
Purchase of property and equipment	(11,761)	(20,782)
Purchase of marketable securities	—	(54,545)
Proceeds from sales of investment securities	71,270	92,251
Net cash provided by investing activities	59,509	16,924
Cash flows from financing activities:
Proceeds from issuance of common stock	737	133
Excess tax benefit from exercise of stock options and awards	223	1
Cash dividends paid	(5,941)	(6,242)
Purchase of common stock	—	(21,229)
Net cash used by financing activities	(4,981)	(27,337)
Net increase (decrease) in cash and equivalents	29,435	(23,475)
Effect of exchange rate changes on cash	(460)	332
Cash and equivalents:
Beginning of period	86,965	104,982
End of period	$115,940	$81,839
See accompanying notes to condensed consolidated financial statements.

bebe stores, inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
INTERIM FINANCIAL STATEMENTS
The accompanying condensed consolidated balance sheets of bebe stores, inc. (the “Company”) as of April 5, 2014, July 6, 2013 and April 6, 2013, the condensed consolidated statements of operations and comprehensive loss for the three and nine months ended April 5, 2014 and April 6, 2013 and the condensed consolidated statements of cash flows for the nine months ended April 5, 2014 and April 6, 2013 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X, without audit. Accordingly, they do not include all of the information required by accounting principles generally accepted in the United States of America for annual financial statements. Therefore, these condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended July 6, 2013.
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
The three month periods ended April 5, 2014 and April 6, 2013 each include 13 weeks and 14 weeks, respectively. The nine month periods ended April 5, 2014 and April 6, 2013 each include 39 weeks and 40 weeks, respectively.
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
INVESTMENTS
The Company’s investment portfolio consists of treasury bills, certificates of deposit and auction rate securities. The Company held short term available for sale securities totaling $11.5 million as of April 5, 2014, that consisted entirely of certificates of deposit at cost which approximates fair value. The Company also holds long term available for sale securities at fair value totaling $11.5 million as of April 5, 2014, that consisted entirely of interest bearing auction rate securities (“ARS”).
The Company holds a variety of interest bearing ARS consisting of federally insured student loan backed securities and insured municipal authority bonds. As of April 5, 2014, the Company’s ARS portfolio totaled approximately $11.5 million and is classified as available for sale securities, net of a temporary impairment charge of $4.1 million. As of that date, the Company’s ARS portfolio included approximately 77% federally insured student loan backed securities and 23% municipal authority bonds and consisted of approximately 36% A rated investments, 19% BBB rated investments and 45% CCC rated investments. As of July 6, 2013, the Company’s ARS consisted of 21% AAA rated investments, 19% AA rated investments, 23% A rated investments, 20% BBB rated investments and 17% CCC rated investments. These ARS investments are intended to provide liquidity via an auction process that resets the applicable interest rate at predetermined calendar intervals, allowing investors to either roll over their holdings or gain immediate liquidity by selling such interests at par. The uncertainties in the credit markets that began in February 2008 have affected the Company’s holdings in ARS investments and auctions for the

Company’s investments in these securities have failed to settle on their respective settlement dates. Historically the fair value of ARS investments had approximated par value due to the frequent resets through the auction process. While the Company continues to earn interest on its ARS investments at the maximum contractual rate, these investments are not currently trading and therefore do not currently have a readily determinable market value. Accordingly, the estimated fair value of ARS no longer approximates par value. Consequently, the investments are not currently liquid, and the Company will not be able to access these funds until a future auction of these investments is successful, the issuer redeems the securities or at maturity. Maturity dates for these ARS investments range from 2031 to 2033 with principal distributions occurring on certain securities prior to maturity. To date, principal distributions and maturities of the securities held by the Company have all been at par value. There were no settlements during the three months ended April 5, 2014. During the nine months ended April 5, 2014, $24.9 million of ARS were settled at par.
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

The following is a summary of our available for sale securities:

	As of April 5, 2014
	Cost	Unrealized Losses Less Than 12 Months	Unrealized Losses 12 Months or Greater	Estimated Fair Value
	(In thousands)
Short term certificates of deposit	$11,504	$—	$—	$11,504
	$11,504	$—	$—	$11,504
Long term auction rate securities	$15,575	$—	$4,069	$11,506
	$15,575	$—	$4,069	$11,506

	As of July 6, 2013
	Cost	Unrealized Losses Less Than 12 Months	Unrealized Losses 12 Months or Greater	Estimated Fair Value
	(In thousands)
Short term treasury bills	$11,990	$—	$—	$11,990
Short term certificates of deposit	26,955	—	—	26,955
	$38,945	$—	$—	$38,945
Long term treasury bills	$19,950	$—	$—	$19,950
Long term auction rate securities	40,475	—	6,244	34,231
	$60,425	$—	$6,244	$54,181

	As of April 6, 2013
	Cost	Unrealized Losses Less Than 12 Months	Unrealized Losses 12 Months or Greater	Estimated Fair Value
	(In thousands)
Short term treasury bills	$11,977	$—	$—	$11,977
Short term certificates of deposit	29,107	—	—	29,107
	$41,084	$—	$—	$41,084
Long term treasury bills	$19,950	$—	$—	$19,950
Long term auction rate securities	45,550	—	6,879	38,671
	$65,500	$—	$6,879	$58,621
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
As of April 5, 2014, the Company held financial instruments that are measured at fair value on a recurring basis. These included cash equivalents and available for sale securities. Cash equivalents consist of money market funds. Short term available for sale securities consist of government treasury bills and certificates of deposit. Long term available for sale securities consist of government treasury bills and ARS. These ARS consist of federally insured student loan backed securities and insured municipal authority bonds.
The Company determined the estimated fair value of its investment in ARS as of April 5, 2014 by reviewing trading activity for similar securities in secondary markets as well as by using a discounted cash flow model. The assumptions used in preparing the discounted cash flow model include estimates for liquidity (average of LIBOR +4.97%), interest rates (weighted average of 0.3%), timing (range from 10 – 14 years), credit ratings and amount of cash flows and expected holding periods of the ARS and recent trading activity in the secondary marketplace.
The following items are measured at fair value on a recurring basis as of April 5, 2014:

Description	April 5, 2014	Using Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
	Fair value measurements at reporting date
	(In thousands)
Cash equivalents	$49,118	$49,118	$—	$—
Current available for sale securities	11,504	—	11,504	—
Non-current available for sale securities	11,506	—	—	11,506
Total	$72,128	$49,118	$11,504	$11,506

The following items are measured at fair value on a recurring basis as of April 6, 2013:

Description	April 6, 2013	Using Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
	Fair value measurements at reporting date
	(In thousands)
Cash equivalents	$46,430	$46,430	$—	$—
Current available for sale securities	41,084	11,977	29,107	—
Non-current available for sale securities	58,621	19,950	—	38,671
Total	$146,135	$78,357	$29,107	$38,671

During the quarter ended April 5, 2014, there were no transfers of assets and liabilities between Level 1 (quoted prices in active markets for identical assets) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy. An impairment charge has been recorded in accumulated other comprehensive income that reduces the carrying amount of the applicable non-current assets of $15.6 million to their fair value of $11.5 million as of April 5, 2014.
The following table presents the Company’s activity for assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended April 5, 2014:

	Three months ended April 5, 2014	Nine Months Ended April 5, 2014
	(In thousands)
Balance at beginning of period	$11,124	$34,231
Total gains or (losses) (realized or unrealized)
Included in net loss	—	—
Included in accumulated other comprehensive income	382	2,175
Settlements	—	(24,900)
Balance at April 5, 2014	$11,506	$11,506

Non-Financial Assets:
The Company measures certain non-financial assets and liabilities, including long-lived assets, at fair value on a non-recurring basis. During the three months ended April 5, 2014 and April 6, 2013, the Company recorded impairment charges of approximately $2.9 million and $1.1 million, respectively, related to under-performing stores. During the nine months ended April 5, 2014 and April 6, 2013, the Company recorded impairment charges of approximately $3.8 million and $2.9 million, respectively, related to under-performing stores.
The following table presents the Company’s considerations of at-risk assets for the three and nine month periods ended April 5, 2014 and April 6, 2013, respectively:

	Three Months Ended				Nine Months Ended
	April 5, 2014		April 6, 2013		April 5, 2014		April 6, 2013
Number of stores identified as at risk and evaluated for impairment	24		17		33		29
Total carrying amount of stores identified as at risk prior to any impairment charges taken	$4.9	million	$2.7	million	$6.4	million	$4.9	million
Less: impairment charges recorded during the period	$2.9	million	$1.1	million	$3.8	million	$2.9	million
Remaining carrying amount of stores identified as at risk after impairment charges taken	$2.0	million	$1.6	million	$2.6	million	$2.0	million
Number of stores considered at risk, but not impaired	12		7		16		9
Total carrying amount of stores identified as at risk, but not impaired	$2.0	million	$1.4	million	$2.5	million	$1.8	million

The fair market value of these assets was determined using the income approach and level 3 inputs, which required management to make significant estimates about future operating plans and projected cash flows. Management estimates the amount and timing of future cash flows based on its experience and knowledge of the retail market in which each store operates. The assumptions used in preparing the discounted cash flow model and the related sensitivity analysis around the discounted cash flow model include estimates for weighted average cost of capital 11.0% and annual revenue growth rates (range from 1.4% – 6.0%). The stores not impaired had undiscounted cash flows that exceeded their net carrying amount at a weighted average of 143% for the three month period ended April 5, 2014. For the nine month period ended April 5, 2014, the stores not impaired had undiscounted cash flows that exceeded their net carrying amount at a weighted average of 323%. For the three months ended April 6, 2013, the stores not impaired had undiscounted cash flows that exceeded their net carrying amount at a weighted average of 173%. For the nine month period ended April 6, 2013, the stores not impaired had undiscounted cash flows that exceeded their net carrying amount at a weighted average of 384%.
The impairment charge is included in selling, general and administrative expenses (“SG&A”) in the accompanying condensed consolidated statements of operations and comprehensive loss. The Company was not required to measure any other significant non-financial assets and liabilities at fair value.
INVENTORIES
The Company’s inventories consisted of:

	As of
	April 5, 2014	July 6, 2013	April 6, 2013
	(In thousands)
Raw materials	$1,014	$1,965	$1,899
Merchandise available for sale	30,905	31,897	34,107
Inventories, net	$31,919	$33,862	$36,006

CREDIT FACILITIES
The Company had an unsecured commercial line of credit agreement which provides for borrowings and issuance of letters of credit of up to a combined total of $10.0 million. This agreement was canceled by the Company on May 14, 2014. The outstanding balance bears interest at either the bank’s reference rate (which was 3.25% as of April 5, 2014) or the LIBOR rate (which was 0.15% as of April 5, 2014) plus 1.75 percentage points. As of April 5, 2014, there were no outstanding cash borrowings or trade letters of credit outstanding and a $3.0 million outstanding stand-by letter of credit. During the three and nine months ended April 5, 2014 there were no cash borrowings under the line of credit and to date, no beneficiary has drawn upon the stand-by letter of credit.

As amended, this credit facility required the Company to comply with certain financial covenants, including minimum tangible net worth and unencumbered liquid assets, and contained certain restrictions on making loans and investments. The Company was in compliance with all covenants in the credit agreement as of April 5, 2014.
On May 14, 2014 the Company entered into a secured stand-by letter of credit agreement which provides for issuance of one or more stand-by letters of credit. As of the date of this filing there was one $3.0 million stand-by letter of credit outstanding. To date, no beneficiary has drawn upon the stand-by letter of credit.
INCOME TAXES
Deferred income taxes arise from temporary differences between the tax and financial statement recognition of revenue and expenses. The Company regularly assesses the need for a valuation allowance against its deferred tax assets. In evaluating whether it is more likely than not that some or all of the Company’s deferred tax assets will not be realized, it considers all available positive and negative evidence, including recent year’s operational results which is objectively verifiable evidence. As a result of its evaluation of the realizability of its deferred tax assets as of April 5, 2014, the Company continues to believe, based upon all available evidence, that it is more likely than not that the majority of its deferred tax assets will continue to not be realized. Accordingly, the majority of the tax benefit related to the current quarter losses is not recognized. As a result, the Company’s effective tax rate for the third quarter of fiscal 2014 is not comparable to the effective tax rate for the third quarter of fiscal 2013, which was the quarter in which the valuation allowance was established. The Company will continue to maintain a valuation allowance against its deferred tax assets until the Company believes it is more likely than not that these assets will be realized in the future. If sufficient positive evidence arises in the future indicating that all or a portion of the deferred tax assets meet the more likely than not standard, the valuation allowance will be reversed accordingly in the period that such determination is made.
EARNINGS PER SHARE
Basic earnings per share is computed as net earnings divided by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur from common shares issuable through the exercise of dilutive stock options.

The following is a reconciliation of the number of shares used in the basic and diluted earnings per share computations:

	Three Months Ended		Nine Months Ended
	April 5, 2014	April 6, 2013	April 5, 2014	April 6, 2013
	(In thousands)
Basic weighted average number of shares outstanding	79,303	80,108	79,159	82,778
Incremental shares from the assumed issuance of stock options	—	—	—	—
Diluted weighted average number of shares outstanding	79,303	80,108	79,159	82,778
Excluded from the computation of the number of diluted weighted average shares outstanding were options to purchase 4,908,530 and 6,116,252 shares of common stock for the three months ended April 5, 2014 and April 6, 2013, respectively, and 4,762,138 and 5,439,196 for the nine months ended April 5, 2014 and April 6, 2013, respectively, which would have been anti-dilutive. The decrease in the number of weighted shares outstanding for the nine months ended April 5, 2014 from the comparable period of fiscal 2013 primarily relates to the common stock repurchases made in the second and third quarters of fiscal 2013.
COMMON STOCK PURCHASES
In November 2012, the board of directors authorized a program to repurchase up to $30 million of the Company’s common stock. The Company intends, from time to time, as business conditions warrant, to purchase stock in the open market or through private transactions. Purchases may be increased, decreased or discontinued at any time without prior notice. The plan does not obligate the Company to repurchase any specific number of shares and may be suspended at any time at the

Company’s discretion. No shares were repurchased during the three or the nine months ended April 5, 2014. During the three months ended April 6, 2013, the Company repurchased approximately 3.7 million shares at an average price per share of $3.88 for an aggregate purchase price of approximately $14.4 million. During the nine months ended April 6, 2013, the Company repurchased approximately 5.5 million shares at an average price per share of $3.88 for an aggregate purchase price of approximately $21.2 million.
STOCK BASED COMPENSATION
The following table summarizes the stock based compensation expense recognized under the Company’s stock plan during the three and the nine months ended April 5, 2014 and April 6, 2013:

	Three Months Ended		Nine Months Ended
	April 5, 2014	April 6, 2013	April 5, 2014	April 6, 2013
	(In thousands)
Stock options	$404	$486	$1,263	$1,454
Nonvested stock awards/units	976	285	1,889	523
Total stock based compensation expense	$1,380	$771	$3,152	$1,977
Unrecognized compensation cost related to nonvested stock options and nonvested stock awards/units totaled approximately $1.7 million and $1.9 million, respectively, as of April 5, 2014. This cost is expected to be recognized over a weighted average period of 2.8 years. The weighted average fair value of stock options at their grant date during the three months ended April 5, 2014 and April 6, 2013 was $1.84 and $1.22, respectively. During the nine month periods ended April 5, 2014 and April 6, 2013, the weighted average fair value of stock options at their grant date was $1.80 and $1.32, respectively.
During the nine month period ended April 5, 2014, as part of the total long term executive incentive plan, the Company’s Board of Directors granted a target performance award of 132,138 restricted stock units (“RSU”) to certain members of its senior executive team that contained a market-based performance condition in addition to a service component. These RSUs vest after three years from the date of grant and the grants ultimately awarded will be based upon the performance percentage, which can range from 0 – 200% of the target performance award grant. The RSUs ultimately awarded upon vesting are based on the Company’s performance relative to peer group companies’ two year compound annual growth rate of total shareholder return. Total shareholder return is measured based on a comparison of the closing price on June 30, 2013, the day prior to the performance period beginning, and the closing price on June 30, 2015, the last day of the performance period. Total shareholder return will include the effect of dividends paid during the performance period. The fair value of these RSUs at their grant date was $6.83 and was estimated on the date of grant using a Monte Carlo simulation model that included valuation inputs for expected volatility 41%, risk free interest rate 0.38%, dividend yield 1.8% and correlation to peer group companies of 22%.
LEGAL MATTERS
As of the date of this filing, the Company is involved in ongoing legal proceedings as described below.
A former employee sued the Company in a complaint filed July 27, 2006 in the Superior Court of California, San Mateo County (Case No. CIV 456550) alleging a failure to pay all wages, failure to pay overtime wages, failure to pay minimum wages, failure to provide meal periods, violation of Labor Code §450, violation of Labor Code §2802 and California Code of Regulations §11040(9)(A), statutory wage violations (late payment of wages), unlawful business practices under Business and Professions Code §16720 and §17200, conversion of wages and violation of Civil Code §52.1. The plaintiff purports to bring the action also on behalf of current and former California bebe employees who are similarly situated. We have reported on this case in previous quarterly and yearly reports. On or about March 16, 2014, the parties entered a memorandum of understanding (“MOU”) wherein a proposed settlement of the case was reached, which is consistent with the amount previously accrued. The parties are now pursuing the various required steps associated with effectuating a class action settlement/resolution, which will include court approval among other things.
A customer named sued the Company in a complaint filed January 16, 2014 in the United States District Court for the Northern District of California (Civil Action No. C14-267 DMR) alleging negligent violations of the Telephone Consumer Protection Act (47 U.S.C. §§227 et seq.), knowing and/or willful violations of the Telephone Consumer Protection Act (47

U.S.C. §§227 et seq.) and violations of California’s unfair competition law (California Business and Professions Code §§ 17200, et seq.) for failure to obtain consent prior to sending text messages. The plaintiff purports to bring the action also on behalf of all others similarly situated.  The lawsuit seeks statutory and injunctive relief.  The Company was served with the lawsuit on January 31, 2014.  The Company is investigating the allegations and preparing a response.
On April 29, 2014, another customer filed a complaint against the Company alleging similar claims to the previously mentioned case, also purportedly on behalf of all others similarly situation. The Company has yet to be served this second complaint.
The Company believes that none of the matters referenced above, individually or collectively, should have a material negative effect on the company or its operations.
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
Regarding those unresolved matters, the Company intends to defend itself vigorously against each and all of the claims made. However, the results of any litigation are inherently uncertain. The Company cannot assure you that it will be able to successfully defend itself in these lawsuits. Where required, and/or otherwise appropriate and determinable, the Company has recorded an estimate of potential liabilities that it believes is reasonable. Any estimates may revised as further information becomes available.

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
Our distinctive product offering includes a full range of separates, tops, dresses, active wear and accessories to satisfy our customers' every day wardrobe needs across all occasions. We design and develop the majority of our merchandise in-house, which is manufactured to our specifications. We source the remainder of our merchandise directly from third-party manufacturers.
We market our products under the bebe, BEBE SPORT, bbsp and 2b bebe brand names through our 226 retail stores, of which 176 are bebe stores, including an e-commerce store at www.bebe.com, and 50 are 2b bebe and outlet stores, including an e-commerce store at www.2bstores.com, as of April 5, 2014. These stores are located in 34 states, the District of Columbia, Puerto Rico, the U.S. Virgin Islands and Canada. In addition, our licensees operate 106 international point-of-sale locations in 25 countries as of April 5, 2014. During the nine months ended April 5, 2014, we opened 1 2b bebe store and closed 14 bebe and 3 2b bebe stores.
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
2b bebe stores. Our 2b bebe stores focus on fun and flirty everyday lifestyle offerings for our aspirational buyers. As of April 5, 2014, we operated a total of 50 2b bebe stores, including an e-commerce store at www.2bstores.com. Of these, 32 are outlet stores that sell a mix of 2b bebe, bebe logo and bebe retail markdown merchandise and 17 are mall based stores that sell 2b bebe merchandise only. We plan to convert all outlet signs from 2b to bebe outlet during the fourth quarter of 2014 and will start to introduce made for outlet products. www.2bstores.com is our 2b bebe e-commerce retail store and an extension of the 2b bebe store experience that provides a complete assortment of 2b bebe merchandise and is also used as a vehicle to communicate with our customers.

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
RESULTS OF OPERATIONS
Our fiscal year is a 52 or 53 week period, each period ending on the first Saturday after June 30. Fiscal 2014 includes 52 weeks and fiscal 2013 includes 53 weeks. The three months ended April 5, 2014 includes 13 weeks while the three months ended April 6, 2013 includes 14 weeks. The nine months ended April 5, 2014 includes 39 weeks while the nine months ended April 6, 2013 includes 40 weeks. The inclusion of 14 weeks of operations in the three month and nine month periods ended April 6, 2013, added approximately $6.8 million in net sales to those periods.
The following table sets forth certain financial data as a percentage of net sales for the periods indicated:

	Three Months Ended		Nine Months Ended
	April 5, 2014	April 6, 2013	April 5, 2014	April 6, 2013
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales, including production and occupancy (1)	72.9	70.3	67.5	66.7
Gross margin	27.1	29.7	32.5	33.3
Selling, general and administrative expenses (2)	53.1	46.2	44.1	41.5
Operating loss	(26.0)	(16.5)	(11.6)	(8.2)
Interest and other income, net	—	0.2	0.1	0.2
Loss before income taxes	(26.0)	(16.3)	(11.5)	(8.0)
Income tax (benefit)/provision	(0.1)	27.4	(0.1)	7.5
Net loss	(25.9)%	(43.7)%	(11.4)%	(15.5)%
_____________________

(1)	Cost of sales includes the cost of merchandise, occupancy costs, distribution center costs and production costs.

(2)	Selling, general and administrative expenses primarily consist of non-occupancy store costs, corporate overhead and advertising costs.
Net Sales. Net sales decreased to $93.5 million during the three months ended April 5, 2014 from $112.9 million for the comparable period of the prior year, a decrease of $19.4 million, or 17.2%. The decrease in net sales was due partially to one fewer retail week in January in the current fiscal year coupled by the closure of 19 unproductive stores since the prior year third fiscal quarter. Our sales results were also negatively impacted by extreme weather throughout the fiscal third quarter this year. E-commerce comparable store sales increased 17.4% for the quarter. The increase in e-commerce sales was driven by increases in both traffic and merchandise acceptance. Comparable store sales for the quarter ended April 5, 2014 decreased 5.7% compared to a decrease of 8.6% in the third quarter of the prior fiscal year. Comparable store sales exclude the additional week from fiscal January 2013.
For the nine months ended April 5, 2014, net sales decreased to $337.6 million from $365.5 million for the comparable period of the prior year, a decrease of $28.0 million, or 7.6%. The decrease in net sales was primarily due to a 3.3% decrease in comparable store sales coupled with store closures. E-commerce comparable store sales increased 17.1% for the nine month period. The increase in e-commerce sales was driven by increases in both traffic and merchandise acceptance. Comparable store sales exclude the additional week from fiscal January 2013.

	Three Months Ended		Nine Months Ended
	April 5, 2014	April 6, 2013	April 5, 2014	April 6, 2013
Net sales (In thousands)	$93,470	$112,905	$337,571	$365,531
Total net sales decrease percentage	(17.2)%	(6.7)%	(7.6)%	(8.5)%
Comparable store decrease percentage (1)	(5.7)%	(8.6)%	(3.3)%	(9.3)%
Net sales per average square foot (2)	$78	$92	$278	$296
Square footage at end of period (In thousands)	901	983	901	983
Number of store locations:
Beginning of period	232	250	242	252
New store locations	—	3	1	9
Closed store locations	6	8	17	16
Number of stores open at end of period	226	245	226	245
 _____________________

(1)
We calculate comparable store sales by including the net sales of stores that have been open at least one year. Therefore, a store is included in the comparable store sales base beginning with its thirteenth month. Stores that have been expanded or remodeled by 15 percent or more or have been permanently relocated are excluded from the comparable store sales base. In addition, we calculate comparable store sales using a same day sales comparison. Our e-commerce store sales are also included in our comparable store sales base. The inclusion of our e-commerce store sales increased the comparable store sales percentage by 3.8% and 1.0% for the three months ended April 5, 2014 and April 6, 2013, respectively. For the nine months ended April 5, 2014 and April 6, 2013, the inclusion of our e-commerce store sales increased the comparable store sales 3.0% and 1.2%, respectively.

(2)	We calculate net sales per average square foot using net store sales less e-commerce net sales and monthly average store square footage.
Gross Margin. Gross margin decreased to $25.3 million during the three months ended April 5, 2014 from $33.6 million for the comparable period of the prior year, a decrease of $8.3 million, or 24.7%. As a percentage of net sales, gross margin decreased to 27.1% for the three months ended April 5, 2014 from 29.7% in the comparable period of the prior year. The decrease in gross margin as a percentage of net sales was primarily due to deleveraging of sales.
For the nine months ended April 5, 2014, gross margin decreased to $109.6 million from $121.8 million for the comparable period of the prior year, a decrease of $12.2 million, or 10.0%. As a percentage of net sales, gross margin decreased to 32.5% for the nine months ended April 5, 2014 from 33.3% in the comparable period of the prior year. The decrease in gross margin as a percentage of net sales was primarily due to deleveraging of sales.
Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased to $49.7 million during the three months ended April 5, 2014 from $52.2 million for the comparable period of the prior year, a decrease of $2.5 million, or 4.8%. As a percentage of net sales, selling, general and administrative expenses increased to 53.1% during the three months ended April 5, 2014 from 46.2% in the comparable period of the prior year. The dollar decrease in selling, general and administrative expenses in the third quarter of fiscal 2014 was a result of lower store compensation costs and lower store closure costs, offset in part by planned increases in advertising expenses and higher store impairment charges.
For the nine months ended April 5, 2014, selling, general and administrative expenses decreased to $149.0 million from $151.8 million for the comparable period of the prior year, a decrease of $2.8 million or 1.8%. As a percentage of net sales, selling, general, and administrative expenses increased to 44.1% from 41.5% in the comparable period in the prior year. The decrease in dollars of selling, general and administrative expenses in fiscal 2014 was a result of gains on disposal of property, decreases in contractor and professional fees costs, lower store compensation charges and a legal settlement benefit, offset in part by increases in advertising expenses and higher store impairment charges.
Provision for Income Taxes. The tax rate for the third quarter of fiscal 2014 was 0.4% compared to 168.3% for the comparable period of the prior year. The current quarter effective tax rate reflects the continuing impact of maintaining a valuation allowance against net deferred tax assets recorded in the third quarter of fiscal 2013. Therefore, our effective tax rate approximates 0% and is not comparable to the same period of the prior fiscal year.
For the nine months ended April 5, 2014, our effective tax rate was 0.8% compared to 93.4% for the comparable period of the prior year. Due to the existence of the valuation allowance, which was recorded in the third quarter of fiscal 2013, the majority of the tax benefit related to the current fiscal year to date losses is not recognized. As a result, our effective tax rate for the nine months ended April 5, 2014 is not comparable to the effective tax rate for the nine months ended April 6, 2013.

SEASONALITY OF BUSINESS AND QUARTERLY RESULTS
Our business varies with general seasonal trends that are characteristic of the retail and apparel industries. As a result, our typical store generates a higher percentage of our annual net sales and profitability in the second quarter of our fiscal year, which includes the holiday selling season, compared to the other quarters of our fiscal year. If for any reason our sales were below seasonal norms during the second quarter of our fiscal year, our annual operating results would be negatively impacted. Because of the seasonality of our business, results for any quarter are not necessarily indicative of results that may be achieved for a full fiscal year or for any other fiscal quarter.
LIQUIDITY AND CAPITAL RESOURCES
Our working capital requirements vary widely throughout the year and generally peak during the first and second fiscal quarters. As of April 5, 2014, we had approximately $139.0 million of cash and equivalents and investments on hand of which $115.9 million were cash and equivalents, approximately $11.5 million were invested in certificates of deposit and approximately $11.5 million, net of temporary impairment charges of $4.1 million, were invested in auction rate securities (“ARS”). We do not anticipate the lack of liquidity in the ARS to impact our ability to fund our operations in the foreseeable future and believe we have sufficient cash and equivalents to fund ongoing operations.
As of April 5, 2014, we had cash and equivalents of $115.9 million held in accounts managed by third-party financial institutions consisting of invested cash and cash in our operating accounts. The invested cash is invested in interest bearing funds managed by third-party financial institutions. These funds invest in direct obligations of the government of the United States. To date, we have experienced no loss or lack of access to our invested cash or equivalents; however, we can provide no assurances that access to our invested cash and equivalents will not be impacted by adverse conditions in the financial markets.
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
Net cash used by operating activities for the nine months ended April 5, 2014 was $25.1 million compared to net cash used by operating activities of $13.1 million for the nine months ended April 6, 2013. The increase of $12.0 million from the comparable period was due to lower overall net income offset by a change in working capital. The decrease of $0.6 million in working capital was primarily related to decreased inventory expenditures.
Net cash provided by investing activities for the nine months ended April 5, 2014 was $59.5 million compared to $16.9 million provided by investing activities for the nine months ended April 6, 2013. The increase of $42.6 million versus the prior year comparable period was primarily due to proceeds from sale of investment securities combined with decreased investments in property and equipment. We expect that total capital expenditures will be approximately $25 million in fiscal 2014, which will include capital expenditures for new stores, remodels, store expansions, information technology systems and office improvements.
Net cash used by financing activities was $5.0 million for the nine months ended April 5, 2014 compared to $27.3 million used by financing activities for the nine months ended April 6, 2013. The decrease of $22.4 million from the prior year comparable period was primarily due to repurchases of our common stock made in the prior year.
We hold a variety of interest bearing ARS consisting of federally insured student loan backed securities and insured municipal authority bonds. As of April 5, 2014, our ARS portfolio totaled approximately $11.5 million classified as available for sale securities. As of that date, our ARS portfolio included approximately77% federally insured student loan backed securities and 23% municipal authority bonds and consisted of approximately 36% A rated investments, 19% BBB rated investments and 45% CCC rated investments. As of July 6, 2013, the Company’s ARS consisted of 21% AAA rated investments, 19% AA rated investments, 23% A rated investments, 20% BBB rated investments and 17% CCC rated investments. These ARS investments are intended to provide liquidity via an auction process that resets the applicable interest rate at predetermined calendar intervals, allowing investors to either roll over their holdings or gain immediate liquidity by selling such interests at par. The uncertainties in the credit markets that began in February 2008 have affected our holdings in

ARS investments and auctions for our investments in these securities have failed to settle on their respective settlement dates. Historically the fair value of ARS investments had approximated par value due to the frequent resets through the auction process. While we continue to earn interest on our ARS investments at the maximum contractual rate, these investments are not currently trading and therefore do not currently have a readily determinable market value. Accordingly, the estimated fair value of ARS no longer approximates par value. Consequently, the investments are not currently liquid, and we will not be able to access these funds until a future auction of these investments is successful, the issuer redeems the securities, or at maturity. Maturity dates for these ARS investments range from 2031 to 2033 with principal distributions occurring on certain securities prior to maturity. There were no settlements during the three months ended April 5, 2014. During the nine months ended April 5, 2014, $24.9 million of ARS were settled at par.
We also hold short-term available for sale securities totaling $11.5 million at April 5, 2014 that consist of certificates of deposit as well as long-term available for sale securities totaling $11.5 million that consist of ARS.
In November 2012, our board of directors authorized a program to repurchase up to $30 million of our common stock. We intend, from time to time, as business conditions warrant, to purchase stock in the open market or through private transactions. Purchases may be increased, decreased or discontinued at any time without prior notice. The plan does not obligate us to repurchase any specific number of shares and may be suspended at any time at our discretion. No shares were repurchased during the three and nine months ended April 5, 2014. During the three months ended April 6, 2013, we repurchased approximately 3.7 million shares at an average price per share of $3.88 for an aggregate purchase price of approximately $14.4 million. During the nine months ended April 6, 2013, we repurchased approximately 5.5 million shares at an average price per share of $3.88 for an aggregate purchase price of approximately $21.2 million.
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
All highly liquid investments with a maturity of three months or less at the date of purchase are considered to be cash equivalents. Investments are considered short-term available for sale securities if the original maturity is between three months and twelve months, or long term investments if the original maturity is greater than twelve months. Historically the fair value of ARS investments had approximated par value due to the frequent resets through the auction process. While we continue to earn interest on our ARS investments at the maximum contractual rate, these investments are not currently trading and therefore do not currently have a readily determinable market value. Accordingly, the estimated fair value of ARS no longer approximates par value. We determined the estimated fair value of our investment in ARS as of April 5, 2014 by reviewing trading activity for similar securities in secondary markets as well as by using a discounted cash flow model to estimate the fair value of our investments in ARS. The assumptions used in preparing the discounted cash flow model include estimates for interest rates, timing and amount of cash flows and expected holding periods of the ARS. We have modified our investment strategy and increased our investments in more liquid money market investments.
The following table lists our cash, cash equivalents and investments as of April 5, 2014:

Fair Value
(Dollars in thousands)
Cash	$66,822
Weighted average interest rate	0.00%
Cash equivalents	$49,118
Weighted average interest rate	0.16%
Current available for sale securities	$11,504
Weighted average interest rate	1.50%
Non-current available for sale securities	$11,506
Weighted average interest rate	0.26%
Total	$138,950
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
There has been no change in our internal control over financial reporting during the quarter ended April 5, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
1. The success of our business depends in large part on our ability to identify fashion trends as well as to react to changing customer demand in a timely manner. Our future success depends, in part, upon our ability to anticipate, identify and respond effectively to changing customer demands and fashion trends in a timely manner. The specialty retail apparel business fluctuates according to changes in customer preferences directed by trends and fashions. If we miscalculate our customers’ product preferences or the demand for our products, we may be faced with excess inventory. Historically, this has resulted in excess fabric for some products and markdowns and/or write-offs of raw materials as well as finished goods, which has impaired our profitability, and may do so in the future. Similarly, any failure on our part to anticipate, identify and respond effectively to changing customer demands and fashion trends will adversely affect our business. In addition, from time to time, we may pursue new concepts, and if the new concepts are not successful, our business could be harmed.
2. The success of our business depends in large part on our ability to maintain our brand. Our ability to maintain our brand image and reputation is integral to our business as well as the implementation of strategies to expand it. Maintaining, promoting and growing our brand will depend largely on the success of our design, merchandising and marketing efforts and our ability to provide a consistent, high-quality client experience. In addition, while our brand is mature, our success depends on our ability to retain existing customers and attract new customers to shop our brand. Our business would be adversely affected if we fail to achieve these objectives for our brand. In addition, failure to achieve consistent, positive performance or the receipt of any negative publicity could adversely impact our brand and the brand loyalty of our customers, which would adversely impact our business.
3. We face increasing product costs from our manufacturing partners, which could result in margin erosion. Increases in our product costs, such as raw materials and labor, may result in margin erosion. Recently, worldwide prices for raw materials that we use in our products have increased. Additionally, clothing manufacturers in China, where a significant percentage of our apparel products are manufactured, are experiencing increased costs due to labor shortages and the fluctuation of the Chinese Yuan in relation to the U.S. dollar, and these increased costs are often passed on to us. If we are unable to successfully mitigate a significant portion of such product cost increases, our business may be harmed.
4. We rely on third party manufacturers to manufacture all of our products. Our future success depends, in part, on our ability to find manufacturing facilities that perform acceptably. We do not own any manufacturing facilities and therefore depend on third parties to manufacture our products. In addition, we place all of our orders for production by purchase order and do not have long-term contracts with any manufacturers. If we fail to maintain favorable relationships with our manufacturers, our business could be materially and adversely affected.

We cannot assure you that third-party manufacturers (1) will not supply similar products to our competitors, (2) will not stop supplying products to us completely or (3) will supply products in a timely manner. Untimely receipt of products may result in lower than anticipated sales and markdowns which would have a negative impact on earnings. Furthermore, we have received in the past, and may receive in the future, shipments of products from manufacturers that fail to conform to our quality control standards. In such event, unless we are able to obtain replacement products in a timely manner, we may lose sales.
5. If an independent manufacturer violates labor or other laws, or is accused of violating any such laws, or if their labor practices diverge from those generally accepted as ethical, it could harm our business and brand image.
Our success depends, in part, on our ability to find and contract with independent manufactures which conduct their businesses using ethical or legal labor practices. While we maintain a policy to monitor the operations of our independent manufacturers by having an independent firm inspect these manufacturing sites, and all manufacturers are contractually required to comply with such labor practices, we cannot assure the compliance of these manufacturers. In addition, we cannot control the public’s perceptions of such manufacturers or their practices, even if they are compliant with law but are viewed in a negative light by the public. Because manufacturers act in their own interests, they may act in a manner that results in negative public perceptions of us. Moreover, in certain circumstances, we may be subject to liability or negative publicity that could adversely affect our brand and our business as a result of actions taken by these manufacturers.
6. If we are unable to obtain raw materials for our products, our business could be materially adversely affected.We place all of our orders for raw materials by purchase order and do not have any long-term contracts with any supplier. If we fail to maintain favorable relationships with our suppliers or are unable to obtain sufficient quantities of quality raw materials on commercially reasonable terms, it could harm our business.
In addition, certain of our third-party manufacturers store our raw materials. In the event our inventory was damaged or destroyed and we were unable to obtain replacement raw materials, our earnings and our business could be materially and adversely impacted.
7. We face significant competition in the retail and apparel industry, which could harm our business. The retail and apparel industries are highly competitive and are characterized by low barriers to entry. We expect competition in our markets to increase. The primary competitive factors in our markets are: brand name recognition, sourcing, product styling, quality, presentation and pricing, timeliness of product development and delivery, store ambiance, customer service and convenience. We compete with traditional department stores, specialty store retailers, lower price point retailers, business to consumer websites, off-price retailers and direct marketers for, among other things, raw materials, market share, retail space, finished goods, sourcing and personnel. Because many of these competitors are larger and have substantially greater financial, distribution and marketing resources than we do or maintain comparatively lower cost of operations, we may lack the resources to effectively compete with them. If we fail to remain competitive in any way, it could harm our business, financial condition and results of operations. In addition, if we are unable to address the challenges of declining store traffic in a highly promotional, low growth environment, our business will be negatively affected.
8. General economic conditions, including increases in energy and commodity prices, that are largely out of our control may adversely affect our financial condition and results of operations. The demand for our products is influenced by national and local economic factors that may affect consumer spending or buying habits. Factors that could adversely affect the demand for our products include recessionary economic cycles, higher interest rates, higher fuel and other energy costs, inflation, deflation, increases in commodity prices, higher levels of unemployment, higher consumer debt levels, higher tax rates and other changes in tax laws. A decline in economic conditions could also result in reduced traffic in our stores or limitations on the prices we can charge for our products, either of which could adversely affect our business. We can provide no assurance that demand for our products will not be adversely affected by national or local economic conditions, thereby harming our business.
In addition, economic factors such as those listed above and increased transportation costs, inflation, higher costs of labor, insurance and healthcare, and changes in other laws and regulations may increase our cost of sales and our operating, selling, general and administrative expenses. Any such increase would also negatively impact our business.
9. We cannot assure that future store openings will be successful and new store openings may impact existing stores. We expect to open approximately one 2b bebe store in fiscal 2014 as well as up to 20 international licensee operated point-of-sale locations. We cannot provide assurance that the stores we plan to open in fiscal 2014, or any other stores that we might open in the future, will be successful or that our overall results will improve as a result of opening these stores.
The success of a future store depends on our ability to effectively obtain real estate that meets our criteria, including traffic, square footage, co-tenancies, average sales per square foot, lease economics, demographics and other factors. In addition, continued consolidation in the commercial retail real estate market could affect our ability to successfully negotiate favorable rental terms for our stores in the future. Should significant consolidation continue, a large proportion of our store base could be concentrated with one or a few entities that could then be in a position to dictate unfavorable terms to us due to their significant negotiating leverage. If we are unable to negotiate favorable lease terms with these entities, this could affect our ability to profitably operate our stores, which would adversely impact our business.
In addition, many of our stores are located in shopping malls and other retail centers that benefit from the ability of “anchor” retail tenants, generally large department stores, and other attractions, to generate sufficient levels of consumer traffic in the vicinity of our stores. Any decline in the volume of consumer traffic at shopping centers, whether because of the economic slowdown, a decline in the popularity of shopping centers, the closing of anchor stores or otherwise, could result in reduced sales at our stores and excess inventory. We may have to respond by increasing markdowns or initiating marketing promotions to reduce excess inventory, which could have a material adverse effect on our business. In addition, new store openings have the potential to cannibalize the net sales and profitability of other existing stores.
10. We may be forced to close stores or write-down store assets that are not able to achieve planned financial performance, which may force us to record losses in future quarters. The results achieved by our stores may not be indicative of long-term performance or the potential performance of stores in other locations. The failure of stores to achieve acceptable results could result in additional store asset impairment charges, which could adversely affect our business.
In addition, in the past, we have had to close stores as a result of poor performance. For example, in the fiscal year 2013, we closed 20 stores, and we have closed 17 stores and anticipate closing one additional store during fiscal year 2014. In the nine months ended April 5, 2014, we have recorded impairment charges of approximately $3.8 million relating to under-performing stores. Closing stores because of poor performance could have a material adverse effect on our business, and such impairment charges have an adverse impact on our financial results.

11. Our sales, margins and operating results are subject to seasonal and quarterly fluctuations. Our business varies with general seasonal trends that are characteristic of the retail and apparel industries, such as the timing of seasonal wholesale shipments and other events affecting retail sales. As a result, our stores typically generate a higher percentage of our annual net sales and profitability in our second fiscal quarter which includes the holiday selling season, compared to other quarters.
In addition, our quarterly comparable store sales have fluctuated significantly in the past, and we expect that they will continue to fluctuate in the future. A variety of factors affect comparable store sales, including fashion trends, competition, current economic conditions, the timing of release of new merchandise and promotional events, changes in our merchandise mix, the success of marketing programs and weather conditions. Our ability to deliver strong comparable store sales results and margins depends in large part on accurately forecasting demand and fashion trends, selecting effective marketing techniques, providing an appropriate mix of merchandise for our customer base, managing inventory effectively, and optimizing store performance by closing under-performing stores. Such fluctuations may adversely affect the market price of our common stock.
12. Our success depends on our ability to attract and retain key employees in order to support our existing businesses and future expansion. Our success depends to a significant extent upon our ability to attract and retain qualified key employees, including senior management. There is substantial competition for experienced personnel, which we expect will continue. We compete for experienced personnel with companies who have greater financial resources than we do. In the past, we have experienced significant turnover of our executive management team and retail store personnel. If we fail to attract, motivate and retain qualified personnel, it could harm our business and limit our ability to expand.
In addition, we depend upon the expertise and execution of our key employees, particularly: Steve Birkhold, our Chief Executive Officer and member of the Board of Directors. If we lose the services of Mr. Birkhold or any key officers or employees, it could harm our business and results of operations.
13. We rely on information technology to help manage our operations and our e-commerce stores, the disruption of which could adversely impact our business. We rely on various information systems to help manage our operations and regularly assess the cost-benefit analysis associated with making additional investments to upgrade, enhance or replace such systems. If at any time we experience any disruptions affecting our information systems we could experience a material adverse impact on our business.

In addition, we operate e-commerce stores at www.bebe.com and www.2bstores.com to sell our merchandise. Although our e-commerce sales encompass a relatively small percentage of our total sales, our on-line operations are subject to numerous risks, including unanticipated operating problems, reliance on third-party computer software providers and system failures. If at any time we experience any disruptions affecting our e-commerce store we could experience a material adverse impact on our business. The e-commerce operations also involve other risks that could have an adverse impact on our results of operations including but not limited to diversion of sales from our other stores, rapid technological change, liability for on-line content, credit card fraud and loss of sensitive data. We cannot assure that our e-commerce stores will continue to achieve sales and profitability growth or even remain at their current level.

14. We are subject to cyber-security risks and may incur increasing costs in an effort to minimize those risks and to respond to cyber incidents. Our business involves the storage and transmission of customers’ personal information, consumer preferences and credit card information. We also use mobile devices, social networking and other on-line activities to connect with our customers. If we experience a significant data security breach or fail to detect and appropriately respond to a significant data security breach, we could be exposed to government enforcement actions and private litigation, and our business could be adversely affected. For example, if the portion of our network that handles payment card data is breached, it is possible that payment card and client information could be stolen. Such a breach might cause our customers to lose confidence in our ability to protect their personal information, which could cause them to discontinue usage of our club bebe loyalty program, or stop shopping with us altogether.
The loss of confidence from a significant data security breach involving team members could hurt our reputation, cause team member recruiting and retention challenges, increase our labor costs and adversely affect our business.
15. Our business could be adversely impacted by unfavorable international political conditions. Our sales and operating results are, and will continue to be, affected by international social, political, legal and economic conditions. In particular, our business could be adversely impacted by instability or changes resulting in the disruption of trade with the countries in which our contractors, suppliers or customers are located, significant fluctuations in the value of the dollar against foreign currencies or restrictions on the transfer of funds, or additional trade restrictions imposed by the United States and other foreign governments. We can provide no assurance that our business will not be adversely affected by such international events.
In addition, trade restrictions, including increased tariffs or quotas, embargoes and customs restrictions could increase the cost or reduce the supply of merchandise available to us and adversely affect our business. In addition, we purchase a substantial amount of our raw materials from China and our business and operating results may be affected by changes in the political, social or economic environment in China..
16. Our ability to conduct business could be negatively impacted by the effects of natural disasters, war, terrorism, public health concerns or other catastrophes. We currently operate a corporate office in Brisbane, California, a distribution facility in Benicia, California, and a design studio in Los Angeles, California. Any serious disruption at these facilities whether due to construction, relocation, fire, flood, earthquake, terrorist acts or otherwise could harm our business. Natural disasters, extreme weather and public health concerns, including severe infectious diseases, could impact our ability to open and run our corporate offices, distribution center, stores and other operations in affected areas and/or negatively impact our foreign sourcing offices and the operations of our vendors. In addition, our ability to continue to operate our business without significant interruption in the event of a disaster or other disruption depends, in part, on the ability of our information systems to operate in accordance with our disaster recovery and business continuity plans. Lower client traffic due to the effect of natural disasters or extreme weather, security concerns, war or the threat of war and public health concerns could result in decreased sales that could have a material adverse impact on our business. For example, our sales results were negatively impacted by extreme weather throughout the third quarter of the current fiscal year. In addition, threat of terrorist attacks or actual terrorist events in the United States and world-wide could cause damage or disruption to international commerce and the global economy, disrupt the production, shipment or receipt of our merchandise or lead to lower client traffic. Our ability to mitigate the adverse impact of these events depends, in part, upon the effectiveness of our disaster preparedness and response planning as well as business continuity planning. However, we cannot be certain that our plans will be adequate or implemented properly in the event of an actual disaster or other catastrophic situation. In addition, although we maintain business interruption and property insurance, there can be no assurance that our insurance coverage will be sufficient, or that insurance proceeds will be timely paid to us.
17. If we are not able to protect our intellectual property our business may be harmed. Although we take actions to protect our trademarks and other proprietary rights we cannot assure you that we will be successful or that others will not imitate our products or infringe upon our intellectual property rights we cannot assure you that we will be successful. In addition, we cannot assure that others will not resist or seek to block the sale of our products as infringements of their trademark and proprietary rights.
We are seeking to register our trademarks domestically and internationally. Obstacles may exist that may prevent us from obtaining a trademark for the bebe, BEBE SPORT, bbsp and 2b bebe names or related names. We may not be able to register certain trademarks, purchase the right or obtain a license to use these names or related names on commercially reasonable terms. If we fail to obtain trademark, ownership or license the requisite rights, it would limit our ability to expand our business under the bebe brand.
In some jurisdictions, despite successful registration of our trademarks, third parties may allege infringement and bring actions against us. In addition, if our licensees fail to use our intellectual property correctly, the reputation and value associated with our trademarks may be diluted. Furthermore, if we do not demonstrate use of our trademarks, our trademark rights may lapse over time.
In addition, we face the potential of receiving claims that the technology we use or license infringes on another’s proprietary rights. In certain circumstances, we may be subject to having to defend ourselves from such claims and/or be subject to unanticipated license fees or the necessity to transition away from technology we are using or abandon such use altogether.

18. Our business may be negatively impacted by any failure to comply with regulatory requirements. As a public company, we are subject to numerous regulatory requirements, including those imposed by the Sarbanes-Oxley Act of 2002, the SEC and the NASDAQ Stock Market. In addition, we are subject to numerous domestic and foreign laws and regulations affecting our business, including those related to labor, employment, worker health and safety, competition, privacy, consumer protection, credit cards, import/export and anti-corruption, including the Foreign Corrupt Practices Act and the Telephone Consumer Protection Act. Our employees, subcontractors, vendors and suppliers could take actions that violate these requirements and/or our compliance policies and procedures, which could have a material adverse effect on our reputation, financial condition and on the market price of our common stock. Regulatory developments regarding the use of “conflict minerals,” certain minerals originating from the Democratic Republic of Congo and adjoining countries, could affect the sourcing and availability of raw materials used by suppliers and subject us to costs associated with the regulations, including for the diligence pertaining to the presence of any conflict minerals used in our products, possible changes to products, processes or sources of our inputs, and reporting requirements

19. A decline in value of our investments in auction rate securities or as a result of a change in our ability to hold our investments in auction rate securities may impact our financial condition. We hold a variety of interest bearing auction rate securities, or ARS, comprised of federally insured student loan backed securities and insured municipal authority bonds. These ARS investments are intended to provide liquidity via an auction process that resets the applicable interest rate at predetermined calendar intervals, allowing investors to either roll over their holdings or gain immediate liquidity by selling such interests at par. The recent uncertainties in the credit markets that began in February 2008 have affected our holdings in ARS investments and the majority of auctions for our investments in these securities have continued to fail to settle on their respective settlement dates. Consequently, $15.6 million of our ARS are not currently liquid and do not mature before 2031. Of this $15.6 million, $4.1 million is subject to a temporary impairment charge. We will not be able to access these funds until a future auction of these investments is successful or the securities are purchased or redeemed outside of the auction process, or repayment at maturity. Maturity dates for these ARS investments range from 2031 to 2033, with principal distributions occurring on certain securities prior to maturity.
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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Not applicable.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.    OTHER INFORMATION
Not applicable.

ITEM 6.    EXHIBITS
(a) Exhibits. The following is a list of exhibits filed as part of this Report on Form 10-Q.

Exhibit	Description

10.32	Change in Control and Severance Agreement between the Company and Liyuan Woo dated January 16, 2014.

10.33	Change in Control and Severance Agreement between the Company and Larry Smith dated January 16, 2014.

10.34	Change in Control and Severance Agreement between the Company and Susan Powers dated January 16, 2014.

10.35	Termination of Line of Credit Facility between Registrant and Wells Fargo dated May 14, 2014.

10.36	Standby Letter of Credit Agreement and Security Agreement between Registrant and Wells Fargo dated May 14, 2014.

31.1	Section 302 Certification of Chief Executive Officer.

31.2	Section 302 Certification of Chief Financial Officer.

32.1	Section 906 Certification of Chief Executive Officer.

32.2	Section 906 Certification of Chief Financial Officer.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Presentation Linkbase

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date May 15, 2014

bebe stores, inc.

/s/ Liyuan Woo
Liyuan Woo, Chief Financial Officer and Principal Accounting Officer

EXHIBIT INDEX

Exhibit Number	Description

10.32	Change in Control and Severance Agreement between the Company and Liyuan Woo dated January 16, 2014.

10.33	Change in Control and Severance Agreement between the Company and Larry Smith dated January 16, 2014.

10.34	Change in Control and Severance Agreement between the Company and Susan Powers dated January 16, 2014.

10.35	Termination of Line of Credit Facility between Registrant and Wells Fargo dated May 14, 2014.

10.36	Standby Letter of Credit Agreement and Security Agreement between Registrant and Wells Fargo dated May 14, 2014.

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 906 Certification of Chief Executive Officer

32.2	Section 906 Certification of Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Presentation Linkbase