Form 10-K
period 2014-07-05
bebe stores, inc.
filed 2014-09-18
CIK 1059272

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended July 5, 2014
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
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐   No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐   No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒  No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐  No  ☒
The aggregate market value of voting stock held by non-affiliates of the registrant was approximately $184,000,000 as of January 3, 2014, the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing sale price per share of $5.62 of the registrant’s Common Stock as reported on the Nasdaq National Market on such date. Shares of Common Stock held by each executive officer and director and by each person who owns 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive for other purposes.
As of August 29, 2014, 79,557,869 shares of Common Stock, $0.001 per share par value, of the registrant were outstanding.

 DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates information by reference from the definitive Proxy Statement for the 2014 Annual Meeting of Shareholders, to be filed with the Commission no later than 120 days after the end of the registrant’s fiscal year covered by this Form 10-K.

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
PART I
ITEM 1.    BUSINESS
General
We design, develop and produce a distinctive line of contemporary women’s apparel and accessories. We are a global fashion brand that believes feeling confident and looking great are cornerstones for today’s sophisticated woman. The bebe woman is glamorous, feminine, sophisticated and takes pride in her appearance. She is powerful and ageless and wants to stand out in a crowd. Our expert designs and a personal retail experience aim to provide the bebe woman with all of her fashion needs. The bebe woman also expects value in the form of current fashion and high quality at a competitive price.
Our distinctive product offering includes a full range of separates, tops, dresses, active wear and accessories to satisfy her every day wardrobe needs for a variety of occasions. We design and develop the majority of our merchandise in-house, which is manufactured to our specifications. The remainder is sourced directly from third-party manufacturers.
As of July 5, 2014, we marketed our products under the bebe, BEBE SPORT and bbsp brand names through our 207 retail stores, of which 174 are bebe stores, including an on-line store at www.bebe.com, and 33 are bebe outlet stores. Our 94 international licensees operated stores in 25 countries and, pursuant to our product licensing, through certain select domestic and international retailers.
bebe. We were founded by Manny Mashouf, our Chairman of the Board. We opened our first store in San Francisco, California in 1976, which was also the year we incorporated in California. As of July 5, 2014, we operated 174 bebe stores in 34 states, Puerto Rico, the U.S. Virgin Islands, Canada and on-line. www.bebe.com is our bebe on-line retail store and an extension of the bebe store experience that provides a complete assortment of bebe and BEBE SPORT merchandise and is used as a vehicle to communicate with our customers.
bebe outlet. Our bebe outlet stores are an extension of the full-price bebe store and provide everyday lifestyle offerings for our aspirational buyers. As of July 5, 2014, we operated a total of 33 bebe outlet stores.
2b bebe. In the fourth quarter of fiscal 2014, we discontinued operations of our 2b bebe division, allowing us to focus on the core bebe brand, we closed all of the 2b bebe stores by the end of fiscal 2014. We recorded the net costs associated with the disposition of these stores during fiscal 2014 as the stores closed and the related assets were disposed of or written off. Both current and prior year results for these stores have been classified within discontinued operations on our consolidated statements of operations and comprehensive income (loss).

Operating Strategy
Our objective is to satisfy the fashion needs of the confident, modern woman. The principal elements of our operating strategy to achieve this objective are as follows:
1. Provide distinctive fashion throughout a broad product line to fulfill every day wardrobe needs across a variety of occasions. Our designers and merchandisers are inspired by global fashion trends. They interpret contemporary designs, colors and fabrications into our products to address the lifestyle needs of our customer. Our in-house design team allows us to quickly react to fashion trends, bringing newness into the merchandise mix to complement our core assortment.

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
6. Enhance brand image. We attract customers through edgy, high-impact, visual advertising campaigns using print, outdoor, in-store, direct mail and e-mail communication vehicles. We also offer a line of merchandise branded with the distinctive bebe logo to increase brand awareness. Our marketing campaign is aligned across traditional and new media and is focused on messaging that speaks to the confident bebe woman.

Stores and Expansion Opportunities
Based on the current retail environment, we will continue to right size our domestic fleet, grow our omni-channel program, as well as develop international expansion opportunities for the bebe brand. Historically when selecting a specific site, we look for high traffic locations primarily in regional shopping centers and in freestanding street locations. We evaluate proposed sites based on the traffic pattern, co-tenancies, average sales per square foot achieved by neighboring stores, lease economics, demographic characteristics and other factors considered important regarding the specific location.
In fiscal 2015, we plan to open six new stores, including four bebe stores and two outlet stores. We also plan to close up to 12 bebe and outlet stores, resulting in approximately a 2% decrease in total square footage.
bebe stores. During fiscal 2014, we closed 16 bebe stores. Our bebe stores average 4,000 square feet and are primarily located in regional shopping malls and freestanding street locations. We also operate an on-line store at www.bebe.com; this website is a source of testing new concepts, building a community with our customers as well as providing a comprehensive product offering. In fiscal 2014, we continued initiatives to further enhance the shopping experience and integrate the web store with retail stores and mobile applications. We expect to continue these initiatives in fiscal 2015 and beyond. We believe these initiatives will support both our short-term improvement and long-term growth objectives across our omni-channel program.
bebe outlet stores. During fiscal 2014, we opened 2 bebe outlet stores and closed 21 2b bebe stores, including our on-line store at 2bstores.com. Our bebe outlet stores average 4,500 square feet and are located in outlet centers.
Store Closures. We monitor the financial performance of our stores and have closed and will continue to close stores that we do not consider to be viable. Many of our store leases contain early termination options that allow us to close the stores in specified years if minimum sales levels are not achieved. During fiscal 2014, we closed 37 stores, 21 of which related to the discontinuation of 2b bebe operations. In fiscal 2015, we plan to close up to 12 stores. In addition, we will be negotiating lease renewals on 20 stores during fiscal 2015. If we cannot renew these leases on favorable terms, we may be forced to close or relocate some of these stores.
International Licensees. As of July 5, 2014, we had 94 international stores operated by licensees in 25 countries, including the United Arab Emirates, Israel, Russia, Mexico, Turkey, South Korea, India and numerous countries throughout Southeast Asia and South America. Our international licensees purchase product from us to be sold in their licensed bebe stores; we exclude these stores from comparable store sales. As of July 5, 2014, wholesale revenue represented approximately 8.4% of total net sales. In fiscal 2015, the number of licensee operated stores, which include both stand-alone stores and shop-in-shops is expected to remain unchanged.
Merchandising
Our merchandising strategy is to provide current, timely fashions in a broad selection of categories to suit the lifestyle needs of our customers. We market all of our merchandise under the bebe, BEBE SPORT and bbsp brand names. In some cases, we select merchandise directly from third-party manufacturers. We do not have long-term contracts with any third-party manufacturers, and we purchase all of the merchandise from manufacturers by purchase order.
Product Categories. Our distinctive product offering includes a full range of fashion separates, tops, dresses, active wear, outerwear and accessories across a variety of wardrobe occasions. While each category’s contribution as a percentage of total net sales varies seasonally, certain of the product classifications are represented throughout the year. We regularly evaluate existing categories for potential expansion opportunities. We currently offer accessories which include jewelry, sunglasses, fragrance, shoes and handbag assortment.
During fiscal 2014, we had license agreements in place for optical eyewear and fragrance, which represented approximately 1% of our total net sales. In August 2010, we signed an eyewear license agreement with Altair Eyewear, Inc., a subsidiary of Marchon, to manufacture and distribute products branded with the bebe logo to be sold at bebe stores and select retailers. Product under this agreement was featured in stores and other select retailers beginning in October 2010. In July 2008, we executed an agreement with Inter Parfums, Inc. to design, develop, manufacture, distribute, advertise and promote fragrance and cosmetics using the bebe name. Product was available in our stores and other select retailers beginning in August 2009.
Product Development. Our product development process enables our merchants to make informed and timely decisions prior to making fabric or merchandise purchase commitments. We believe our speed to market strategy better allows us to quickly react to emerging fashion trends and customer demand. An established timeline ensures an adequate flow of inventory into the stores. We make monthly commitments based on current sales and fashion trends. A detailed merchandising classification plan supports the product development process and includes sales, inventory and profitability targets. We regularly adjust the plan to meet customer demand.
Seasonality
Our business is seasonal in nature, with sales peaking during the second fiscal quarter, primarily during the holiday season in November and December. During each of fiscal 2014, 2013 and 2012, the second fiscal quarter accounted for approximately 30% of our annual net sales.
Marketing
We have developed our advertising and direct marketing initiatives to elevate brand awareness, increase customer acquisition and retention and support key growth strategies.
During fiscal 2014, our marketing expenditures were $27.4 million compared to $23.2 million in fiscal 2013. In fiscal 2015, we expect to decrease marketing expenses to $19.5 million by reallocating our investment in traditional media and catalogs to digital media.
We will continue to build brand awareness through national marketing campaigns that communicate to our core customers via traditional and new media. These campaigns will present the brand as fresh, fashion forward and exciting with a market position of attainable luxury.
Our marketing imagery will be featured in traditional media such as leading fashion and lifestyle magazines, outdoor advertising, direct mail and in-store visual presentation. Our new media marketing channels include our website, bebe.com a strong presence in on-line social media, mobile optimized websites and commerce enabled apps for smartphones and computer tablets.
We will continue to focus on our loyalty program, clubbebe, and reward our best customers for their business.
Additionally, we will host several in-store events throughout the year to introduce collections and provide unique, engaging experiences for our customers and will also test grassroots initiatives to attract new clientèle.
Store Operations
As of July 5, 2014, our store operations are organized into three regions and twenty-four districts. Each region is managed by a regional manager, and each district is managed by a district manager. Each regional manager is typically responsible for seven to nine districts and each district manager is typically responsible for eight to eleven stores. Each store is typically staffed with three to five managers in addition to sales associates.

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
Sourcing, Quality Control and Distribution
All of our merchandise is marketed under the bebe, BEBE SPORT and bbsp brand names. We design and develop the majority of our merchandise in-house, which is manufactured to our specifications or is sourced directly from third-party manufacturers. When we contract for merchandise production, the contractors produce garments based on designs, patterns and detailed specifications provided by us.
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
Competition
The retail and apparel industries are highly competitive and are characterized by low barriers to entry. We expect competition in our markets to increase. The primary competitive factors in our markets are: brand name recognition and appeal, sourcing, product styling, product quality, product presentation, product pricing, timeliness of product delivery, store ambiance, customer service and convenience.
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
Our investments in information systems for fiscal 2014 continued to focus on our digital channels, stores, supply chain, central corporate systems and infrastructure. We are in the early stages of an omni-channel expansion that will enhance the experience of our customers as they engage with us across all of our virtual and brick and mortar channels. Our in-house management of our website continues to support our future growth through mobile, social media and in-store technologies expansions.
Employees
As of July 5, 2014, we had 3,254 employees, of whom 404 were employed at the corporate offices in Brisbane, the Los Angeles design studio and production facility, the New York office and the Benicia distribution center. The remaining 2,850 employees were employed in store operations. There were 1,222 full-time employees and 2,032 employed on a part-time basis. In fiscal 2014, we implemented a cost reduction program, which included plans to reduce corporate and field management positions to align with current business strategies. Our total employees increased by approximately 4.7% as compared to the prior fiscal year end. Our employees are not represented by any labor union, and we believe our relationship with our employees is good.

Available Information
We make available on our website,www.bebe.com, under “Investor Relations,” free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file or furnish such materials to the U.S. Securities and Exchange Commission (“SEC”).
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

EXECUTIVE OFFICERS AND DIRECTORS OF THE REGISTRANT
Executive Officers and Directors
The following table sets forth certain information with respect to our executive officers and directors as of September 1, 2014:

Name	Age	Position
Manny Mashouf	76	Chairman of the Board
Brett Brewer(2)(4)*	42	Director
Corrado Federico(3)(4)	73	Director
Seth Johnson(3)*(4)(2)	60	Director
Blair Lambert(2)*(3)	56	Director
Jim Wiggett(1)	64	Chief Executive Officer
Liyuan Woo(1)	42	Chief Financial Officer
Susan Powers(1)	56	Senior Vice President of Stores
Lawrence Smith(1)	48	Senior Vice President, General Counsel

(1)	Executive Officer.

(2)	Member, Audit Committee.

(3)	Member, Compensation and Management Development Committee.

(4)	Member, Nominating and Corporate Governance Committee.

(*)	Chairman of the Committee.
Manny Mashouf founded bebe stores, inc. and has served as Chairman of the Board since our incorporation in 1976. Mr. Mashouf served as our Chief Executive Officer from 1976 to February 2004 and again from January 2009 to January 2013. Mr. Mashouf is the uncle of Hamid Mashouf, our Chief Information Officer.
Brett Brewer has served as a director since July 2014. Mr. Brewer is an Internet entrepreneur who has built, operated and sold Internet media companies. In 1998, Mr. Brewer co-founded Intermix Media, which launched several on-line businesses including Myspace.com, Skilljam.com and Alena.com. He took Intermix public in 1999 and the company was sold to NewsCorp in October 2005. Mr. Brewer currently serves as the co-founder and Managing Director of CrossCut Ventures. Mr. Brewer also serves as Vice Chairman and a Director of Adknowledge.com, a behavioral-based advertising technology company. As well, he serves on the board of directors of Pacific Sunwear of California, Inc. In addition, Mr. Brewer is on the board of After School All-Stars, a non-profit organization that provides after school programs for kids. From 2007 to 2009, he served on the Board of Transworld Entertainment, a specialty music and video retailer with a national mall-based store portfolio. From 2004 to 2009, Mr. Brewer was a board member of Bizworld, a non-profit organization that teaches children about business, entrepreneurship and money management through project-based learning.
Corrado Federico has served as a director since November 1996. From approximately 1997 through 2008, Mr. Federico served on the board of directors for Hot Topic, a retail clothing company. Mr. Federico was President of Solaris Properties until December 2008 and has served as the President of Corado, Inc., a land development firm, since 1991. From 1986 to 1991, Mr. Federico held the position of President and Chief Executive Officer of Esprit de Corp, Inc., a wholesaler and retailer of junior and children’s apparel, footwear and accessories.
Seth Johnson has served as director since July 2014. Mr. Johnson has served on the board of directors of Tilly's, Inc. since 2011. From 2010 to 2013, Mr. Johnson served on the board of directors of True Religion Apparel. Mr. Johnson has also served on the boards of Pacific Sunwear, DEI Holdings, Inc., and Abercrombie & Fitch. In addition, Mr. Johnson was an Instructor of Business at Chapman University from 2007 through 2009, has served as Chief Executive Officer of Pacific Sunwear of California, Inc. from 2005 through 2006, Chief Operating Officer of Abercrombie & Fitch from 1999 through 2004, and Chief Financial Officer of Abercrombie & Fitch from 1992 through 1998.
Blair Lambert has served as a director since July 2014. Mr. Lambert, owner of Napa-based Lambert Family Vineyard, currently serves as a Board Member/Investor/Advisor at Three Twins Organic Ice Cream, a nationally distributed organic ice cream brand, and Klymit, a company utilizing science and technology for outdoor products. Mr. Lambert also serves as an advisor at Chubbies Shorts, an internet based men's apparel retailer, Watershed Materials, a company that designs and manufactures a green, low carbon, sustainable building products, and Silverado Farming, a full-service vineyard management company. Mr. Lambert's additional executive retail experience includes Chief Operating Officer/Chief Financial Officer at The Gymboree Corporation from 2005 through 2010, Chief Financial Officer of Illumination from 2003 through 2004, and Chief Financial Officer of bebe stores, inc. from 1996 through 2001.
Jim Wiggett has served as Chief Executive Officer since June 2014. Mr. Wiggett brings nearly 40 years of retail, merchandising and business experience to the Company. Mr. Wiggett has served as the Chief Executive Officer and founder of Jackson Hole Group, a strategic consulting group, since 2002. Prior to founding Jackson Hole Group, Mr. Wiggett served as Executive Vice President of the Selective Distribution Group (SDG), one of 5 operating divisions of Moet Hennesy Louis Vuitton (LVMH) from 1999 through 2002. Mr. Wiggett also served as the President and Chief Executive Officer of Sephora.com, one of LVMH’s operating companies/brands. Prior to that, Mr. Wiggett held senior positions with Duty Free Stores (DFS), Charles Schwab Corporation, the ITEL Corp., Cambridge Plan International and R.H. Macy Corp.
Liyuan Woo has served as Chief Financial Officer since April 2013. Ms. Woo was also Principal Accounting Officer and Vice President Corporate Controller from August 2010 to June 2014. Prior to joining bebe stores, inc, Ms. Woo held a Senior Manager position with Deloitte & Touche LLP in its M&A Transaction Services Group from October 2004 through July 2010.
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
4. We rely on third-party manufacturers to manufacture all of our products. Our future success depends, in part, on our ability to find manufacturing facilities that perform acceptably. We do not own any manufacturing facilities and therefore depend on third parties to manufacture our products. In addition, we place all of our orders for production by purchase order and do not have long-term contracts with any manufacturers. If we fail to maintain favorable relationships with our manufacturers, our business could be materially and adversely affected.

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

6. If we are unable to obtain raw materials for our products, our business could be materially adversely affected. We place all of our orders for raw materials by purchase order and do not have any long-term contracts with any supplier. If we fail to maintain favorable relationships with our suppliers or are unable to obtain sufficient quantities of quality raw materials on commercially reasonable terms, it could harm our business.
In addition, certain of our third-party manufacturers store our raw materials. In the event our inventory was damaged or destroyed and we were unable to obtain replacement raw materials, our earnings and our business could be materially and adversely impacted.
7. We face significant competition in the retail and apparel industry, which could harm our business. The retail and apparel industries are highly competitive and are characterized by low barriers to entry. We expect competition in our markets to increase. The primary competitive factors in our markets are: brand name recognition and appeal, sourcing, product styling, quality, presentation and pricing, timeliness of product development and delivery, store ambiance, customer service and convenience. We compete with traditional department stores, specialty store retailers, lower price point retailers, business to consumer websites, off-price retailers and direct marketers for, among other things, raw materials, market share, retail space, finished goods, sourcing and personnel. Because many of these competitors are larger and have substantially greater financial, distribution and marketing resources than we do or maintain comparatively lower cost of operations, we may lack the resources to effectively compete with them. If we fail to remain competitive in any way, it could harm our business, financial condition and results of operations. In addition, if we are unable to address the challenges of declining store traffic in a highly promotional, low growth environment, our business will be negatively affected.
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
In addition, economic factors such as those listed above and increased transportation costs, inflation, higher costs of labor, insurance and healthcare, and changes in other laws and regulations may increase our cost of sales and our operating, selling, general and administrative expenses. Any such increase would also negatively impact our business, including our financial results.
9. Because Manny Mashouf beneficially owns a substantial portion of the outstanding shares, other shareholders may not be able to influence the direction the company takes. As of August 30, 2014, Manny Mashouf, our Chairman of the Board, beneficially owned approximately 55% of the outstanding shares of our common stock. As a result, he can control the election of directors and the outcome of all issues submitted to the shareholders. This may make it more difficult for a third party to acquire shares, may discourage acquisition bids, and could limit the price that certain investors might be willing to pay for shares of common stock. This concentration of stock ownership may have the effect of delaying, deferring or preventing a change in control of our company.
10. We cannot assure that future store openings will be successful and new store openings may impact existing stores. We expect to open approximately 4 stores for bebe and 2 bebe outlet stores in fiscal 2015, while our international licensee operated point-of-sale locations are expected to remain unchanged. We cannot provide assurance that the stores we plan to open in fiscal 2015, or any other stores that we might open in the future, will be successful or that our overall results will improve as a result of opening these stores.
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
11. We may be forced to close stores or write-down store assets that are not able to achieve planned financial performance, which may force us to record losses in future quarters. The results achieved by our stores may not be indicative of long-term performance or the potential performance of stores in other locations. The failure of stores to achieve acceptable results could result in additional store asset impairment charges, which could adversely affect our business.
In addition, in the past, we have had to close stores as a result of poor performance. For example, in the fiscal year 2014, we closed 37 stores, including 2b stores which are part of discontinued operations, and during fiscal 2015, we anticipate closing up to 10 bebe stores and 2 bebe outlet stores. Closure of the 2b stores resulted in charges of approximately $1.9 million. We also estimate that we will incur approximately $6.4 million in lease obligation costs related to the closure of 2b stores. During fiscal year 2014, we have recorded impairment charges of approximately $7.0 million relating to under-performing stores. Closing stores because of poor performance could have a material adverse effect on our business, and such impairment and other charges have an adverse impact on our financial results.
12. Our sales, margins and operating results are subject to seasonal and quarterly fluctuations. Our business varies with general seasonal trends that are characteristic of the retail and apparel industries, such as the timing of seasonal wholesale shipments and other events affecting retail sales. As a result, our stores typically generate a higher percentage of our annual net sales and profitability in our second fiscal quarter which includes the holiday selling season, compared to other quarters.
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
13. Our success depends on our ability to attract and retain key employees in order to support our existing businesses and future expansion. From time to time we actively recruit qualified candidates to fill key executive positions within our company. There is substantial competition for experienced personnel, which we expect will continue. We compete for experienced personnel with companies who may have greater financial resources than we do. During fiscal 2014, we experienced significant turnover of our executive management team as part of a restructure. We are also exposed to employment practice litigation due to the large number of employees and high turnover of our sales associates. If we fail to attract, motivate and retain qualified personnel, it could harm our business and limit our ability to expand.
14. We rely on information technology to help manage our operations and our e-commerce store, the disruption of which could adversely impact our business. We rely on various information systems to help manage our operations and regularly assess the cost-benefit analysis associated with making additional investments to upgrade, enhance or replace such systems. If at any time we experience any disruptions affecting our information systems we could experience a material adverse impact on our business.
In addition, we operate an e-commerce store at www.bebe.com to sell our merchandise. Our on-line operations are subject to numerous risks, including unanticipated operating problems, reliance on third-party computer software providers and system failures. If at any time we experience any disruptions affecting our e-commerce store we could experience a material adverse impact on our business. The e-commerce operations also involve other risks that could have an adverse impact on our results of operations including but not limited to diversion of sales from our other stores, rapid technological change, liability for on-line content, credit card fraud and loss of sensitive data. We cannot assure that our e-commerce store will continue to achieve sales and profitability growth or even remain at its current level.
15. We are subject to cyber-security risks and may incur increasing costs in an effort to minimize those risks and to respond to cyber incidents. Our business involves the storage and transmission of customers’ personal information, consumer preferences and credit card information. We also use mobile devices, social networking and other on-line activities to connect with our customers. If we experience a significant data security breach or fail to detect and appropriately respond to a significant data security breach, we could be exposed to government enforcement actions and private litigation, and our business could be adversely affected. For example, if the portion of our network that handles payment card data is breached, it is possible that payment card and client information could be stolen. Such a breach might cause our customers to lose confidence in our ability to protect their personal information, which could cause them to discontinue usage of our club bebe loyalty program, or stop shopping with us altogether and potential significant cost.
The loss of confidence from a significant data security breach involving team members could hurt our reputation, cause team member recruiting and retention challenges, increase our labor costs and adversely affect our business and financial results.
16. Our business could be adversely impacted by unfavorable international political conditions. Our sales and operating results are, and will continue to be, affected by international social, political, legal and economic conditions. In particular, our business could be adversely impacted by instability or changes resulting in the disruption of trade with the countries in which our contractors, suppliers or customers are located, significant fluctuations in the value of the dollar against foreign currencies or restrictions on the transfer of funds, or additional trade restrictions imposed by the United States and other foreign governments. We can provide no assurance that our business will not be adversely affected by such international events.
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
17. Our ability to conduct business could be negatively impacted by the effects of natural disasters, war, terrorism, public health concerns or other catastrophes. We currently operate a corporate office in Brisbane, California, a distribution facility in Benicia, California, a design studio in Los Angeles, California, and a satellite office in New York, New York. Any serious disruption at these facilities whether due to construction, relocation, fire, flood, earthquake, terrorist acts or otherwise could harm our business. Natural disasters, extreme weather and public health concerns, including severe infectious diseases, could impact our ability to open and run our corporate offices, distribution center, stores and other operations in affected areas and/or negatively impact our foreign sourcing offices and the operations of our vendors. In addition, our ability to continue to operate our business without significant interruption in the event of a disaster or other disruption depends, in part, on the ability of our information systems to operate in accordance with our disaster recovery and business continuity plans. Lower client traffic due to the effect of natural disasters or extreme weather, security concerns, war or the threat of war and public health concerns could result in decreased sales that could have a material adverse impact on our business. For example, our sales results were negatively impacted by extreme weather throughout the third quarter of the current fiscal year. In addition, threat of terrorist attacks or actual terrorist events in the United States and world-wide could cause damage or disruption to international commerce and the global economy, disrupt the production, shipment or receipt of our merchandise or lead to lower client traffic. Our ability to mitigate the adverse impact of these events depends, in part, upon the effectiveness of our disaster preparedness and response planning as well as business continuity planning. However, we cannot be certain that our plans will be adequate or implemented properly in the event of an actual disaster or other catastrophic situation. In addition, although we maintain business interruption and property insurance, there can be no assurance that our insurance coverage will be sufficient, or that insurance proceeds will be timely paid to us.
18. If we are not able to protect our intellectual property our business may be harmed. Although we take actions to protect our trademarks and other proprietary rights we cannot assure you that we will be successful or that others will not imitate our products or infringe upon our intellectual property rights we cannot assure you that we will be successful. In addition, we cannot assure that others will not resist or seek to block the sale of our products as infringements of their trademark and proprietary rights.
We are seeking to register our trademarks domestically and internationally. Obstacles may exist that may prevent us from obtaining a trademark for the bebe, BEBE SPORT and bbsp names or related names. We may not be able to register certain trademarks, purchase the right or obtain a license to use these names or related names on commercially reasonable terms. If we fail to obtain trademark, ownership or license the requisite rights, it would limit our ability to expand our business under the bebe brand.
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

19. Our business may be negatively impacted by any failure to comply with regulatory requirements. As a public company, we are subject to numerous regulatory requirements, including those imposed by the Sarbanes-Oxley Act of 2002, the SEC and the NASDAQ Stock Market. In addition, we are subject to numerous domestic and foreign laws and regulations affecting our business, including those related to labor, employment, worker health and safety, competition, privacy, consumer protection, credit cards, import/export and anti-corruption, including the Foreign Corrupt Practices Act and the Telephone Consumer Protection Act. Our employees, subcontractors, vendors and suppliers could take actions that violate these requirements and/or our compliance policies and procedures, which could have a material adverse effect on our reputation, financial condition and on the market price of our common stock. Regulatory developments regarding the use of “conflict minerals,” certain minerals originating from the Democratic Republic of Congo and adjoining countries, could affect the sourcing and availability of raw materials used by suppliers and subject us to costs associated with the regulations, including for the diligence pertaining to the presence of any conflict minerals used in our products, possible changes to products, processes or sources of our inputs, and reporting requirements.
20. A decline in value of our investments in auction rate securities or as a result of a change in our ability to hold our investments in auction rate securities may impact our financial condition . We hold a variety of interest bearing auction rate securities, or ARS, comprised of federally insured student loan backed securities and insured municipal authority bonds. These ARS investments are intended to provide liquidity via an auction process that resets the applicable interest rate at predetermined calendar intervals, allowing investors to either roll over their holdings or gain immediate liquidity by selling such interests at par. The uncertainties in the credit markets that began in February 2008 have affected our holdings in ARS investments and the majority of auctions for our investments in these securities have continued to fail to settle on their respective settlement dates. Consequently, $15.6 million of our ARS are not currently liquid and do not mature before 2031. Of this $15.6 million, $3.6 million is subject to a temporary impairment charge. We will not be able to access these funds until a future auction of these investments is successful or the securities are purchased or redeemed outside of the auction process, or repayment at maturity. Maturity dates for these ARS investments range from 2031 to 2033, with principal distributions occurring on certain securities prior to maturity.
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

ITEM 1B.   UNRESOLVED STAFF COMMENTS
None.
ITEM 2.    PROPERTIES
As of July 5, 2014, our 206 stores, all of which are leased, encompassed approximately 820,000 total square feet. The typical store lease is for a 10-year term and requires us to pay a base rent and a percentage rent if certain minimum sales levels are achieved. Many of the leases provide a lease termination option in specified years of the lease if certain minimum sales levels are not achieved. In addition, leases for store locations typically require us to pay property taxes, utilities, repairs and common area maintenance fees.
Our main corporate headquarters are located in a facility in Brisbane, California. The Brisbane facility is approximately 35,000 square feet and houses administrative offices, planning operations and store support services. The lease expires in April 2017. We also purchased our 144,000 square foot distribution center in Benicia, California in May 2012. In fiscal 2004, we acquired a 50,000 square foot design studio and production facility in Los Angeles, California that houses our design, merchandising and production activities. In December 2008, we acquired two condominium units in Los Angeles, California for use as short-term executive accommodations with approximately 3,400 total square footage. In September 2013, we began leasing an approximately 3,000 square foot satellite office in New York, New York. The lease expires in August 2017.

ITEM 3.  LEGAL PROCEEDINGS
As of the date of this filing, we are involved in ongoing legal proceedings as described below.
As previously reported, a former employee sued us in a complaint filed July 27, 2006 in the Superior Court of California, San Mateo County (Case No. CIV 456550) alleging a failure to pay all wages, overtime wages, minimum wages and a failure to provide meal and rest periods, among other claims. The plaintiff purports to bring the action also on behalf of current and former California bebe managers who are similarly situated. On or about September 2, 2014, the parties entered a settlement agreement which is conditioned upon court approval and a certain class participation rate and is consistent with amounts we had previously accrued. The parties now seek court approval and once received, and assuming the requisite class participation, will pursue administration of the settlement terms with class members.
A former employee filed a lawsuit against us on November 2, 2010 in the Superior Court of California, San Bernardino County (Case No. CIVRS1011823) alleging a failure to pay all wages, overtime wages, minimum wages, failure to pay/provide meal and rest periods, various other violations of the California Labor Code and a violation of California Business & Professions Code §17200 et seq. The plaintiff purports to bring the action also on behalf of current and former California bebe stylists and sales associates who are similarly situated. Both parties have conducted some discovery and depositions, and we continue to prepare our defense. A hearing regarding class certification is scheduled to take place on January 13, 2015.
A customer served us with a complaint on January 31, 2014 in the United States District Court for the Northern District of California (Civil Action No. C14-267 DMR) alleging negligent violations of the Telephone Consumer Protection Act (47 U.S.C. §§227 et seq.), knowing and/or willful violations of the Telephone Consumer Protection Act (47U.S.C. §§227 et seq.) and violations of California’s unfair competition law (California Business and Professions Code §§ 17200, et seq.), each stemming from an alleged failure to obtain customer consent prior to sending text messages. The plaintiff purports to bring the action also on behalf of others similarly situated.  The lawsuit seeks statutory and injunctive relief and other remedies.  We completed our initial investigation into the claims, filed our initial response with the court, commenced discovery practice and are vigorously pursuing our defense. We filed a motion to dismiss on September 9, 2014.
A customer served us with a complaint on May 20, 2014 in the United States District Court for the Northern District of California (Civil Action No. 3:14-CV-01968) alleging negligent and willful violations of the Telephone Consumer Protection Act (47 U.S.C. §§227 et seq.) stemming from an alleged failure to obtain customer consent prior to sending text messages. The plaintiff purports to bring the action also on behalf of others similarly situated.  The lawsuit seeks statutory and injunctive relief and other remedies.  We completed our initial investigation into the claim, filed our response with the court and are vigorously pursuing our defense.
We are also involved in various other legal proceedings arising in the normal course of business.
Regarding all matters referenced herein, we intend to defend ourself vigorously and have, accrued estimated amounts of liability where required, appropriate and determinable. Any such estimates may be revised as further information becomes available. The results of any litigation are inherently uncertain and as such bebe cannot assure that it will be able to successfully defend itself in these lawsuits nor that any amounts accrued are sufficient. We believe that the legal proceedings referenced herein, as well as the amounts accrued as of this filing, either individually or in the aggregate, will not have a material adverse effect on our business, financial condition or results of operations.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock trades on the Nasdaq National Market under the symbol “BEBE.” The following table sets forth the high and low sales prices of our common stock for each quarterly period within the two years ended July 5, 2014, as reported by Nasdaq:

	High	Low
Fiscal 2013
First Quarter	$6.29	$4.78
Second Quarter	4.86	3.48
Third Quarter	4.70	3.59
Fourth Quarter	6.01	4.24
Fiscal 2014
First Quarter	$6.22	$5.20
Second Quarter	6.16	4.72
Third Quarter	7.03	4.65
Fourth Quarter	6.88	3.01
In November 2012, our board of directors authorized a program to repurchase up to $30 million of our common stock. We intend, from time to time, as business conditions warrant, to purchase stock in the open market or through private transactions. Purchases may be increased, decreased or discontinued at any time without prior notice. The plan does not obligate us to purchase any specific number of shares and may be suspended at any time at management’s discretion. In fiscal 2013, we repurchased approximately 5.5 million shares at a weighted average price per share of $3.88. No shares were repurchased during the 2014 fiscal year.
As of September 10, 2014, the number of holders of record of our common stock was 59 and the number of beneficial holders of our common stock was approximately 5,533.
Declaration and payment of dividends is within the sole discretion of our board of directors, subject to limitations imposed by California law and compliance with our credit agreement and will depend on our earnings, capital requirements, financial condition and such other factors as the board of directors deems relevant. During fiscal 2014 and fiscal 2013, we declared quarterly dividends of $0.025 each per common share.

Stock Performance Graph
The graph below compares the percentage changes in our cumulative total shareholder return on our common stock for the five-year period ended June 30, 2014, with (i) the cumulative total return of the S & P 500 Index (“S & P 500”) and (ii) the S & P Apparel, Accessories & Luxury Goods Index. The total shareholder return for our common stock assumes quarterly reinvestment of dividends.

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

	Fiscal Year Ended (number of weeks)
	July 5, 2014 (52)	July 6, 2013 (53)(1)	June 30, 2012 (52)	July 2, 2011 (52)	July 3, 2010 (52)
	(Dollars in thousands, except per share data)
Operating Results:
Net sales	$425,117	$463,169	$519,845	$490,120	$478,480
Cost of sales, including production and occupancy	286,990	308,974	311,094	299,107	285,075
Gross margin	138,127	154,195	208,751	191,013	193,405
Selling, general and administrative expenses	197,796	197,170	186,920	184,212	181,987
Operating income (loss)	(59,669)	(42,975)	21,831	6,801	11,418
Interest and other income, net	257	815	931	852	3,159
Income (loss) from continuing operations before income taxes	(59,412)	(42,160)	22,762	7,653	14,577
Provision (benefit) for income taxes(2)	(163)	26,985	9,561	3,044	6,094
Income (loss) from continuing operations, net of tax	(59,249)	(69,145)	13,201	4,609	8,483
Loss from discontinued operations, net of tax	(14,133)	(8,275)	(1,480)	(6,388)	(13,648)
Net income (loss)	$(73,382)	$(77,420)	$11,721	$(1,779)	$(5,165)
Basic per share amounts:
Income (loss) from continuing operations, net of tax	$(0.75)	$(0.84)	$0.16	$0.05	$0.10
Loss from discontinued operations, net of tax	(0.18)	(0.10)	(0.02)	(0.07)	(0.16)
Net income (loss)	$(0.93)	$(0.94)	$0.14	$(0.02)	$(0.06)
Diluted per share amounts:
Income (loss) from continuing operations, net of tax	$(0.75)	$(0.84)	$0.16	$0.05	$0.10
Loss from discontinued operations, net of tax	(0.18)	(0.10)	(0.02)	(0.07)	(0.16)
Net income (loss)	$(0.93)	$(0.94)	$0.14	$(0.02)	$(0.06)
Basic weighted average shares outstanding	79,234	81,847	84,235	84,225	86,408
Diluted weighted average shares outstanding	79,234	81,847	84,402	84,322	86,550
Statistics:
Number of stores:
Opened during period	2	10	13	10	8
Closed during the period	37	20	13	55	19
Open at end of period	207	242	252	252	297
Net sales per average store(3)	$1,829	$1,854	$1,956	$1,845	$1,831
Comparable store sales increase (decrease)(4)	(3.2)%	(9.6)%	4.8%	0.6%	(15.9)%

	As of
	July 5, 2014	July 6, 2013	June 30, 2012	July 2, 2011	July 3, 2010
	(Dollars in thousands, except per share data)
Balance Sheet Data:
Working capital	$101,000	$131,957	$197,448	$204,697	$178,479
Total assets	270,355	344,263	450,420	441,122	551,893
Shareholders’ equity	185,131	259,500	362,120	356,253	369,055
Dividends declared per common share	$0.10	$0.10	$0.10	$0.08	$1.08

(1)	The inclusion of 53 weeks of operations in fiscal 2013 added $6.5 million in net sales to continuing operations.

(2)
We regularly assess the need for a valuation allowance on our deferred tax assets. In fiscal 2013, based on this examination, we concluded that based on all available evidence, it is more likely than not that the majority of our deferred tax assets would not be realized. Therefore, we increased our valuation allowance by approximately $44.8 million. As of July 5, 2014, we continue to believe that the majority of our deferred tax assets will not be realized, therefore continuing to maintain a valuation allowance.

(3)	From continuing operations, based on the sum of average monthly sales for the period.

(4)
From continuing operations. Comparable store sales are calculated by including the net sales of stores that have been open at least one year. Therefore, a store is included in the comparable store sales base beginning with its thirteenth month. Stores that have been expanded or remodeled by 15 percent or more or have been permanently relocated are excluded from the comparable store sales base. In addition, comparable store sales are calculated using a same day sales comparison. International licensee store sales are not included in the comparable store sales calculation. Beginning in fiscal 2012, we are reporting comparable store sales results inclusive of our on-line store. We believe that given the similar nature and process of inventory planning, allocation and return policy for the on-line store and all other retail stores, the inclusion of the on-line store is a more meaningful way of reporting our comparable store sales results. In addition, we have been implementing cross-channel marketing initiatives, which benefit all retail sales, including our on-line store. The inclusion of the on-line stores increased the comparable store percentage by 3.0%, 0.7% and 2.8% for the fiscal years ended July 5, 2014, July 6, 2013 and June 30, 2012, respectively. For fiscal 2011 and 2010, the impact of including the on-line store in comparable store sales would have been an increase of 0.3% and 0.6%, respectively. Comparable store sales exclude the additional week from fiscal 2013.

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

Overview
We design, develop and produce a distinctive line of contemporary women’s apparel and accessories under the bebe, BEBE SPORT and bbsp brand names. We operate stores in the United States, Puerto Rico, Virgin Islands and Canada. In addition, we have an on-line store at www.bebe.com that ships to customers in the United States, Canada, Puerto Rico, the U.S. Protectorates and internationally via our third-party provider, International Checkout. We also have international stores operated by licensees in South East Asia, United Arab Emirates, Israel, Russia, South America, South Africa and Turkey. Our distinctive product offering includes a full range of separates, tops, dresses, active wear and accessories to satisfy her every day wardrobe needs across all occasions. We design and develop the majority of our merchandise in-house, which is manufactured to our specifications. The remainder is sourced directly from third-party manufacturers.

Fiscal 2014 financial highlights include the following:

•
Net sales from continuing operations for fiscal 2014 were $425.1 million, down 8.2% from $463.2 million for fiscal 2013. Comparable store sales for fiscal 2014 decreased 3.2% compared to a decrease of 9.6% in the previous fiscal year. The inclusion of the on-line store increased the comparable store percentage by 3.0% for the fiscal year ended July 5, 2014.

•	Gross margin from continuing operations for fiscal 2014 was 32.5% compared to 33.3% for fiscal 2013.

•	Selling, general and administrative expenses from continuing operations for the 2014 fiscal year were $197.8 million, an increase of 0.3% from $197.2 million for fiscal 2013.

•
Net loss from continuing operations for the fiscal year ended July 5, 2014 was $59.2 million, or $0.75 per share on a diluted basis, compared to net loss of $69.1 million, or $0.84 per share on a diluted basis, in the prior year.

•	In fiscal 2014, cash and equivalents increased by $7.4 million compared to a decrease of $18.0 million for fiscal 2013, as 2013 was impacted by share repurchases.
Our strategic focus for fiscal 2015 is on re-building the bebe brand, enhancing our product offering and merchandising the stores by lifestyle occasion, while maintaining a compelling fashion and value equation for our customers. In addition to driving sales and improving margin, our focus will also continue to be on pragmatically preserving cash.
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
We record gift certificates sold as a liability, and we recognize sales revenue when the gift certificate is redeemed. Similarly, customers may receive a store credit in exchange for returned goods.
We carry store credits as a liability until redeemed. We recognize unredeemed store credits and gift certificates as other income three and four years, respectively, after issuance, which is when management deems redemptions to be remote. In addition, we sell gift cards with no expiration dates to customers in our retail store locations, through our on-line stores and through third parties. We recognize sales revenue from gift cards when they are redeemed by the customer. In addition, we recognize income on unredeemed gift cards when we can determine that the likelihood of the gift card being redeemed is remote and there is no legal obligation to remit the unredeemed gift cards to relevant jurisdictions (gift card breakage), which we estimate is four years. Gift card breakage is included within selling, general and administrative expenses. We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to calculate our breakage income. However, if the actual rate of redemption for gift certificates, store credits, and gift cards increases significantly, our operating results could be adversely affected.
We record royalty revenue from product licensees as the greater of the minimum amount guaranteed in the contract or amount sold.
We recognize wholesale licensee revenue from sale of product to international licensee operated bebe stores at the time we estimate the licensee receives shipment. We exclude these stores from comparable store sales.
Stock Based Compensation. We have stock-based awards to employees that have service-based vesting conditions, and we also have awards to employees that have market-based performance conditions.
For awards to employees that have service-based vesting conditions, we recognize compensation expense, based on the calculated fair value on the date of grant. We determine the fair value using the Black-Scholes option pricing model. This model requires subjective assumptions, which are affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include our expected stock price volatility over the term of the awards, actual and projected employee exercise behaviors, risk-free interest rate and expected dividends. As the stock-based compensation expense recognized in the consolidated statements of operations and comprehensive income (loss) for fiscal 2014, 2013 and 2012 is based on awards ultimately expected to vest, such amount has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We estimate forfeitures based on our historical experience. In fiscal 2014, we accelerated the vesting on certain awards granted to our former CEO at the time of his resignation. A modification of an award that accelerates vesting is accounted for as a cancellation of the original award and an issuance of a new award. The compensation expense associated with the original award is reversed while compensation expense for the new award is recorded at fair value determined at the time the modification occurs. Compensation expense for the new award is recorded over the period the employee is required to provide service (if any).

During fiscal year 2014, as part of the total long term executive incentive plan our Board of Directors granted a target performance award of 132,138 restricted stock units (“RSU”) to certain members of its senior executive team that contained a market-based performance condition in addition to a service component. These RSUs vest after three years from the date of grant and the grants ultimately awarded will be based upon the performance percentage, which can range from 0-200% of the target performance award grant. The RSUs ultimately awarded upon vesting are based on our performance relative to peer group companies’ two year compound annual growth rate of total shareholder return. Total shareholder return is measured based on a comparison of the closing price on June 30, 2013, the day prior to the performance period beginning, and the closing price on June 30, 2015, the last day of the performance period. Total shareholder return will include the effect of dividends paid during the performance period. The fair value of these RSUs at their grant date was $6.83 and was estimated on the date of grant using a Monte Carlo simulation model that included valuation inputs for expected volatility 41%, risk free interest rate 0.38%, dividend yield 1.8% and correlation to peer group companies of 22%.
Inventories. We state inventories at the lower of weighted average cost or market. We generally determine market based on the merchandise selling price. To ensure that our raw material is properly valued, we age the fabric inventory and record a reserve in accordance with our established policy, which is based on historical experience. To ensure our finished goods inventory is properly valued, we review the age and turnover of our inventory and record an adjustment if the selling price is estimated to be marked down below cost. These assumptions can have an impact on current and future operating results and financial position. We estimate and record shrinkage for the period between the last physical count and balance sheet date based on historic shrinkage trends. We also record losses on non-cancellable purchase orders when estimated selling price is below cost.
Investments. We hold a variety of interest bearing auction rate securities (“ARS”) consisting of federally insured student loan backed securities and insured municipal authority bonds. As of July 5, 2014, our ARS portfolio totaled approximately $11.9 million, net of a temporary impairment charge of $3.6 million, classified as available for sale securities. These ARS investments are intended to provide liquidity via an auction process that resets the applicable interest rate at predetermined calendar intervals, allowing investors to either roll over their holdings or gain immediate liquidity by selling such interests at par. The uncertainties in the credit markets that began in February 2008 have affected our holdings in ARS investments and auctions for our investments in these securities have failed to settle on their respective settlement dates. Historically the fair value of ARS investments had approximated par value due to the frequent resets through the auction process. While we continue to earn interest on our ARS investments at the maximum contractual rate, the majority of these investments are not currently trading and therefore do not currently have a readily determinable market value. Accordingly, the estimated fair value of ARS no longer approximates par value. Consequently, the investments are not currently liquid, and we will not be able to access these funds until a future auction of these investments is successful, the issuer redeems the securities or at maturity. Maturity dates for these ARS range from 2031 to 2033 with principal distributions occurring on certain securities prior to maturity.
We also hold short-term available for sale securities totaling $18.7 million at July 5, 2014 that consist of certificates of deposit.
We review our investments for impairment in accordance with guidance issued by the FASB and SEC in order to determine the classification of the impairment as “temporary” or “other-than-temporary”. A temporary impairment charge results in an unrealized loss being recorded in the other comprehensive income component of shareholders’ equity. Such an unrealized loss does not affect net income for the applicable accounting period. An other-than-temporary impairment charge is recorded as a loss in the consolidated statements of operations and comprehensive income (loss) and reduces net income for the applicable accounting period. When evaluating the investments for other-than-temporary impairment, we estimate the expected cash flows of the underlying collateral by reviewing factors such as the length of time and extent to which the fair value has been below cost basis, the financial condition of the issuer and any changes thereto, and our intent to sell, or whether it is more likely than not it will be required to sell, the investment before recovery of the investment’s unamortized cost basis.
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
Impairment of long-lived assets. We review long-lived assets for impairment whenever events or changes in circumstances, such as planned store closures or poor performing stores, indicate that the carrying value of an asset may not be recoverable. Assets are grouped and evaluated for impairment at the lowest level of which there are identifiable cash flows, which is generally at a store level. Store assets are reviewed using factors including, but not limited to our future operating plans and projected cash flows. The determination of whether impairment has occurred is based on an estimate of undiscounted future cash flows directly related to that store, compared to the carrying value of the assets. If the sum of the undiscounted future cash flows of a store does not exceed the carrying value of the assets, full or partial impairment may exist. For impaired assets, we recognize a loss equal to the difference between the net book value of the asset and its estimated fair value. Fair value is based upon discounted future cash flows of the asset using a discount rate commensurate with the risk. In addition, at the time a decision is made to close a store, we record an impairment charge, if appropriate, or accelerate depreciation over the revised useful life of the asset. During fiscal 2014, 2013 and 2012, we recorded charges of $7.0 million, $3.8 million and $0.5 million, respectively for the impairment of store assets. We believe at this time that the long-lived assets’ carrying values and useful lives continue to be appropriate; however significant changes from our current forecasts could result in additional impairment charges.
Income Taxes. We account for income taxes using an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in our financial statements or tax returns. We are subject to periodic audits by the Internal Revenue Service and other foreign, state and local taxing authorities. These audits may challenge certain of our tax positions such as the timing and amount of income and deductions and the allocation of taxable income to various tax jurisdictions. We evaluate our tax positions and establish liabilities in accordance with applicable accounting guidance on uncertainty in income taxes. To the extent that our estimates change or the final tax outcome of these matters is different than the amounts recorded, such differences will impact the income tax provision in the period in which such determinations are made. We regularly asses the need for a valuation allowance against our deferred tax assets. In evaluating whether it is more likely than not that some or all of our deferred tax assets will not be realized, we consider all available positive and negative evidence, including recent year’s operational results which is objectively verifiable evidence. As a result of this evaluation, in fiscal 2013, we concluded that it is more likely than not that the majority of our deferred tax assets will not be realized and therefore we increased our valuation allowance by approximately $44.8 million. As of July 5, 2014, we continue to conclude that it is more likely than not that the majority of our deferred tax assets will not be realized, and as such we maintained a valuation allowance. Our effective tax rate in a given financial statement period may be materially impacted by changes in the mix and level of earnings, changes in the expected outcome of audits or changes in the deferred tax valuation allowance.
Lease accounting. We lease retail stores and office space under operating leases. Costs associated with securing new store leases are capitalized in other assets and amortized over the lease term. Many of our operating leases contain predetermined fixed increases of the minimum rental rate during the initial lease term. For these leases, we recognize the related rental expense on a straight-line basis over the lease term, commencing when possession of the property is taken from the landlord, which normally includes a construction period prior to the store opening. We record the difference between the recognized rent expense and the amounts paid as deferred rent.
We receive construction allowances from landlords, which are deferred and amortized on a straight-line basis over the lease term, including the construction period, as a reduction of rent expense. Construction allowances are recorded under deferred rent and other lease incentives on the balance sheet.

When we discontinued our 2b division, we closed stores prior to the expiration of the related lease. Certain of those leases contain a contractual cap on the amount we owe and we have accrued a liability pursuant to the terms of the contract. For leases with no contractual maximum we recorded an expense for the difference between the present value of our future lease payments and related costs (e.g. common area maintenance and real estate taxes) from the date of closure through the end of the remaining lease term, reduced by assumed sublease rental income. Our estimate of future cash flows is based on an analysis of the specific real estate market and included input from an independent real estate broker. Cash flows are discounted using a credit-adjusted risk free interest rate. The liability for these leases contains uncertainties because management is required to make assumptions including the duration and amount of sublease income. Furthermore, we intend to pursue a negotiated settlement with the respective landlords, and actual negotiated settlements could result in amounts that could be materially different.
Recent Accounting Pronouncements
Other Comprehensive Income
In February 2013, the FASB issued an ASU that requires enhanced disclosures around the amounts reclassified out of accumulated other comprehensive income. The amendments do not change the requirements for reporting net income or other comprehensive income. The ASU requires an entity to present information about significant reclassifications out of accumulated other comprehensive income and their corresponding effects on the respective line items in net income. The ASU was effective for annual and interim reporting periods beginning after December 15, 2012 and as such we adopted the disclosure provisions in the first quarter of fiscal 2014, and it did not have a material impact on our consolidated financial statements.
Presentation of Financial Statements
In April 2014, the FASB issued ASU No. 2014-08, "Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity", or ASU 2014-08. Under ASU 2014-08, only disposals representing a strategic shift in operations should be presented as discontinued operations. Those strategic shifts should have a major effect on the organization's operations and financial results. Additionally, ASU 2014-08 required expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations. ASU 2014-08 is effective for fiscal and interim periods beginning on or after December 15, 2014, with early adoption permitted. We have not early-adopted this ASU.
Revenue Recognition
In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers", or ASU 2014-09, which states that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this, an entity will need to identify the contract with a customer; identify the separate performance obligations in the contract; determine the transaction price; allocate the transaction price to the separate performance obligation in the contract; and recognized revenue when (or as) the entity satisfies each performance obligation. ASU No. 2014-09 will be effective beginning January 1, 2017 and can be adopted on a full retrospective basis or on a modified retrospective basis. We are currently assessing its approach to the adoption of this standard and the impact on our results of operations and financial position.

Results of Operations
Our fiscal year ends on the first Saturday on or after June 30. Fiscal year 2014 had 52 weeks, fiscal year 2013 had 53 weeks and fiscal year 2012 had 52 weeks.
The following table sets forth certain financial data as a percentage of net sales for the periods indicated:

	Fiscal Year Ended
	July 5, 2014	July 6, 2013	June 30, 2012
Summary of Operating Data:
Net sales	100.0%	100.0%	100.0%
Cost of sales, including production and occupancy(1)	67.5	66.7	59.8
Gross margin	32.5	33.3	40.2
Selling, general and administrative expenses(2)	46.5	42.6	36.0
Operating income (loss)	(14.0)	(9.3)	4.2
Interest and other income, net	0.1	0.2	0.2
Income (loss) from continuing operations before income taxes	(13.9)	(9.1)	4.4
Income tax provision	—	5.8	1.8
Income (loss) from continuing operations, net of tax	(13.9)	(14.9)	2.6
Loss from discontinued operations, net of tax	(3.3)	(1.8)	(0.3)
Net income (loss)	(17.2)%	(16.7)%	2.3%

(1)	Cost of sales includes the cost of merchandise, occupancy costs and production costs.

(2)	Selling, general and administrative expenses primarily consist of non-occupancy store costs, corporate overhead and advertising costs.

Fiscal Years Ended July 5, 2014 and July 6, 2013
Net Sales. Net sales from continuing operations decreased to $425.1 million during the fiscal year ended July 5, 2014 from $463.2 million in fiscal 2013, a decrease of $38.1 million, or 8.2%. The decrease in net sales was primarily attributable to a 3.2% decrease in comparable store sales due to a decrease in comparable store traffic as well as a decrease in wholesale sales of $2.2 million, or 5.8%. On-line store sales increased 15.3% during the year. A significant contributor to our increase in e-commerce sales in 2014 was the continued movement towards more seamless multi-channel capabilities, including increasing our on-line assortment and improving on-line ordering capabilities in stores.
Gross Margin. Gross margin from continuing operations decreased to $138.1 million for the fiscal year ended July 5, 2014 from $154.2 million in fiscal 2013, a decrease of $16.1 million, or 10.4%. As a percentage of net sales, gross margin of 32.5% was lower than the prior year at 33.3% primarily due to higher promotional activity partially offset by occupancy leverage. Gross margin in fiscal 2013 also included $2.9 million in markdowns for inventory and fabric.
Selling, General and Administrative Expenses. Selling, general and administrative expenses from continuing operations, which primarily consist of non-occupancy store costs, corporate overhead and advertising costs, increased to $197.8 million during fiscal 2014 from $197.2 million in fiscal 2013, an increase of $0.6 million, or 0.3%. The increase was due primarily to increases in advertising costs and store impairment charges ($4.2 million and $3.2 million, respectively) compared to the prior year. These increases were offset by reductions in professional fees of $3.1 million and a reduction in depreciation of $1.5 million compared with the prior year.
Interest and Other Income, Net. We generated $0.3 million of interest and other income, net of other expenses, during fiscal 2014 as compared to $0.8 million in fiscal 2013. The year over year decrease reflected the sales of auction rate securities and our continued investment in lower-yielding tax-exempt investments and money market funds.

Provision for Income Taxes. Our effective tax rate was (0.3)% for fiscal 2014 as compared to 64.0% for fiscal 2013. The rate for fiscal 2014 reflected the continuing impact of maintaining a valuation allowance against most of our deferred tax assets. Fiscal 2013 was impacted by a valuation allowance that we recorded for the majority of our deferred tax assets that was recorded in the third quarter of fiscal 2013. In future years, we expect the continuing impact of maintaining a valuation allowance against deferred tax assets to result in a near 0% effective tax rate.
Discontinued Operations. In the fourth quarter of fiscal 2014, we discontinued operations of the 2b division, allowing us to focus our efforts on the core bebe brand's retail and outlet stores, e-commerce and international licensing business. We closed 18 2b mall-based stores, including the e-commerce business, in the fourth fiscal quarter of 2014. The results of the 2b stores closed to date, net of income tax benefit, which consists of 18 and 20 stores for the fiscal years ended July 5, 2014 and July 6, 2013, respectively, have been presented as a discontinued operation in the accompanying consolidated statements of operations and comprehensive income (loss) for all periods presented and are as follows:

	Fiscal Year Ended	Fiscal Year Ended
	July 5, 2014	July 6, 2013
	(In thousands)
Net sales	$21,418	$21,516
Cost of sales, including production and occupancy	18,692	17,414
Gross margin	2,726	4,102
Selling, general and administrative expenses	16,857	12,375
Loss from discontinued operations, before income tax provision	(14,131)	(8,273)
Add: tax provision	2	2
Loss from discontinued operations, net of tax provision	$(14,133)	$(8,275)
Loss from discontinued operations, net of tax provision increased $5.9 million, or 71%, in fiscal year 2014 compared with fiscal year 2013 primarily as a result of increased selling, general and administrative expenses. The increase in selling, general and administrative expenses of $4.5, or 36%, in fiscal 2014 reflects the effect million of $6.4 million in lease obligation costs related to 2b store leases, primarily offset by the impact of $3.3 million in store impairment charges incurred in fiscal 2013.

Fiscal Years Ended July 6, 2013 and June 30, 2012
Net Sales. Net sales from continuing operations decreased to $463.2 million during the fiscal year ended July 6, 2013 from $519.8 million in fiscal 2012, a decrease of $56.6 million, or 10.9%. The decrease in net sales was primarily attributable to a 9.6% decrease in comparable store sales as well as a decrease in wholesale sales of $3.9 million, or 9.3%. On-line store sales increased 4.2% during the year. The increase in e-commerce sales was driven by increased sales of both bebe and 2b brand merchandise. A significant contributor to our increase in e-commerce sales in 2013 was the continued movement towards more seamless multi-channel capabilities, including increasing our on-line assortment and improving on-line ordering capabilities in stores. We believe that bringing website administration in house in the first quarter of 2013 has enabled us and will continue to enable us to continue to grow on-line sales, although not necessarily at the same rate as in the past given progress we have already made in this area.
Gross Margin. Gross margin from continuing operations decreased to $154.2 million for the fiscal year ended July 6, 2013 from $208.8 million in fiscal 2012, a decrease of $54.6 million, or 26.1%. As a percentage of net sales, gross margin of 33.3% was lower than the prior year at 40.2% primarily due to an increase in markdowns coupled with unfavorable occupancy leverage. Gross margin in fiscal 2013 also included $2.9 million in markdowns for inventory and fabric.
Selling, General and Administrative Expenses. Selling, general and administrative expenses from continuing operations, which primarily consist of non-occupancy store costs, corporate overhead and advertising costs, increased to $197.2 million during fiscal 2013 from $186.9 million in fiscal 2012, an increase of $10.3 million, or 5.5%. This increase was primarily a result of a $3.2 million increase in store impairment costs, a $1.4 million increase in rebranding agency costs, settlement related expenses of $3.3 million and costs related to executive transitions of $4.9 million. The comparable period of the prior year included $4.7 million in incentive compensation costs as well as $0.2 million in store impairment and closure costs.
Interest and Other Income, Net. We generated $0.8 million of interest and other income, net of other expenses, during fiscal 2013 as compared to $0.9 million in fiscal 2012. The year over year consistency reflected our continued investment in lower-yielding tax-exempt investments and money market funds.

Provision for Income Taxes. Our effective tax rate from continuing operations was 64.0% for fiscal 2013 as compared to 42.0% for fiscal 2012. During the third quarter of fiscal 2013 we recorded a valuation allowance for the majority of our deferred tax assets. As a result, our effective tax rate for fiscal 2013 is not comparable to the comparable period of the prior year.
Discontinued Operations. The results of the 2b stores closed in fiscal 2014, net of income tax provision (benefit), which consists of 20 and 14 stores for the fiscal years ended July 6, 2013 and June 30, 2012, respectively, have been presented as a discontinued operation in the accompanying consolidated statements of operations and comprehensive income (loss) for all periods presented and are as follows:

	Fiscal Year Ended	Fiscal Year Ended
	July 6, 2013	June 30, 2012
	(In thousands)
Net sales	$21,516	$10,986
Cost of sales, including production and occupancy	17,414	8,664
Gross margin	4,102	2,322
Selling, general and administrative expenses	12,375	4,746
Loss from discontinued operations, before income tax (benefit) provision	(8,273)	(2,424)
Add: tax provision (benefit)	2	(944)
Loss from discontinued operations, net of tax (benefit) provision	$(8,275)	$(1,480)
Net sales increased $10.5 million or 96% in fiscal 2013 compared with the prior year due to new store openings in fiscal 2013. Selling, general and administrative expenses increased $7.6 million in fiscal 2013, primarily reflecting the effects of a $1.5 million and $2.5 million increase in compensation and store occupancy costs, respectively, and $3.3 million in store impairment charges.

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

Liquidity and Capital Resources
Our working capital requirements vary widely throughout the year and generally peak during the first and second fiscal quarters. At July 5, 2014, we had approximately $125.0 million of cash, cash equivalents and investments on hand of which $94.3 million were cash and equivalents, approximately $11.9 million, net of impairment charges of $3.6 million, were auction rate securities (“ARS”) and approximately $18.7 million were certificates of deposit. We do not anticipate the lack of liquidity in the ARS to impact our ability to fund our operations in the foreseeable future and believe we have sufficient cash and equivalents to fund ongoing operations. In addition, we have a stand-by letter of credit agreement which provides for issuance of one or more stand-by letters of credit. As of July 5, 2014, there was $3.8 million outstanding, related to two stand-by letters of credit. To date, no beneficiary has drawn upon the stand-by letter of credit.
At July 5, 2014, we had cash and cash equivalents of $94.3 million held in accounts managed by third-party financial institutions consisting of invested cash and cash in our operating accounts. The invested cash is invested in interest bearing funds managed by third-party financial institutions. These funds invest in direct obligations of the government of the United States. To date, we have experienced no loss or lack of access to our invested cash or equivalents; however, we can provide no assurances that access to our invested cash and equivalents will not be impacted by adverse conditions in the financial markets.
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
Net cash (used by) provided by operating activities in fiscal 2014, 2013 and 2012 was $(30.3) million, $(8.4) million and $32.7 million, respectively. The decrease in cash provided by operating activities of $21.9 million from 2013 to 2014 was primarily due to lower net income (excluding the deferred tax valuation allowance) and a change in working capital. The changes in working capital of $31.0 million are primarily related to increased accrued expenses related to lease obligation costs for our 2b discontinued operations and corporate restructuring. The change from fiscal 2012 to 2013 was a result of lower overall net income (excluding the deferred tax valuation allowance) and a change in working capital of $9.6 million related to lower prepaid income tax related to our reported operating loss, lower construction allowances receivable related to timing of store construction as well as increased accounts payable as a result of the timing of our inventory orders.
Net cash provided by investing activities was $44.8 million versus net cash provided by investing activities of $19.6 million and net cash used by investing activities of $(15.2) million in fiscal 2014, 2013 and 2012, respectively. The increase in net cash provided by investing activities in fiscal 2014 from fiscal 2013 was a result of increased net proceeds from sales and maturities of investments related to the increased settlement of our ARS investments at par. The change from fiscal 2012 to 2013 was also primarily a result of increased net proceeds from sales and maturities of investments related to the increased settlement of our ARS investments at par offset by lower capital expenditures.
Capital expenditures of $19.8 million in fiscal 2014 primarily included $1.9 million related to the opening of new stores, $7.9 million related to the relocation and expansion of existing stores, $6.7 million related to investments in management information systems and $2.2 million related to visual and pre-production initiatives. Capital expenditures of $24.6 million in fiscal 2013 primarily included $6.8 million related to the opening of new stores, $9.2 million related to the relocation and expansion of existing stores, $3.1 million related to investments in management information systems and $1.2 million related to visual and pre-production initiatives.
We opened 2, 10 and 13 new stores in fiscal 2014, 2013 and 2012, respectively, and we expect to open 6 stores in fiscal 2015. In fiscal 2015, we expect capital expenditures of approximately $16.0 million, which will include capital expenditures for new stores, remodels, store expansions, information technology systems and office improvements.
During fiscal 2014, the average of new store construction costs before tenant allowances was $478,000 and the average gross inventory investment per store was $126,000.
Net cash used by financing activities was $6.8 million in fiscal 2014 compared to net cash used by financing activities of $28.8 million in fiscal 2013. The decrease in cash used by financing activities of $22.0 million was primarily a result of the stock repurchases of $21.2 million in fiscal 2013. Net cash used by financing activities was $28.8 million in fiscal 2013 compared to net cash used by financing activities of $7.0 million in fiscal 2012. The increase in cash used by financing activities of $21.8 million was primarily a result of stock repurchases of $21.2 million in fiscal 2013.
We hold a variety of interest bearing ARS consisting of federally insured student loan backed securities and insured municipal authority bonds. As of July 5, 2014, our ARS portfolio totaled approximately $11.9 million, net of a temporary impairment charge of $3.6 million, classified as available for sale securities. These ARS investments are intended to provide liquidity via an auction process that resets the applicable interest rate at predetermined calendar intervals, allowing investors to either roll over their holdings or gain immediate liquidity by selling such interests at par. The uncertainties in the credit markets that began in February 2008 have affected our holdings in ARS investments and auctions for our investments in these securities have failed to settle on their respective settlement dates. Historically the fair value of ARS investments had approximated par value due to the frequent resets through the auction process. While we continue to earn interest on our ARS investments at the maximum contractual rate, the majority of these investments are not currently trading and therefore do not currently have a readily determinable market value. Accordingly, the estimated fair value of ARS no longer approximates par value. Consequently, the investments are not currently liquid, and we will not be able to access these funds until a future auction of these investments is successful, the issuer redeems the securities, or at maturity. Maturity dates for these ARS investments range from 2031 to 2033 with principal distributions occurring on certain securities prior to maturity. We do not intend to sell our remaining ARS until we can recover the full principal amount through one of the means described above. In addition, we do not believe it is more likely than not we would be required to sell our remaining ARS until we can recover the full principal amount based on our other sources of liquidity.
We also hold short-term available for sale securities totaling $18.7 million at July 5, 2014 that consist of certificates of deposit.
In November 2012, our board of directors authorized a program to repurchase up to $30 million of our common stock. We intend, from time to time, as business conditions warrant, to purchase stock in the open market or through private transactions. Purchases may be increased, decreased or discontinued at any time without prior notice. The plan does not obligate us to purchase any specific number of shares and may be suspended at any time at management’s discretion. In fiscal 2013, we repurchased approximately 5.5 million shares at a weighted average price per share of $3.88. No shares were repurchased during the 2014 fiscal year.
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

Summary Disclosures about Contractual Obligations and Commitments:
Other than operating leases, we do not have any off-balance-sheet financing. The following tables summarize our significant contractual obligations and commercial commitments as of July 5, 2014 (in thousands):

	Amount of commitment expiration period
	Total	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years
Operating leases(3)	$253,930	$51,978	$82,266	$55,037	$64,649
Unconditional purchase obligations(1)	69,363	67,186	2,177	—	—
Total contractual obligations and commitments(2)	$323,293	$119,164	$84,443	$55,037	$64,649

(1)
Unconditional purchase obligations are defined as agreements to purchase goods or services that are enforceable and legally binding on us and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Included in the purchase obligations category above are commitments for inventory purchases, capital expenditures, information technology and professional services. Most arrangements are cancellable without a significant penalty and with short notice, usually 30 to 90 days. We excluded amounts reflected on the consolidated balance sheet as accounts payable and accrued liabilities from the table above.

(2)
The table above does not include liabilities related to unrecognized tax benefits. As we are unable to reasonably predict the timing of settlement of such liabilities, the table does not include $0.1 million of income tax, interest and penalties relating to unrecognized tax benefits that are recorded as noncurrent liabilities within our consolidated balance sheet as of July 5, 2014.

(3)
Includes amounts for operating leases related to closed 2b stores classified as discontinued operations for the following fiscal years (in thousands): 2015: $2,015; 2016: $2,074; 2017: $2,128; 2018: $2,175; 2019: $2,224; and thereafter: $5,449.

Inflation
We do not believe that inflation has had a material effect on the results of operations in the recent past. However, we cannot assure that our business will not be affected by inflation in the future. For example, cotton prices rose substantially in fiscal 2011 and 2012. Should this rise continue in fiscal 2015, there will be pressure on our average unit costs and our gross margins will continue to be impacted.

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

All highly liquid investments with a maturity of three months or less at the date of purchase are considered to be cash equivalents. Investments are considered short-term available for sale securities if the original maturity is between three months and twelve months, or long-term investments if the original maturity is greater than twelve months. Historically the fair value of ARS investments had approximated par value due to the frequent resets through the auction process. While we continue to earn interest on our ARS investments at the maximum contractual rate, the majority these investments are not currently trading and therefore do not currently have a readily determinable market value. Accordingly, the estimated fair value of ARS no longer approximates par value. We determined the estimated fair value of our investment in ARS as of July 5, 2014 by reviewing trading activity for similar securities in secondary markets as well as by using a discounted cash flow model to estimate the fair value of our investments in ARS. The assumptions used in preparing the discounted cash flow model include estimates for liquidity, interest rates, timing and amount of cash flows and expected holding periods of the ARS and recent trading information based on the secondary market. We have modified our investment strategy and increased our investments in more liquid money market investments.
The following table lists our cash equivalents, short-term marketable securities and long-term marketable securities at July 5, 2014:

Fair Value
(Dollars in thousands)
Cash equivalents	$46,423
Weighted average interest rate	0.10%
Short-term available for sale securities	$18,665
Weighted average interest rate	1.49%
Long-term available for sale securities	$11,941
Weighted average interest rate	0.21%
Total	$77,029

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
ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (“the Exchange Act”) as of the end of the period covered by this report (July 5, 2014). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of the evaluation date, our disclosure controls and procedures are effective at a reasonable level of assurance to ensure that the information required to be disclosed by us in the reports that we file or submit under the

Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely discussions regarding required disclosure.
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

SIGNATURES
Pursuant to the requirements of the Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Brisbane, State of California, on the 18th day of September 2014.

bebe stores, inc.
By:	/S/ JIM WIGGETT
Chief Executive Officer (Principal Executive Officer)

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Jim Wiggett and Liyuan Woo, and each of them acting individually, as his true and lawful attorneys-in-fact and agents, each with full power of substitution, for him in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorneys-in-fact and agents, or his or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Exchange Act, this Annual Report on Form 10-K has been signed by the following persons in the capacities and on the dates indicated:

Name	Title	Date

/S/ JIM WIGGETT	Chief Executive Officer	September 18, 2014
Jim Wiggett	(Principal Executive Officer)

/S/ LIYUAN WOO	Chief Financial Officer	September 18, 2014
Liyuan Woo	(Principal Financial Officer)

/S/ DARREN HORVATH	Controller	September 18, 2014
Darren Horvath	(Principal Accounting Officer)

/S/ MANNY MASHOUF	Chairman of the Board	September 18, 2014
Manny Mashouf

/S/ BRETT BREWER	Director	September 18, 2014
Brett Brewer

/S/ CORRADO FEDERICO	Director	September 18, 2014
Corrado Federico

/S/ SETH JOHNSON	Director	September 18, 2014
Seth Johnson

/S/ BLAIR LAMBERT	Director	September 18, 2014
Blair Lambert

bebe stores, inc.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
FISCAL YEARS ENDED JULY 5, 2014, JULY 6, 2013, AND JUNE 30, 2012:

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
The management of bebe stores, inc. is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. With the participation of the Chief Executive Officer and the Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control—Integrated Framework (1992), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of July 5, 2014.
bebe stores, inc.’s independent registered public accounting firm, Deloitte & Touche LLP, has issued an audit report on our internal control over financial reporting. This audit report appears on page F-3 of this annual report on Form 10-K.
September 18, 2014

/s/ Jim Wiggett
Jim Wiggett Chief Executive Officer (Principal Executive Officer)

/s/ Liyuan Woo
Liyuan Woo Chief Financial Officer (Principal Financial Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
bebe stores, inc.:

We have audited the accompanying consolidated balance sheets of bebe stores, inc. and subsidiaries (the “Company”) as of July 5, 2014 and July 6, 2013, and the related consolidated statements of operations and comprehensive income (loss), shareholders’ equity, and cash flows for each of the three years in the period ended July 5, 2014. We also have audited the Company’s internal control over financial reporting as of July 5, 2014, based on criteria established in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Annual Report on Internal Control over Financial Reporting”. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of bebe stores, inc. and subsidiaries as of July 5, 2014 and July 6, 2013, and the results of their operations and their cash flows for each of the three years in the period ended July 5, 2014, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of July 5, 2014, based on the criteria established in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ DELOITTE & TOUCHE LLP
San Francisco, California
September 18, 2014

bebe stores, inc.
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share data)

	As of
	July 5, 2014	July 6, 2013
Assets:
Current assets:
Cash and equivalents	$94,345	$86,965
Available for sale securities	18,665	38,945
Receivables (net of allowance of $413 and $97)	4,814	7,051
Inventories	31,683	33,862
Deferred income taxes, net	88	—
Prepaid and other	10,704	13,543
Total current assets	160,299	180,366
Available for sale securities	11,941	54,181
Property and equipment, net	93,640	104,720
Deferred income taxes, net	91	1,188
Intangible asset	917	912
Other assets	3,467	3,449
Total assets	$270,355	$344,816
Liabilities and Shareholders’ Equity:
Current liabilities:
Accounts payable	$20,022	$18,209
Accrued liabilities	39,252	29,647
Deferred income taxes, net	25	553
Total current liabilities	59,299	48,409
Deferred rent and other lease incentives	25,847	36,358
Liability for uncertain tax positions	78	549
Total liabilities	85,224	85,316
Commitments and contingencies (Notes 6, 7 and 14)
Shareholders’ equity:
Preferred stock-authorized 1,000,000 shares at $0.001 par value per share; no shares issued and outstanding	—	—
Common stock-authorized 135,000,000 shares at $0.001 par value per share; issued and outstanding 79,555,064 and 79,040,866 shares	80	79
Additional paid-in capital	142,868	138,307
Accumulated other comprehensive income	3,161	784
Retained earnings	39,022	120,330
Total shareholders’ equity	185,131	259,500
Total liabilities and shareholders’ equity	$270,355	$344,816
See accompanying notes to consolidated financial statements.

bebe stores, inc.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Amounts in thousands, except per share data)

	Fiscal Year Ended
	July 5, 2014	July 6, 2013	June 30, 2012
Net sales	$425,117	$463,169	$519,845
Cost of sales, including production and occupancy	286,990	308,974	311,094
Gross margin	138,127	154,195	208,751
Selling, general and administrative expenses	197,796	197,170	186,920
Operating income (loss)	(59,669)	(42,975)	21,831
Interest and other income, net	257	815	931
Income (loss) from continuing operations, before income taxes	(59,412)	(42,160)	22,762
Income tax provision (benefit)	(163)	26,985	9,561
Income (loss) from continuing operations, net of tax	(59,249)	(69,145)	13,201
Loss from discontinued operations, net of tax	(14,133)	(8,275)	(1,480)
Net income (loss)	$(73,382)	$(77,420)	$11,721
Basic per share amounts:
Income (loss) from continuing operations, net of tax	$(0.75)	$(0.84)	$0.16
Loss from discontinued operations, net of tax	(0.18)	(0.10)	(0.02)
Net income (loss)	$(0.93)	$(0.94)	$0.14
Diluted per share amounts:
Income (loss) from continuing operations, net of tax	$(0.75)	$(0.84)	$0.16
Loss from discontinued operations, net of tax	(0.18)	(0.10)	(0.02)
Net income (loss)	$(0.93)	$(0.94)	$0.14

Basic weighted average shares outstanding	79,234	81,847	84,235
Diluted weighted average shares outstanding	79,234	81,847	84,402
Other comprehensive income (loss)
Unrealized gain on available for sale securities, net of tax	$2,610	$1,653	$2,138
Foreign currency translation adjustments	(233)	(1,021)	(1,916)
Other comprehensive income	2,377	632	222
Comprehensive income (loss)	$(71,005)	$(76,788)	$11,943

See accompanying notes to consolidated financial statements.

bebe stores, inc.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Amounts in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
	Number of Shares	Amount
Balances as of July 2, 2011	84,097	$84	$141,829	$(5)	$214,345	$356,253
Net income	—	—	—	—	11,721	11,721
Other Comprehensive Income	—	—	—	157	65	222
Stock based compensation	—	—	2,021	—	—	2,021
Common stock issued under stock plans including tax benefit	263	—	330	—	—	330
Cash dividends declared ($0.10 per share)	—	—	—	—	(8,427)	(8,427)
Balances as of June 30, 2012	84,360	$84	$144,180	$152	$217,704	$362,120
Net loss	—	—	—	—	(77,420)	(77,420)
Other Comprehensive Income	—	—	—	632	—	632
Stock based compensation	—	—	3,107	—	—	3,107
Purchase of common stock	(5,488)	(5)	(9,447)	—	(11,774)	(21,226)
Common stock issued under stock plans including tax benefit	168	—	467	—	—	467
Cash dividends declared ($0.10 per share)	—	—	—	—	(8,180)	(8,180)
Balances as of July 6, 2013	79,040	$79	$138,307	$784	$120,330	$259,500
Net loss	—	—	—	—	(73,382)	(73,382)
Other Comprehensive Income	—	—	—	2,377	—	2,377
Stock based compensation	—	—	3,708	—	—	3,708
Common stock issued under stock plans including tax benefit	515	1	853	—	—	854
Cash dividends declared ($0.10 per share)	—	—	—	—	(7,926)	(7,926)
Balances as of July 5, 2014	79,555	$80	$142,868	$3,161	$39,022	$185,131

See accompanying notes to consolidated financial statements.

bebe stores, inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Fiscal Year Ended
	July 5, 2014	July 6, 2013	June 30, 2012
Cash flows from operating activities:
Net income (loss)	$(73,382)	$(77,420)	$11,721
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Non-cash compensation expense	3,708	3,107	2,026
Depreciation and amortization	19,379	21,560	20,279
Non-cash charge for asset impairment	7,605	7,046	490
Net loss (gain) on disposal of property	433	1,335	(296)
Deferred income taxes	515	27,702	3,754
Liability for long term uncertain tax positions	(471)	(1,687)	177
Tax benefit from exercise of stock options and awards	—	686	278
Excess tax benefit from exercise of stock options and awards	(223)	(7)	(124)
Changes in operating assets and liabilities:
Receivables	2,230	2,137	(4,175)
Inventories	2,180	(571)	226
Prepaid and other	3,177	4,648	(2,532)
Accounts payable	(307)	2,455	(2,712)
Deferred rent and other lease incentives	(4,077)	(244)	1,242
Accrued liabilities	8,956	883	2,386
Net cash provided by (used in) operating activities	(30,277)	(8,370)	32,740
Cash flows from investing activities:
Purchase of property and equipment	(19,799)	(24,611)	(42,066)
Insurance proceeds from property and equipment	42	—	763
Purchase of investments	(15,574)	(73,897)	(83,896)
Proceeds from sales and maturities of investments	80,126	118,066	110,045
Other	(5)	—	(27)
Net cash provided by (used in) investing activities	44,790	19,558	(15,181)
Cash flows from financing activities:
Proceeds from stock options exercised	854	597	1,346
Excess of tax benefit on stock options exercised	223	7	124
Cash dividends paid	(7,926)	(8,180)	(8,427)
Purchases of common stock	—	(21,226)	—
Net cash used in financing activities	(6,849)	(28,802)	(6,957)
Net increase (decrease) in cash and equivalents	7,664	(17,614)	10,602
Effect of exchange rate changes on cash	(284)	(403)	(797)
Cash and equivalents:
Beginning of year	86,965	104,982	95,177
End of year	$94,345	$86,965	$104,982
Non-cash investing activities:
Change in fair value of available for sale securities—unrealized gain	$2,610	$1,653	$2,138
Accrued capital expenditures	5,809	2,431	6,160
Supplemental information:
Cash paid for interest	$9	$45	$78
Cash paid (received) for income taxes	$(2,052)	$(3,564)	$6,732
See accompanying notes to consolidated financial statements.

bebe stores, inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Summary of Significant Accounting Policies
Nature of the business—bebe stores, inc. (the “Company”) designs, develops and produces a distinctive line of contemporary women’s apparel and accessories, which it markets under the bebe, BEBE SPORT and bbsp brand names. As of July 5, 2014, the Company operates 206 specialty retail stores located in 34 states, the District of Columbia, Puerto Rico, the U.S. Virgin Islands and Canada and our on-line store at www.bebe.com. In addition, the Company has 94 international stores operated by licensees.
The Company has one reportable segment and has two brands with product lines of a similar nature. Revenues of the Company’s international wholesale licensee retail operations represented approximately eight percent of net sales for fiscal years 2014, 2013 and 2012.
Basis of financial statement presentation—The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America (GAAP).
Consolidation—The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany transactions and balances have been eliminated.
Fiscal year—The Company’s fiscal year ends on the first Saturday on or after June 30. Fiscal year 2014 had 52 weeks, fiscal year 2013 had 53 weeks and fiscal year 2012 had 52 weeks.
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
Foreign currency adjustments—The Company enters into a significant amount of purchase obligations outside of the United States, substantially all of which are negotiated and settled in U.S. dollars. The Company also has a subsidiary for which the functional currency is the Canadian dollar, as well as a subsidiary for which the functional currency is the Japanese yen. Assets and liabilities of bebe’s foreign operations are translated into U.S. dollars at year-end rates, while income and expenses are translated at the weighted average exchange rates for the year. The related translation adjustments are recorded in accumulated other comprehensive income as a separate component of shareholders’ equity. Intercompany settlements are recorded in interest and other income, net at the weighted average exchange rate for the year.
Cash and equivalents—represent cash and short-term, highly liquid investments with original maturities of less than three months. The Company also classifies amounts in transit from banks for customer credit card and debit card transactions as cash and equivalents as the banks process the majority of these amounts within one or two business days.
Investments—The Company holds treasury bills, certificates of deposit and a variety of interest bearing auction rate securities (“ARS”) consisting of federally insured student loan backed securities and insured municipal authority bonds. The Company designates its investments as available for sale securities which are reported at fair value, with unrealized gains and losses recorded in accumulated other comprehensive income. As of July 5, 2014, the Company’s ARS portfolio totaled approximately $11.9 million, net of impairment, and is classified as available for sale securities. (See note 3 for further discussion of the Company’s investments.)
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
Allowance for doubtful accounts—The changes in the allowance for doubtful accounts are summarized below (in thousands):

	Fiscal Year Ended
	July 5, 2014	July 6, 2013	June 30, 2012
Balance at beginning of year	$97	$1,255	$1,247
Charged to expense	505	101	41
Write offs	(189)	(1,259)	(33)
Balance at end of year	$413	$97	$1,255
During fiscal 2013 the Company wrote off its full reserve for not sufficient funds (“NSF”) checks as it stopped accepting checks as a form of tender for retail sales in fiscal 2011 and the receipt of payment is deemed to be remote.
Property and equipment, net—are stated at cost. Depreciation and amortization on property and equipment is computed using the straight-line method over the following estimated useful lives and is included within selling, general and administrative expenses.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
1. Summary of Significant Accounting Policies (Continued)

The Company discontinued its 2b division and closed stores prior to the expiration of the related leases. Certain of those leases contain a contractual cap on the amount owed and the Company has accrued a liability pursuant to the terms of the contract. For leases with no contractual maximum an expense was recorded for the difference between the present value of our future lease payments and related costs (e.g. common area maintenance and real estate taxes) from the date of closure through the end of the remaining lease term, reduced by assumed sublease rental income. The estimate of future cash flows is based on an analysis of the specific real estate market and included input from an independent real estate broker. Cash flows are discounted using a credit-adjusted risk free interest rate. The liability for these leases contains uncertainties because management is required to make assumptions including the duration and amount of sublease income. Furthermore, the Company intends to pursue a negotiated settlement with the respective landlords, and actual negotiated settlements could result in amounts that differ from amounts recorded and will be reflected within discontinued operations in the period of settlement.
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
The Company records a reserve for estimated product returns based on estimated margin using historical return trends. If actual returns are greater than those projected, additional sales returns may be recorded in the future. The changes in the returns reserve are summarized below (in thousands):

	Fiscal Year Ended
	July 5, 2014	July 6, 2013	June 30, 2012
Balance at beginning of year	$703	$817	$933
Charged to cost and expense	18,782	15,224	16,545
Returns	(18,830)	(15,338)	(16,661)
Balance at end of year	$655	$703	$817
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
Gift certificates sold are recorded as a liability and revenue is recognized when the gift certificate is redeemed. Similarly, customers may receive a store credit in exchange for returned goods. Store credits are recorded as a liability until redeemed. Unredeemed store credits and gift certificates are recognized as other income within selling, general and administrative expenses three and four years, respectively, after issuance. In addition, the Company sells gift cards with no expiration dates to customers in its retail store locations, through its on-line stores, and through third parties. Income from gift cards is recognized when they are redeemed by the customer. In addition, the Company recognizes income on unredeemed gift cards when the likelihood of the gift card being redeemed is remote and there is no legal obligation to remit the unredeemed gift cards to relevant jurisdictions (gift card breakage). The Company determines the gift card breakage income based on historical redemption patterns, which the Company estimates is four years. Gift card breakage is included within selling, general and administrative expenses.
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
Advertising costs—are charged to expense when the advertising takes place. Advertising costs from continuing operations were $27.4 million, $23.2 million and $22.9 million, respectively, during fiscal 2014, 2013 and 2012.
Income taxes—are accounted for using an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. The Company is subject to periodic audits by the Internal Revenue Service and other foreign, state and local taxing authorities. These audits may challenge certain of the Company’s tax positions such as the timing and amount of income and deductions and the allocation of taxable income to various tax jurisdictions. The Company evaluates its tax positions and establishes liabilities in accordance with applicable accounting guidance on uncertainty in income taxes. In estimating future tax consequences, all expected future events known to management are considered other than pending changes in the tax law or rates. The Company regularly assesses the need for a valuation allowance against its deferred assets. In evaluating whether it is more likely than not that some or all of the Company’s deferred tax assets will not be realized, it considers all available positive and negative evidence, including recent year’s operational results which is objectively verifiable evidence. As a result of its evaluation of the realizability of its deferred tax assets as of July 5, 2014, the Company has concluded, based upon all available evidence, that it is more likely than not that the majority of its deferred tax assets will continue to not be realized and the Company has recorded a valuation allowance.
Additional income tax information has been included in note 10 of the notes to the financial statements.
Self-insurance—The Company uses a combination of insurance and self-insurance for employee related health care benefits and workers compensation. The Company records self-insurance liabilities based on claims filed and an estimate of those claims incurred but not reported.
Stock-based compensation—The Company has equity awards that vest based on achieving a service condition, and also has equity awards that vest based on a market-based performance condition.
For awards that vest based on a service condition, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is the vesting period. The Company uses the Black-Scholes option pricing model to determine the fair value of stock options, restricted stock units and employee stock purchase plan shares. The determination of the fair value of stock-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of complex and subjective variables. These variables include the Company’s expected stock price volatility over the expected term of the awards, actual and projected employee exercise behaviors, risk-free interest rate and expected dividends. As the stock-based compensation expense recognized on the consolidated statements of operations and comprehensive income (loss) for fiscal 2014, 2013 and 2012 is based on awards ultimately expected to vest, such amounts have been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on the Company’s historical experience. In fiscal 2014, we accelerated the vesting on certain awards granted to our former CEO at the time of his resignation. A modification of an award that accelerates vesting is accounted for as a cancellation of the original award and the issuance of a new award. The compensation expense associated with the original award is reversed while compensation expense for the new award is recorded at fair value determined at the time the modification occurs. Compensation expense for the new award is recorded over the period the employee is required to provide service (if any).

During fiscal year 2014, as part of the total long term executive incentive plan, the Company’s Board of Directors granted a target performance award of 132,138 restricted stock units (“RSU”) to certain members of its senior executive team that contained a market-based performance condition in addition to a service component. These RSUs vest after three years from the date of grant and the grants ultimately awarded will be based upon the performance percentage, which can range from 0-200% of the target performance award grant. The RSUs ultimately issued upon vesting are based on the Company’s performance relative to peer group companies’ two year compound annual growth rate of total shareholder return. Total shareholder return is measured based on a comparison of the closing price on June 30, 2013, the day prior to the performance period beginning, and the closing price on June 30, 2015, the last day of the performance period. Total shareholder return will include the effect of dividends paid during the performance period. The per share fair value of these RSUs at their grant date was $6.83 and was estimated on the date of grant using a Monte Carlo simulation model that included valuation inputs for expected volatility 41%, risk free interest rate 0.38%, dividend yield 1.8% and correlation to peer group companies of 22%.

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
The following is a reconciliation of the number of shares used in the basic and diluted earnings per share computations:

	Fiscal Year Ended
	July 5, 2014	July 6, 2013	June 30, 2012
	(in thousands)
Basic weighted average number of shares outstanding	79,234	81,847	84,235
Incremental shares from assumed issuance of stock options	—	—	167
Diluted weighted average number of shares outstanding	79,234	81,847	84,402
The number of incremental shares from the assumed issuance of stock options is calculated by applying the treasury stock method.
Excluded from the computation of the number of diluted weighted average shares outstanding were anti-dilutive options to purchase 4.8 million, 5.5 million and 3.8 million shares for the fiscal years ended July 5, 2014, July 6, 2013 and June 30, 2012, respectively.
Comprehensive income—consists of net income and other comprehensive income (income, expenses, gains and losses that bypass the income statement and are reported directly as a separate component of net income). The Company’s comprehensive income includes net income (loss), unrealized gains (losses) on investments and foreign currency translation adjustments for all periods presented. Such components of comprehensive income are shown in the consolidated statements of operations and comprehensive income (loss).
Recent Accounting PronouncementsOther Comprehensive Income
In February 2013, the FASB issued an ASU that requires enhanced disclosures around the amounts reclassified out of accumulated other comprehensive income. The amendments do not change the requirements for reporting net income or other comprehensive income. The ASU requires an entity to present information about significant reclassifications out of accumulated other comprehensive income and their corresponding effects on the respective line items in net income. The ASU was effective for annual and interim reporting periods beginning after December 15, 2012 and as such, the Company adopted the disclosure provisions in the first quarter of fiscal 2014 and it did not have a material impact on the Company's consolidated financial statements.
Presentation of Financial Statements
In April 2014, the FASB issued ASU No. 2014-08, "Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity", or ASU 2014-08. Under ASU 2014-08, only disposals representing a strategic shift in operations should be presented as discontinued operations. Those strategic shifts should have a major effect on the organization's operations and financial results. Additionally, ASU 2014-08 required expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations. ASU 2014-08 is effective for fiscal and interim periods beginning on or after December 15, 2014, with early adoption permitted. The Company has not early-adopted this ASU.
Revenue Recognition
In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers", or ASU 2014-09, which states that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this, an entity will need to identify the contract with a customer; identify the separate performance obligations in the contract; determine the transaction price; allocate the transaction price to the separate performance obligation in the contract; and recognized revenue when (or as) the entity satisfies each performance obligation. ASU No. 2014-09 will be effective beginning January 1, 2017 and can be adopted on a full retrospective basis or on a modified retrospective basis. The Company is bebe stores, inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
1. Summary of Significant Accounting Policies (Continued)

currently assessing its approach to the adoption of this standard and the impact on our results of operations and financial position.
2. Discontinued Operation of 2b Stores
In the fourth quarter of fiscal 2014, the Company discontinued the operations of the 2b division by closing all existing 2b stores including 2b.com, allowing the Company to focus its efforts on the core bebe brand's retail and outlet stores, e-commerce and international licensing business. The Company closed 18 2b mall-based stores, including the e-commerce business, in the fourth fiscal quarter of 2014. The results of the 2b stores closed to date, net of income tax benefit, which consists of 18, 20 and 14 stores for the fiscal years ended July 5, 2014, July 6, 2013 and June 30, 2012, respectively, have been presented as a discontinued operation in the accompanying consolidated statements of operations and comprehensive income (loss) for all periods presented and are as follows:

	Fiscal Year Ended
	July 5, 2014	July 6, 2013	June 30, 2012
		(In thousands)
Net sales	$21,418	$21,516	$10,986
Cost of sales, including production and occupancy	18,692	17,414	8,664
Gross margin	2,726	4,102	2,322
Selling, general and administrative expenses	16,857	12,375	4,746
Loss from discontinued operations, before income tax provision (benefit)	(14,131)	(8,273)	(2,424)
Tax provision (benefit)	2	2	(944)
Loss from discontinued operations, net of tax provision (benefit)	$(14,133)	$(8,275)	$(1,480)

Costs associated with exit or disposal activities are recorded when the liability is incurred. As of July 5, 2014, the Company has a remaining reserve of $7.4 million for future costs associated with discontinued operations. This reserve has been included within the "Accrued liabilities" line in the consolidated balance sheets. A roll forward of the reserve is presented as follows:

	Lease Obligations	Other Costs	Total
		(In thousands)
Balance as of July 6, 2013	$—	$—	$—
Costs incurred in fiscal 2014	6,385	1,000	7,385
Cash payments/or markdowns applied	—	—	—
Balance as of July 5, 2014	$6,385	$1,000	$7,385

For leases with a contractual maximum on the termination cost, the lease obligation is computed pursuant to the terms of the contract. For leases with no contractual maximum, the lease obligation amount is the estimated fair value of the obligation as of July 5, 2014, computed as the net present value of the contractual lease payments over the remainder of the lease term reduced by assumed sub-lease rental income.

Other costs consist of a reserve for estimated losses on purchase commitments for 2b inventory. This obligation will be applied when the related inventory is received.

3. Investments
The Company’s investment portfolio consists of treasury bills, certificates of deposit and auction rate securities. The Company held short term available for sale securities totaling $18.7 million as of July 5, 2014, that consisted entirely of certificates of deposit at cost which approximates fair value. The Company also held long term available for sale securities at fair value totaling $11.9 million as of July 5, 2014, that consisted of interest bearing auction rate securities (“ARS”).
The Company's ARS consist of federally insured student loan backed securities and insured municipal authority bonds. As of July 5, 2014, the Company’s ARS portfolio totaled approximately $11.9 million classified as available for sale securities, net of a temporary impairment charge of $3.6 million. As of that date, the Company’s ARS portfolio includes approximately 77%

bebe stores, inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
3. Investments ( Continued)

federally insured student loan backed securities and 23% municipal authority bonds. The Company’s ARS portfolio consists of approximately 36% A rated investments, 19% BBB rated investments and 45% CCC rated investments. This is a change from the Company’s fiscal 2013 portfolio, which consisted of 21% AAA rated investments, 19% AA rated investments, 23% A rated investments, 20% BBB rated investments and 17% CCC rated investments. These ARS investments are intended to provide liquidity via an auction process that resets the applicable interest rate at predetermined calendar intervals, allowing investors to either roll over their holdings or gain immediate liquidity by selling such interests at par. The uncertainties in the credit markets that began in February 2008 have affected the Company’s holdings in ARS investments and auctions for the Company’s investments in these securities have failed to settle on their respective settlement dates. Historically the fair value of ARS investments had approximated par value due to the frequent resets through the auction process. While the Company continues to earn interest on its ARS investments at the maximum contractual rate, the majority of these investments are not currently trading and therefore do not currently have a readily determinable market value. Accordingly, the estimated fair value of ARS no longer approximates par value. Consequently, the investments are not currently liquid, and the Company will not be able to access these funds until a future auction of these investments is successful, the issuer redeems the securities, or at maturity. Maturity dates for these ARS investments range from 2031 to 2033 with principal distributions occurring on certain securities prior to maturity.
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

The following is a summary of the Company’s available for sale securities:

	As of July 5, 2014
	Cost	Unrealized Losses Less Than 12 Months	Unrealized Losses 12 Months or Greater	Estimated Fair Value
	(in thousands)
Short term certificates of deposit	$18,665	$—	$—	$18,665
Long term auction rate securities	$15,575	$—	$3,634	$11,941

	As of July 6, 2013
	Cost	Unrealized Losses Less Than 12 Months	Unrealized Losses 12 Months or Greater	Estimated Fair Value
	(in thousands)
Short term treasury bills	$11,990	$—	$—	$11,990
Short term certificates of deposit	26,955	—	—	26,955
	$38,945	$—	$—	$38,945
Long term treasury bills	$19,950	$—	$—	$19,950
Long term auction rate securities	40,475	—	6,244	34,231
Total	$60,425	$—	$6,244	$54,181

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
As of July 5, 2014, the Company held financial instruments that are measured at fair value on a recurring basis. These included cash equivalents and available for sale securities. Cash equivalents consist of money market funds. Short term available for sale securities consist of certificates of deposit. Long term available for sale securities consist of government treasury bills and ARS. These ARS consist of federally insured student loan backed securities and insured municipal authority bonds.
The Company determined the estimated fair value of its investment in ARS as of July 5, 2014 by reviewing trading activity for similar securities in secondary markets as well as by using a discounted cash flow model. The assumptions used in preparing the discounted cash flow model include estimates for liquidity (average of LIBOR +4.64%), interest rates (weighted average of 0.2%), timing (range from 0 – 14 years), credit ratings and amount of cash flows and expected holding periods of the ARS and recent trading activity in the secondary marketplace.
The following items are measured at fair value on a recurring basis at July 5, 2014:

Description	July 5, 2014	Using Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
	Fair value measurements at reporting date (In thousands)
Cash equivalents	$46,423	$46,423	$—	$—
Current available for sale securities	18,665	—	18,665	—
Non-current available for sale securities	11,941	—	—	11,941
Total	$77,029	$46,423	$18,665	$11,941
The following items are measured at fair value on a recurring basis at July 6, 2013:

Description	July 6, 2013	Using Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
	Fair value measurements at reporting date (In thousands)
Cash equivalents	$50,123	$50,123	$—	$—
Current available for sale securities	38,946	11,990	26,956	—
Non-current available for sale securities	54,181	19,950	—	34,231
Total	$143,250	$82,063	$26,956	$34,231
During the fiscal years ended July 5, 2014 and July 6, 2013, there were no transfers of assets and liabilities between Level 1 (quoted prices in active markets for identical assets) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy. An impairment charge has been recorded that reduces the carrying amount of the non-current available for sale securities of $15.6 million to their estimated fair value of $11.9 million as of July 5, 2014. The following table presents the Company’s activity for assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the fiscal year ended July 5, 2014:

bebe stores, inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Fair Value Measurements (Continued)

(In thousands)
Balance at July 6, 2013	$34,231
Total gains or (losses) (realized or unrealized)
Included in earnings	—
Included in other comprehensive income	2,610
Settlements	(24,900)
Balance at July 5, 2014	$11,941

Non-financial Assets
The Company measures certain non-financial assets and liabilities, including long-lived assets, at fair value on a non-recurring basis. During the fiscal years ended July 5, 2014, June 6, 2013 and June 30, 2012, the Company recorded impairment charges of approximately $7.0 million, $3.8 million and $0.5 million, respectively, related to under-performing stores. The following table presents the Company’s considerations of at-risk assets for the fiscal years ended July 5, 2014, July 6, 2013 and June 30, 2012, respectively:

	Fiscal Year Ended
	July 5, 2014		July 6, 2013		June 30, 2012
Number of stores identified as at risk and evaluated for impairment	38		42		14
Total carrying amount of stores identified as at risk prior to any impairment charges taken	$8.4	million	$7.1	million	$3.2	million
Less: impairment charges recorded during the period	$7.0	million	$3.8	million	$0.5	million
Remaining carrying amount of stores identified as at risk after impairment charges taken	$1.4	million	$3.3	million	$2.7	million
Number of stores considered at risk, but not impaired	10		18		11
Total carrying amount of stores identified as at risk, but not impaired	$1.2	million	$3.0	million	$2.7	million
The fair market value of these assets was determined using the income approach and level 3 inputs, which required management to make significant estimates about future operating plans and projected cash flows. Management estimates the amount and timing of future cash flows based on its experience and knowledge of the retail market in which each store operates. The assumptions used in preparing the discounted cash flow model and the related sensitivity analysis around the discounted cash flow model include estimates for weighted average cost of capital (11.0)% and annual revenue growth rates (range from (2.0)% – 5.0%). The stores not impaired had undiscounted cash flows that exceeded their net carrying amount at a weighted average of 447%, 472% and 548% for the fiscal years ended July 5, 2014, July 6, 2013 and June 30, 2012, respectively.

bebe stores, inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Inventories
The Company’s inventories consist of:

	As of
	July 5, 2014	July 6, 2013
	(In thousands)
Raw materials	$1,206	$1,965
Merchandise available for sale	30,477	31,897
Inventories	$31,683	$33,862
6. Credit Facilities
The Company had an unsecured commercial line of credit agreement which provides for borrowings and issuance of letters of credit of up to a combined total of $10.0 million. This agreement was canceled by the Company on May 14, 2014. The outstanding balance bears interest at either the bank’s reference rate (which was 3.25% as of July 6, 2013) or the LIBOR rate (which was 0.19% at July 6, 2013) plus 1.75% points. As of July 6, 2013 there were no outstanding cash borrowings, no trade letters of credit outstanding and one $3.0 million outstanding stand-by letter of credit.
On May 14, 2014 the Company entered into a stand-by letter of credit agreement which provides for issuance of one or more stand-by letters of credit. As of July 5, 2014 there was $3.8 million outstanding, related to two stand-by letters of credit. To date, no beneficiary has drawn upon the stand-by letter of credit.
7. Lease Obligations
The Company leases its retail store locations, corporate headquarters. The Company recognizes rent expense on a straight-line basis over the term of the lease, taking into account, when applicable, lessor incentives for tenant improvements, periods where no rent payment is required and escalations in rent payments over the term of the lease. Deferred rent is recognized for the difference between the rent expense recognized on a straight-line basis and the payments made per the terms of the lease. Store leases typically provide for payment by the Company of certain operating expenses, real estate taxes and additional rent based on a percentage of net sales if a specified net sales target is exceeded. In addition, certain leases have escalation clauses and provide for terms of renewal and/or early termination based on the net sales volumes achieved.
Rent expense under operating leases for the fiscal years ended July 5, 2014, July 6, 2013, and June 30, 2012 was $86.9 million, $94.1 million and $89.2 million, respectively. Rent expense included other lease-required expenses for fiscal years 2014, 2013 and 2012 of $28.4 million, $31.3 million and $29.0 million, respectively.
Future minimum lease payments for noncancellable leases at July 5, 2014 are as follows:

Operating Leases
(in thousands)
Fiscal year
2015	$51,978
2016	45,422
2017	36,844
2018	30,257
2019	24,780
Thereafter	64,649
Total minimum lease payments	$253,930
Includes amounts for operating leases related to closed 2b stores classified as discontinued operations for the following fiscal years (in thousands): 2015: $2,015; 2016: $2,074; 2017: $2,128; 2018: $2,175; 2019: $2,224; and thereafter: $5,449.

bebe stores, inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Accrued Liabilities
Accrued liabilities consist of the following (in thousands):

	As of
	July 5, 2014	July 6, 2013
Gift certificates, gift cards and store credits	$5,176	$5,456
Employee compensation	9,802	8,253
Sales/use tax payable	3,466	4,045
Deferred revenue	3,994	3,675
Capital expenditures	1,852	570
Lease obligation costs	6,385	—
Other	8,577	7,648
Total	$39,252	$29,647

Costs associated with exit or disposal activities, (including restructuring charges) are recorded as a liability when incurred. In addition to the lease termination and other costs related to the closure of 2b described in note 2, as of July 5, 2014, the Company has $1.9 million accrued as of July 5, 2014 for future severance costs associated with a restructuring occurring in fiscal 2014 as follows (in thousands):

Total
Balance as of July 6, 2013	$—
Costs incurred in fiscal 2014	2,167
Cash payments	(223)
Balance at July 5, 2014	$1,944
This amount is included in employee compensation and has been recorded in selling, general and administrative expenses.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Income Taxes
Significant components of the provision for income taxes expense (benefit) from continuing operations are as follows:

	Fiscal Year Ended
	July 5, 2014	July 6, 2013	June 30, 2012
	(in thousands)
Current:
Federal	$—	$—	$171
State	(440)	(34)	678
Foreign	(204)	(1,475)	498
	(644)	(1,509)	1,347
Deferred:
Federal	—	21,753	7,057
State	—	6,417	1,013
Foreign	481	324	144
	481	28,494	8,214
Provision (benefit) from continuing operations	$(163)	$26,985	$9,561
The components of earnings (loss) from continuing operations before income taxes are as follows:

	Fiscal Year Ended
	July 5, 2014	July 6, 2013	June 30, 2012
	(in thousands)
United States	$(69,191)	$(53,643)	$7,836
Foreign	9,779	11,483	14,926
Total income (loss) from continuing operations before income taxes	$(59,412)	$(42,160)	$22,762
A reconciliation of the federal statutory tax rate with the Company’s effective income tax rate from continuing operations is as follows:

	Fiscal Year Ended
	July 5, 2014	July 6, 2013	June 30, 2012
Federal statutory rate	(35.0)%	(35.0)%	35.0%
State rate, net of federal benefit	(3.2)	(3.3)	4.9
Tax-exempt interest	—	(0.2)	(0.6)
Stock-based compensation	0.1	0.4	1.0
Valuation allowance	39.3	101.1	—
Foreign deferred tax adjustment	(0.8)	0.2	0.7
Tax reserve adjustment	(0.5)	0.5	0.1
Other	(0.2)	0.3	0.9
Effective tax rate	(0.3)%	64.0%	42.0%

bebe stores, inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Income Taxes (Continued)
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax reporting purposes.
Significant components of the Company’s deferred tax assets (liabilities) are as follows:

	July 5, 2014	July 6, 2013
	(in thousands)
Current:
Gift certificates, gift cards and store credits	$1,204	$1,249
Inventory	2,399	1,935
Other accrued expenses	3,142	769
Deferred revenue	1,158	1,040
Accrued vacation	702	978
State taxes	(61)	(188)
Prepaid expenses	(699)	(1,101)
Tax credit and net operating loss carryovers	154	—
Other	3	—
Total current	8,002	4,682
Valuation allowance	(7,939)	(5,235)
Current deferred tax assets (liabilities), net	63	(553)
Non-Current:
Basis difference in fixed assets	15,005	11,443
Deferred rent	6,528	7,873
Stock based compensation	4,348	5,723
Foreign tax credit	1,101	1,467
Tax credit and net operating loss carryovers	42,625	19,264
Construction allowance	(5,265)	(4,636)
Unrealized loss on ARS	1,339	2,321
Indirect benefit from uncertain tax positions	42	192
Other	253	254
Total non-current	65,976	43,901
Valuation allowance	(65,885)	(42,713)
Non-current deferred tax assets, net	91	1,188
Deferred tax assets, net	$154	$635
As of July 5, 2014, the Company has federal, state and foreign gross net operating loss carryovers of approximately $108.4 million, $85.4 million and $1.7 million, respectively. If not used, these carry forwards will expire at various dates from fiscal year 2017 to fiscal year 2034. The Company also has foreign tax credit and state tax credit carry forwards of approximately $1.1 million and $0.1 million, respectively, which will be available to offset future taxable income. If not used, the foreign tax credit carry forwards will expire at various dates from 2016 to 2024 and the state tax credit does not expire.
As of July 5, 2014, it was considered more likely than not that the Company’s deferred tax assets would not be realized with the exception of the Company’s deferred tax assets in Japan of approximately $0.2 million. The Company regularly assesses the need for a valuation allowance against its deferred assets. In evaluating whether it is more likely than not that some or all of the Company’s deferred tax assets will not be realized, it considers all available positive and negative evidence, including recent year’s operational results which is objectively verifiable evidence. As a result of its evaluation of the realizability of its deferred tax assets as of July 5, 2014, the Company has concluded, based upon all available evidence, that it is more likely than not that the majority of its deferred tax assets will not be realized. Therefore, the Company has increased its valuation allowance by approximately $25.9 million for the current fiscal year. The Company will continue to maintain a bebe stores, inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Income Taxes (Continued)
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
The Company accounts for interest and penalties related to unrecognized tax benefits as a component of income tax expense. During the fiscal years ended July 5, 2014, July 6, 2013 and June 30, 2012, the Company recognized approximately ($0.1) million, $(0.3) million, and $0.2 million in interest and penalties, respectively. The Company had approximately $0.0 million and $0.2 million for the accrual of interest and penalties at July 5, 2014 and July 6, 2013, respectively.
The Company could be subject to Federal income tax examinations for fiscal years 2011 and forward and could be subject to state and Canada examinations for fiscal years 2010 and forward. The Company is currently under examination in certain states and expects the commencement of these tax audits in the near term. At this time, the Company does not believe that the outcome of any examination will have a material impact on the Company’s financial statements.
As of July 5, 2014, the Company has $0.4 million in unrecognized tax benefits. A reconciliation of the beginning and ending amount of unrecognized tax benefits follows:

	July 5, 2014	July 6, 2013	June 30, 2012
	(in thousands)
Balance as of beginning of period	$898	$1,756	$1,668
Additions for tax positions taken during the current year	—	511	67
Additions for tax positions taken during prior years	—	77	332
Reductions for tax positions taken during the current year	(272)	—	—
Settlements	(180)	(37)	(38)
Expirations of statues of limitations	(62)	(1,409)	(273)
Balance as of end of period	$384	$898	$1,756
Of the $0.4 million recorded at July 5, 2014, $0.3 million of unrecognized tax benefits would affect the effective tax rate if recognized. While the Company expects the amount of unrecognized tax benefits to change in the next twelve months, the change is not expected to have a significant effect on the estimated effective annual tax rate, the results of operations or financial position.

11. Property and Equipment:
Property and equipment consist of the following:

	As of
	July 5, 2014	July 6, 2013
	(in thousands)
Leasehold improvements	$121,346	$132,253
Furniture, fixtures and equipment	51,107	52,237
Computer hardware and software	48,815	46,097
Land and buildings	29,478	29,478
Construction in progress	14,984	8,540
Total	265,730	268,605
Less: Accumulated depreciation	(172,090)	(163,885)
Property and equipment, net	$93,640	$104,720
Construction in progress consists primarily of construction costs related to facilities that will open subsequent to year end and information technology projects.

bebe stores, inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Employee Benefit Plan
Employees are eligible to participate in the Company’s 401(k) plan if they have been employed by the Company for six months, have reached age 21 and work at least 1,000 hours annually. Generally, employees can defer up to 75% of their gross wages up to the maximum limit allowable under the Internal Revenue Code. The Company can make a discretionary matching contribution for the employee. Company contributions to the plan for the fiscal years ended July 5, 2014, July 6, 2013 and June 30, 2012 were $0.0 million, $0.5 million and $0.5 million, respectively.
13. Shareholders’ Equity
Preferred Stock
The Company is authorized to issue up to 1,000,000 shares of $0.001 par value preferred stock and to fix the rights, preferences, privileges and restrictions including voting rights, of these shares without any further vote or approval by the shareholders. No preferred stock has been issued to date.
Common Stock Plans
The 1997 Stock Plan as amended (the “Stock Plan”) provides for the grant of incentive stock options, non-qualified stock options, stock purchase rights, stock awards and service-based and performance-based restricted stock units (“RSU”). Although the Stock Plan allows for stock options and related awards to be granted at prices below fair market value, the Company has historically granted such options at the fair market value of the stock on the date of grant. Stock options and related awards have a maximum term of ten years. Options and restricted stock units granted to employees generally vest over four years with 25% of the award vested on each of the four anniversary dates. Options granted to directors generally vest over four years with 25% of the award vested on each of the four anniversary dates. RSUs awarded to directors generally vest over a period of one year from the date of grant. As of July 5, 2014, the Company has 7,827,410 shares of common stock authorized and unissued under the Stock Plan and there were 2,328,581 shares available for future grant.
The following table summarizes information about stock options outstanding at July 5, 2014:

	Options Outstanding			Options Vested and Exercisable
Exercise Prices	Number (in thousands)	Weighted Average Remaining Life (in years)	Weighted Average Exercise Price	Number (in thousands)	Weighted Average Exercise Price
$3.57 to $3.99	1,186	3.17	$3.87	974	$3.85
$4.02 to $5.71	1,075	7.48	5.39	287	5.42
$5.82 to $7.37	1,295	4.82	6.70	921	6.65
$7.39 to $8.14	991	1.68	7.62	953	7.62
$8.16 to $26.19	395	3.74	11.91	377	12.06
	4,942	4.29	$6.34	3,512	$6.62

bebe stores, inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
13. Shareholders’ Equity (Continued)

As of July 5, 2014 and July 6, 2013, and June 30, 2012 there were approximately 3,512,000, 2,894,000 and 2,600,000 options exercisable at weighted-average exercise prices per share of $6.62, $8.04 and $8.39, respectively.
The following table summarizes stock option activity:

	Shares Outstanding (Amounts in thousands)	Weighted Average Exercise Price of Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding, July 6, 2013	6,206	$6.65
Granted	1,327	4.58
Exercised	(30)	3.93
Cancelled	(2,561)	5.97
Outstanding, July 5, 2014	4,942	$6.34	4.29	$—
Exercisable, July 5, 2014	3,512	$6.62	2.70	$—
Options vested and expected to vest—end of period	4,469	$6.42	3.83	$—
Intrinsic value for stock options is defined as the difference between the current market value and the grant price. For the fiscal years ended July 5, 2014, July 6, 2013 and June 30, 2012 the total intrinsic value of stock options exercised was $0.1 million, $0.1 million and $0.5 million, respectively. Cash received from stock options exercised during the fiscal years ended July 5, 2014, July 6, 2013 and June 30, 2012 was $0.1 million, $0.4 million and $1.2 million, respectively, and the actual tax benefit realized for tax deductions from stock options exercised totaled $0.1 million, $0.1 million and $0.5 million, respectively.
The following table summarizes RSU activity:

	Shares (in thousands)	Weighted Average Grant Date Fair Value Per Share
Nonvested, July 6, 2013	822	$6.57
Granted	695	5.33
Cancelled	(449)	5.07
Vested	(511)	5.61
Nonvested, July 5, 2014	557	$5.50
Stock-based compensation
For the fiscal years ended July 5, 2014, July 6, 2013 and June 30, 2012, the Company recognized share-based compensation expense of $3.7 million, $3.1 million and $2.0 million, respectively, as a component of selling, general and administrative expenses. As of July 5, 2014, there was $2.6 million (before any related tax benefit) of total unrecognized compensation cost related to nonvested share-based compensation that is expected to be recognized over a weighted-average period of 2.9 years.

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

The following table presents the weighted average assumptions used in the option pricing model for the stock options granted in the fiscal years ended July 5, 2014, July 6, 2013 and June 30, 2012:

bebe stores, inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
13. Shareholders’ Equity (Continued)

	July 5, 2014	July 6, 2013	June 30, 2012
Expected dividend rate	1.64%	2.26%	1.43%
Volatility	42.1%	45.5%	50.5%
Risk-free interest rate	1.6%	0.8%	1.0%
Expected lives (years)	4.51	4.50	4.30
Fair value per option granted	$1.80	$1.40	$2.71

Stock Purchase Plan
The 1998 Employee Stock Purchase Plan (the “Plan”) has a total of 2,531,250 shares of common stock reserved for issuance. The Plan is implemented in three month purchase periods. The price at which stock may be purchased is equal to 95% of the fair market value of the Company’s common stock on the Purchase Date. During the fiscal years ended July 5, 2014, July 6, 2013 and June 30, 2012, there were 9,800, 10,600 and 6,700 shares issued, respectively.

14. Litigation
As of the date of this filing, the Company is involved in ongoing legal proceedings as described below.
As reported in previous quarterly and yearly filings, a former employee sued the Company in a complaint filed July 27, 2006 in the Superior Court of California, San Mateo County (Case No. CIV 456550) alleging a failure to pay all wages, overtime wages, minimum wages and a failure to provide meal and rest periods, among other claims. The plaintiff purports to bring the action also on behalf of current and former California bebe managers who are similarly situated. On or about September 2, 2014, the parties entered a settlement agreement which is conditioned upon court approval and a certain class participation rate and is consistent with amounts the company previously accrued. The parties now seek court approval and once received, and assuming the requisite class participation, will pursue administration of the settlement terms with class members.
A former employee filed a lawsuit against the Company on November 2, 2010 in the Superior Court of California, San Bernardino County (Case No. CIVRS1011823) alleging a failure to pay all wages, overtime wages, minimum wages, failure to pay/provide meal and rest periods, various other violations of the California Labor Code and a violation of California Business & Professions Code §17200 et seq. The plaintiff purports to bring the action also on behalf of current and former California bebe stylists and sales associates who are similarly situated. Both parties have conducted some discovery and depositions and the Company continues to prepare its defense. A hearing regarding class certification is scheduled to take place on January 13, 2015.
A customer served the Company with a complaint on January 31, 2014 in the United States District Court for the Northern District of California (Civil Action No. C14-267 DMR) alleging negligent violations of the Telephone Consumer Protection Act (47 U.S.C. §§227 et seq.), knowing and/or willful violations of the Telephone Consumer Protection Act (47U.S.C. §§227 et seq.) and violations of California’s unfair competition law (California Business and Professions Code §§ 17200, et seq.) each stemming from an alleged failure to obtain customer consent prior to sending text messages. The plaintiff purports to bring the action also on behalf of others similarly situated.  The lawsuit seeks statutory and injunctive relief and other remedies.  The Company completed its initial investigation into the claims, filed its initial response with the court, commenced discovery practice and is vigorously pursuing its defense. The Company filed a motion to dismiss on September 9, 2014.
A customer served the Company with a complaint on May 20, 2014 in the United States District Court for the Northern District of California (Civil Action No. 3:14-CV-01968) alleging negligent and willful violations of the Telephone Consumer Protection Act (47 U.S.C. §§227 et seq.) stemming from an alleged failure to obtain customer consent prior to sending text messages. The plaintiff purports to bring the action also on behalf of others similarly situated.  The lawsuit seeks statutory and injunctive relief and other remedies.  The Company completed its initial investigation into the claim, filed its response with the court and is vigorously pursuing its defense.
The Company is also involved in various other legal proceedings arising in the normal course of business.

bebe stores, inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
14. Litigation (Continued)

Regarding all matters referenced herein, the Company intends to defend itself vigorously and has, accrued estimated amounts of liability where required, appropriate and determinable. Any such estimates may be revised as further information becomes available. The results of any litigation are inherently uncertain and as such bebe cannot assure that it will be able to successfully defend itself in these lawsuits nor that any amounts accrued are sufficient. The Company believes that the legal proceedings referenced herein, as well as the amounts accrued as of this filing, either individually or in the aggregate, will not have a material adverse effect on our business, financial condition or results of operations.
15. Related Party Transactions

During the fiscal years 2014, 2013 and 2012 the Company made payments of $0.6 million, $0.3 million and $0 million, respectively to Skid Holdings LLC for consulting services. Skid Holdings is owned by Manny Mashouf, the Chairman of the Board of the Company. Also in fiscal 2014, 2013 and 2012 the Company made $0.1 million, $0.2 million and $0.1 million, respectively in payments to PM Consulting Group, a company owned by Paul Mashouf, the son of Manny Mashouf. PM Consulting Group provided consulting services related to logistics to the Company during these periods.

16. Quarterly Financial Information (Unaudited)
The quarterly financial information presented below reflects all adjustments which, in the opinion of the Company’s management, are of a normal and recurring nature necessary to present fairly the results of operations for the periods presented.

	2014 Quarter Ended
	October 5(1)	January 4(1)	April 5(1)	July 5(1)(4)(5)
	(in thousands, except per share data)
Net sales	$109,268	$123,261	$89,019	$103,569
Gross margin	39,622	42,000	24,500	32,005
Selling, general and administrative expenses	47,824	46,514	47,365	56,093
Loss from operations	(8,202)	(4,514)	(22,865)	(24,088)
Loss from continuing operations before income taxes	(8,044)	(4,428)	(22,847)	(24,093)
Loss from continuing operations, net of tax	(7,898)	(4,369)	(22,754)	(24,228)
Loss from discontinued operations, net of tax	(1,256)	(1,096)	(1,522)	(10,259)
Net loss	(9,154)	(5,465)	(24,276)	(34,487)
Basic per share amount
Income (loss) from continuing operations, net of tax	$(0.11)	$(0.06)	$(0.29)	$(0.30)
Loss from discontinued operations, net of tax	(0.02)	(0.01)	(0.02)	(0.13)
Net loss	$(0.13)	$(0.07)	$(0.31)	$(0.43)
Diluted per share amount
Income (loss) from continuing operations, net of tax	$(0.11)	$(0.06)	$(0.29)	$(0.30)
Loss from discontinued operation, net of tax	(0.02)	(0.01)	(0.02)	(0.13)
Net loss	$(0.13)	$(0.07)	$(0.31)	$(0.43)

bebe stores, inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	2013 Quarter Ended
	September 29(3)	December 29(3)	April 6(3)(2)	July 6(3)
	(in thousands, except per share data)
Net sales	$112,735	$129,531	$107,417	$113,486
Gross margin	41,404	44,713	32,394	35,684
Selling, general and administrative expenses	44,261	50,806	49,894	52,209
Loss from operations	(2,857)	(6,093)	(17,500)	(16,525)
Loss from continuing operations before income taxes	(2,624)	(5,874)	(17,249)	(16,413)
Loss from continuing operations, net of tax	(1,516)	(3,447)	(48,156)	(16,026)
Loss from discontinued operations, net of tax	(1,064)	(1,372)	(1,115)	(4,724)
Net loss	(2,580)	(4,819)	(49,271)	(20,750)
Basic per share amount
Income (loss) from continuing operations, net of tax	$(0.02)	$(0.05)	$(0.61)	$(0.20)
Loss from discontinued operations, net of tax	(0.01)	(0.02)	(0.01)	(0.06)
Net loss	$(0.03)	$(0.07)	$(0.62)	$(0.26)
Diluted per share amount
Income (loss) from continuing operations, net of tax	$(0.02)	$(0.05)	$(0.61)	$(0.20)
Loss from discontinued operations, net of tax	(0.01)	(0.02)	(0.01)	(0.06)
Net loss	$(0.03)	$(0.07)	$(0.62)	$(0.26)

(1)
Selling, general and administrative expenses in the first, second, third and fourth fiscal quarters include $0.2 million, $0.3 million, $2.7 million and $3.8 million, respectively of impairment charges for store assets.

(2)
Net loss in the third fiscal quarter includes a non-cash charge of $31.4 million to establish a $27.5 million valuation allowance against the majority of the Company’s deferred tax assets as well as $3.9 million to recognize the fiscal 2013 year to date impact of establishing the valuation allowance.

(3)
Selling, general and administrative expenses in the first, second, third and fourth fiscal quarters include $0.1 million, $1.7 million, $1.1 million and $0.9 million, respectively of impairment charges for store assets.

(4)
Loss from discontinued operations, net of tax in the fourth fiscal quarter includes $6.4 million in lease obligation costs and $1 million in charges related to estimated losses on purchase obligations for 2b inventory.

(5)	Selling, general and administrative expenses in the fourth fiscal quarter includes $4.0 million in severance costs.

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION OF DOCUMENT
3.1(h)	Amended and Restated Articles of Incorporation of Registrant.
3.2(f)	Amended and Restated Bylaws of Registrant.
4.1(a)	Specimen certificate representing the Common Stock (in standard printer form, not provided).
10.1(i)(*)	1997 Stock Plan.
10.2(a)(*)	1998 Stock Purchase Plan.
10.3(a)(*)	Form of Indemnification Agreement.
10.6(b)
Standard Industrial/Commercial-Tenant Lease-Net dated November 30, 1998 between Registrant and Far Western Land and Investment Company, Inc., (lease for additional building to house administrative departments in Brisbane, California).

10.8(c)	Form of Retail Store License Agreement between Registrant and [company].
10.9(d)	Amendment No. 1 to Lease Agreement (amendment to Standard Industrial/Commercial-Tenant Lease-Net dated November 30, 1998 between Registrant and Far Western Land and Investment Company, Inc.).
10.12(e)(*)	Form of Restricted Stock Units Agreement.
10.17(f)	Standard Offer, Agreement and Escrow Instructions for Purchase of Real Estate dated January 20, 2004 by and between bebe stores, inc. and 10345 Olympic LLC.
10.18(g)(*)	Employment agreement between the Company and Emilia Fabricant.
10.19(h)(*)	Management Bonus Plan.
10.21(j)(*)	bebe stores, inc. Form of Stock Option Agreement.
10.22(k)(*)	bebe stores, inc. Form of Restricted Stock Unit Agreement.
10.23(l)	Credit Agreement between Registrant and Wells Fargo.
10.24(m)	Amendment to Credit Agreement and Revolving Line of Credit Note between Registrant and Wells Fargo.
10.25(m)	Contract of Sale for Purchase of Real Estate dated March 13, 2012 by and between bebe Studio Realty, inc. and MP Benicia Logistics, LLC.
10.26(n)	Third Amendment to Credit Agreement and Revolving Line of Credit Note between Registrant and Wells Fargo dated as of February 1, 2013
10.27(o)(*)	Chief Executive Officer Employment Agreement between the Company and Steve Birkhold dated January 3, 2013
10.28(p)(*)	Change in Control and Severance Agreement between the Company and Steve Birkhold dated January 3, 2013
10.29(q)	Fourth Amendment to Credit Agreement and First Modification to Promissory Note between Registrant and Wells Fargo dated as of May 15, 2013
10.30(r)(*)	Severance Agreement between the Company and Walter Parks dated May 3, 2013
21.1	Subsidiaries of Registrant.
23.1	Consent of Independent Registered Public Accounting Firm.
24.1	Power of Attorney (see signature page).
31.1	Section 302 Certification of Chief Executive Officer.
31.2	Section 302 Certification of Chief Financial Officer.
32.1	Section 906 Certification of Chief Executive Officer.
32.2	Section 906 Certification of Chief Financial Officer.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Presentation Linkbase.

(a)	Incorporated by reference from exhibits of the same number in Registrant’s Registration Statement on Form S-1 (Reg. No. 333-50333), effective June 16, 1998.

(b)	Incorporated by reference from exhibits of the same number in Registrant’s Quarterly Report on Form 10-Q filed on February 16, 1999.

(c)	Incorporated by reference from exhibits of the same number in Registrant’s Annual Report on Form 10-K filed on September 28, 1999.

(d)	Incorporated by reference from exhibits of the same number in Registrant’s Annual Report on Form 10-K filed on September 28, 2000.

(e)	Incorporated by reference from exhibits of the same number in Registrant’s Annual Report on Form 10-K filed on September 29, 2003.

(f)	Incorporated by reference from exhibits of the same number in Registrant’s Annual Report on Form 10-K filed on September 13, 2004.

(g)	Incorporated by reference from exhibit of the same number in Registrant’s Annual Report on Form 10-K filed on September 14, 2005.

(h)	Incorporated by reference from exhibit 99.2 to Registrant’s Current Report on Form 8-K filed on November 23, 2005.

(i)	Incorporated by reference from exhibit 99.3 to Registrant’s Current Report on Form 8-K filed on November 23, 2005.

(j)	Incorporated by reference from exhibit 99.4 to Registrant’s Current Report on Form 8-K filed on November 23, 2005.

(k)	Incorporated by reference from exhibit 10.27 to Registrant’s Current Report on Form 8-K filed May 21, 2009.

(l)	Incorporated by reference from exhibits 10.24 and 10.25 to Registrant’s Quarterly Report on Form 10-Q filed on May 10, 2012.

(m)	Incorporated by reference from exhibit 10.26 to Registrant’s Quarterly Report on Form 10-Q filed on February 7, 2013.

(n)	Incorporated by reference from exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on January 9, 2013.

(o)	Incorporated by reference from exhibit 10.2 to Registrant’s Current Report on Form 8-K filed on January 9, 2013.

(p)	Incorporated by reference from exhibit 10.29 to Registrant’s Quarterly Report on Form 10-Q filed on May 16, 2013.

(q)	Incorporated by reference from exhibit 10.30 to Registrant’s Quarterly Report on Form 10-Q filed on May 16, 2013.
(*) Indicates management contracts or compensatory plans or arrangements required to be filed as exhibits to this report on Form 10-K.