Form 10-K/A
period 2014-07-05
bebe stores, inc.
filed 2014-09-19
CIK 1059272

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-K/A
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

Explanatory Note

We are filing this Amendment No. 1 to our Annual Report on Form 10-K solely to include exhibits that were inadvertently omitted from the original filing of our annual report on Form 10-K.  This amendment does not modify or update any other portion of our Annual Report on Form 10-K.

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