Form 10-Q
period 2014-10-04
bebe stores, inc.
filed 2014-11-13
CIK 1059272

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 4, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding as of October 31, 2014 was 79,611,677.

bebe stores, inc.

PART I.        FINANCIAL INFORMATION

ITEM 1.        Condensed Consolidated Financial Statements
bebe stores, inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(unaudited)

	As of October 4, 2014	As of July 5, 2014	As of October 5, 2013
Assets:
Current assets:
Cash and equivalents	$70,070	$94,345	$78,010
Available for sale securities	17,841	18,665	39,487
Receivables	6,447	4,814	7,053
Inventories, net	34,747	31,683	38,381
Deferred income taxes, net	74	88	180
Prepaid and other	11,205	10,704	14,659
Total current assets	140,384	160,299	177,770
Available for sale securities	5,403	11,941	46,927
Property and equipment, net	94,118	93,640	102,362
Deferred income taxes, net	71	91	1,208
Intangible asset	917	917	917
Other assets	5,310	3,467	3,621
Total assets	$246,203	$270,355	$332,805
Liabilities and Shareholders’ Equity:
Current liabilities:
Accounts payable	$16,969	$20,022	$18,628
Accrued liabilities	31,502	39,252	26,819
Deferred income taxes, net	25	25	550
Total current liabilities	48,496	59,299	45,997
Deferred rent and other lease incentives	25,474	25,847	34,446
Uncertain tax positions	78	78	554
Total liabilities	74,048	85,224	80,997
Commitments and contingencies
Shareholders’ equity:
Preferred stock-authorized 1,000,000 shares at $0.001 par value per share; no shares issued and outstanding	—	—	—
Common stock-authorized 135,000,000 shares at $0.001 par value per share; issued and outstanding 79,606,162, 79,555,064 and 79,062,470 shares	80	80	79
Additional paid-in capital	143,652	142,868	139,278
Accumulated other comprehensive income	1,413	3,161	3,251
Retained earnings	27,010	39,022	109,200
Total shareholders’ equity	172,155	185,131	251,808
Total liabilities and shareholders’ equity	$246,203	$270,355	$332,805
See accompanying notes to condensed consolidated financial statements.

bebe stores, inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except per share data)
(unaudited)

	Three Months Ended
	October 4, 2014	October 5, 2013
Net sales	$102,156	$109,268
Cost of sales, including production and occupancy	69,386	69,646
Gross margin	32,770	39,622
Selling, general and administrative expenses	42,127	47,823
Operating loss	(9,357)	(8,201)
Interest and other income, net	407	158
Loss from continuing operations, before income taxes	(8,950)	(8,043)
Income tax provision (benefit)	36	(146)
Loss from continuing operations, net of tax	$(8,986)	$(7,897)
Loss from discontinued operations, net of tax	(1,831)	(1,256)
Net loss	$(10,817)	$(9,153)
Basic per share amounts:
Net loss from continuing operations, net of tax	$(0.11)	$(0.10)
Net loss from discontinued operations, net of tax	(0.03)	(0.02)
Net loss	$(0.14)	$(0.12)
Diluted per share amounts:
Net loss from continuing operations, net of tax	$(0.11)	$(0.10)
Net loss from discontinued operations, net of tax	(0.03)	(0.02)
Net loss	$(0.14)	$(0.12)

Basic weighted average shares outstanding	79,574	79,053
Diluted weighted average shares outstanding	79,574	79,053
Dividends declared per share	$0.015	$0.025

Other comprehensive income (loss)
Gain (loss) on available for sale securities	$37	$1,796
Foreign currency translation adjustments	(1,785)	671
Other comprehensive income (loss)	(1,748)	2,467
Comprehensive loss	$(12,565)	$(6,686)
See accompanying notes to condensed consolidated financial statements.

bebe stores, inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Three Months Ended
	October 4, 2014	October 5, 2013
Cash flows from operating activities:
Net loss	$(10,817)	$(9,153)
Adjustments to reconcile net loss to cash used by operating activities:
Non-cash compensation expense	749	908
Depreciation and amortization	3,884	5,033
Non-cash charge for asset impairment	—	247
Deferred income taxes	34	(286)
Other	(427)	(41)
Changes in operating assets and liabilities:
Receivables	(1,640)	(4)
Inventories	(3,064)	(4,519)
Prepaid expenses and other	(501)	(1,270)
Accounts payable	(565)	1,712
Deferred rent and other lease incentives	(373)	(1,076)
Accrued liabilities	(7,114)	(2,767)
Net cash used by operating activities	(19,834)	(11,216)
Cash flows from investing activities:
Purchase of property and equipment and store construction deposits	(9,380)	(4,690)
Proceeds from sales of investment securities	6,575	9,050
Net cash (used) provided by investing activities	(2,805)	4,360
Cash flows from financing activities:
Proceeds from issuance of common stock	6	63
Excess tax benefit from exercise of stock options and awards	—	1
Cash dividends paid	(1,194)	(1,977)
Net cash used by financing activities	(1,188)	(1,913)
Net decrease in cash and equivalents	(23,827)	(8,769)
Effect of exchange rate changes on cash	(448)	(186)
Cash and equivalents:
Beginning of period	94,345	86,965
End of period	$70,070	$78,010
See accompanying notes to condensed consolidated financial statements.

bebe stores, inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
INTERIM FINANCIAL STATEMENTS
The accompanying condensed consolidated balance sheets of bebe stores, inc. (the “Company”) as of October 4, 2014 and October 5, 2013, the condensed consolidated statements of operations and comprehensive loss for the three months ended October 4, 2014 and October 5, 2013 and the condensed consolidated statements of cash flows for the three months ended October 4, 2014 and October 5, 2013 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X, without audit. Accordingly, they do not include all of the information required by accounting principles generally accepted in the United States of America for annual financial statements. Therefore, these condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended July 5, 2014.
In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position at the balance sheet dates and the results of operations for the periods presented have been included. The condensed consolidated balance sheet at July 5, 2014, presented herein, was derived from the audited balance sheet included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 5, 2014.
The Company’s business is affected by the pattern of seasonality common to most retail apparel businesses. The results for the periods presented are not necessarily indicative of future financial results.
FISCAL YEAR
The Company’s fiscal year is a 52 or 53 week period, each period ending on the first Saturday on or after June 30. Fiscal years 2015 and 2014 both include 52 weeks.
The three month periods ended October 4, 2014 and October 5, 2013 each include 13 weeks.
RECENT ACCOUNTING PRONOUNCEMENTS
Presentation of Financial Statements
In April 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (ASU) No. 2014-08, "Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity", or ASU 2014-08. Under ASU 2014-08, only disposals representing a strategic shift in operations should be presented as discontinued operations. Those strategic shifts should have a major effect on the organization's operations and financial results. Additionally, ASU 2014-08 required expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income and expenses of discontinued operations. ASU 2014-08 is effective for fiscal and interim periods beginning on or after December 15, 2014 and is to be applied prospectively. The Company will adopt this standard beginning with its second fiscal quarter and will apply this standard to any new transactions occurring in those future periods.
Revenue Recognition
In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers", or ASU 2014-09, which states that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this, an entity will need to: identify the contract with a customer; identify the separate performance obligations in the contract; determine the transaction price; allocate the transaction price to the separate performance obligation in the contract; and recognize revenue when (or as) the entity satisfies each performance obligation. ASU No. 2014-09 will be effective beginning January 1, 2017 and can be adopted on a full retrospective basis or on a modified retrospective basis. The Company is currently assessing its approach to the adoption of this standard and the impact on our results of operations and financial position.
Going Concern
In August 2014, the FASB issued ASU No. 2014-15, "Presentation of Financial Statements - Going Concern (Subtopic 205-40); Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern," which requires management of a company to evaluate whether there is substantial doubt about the company's ability to continue as a going concern. This ASU is effective for the annual reporting period ending after December 15, 2016, and for interim and annual reporting periods thereafter, with early adoption permitted. The Company does not expect this standard to have an impact on its consolidated financial statements upon adoption.
DISCONTINUED OPERATIONS
In the fourth quarter of fiscal 2014, the Company discontinued the operations of the 2b division by closing all existing 18 2b stores including 2b.com, allowing the Company to focus its efforts on the core bebe brand's retail and outlet stores, e-commerce and international licensing business.

As of October 4, 2014, the Company has a remaining reserve of $5.4 million for future costs associated with discontinued operations. This reserve has been included within the "Accrued liabilities" line in the consolidated balance sheets. A roll forward of the reserve is presented as follows:

	Lease Obligations	Other Costs	Total
		(In thousands)
Balance as of July 5, 2014	$6,385	$1,000	$7,385
Costs incurred in fiscal 2015	1,116	715	1,831
Cash payments, markdowns or adjustments applied	(2,675)	(1,144)	(3,819)
Balance as of October 4, 2014	$4,826	$571	$5,397

For leases where a settlement has been reached, but payment was not made prior to the end of the quarter, the obligation has been adjusted to represent the amount of the agreed-upon settlement.

Other costs consist primarily of a reserve for estimated losses on open purchase commitments for 2b inventory when operations were discontinued and severance costs incurred and paid in the first quarter of the Company's fiscal 2015.
INVESTMENTS
The Company’s investment portfolio consists of certificates of deposit and auction rate securities. The Company held short term available for sale securities totaling $17.8 million as of October 4, 2014, that consisted entirely of certificates of deposit at cost which approximates fair value. The Company also holds long term available for sale securities at fair value totaling $5.4 million as of October 4, 2014, that consisted entirely of interest bearing auction rate securities (“ARS”).
The Company holds interest bearing ARS consisting of federally insured student loan backed securities. As of October 4, 2014, the Company’s ARS portfolio totaled approximately $9.0 million and was classified as available for sale securities, net of a temporary impairment charge of $3.6 million. As of that date, the Company’s ARS portfolio consisted of approximately 22% A rated investments and 78% CCC rated investments. As of July 5, 2014, the Company’s ARS consisted of 36% A rated investments, 19% BBB rated investments and 45% CCC rated investments. These ARS investments are intended to provide liquidity via an auction process that resets the applicable interest rate at predetermined calendar intervals, allowing investors to either roll over their holdings or gain immediate liquidity by selling such interests at par. The uncertainties in the credit markets that began in February 2008 have affected the Company’s holdings in ARS investments and auctions for the Company’s investments in these securities have failed to settle on their respective settlement dates. Historically the fair value of ARS investments had approximated par value due to the frequent resets through the auction process. While the Company continues to earn interest on its ARS investments at the maximum contractual rate, these investments are not currently trading and therefore do not currently have a readily determinable market value. Accordingly, the estimated fair value of ARS no longer approximates par value. Consequently, the investments are not currently liquid, and the Company will not be able to access these funds until a future auction of these investments is successful, the issuer redeems the securities or at maturity. Maturity dates for the ARS investment range from 2031 to 2033 with principal distributions occurring on certain securities prior to maturity. To date, principal distributions and maturities of the securities held by the Company have all been at par value. During the three months ended October 4, 2014, $6.6 million of ARS held by the Company were settled at par.
The Company reviews its investments for impairment in accordance with guidance issued by the FASB and SEC in order to determine the classification of the impairment as “temporary” or “other-than-temporary”. A temporary impairment charge results in an unrealized loss being recorded in the accumulated other comprehensive income component of shareholders’ equity. Such an unrealized loss does not affect net income for the applicable accounting period. An other-than-temporary impairment charge is recorded as a loss in the condensed consolidated statements of operations and comprehensive loss for the applicable accounting period. When evaluating the investments for other-than-temporary impairment, the Company estimates the expected cash flows of the underlying collateral by reviewing factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and any changes thereto, and the Company’s intent to sell, or whether it is more likely than not it will be required to sell, the investment before recovery of the investment’s amortized cost basis. The Company has not recorded any impairment loss from its available for sale investments as other-than-temporary based on such analysis.
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

The following is a summary of our available for sale securities:

	As of October 4, 2014
	Cost	Unrealized Losses Less Than 12 Months	Unrealized Losses 12 Months or Greater	Estimated Fair Value
	(In thousands)
Short term certificates of deposit	$17,841	$—	$—	$17,841
Long term auction rate securities	$9,000	$—	$3,597	$5,403

	As of July 5, 2014
	Cost	Unrealized Losses Less Than 12 Months	Unrealized Losses 12 Months or Greater	Estimated Fair Value
	(In thousands)
Short term certificates of deposit	$18,665	$—	$—	$18,665
Long term auction rate securities	$15,575	$—	$3,634	$11,941

	As of October 5, 2013
	Cost	Unrealized Losses Less Than 12 Months	Unrealized Losses 12 Months or Greater	Estimated Fair Value
	(In thousands)
Short term treasury bills	$11,990	$—	$—	$11,990
Short term certificates of deposit	27,497	—	—	27,497
	$39,487	$—	$—	$39,487
Long term treasury bills	$19,950	$—	$—	$19,950
Long term auction rate securities	31,425	—	4,448	26,977
	$51,375	$—	$4,448	$46,927
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
As of October 4, 2014, the Company held financial instruments that are measured at fair value on a recurring basis. These included cash equivalents and available for sale securities. Cash equivalents consist of money market funds. Short term available for sale securities consist of certificates of deposit. Long term available for sale securities consist of ARS. These ARS consist of federally insured student loan backed securities.
The Company determined the estimated fair value of its investment in ARS as of October 4, 2014 by reviewing trading activity for similar securities in secondary markets as well as by using a discounted cash flow model. The assumptions used in preparing the discounted cash flow model include estimates for liquidity (average of LIBOR +5.42%), interest rates (weighted average of 0.2%), timing (range from 11 – 14 years), credit ratings and amount of cash flows and expected holding periods of the ARS and recent trading activity in the secondary marketplace.
The following items are measured at fair value on a recurring basis as of October 4, 2014:

Description	October 4, 2014	Using Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
	Fair value measurements at reporting date
	(In thousands)
Cash equivalents	$36,400	$36,400	$—	$—
Current available for sale securities	17,841	—	17,841	—
Non-current available for sale securities	5,403	—	—	5,403
Total	$59,644	$36,400	$17,841	$5,403

The following items are measured at fair value on a recurring basis as of October 5, 2013:

Description	October 5, 2013	Using Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
	Fair value measurements at reporting date
	(In thousands)
Cash equivalents	$46,397	$46,397	$—	$—
Current available for sale securities	39,487	11,990	27,497	—
Non-current available for sale securities	46,927	19,950	—	26,977
Total	$132,811	$78,337	$27,497	$26,977

During the quarter ended October 4, 2014, there were no transfers of assets and liabilities between Level 1 (quoted prices in active markets for identical assets) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy. An impairment charge has been recorded in accumulated other comprehensive income that reduces the carrying amount of the applicable non-current assets of $9.0 million to their fair value of $5.4 million as of October 4, 2014.
The following table presents the Company’s activity for assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended October 4, 2014:

Three Months Ended October 4, 2014
(In thousands)
Balance at beginning of period	$11,941
Total gains or (losses) (realized or unrealized)
Included in net loss	—
Included in accumulated other comprehensive income	37
Settlements	(6,575)
Balance at end of period	$5,403

Non-Financial Assets:
The Company measures certain non-financial assets and liabilities, including long-lived assets, at fair value on a non-recurring basis. During the three months ended October 4, 2014 and October 5, 2013, the Company recorded impairment charges of approximately $0.0 million and $0.2 million, respectively, related to under-performing stores.
The following table presents the Company’s considerations of at-risk assets for the three month periods ended October 4, 2014 and October 5, 2013, respectively:

	Three Months Ended
	October 4, 2014		October 5, 2013
Number of stores identified as at risk and evaluated for impairment	18		20
Total carrying amount of stores identified as at risk prior to any impairment charges taken	$2.2	million	$3.1	million
Less: impairment charges recorded during the period	$—		$0.2	million
Remaining carrying amount of stores identified as at risk after impairment charges taken	$2.2	million	$2.9	million
Number of stores considered at risk, but not impaired	18		17
Total carrying amount of stores identified as at risk, but not impaired	$2.2	million	$2.7	million

The fair market value of these assets was determined using the income approach and level 3 inputs, which require management to make significant estimates about future operating plans and projected cash flows. Management estimates the amount and timing of future cash flows based on its experience and knowledge of the retail market in which each store operates. The assumptions used in preparing the discounted cash flow model and the related sensitivity analysis around the discounted cash flow model include estimates for weighted average cost of capital 11.0% and annual revenue growth rates (range from 2.0% – 5.0%). The stores not impaired had undiscounted cash flows that exceeded their net carrying amount at a weighted average of 242% for the three month period ended October 4, 2014. For the three months ended October 5, 2013, the stores not impaired had undiscounted cash flows that exceeded their net carrying amount at a weighted average of 280%.
The impairment charge is included in selling, general and administrative expenses (“SG&A”) in the accompanying condensed consolidated statements of operations and comprehensive loss. The Company was not required to measure any other significant non-financial assets and liabilities at fair value.

INVENTORIES
The Company’s inventories consisted of:

	As of
	October 4, 2014	July 5, 2014	October 5, 2013
	(In thousands)
Raw materials	$1,060	$1,206	$1,193
Merchandise available for sale	33,687	30,477	37,188
Inventories, net	$34,747	$31,683	$38,381
CREDIT FACILITIES
On May 14, 2014 the Company entered into a secured stand-by letter of credit agreement which provides for issuance of one or more stand-by letters of credit. As of October 4, 2014, the Company had $3.8 million outstanding, related to two stand-by letters of credit. To date, no beneficiary has drawn upon the stand-by letter of credit.
INCOME TAXES
Deferred income taxes arise from temporary differences between the tax and financial statement recognition of revenue and expenses. The Company regularly assesses the need for a valuation allowance against its deferred tax assets. In evaluating whether it is more likely than not that some or all of the Company’s deferred tax assets will not be realized, it considers all available positive and negative evidence, including recent year’s operational results which is objectively verifiable evidence. As a result of its evaluation of the realizability of its deferred tax assets as of October 4, 2014, the Company continues to believe, based upon all available evidence, that it is more likely than not that the majority of its deferred tax assets will continue to not be realized. Accordingly, the majority of the tax benefit related to the current quarter losses is not recognized. The Company will continue to maintain a valuation allowance against its deferred tax assets until the Company believes it is more likely than not that these assets will be realized in the future. If sufficient positive evidence arises in the future indicating that all or a portion of the deferred tax assets meet the more likely than not standard, the valuation allowance will be reversed accordingly in the period that such determination is made.
EARNINGS PER SHARE
Basic earnings per share is computed as net earnings divided by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur from common shares issuable through the exercise of dilutive stock options.

There is no difference between the number of shares used in the basic and diluted earnings per share computations.
Excluded from the computation of the number of diluted weighted average shares outstanding were options to purchase 4,908,530 and 4,978,011 shares of common stock for the three months ended October 4, 2014 and October 5, 2013, respectively, which would have been anti-dilutive.
STOCK BASED COMPENSATION
The following table summarizes the stock based compensation expense recognized under the Company’s stock plan during the three months ended October 4, 2014 and October 5, 2013:

	Three Months Ended
	October 4, 2014	October 5, 2013
	(In thousands)
Stock options	$433	$507
Nonvested stock awards/units	316	401
Total stock based compensation expense	$749	$908
Unrecognized compensation cost related to nonvested stock options and nonvested stock awards/units totaled approximately $0.6 million and $1.3 million, respectively, as of October 4, 2014. This cost is expected to be recognized over a weighted average period of 2.7 years. The weighted average fair value of stock options at their grant date during the three months ended October 4, 2014 and October 5, 2013 was $0.84 and $1.79, respectively.
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
OVERVIEW
We design, develop and produce a distinctive line of contemporary women’s apparel and accessories. We are a global fashion brand that believes feeling confident and looking great are cornerstones for today’s sophisticated woman. The bebe woman is glamorous, feminine and sophisticated and takes pride in her appearance. She is powerful and ageless and wants to stand out in a crowd. Our expert designs and a personal retail experience aim to provide the bebe woman with all of her fashion needs. The bebe woman also expects value in the form of current fashion and high quality at a competitive price.
Our distinctive product offering includes a full range of separates, tops, dresses, active wear and accessories to satisfy our customers every day wardrobe needs for a variety of occasions. We design and develop the majority of our merchandise in-house, which is manufactured to our specifications. The remainder is sourced directly from third-party manufacturers.
We market our products under the bebe, BEBE SPORT and bbsp brand names through our 207 retail stores, of which 172 are bebe stores, including an on-line store at www.bebe.com, and 35 are bebe outlet stores. Our 92 international licensees operated stores in 23 countries and, pursuant to our product licensing, through certain select domestic and international retailers. During the three months ended October 4, 2014, we opened 2 outlet stores and closed 2 bebe stores.
bebe. We were founded by Manny Mashouf, our Chairman of the Board. We opened our first store in San Francisco, California in 1976, which was also the year we incorporated in California. As of October 4, 2014, we operated 172 bebe stores in 34 states, Puerto Rico, the U.S. Virgin Islands, Canada and on-line. www.bebe.com is our bebe on-line retail store and an extension of the bebe store experience that provides a complete assortment of bebe and BEBE SPORT merchandise and is used as a vehicle to communicate with our customers.
bebe outlet. Our bebe outlet stores are an extension of the full-price bebe store and provide everyday lifestyle offerings for our aspirational buyers. As of October 4, 2014, we operated a total of 35 bebe outlet stores.
2b bebe. In the fourth quarter of fiscal 2014, we discontinued operations of our 2b bebe division, allowing us to focus on the core bebe brand; we closed all of the 2b bebe stores by the end of fiscal 2014. We recorded the net costs associated with the disposition of these stores during fiscal 2014 as the stores closed and the related assets were disposed of or written off. Both current and prior year results for these stores have been classified within discontinued operations on our consolidated statements of operations and comprehensive income (loss).
CRITICAL ACCOUNTING POLICIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations are based upon our consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America.
The preparation of these financial statements requires the appropriate application of certain accounting policies, many of which require us to make estimates and assumptions about future events and their impact on amounts reported in our financial statements and related notes. Since future events and their impact cannot be determined with certainty, the actual results will inevitably differ from our estimates. Such differences could be material to the financial statements. We believe our application of accounting policies, and the estimates inherently required therein, are reasonable. Our most critical accounting policies are those related to revenue recognition, stock based compensation, inventories, marketable securities, impairment of long lived assets and income taxes. We continually evaluate these accounting policies and estimates, and we make adjustments when facts and circumstances dictate a change. Our accounting policies are described in Note 1 to the consolidated financial statements in our annual report on Form 10-K for the fiscal year ended July 5, 2014. This discussion and analysis should be read in conjunction with such discussion and with our condensed consolidated financial statements and related notes included in Part 1, Item 1 of this quarterly report.
RESULTS OF OPERATIONS
Our fiscal year is a 52 or 53 week period, each period ending on the first Saturday on or after June 30. Both fiscal 2015 and fiscal 2014 include 52 weeks. The three months ended October 4, 2014 and October 5, 2013 include 13 weeks respectively.
The following table sets forth certain financial data as a percentage of net sales for the periods indicated:

	Three Months Ended
	October 4, 2014	October 5, 2013
Net sales	100.0%	100.0%
Cost of sales, including production and occupancy (1)	67.9	63.7
Gross margin	32.1	36.3
Selling, general and administrative expenses (2)	41.2	43.8
Operating loss	(9.1)	(7.5)
Interest and other income, net	0.4	0.1
Loss from continuing operations before income taxes	(8.7)	(7.4)
Income tax (benefit)/provision	0.1	(0.2)
Loss from continuing operations, net of tax	(8.8)	(7.2)
Loss from discontinued operations, net of tax	(1.8)	(1.1)
Net loss	(10.6)%	(8.4)%
_____________________

(1)	Cost of sales includes the cost of merchandise, occupancy costs, distribution center costs and production costs.

(2)	Selling, general and administrative expenses primarily consist of non-occupancy store costs, corporate overhead and advertising costs.
Net Sales. Net sales decreased to $102.2 million during the three months ended October 4, 2014 from $109.3 million for the comparable period of the prior year, a decrease of $7.1 million, or 6.5%. The decrease in net sales was primarily due to the closure of 10 unproductive stores since the first fiscal quarter of the prior year. E-commerce comparable store sales increased 22.6% for the quarter. The increase in e-commerce sales was driven by higher conversion and higher sales dollars per transaction. Comparable store sales for the quarter ended October 4, 2014 increased 0.7% compared to a decrease of 3.0% in the first quarter of the prior fiscal year.

	Three Months Ended
	October 4, 2014	October 5, 2013
Net sales (In thousands)	$102,156	$109,268
Net sales decrease percentage	(6.5)%	(3.1)%
Comparable store percentage (1)	0.7%	(3.0)%
Net sales per average square foot (2)	$97	$97
Square footage at end of period (In thousands)	818	870
Number of store locations:
Beginning of period	207	224
New store locations	2	1
Closed store locations	2	8
Number of stores open at end of period	207	217
 _____________________

(1)
We calculate comparable store sales by including the net sales of stores that have been open at least one year. Therefore, a store is included in the comparable store sales base beginning with its thirteenth month. Stores that have been expanded or remodeled by 15 percent or more or have been permanently relocated are excluded from the comparable store sales base. In addition, we calculate comparable store sales using a same day sales comparison. Our e-commerce store sales are also included in our comparable store sales base. For the three months ended October 4, 2014 and October 5, 2013, the inclusion of our e-commerce store sales increased the comparable store sales 3.2% and 2.2%, respectively.

(2)	We calculate net sales per average square foot using net store sales less e-commerce net sales and monthly average store square footage.
Gross Margin. Gross margin decreased to $32.8 million during the three months ended October 4, 2014 from $39.6 million for the comparable period of the prior year, a decrease of $6.8 million, or 17.2%. As a percentage of net sales, gross margin decreased to 32.1% for the three months ended October 4, 2014 from 36.3% in the comparable period of the prior year. The decrease in gross margin as a percentage of net sales was primarily due to the effect of higher promotional activity during the beginning of the quarter to clear through seasonal products.
Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased to $42.1 million during the three months ended October 4, 2014 from $47.8 million for the comparable period of the prior year, a decrease of $5.7 million, or 11.9%. As a percentage of net sales, selling, general and administrative expenses decreased to 41.2% during the three months ended October 4, 2014 from 43.8% in the comparable period of the prior year. The dollar decrease in selling, general and administrative expenses in the first quarter of fiscal 2015 was primarily a result of lower advertising costs.
Provision for Income Taxes. The tax rate for the first quarter of fiscal 2015 was (0.4%) compared to 1.8% for the comparable period of the prior year. The current quarter effective tax rate reflects the continuing impact of maintaining a valuation allowance against net deferred tax assets recorded in the third quarter of fiscal 2013. Therefore, our effective tax rate for both fiscal year 2015 and 2014 continues to approximate 0%.
Discontinued Operations. Loss from discontinued operations was $1.8 million for the three months ended October 4, 2014 compared to $1.3 million for the three months ended October 5, 2013. The loss in the first quarter of fiscal 2015 primarily represents costs related to settling our remaining lease obligations and severance incurred and paid in the period.
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
LIQUIDITY AND CAPITAL RESOURCES
Our working capital requirements vary widely throughout the year and generally peak during the first and second fiscal quarters. As of October 4, 2014, we had approximately $93.3 million of cash and equivalents and investments on hand of which $70.1 million were cash and equivalents, approximately $17.8 million were invested in certificates of deposit and approximately $5.4 million, net of temporary impairment charges of $3.6 million, were invested in auction rate securities (“ARS”). We do not anticipate the lack of liquidity in the ARS to impact our ability to fund our operations in the foreseeable future and believe we have sufficient cash and equivalents to fund ongoing operations.
As of October 4, 2014, we had cash and equivalents of $70.1 million held in accounts managed by third-party financial institutions consisting of invested cash and cash in our operating accounts. The invested cash is invested in interest bearing funds managed by third-party financial institutions. These funds invest in direct obligations of the government of the United States. To date, we have experienced no loss or lack of access to our invested cash or equivalents; however, we can provide no assurances that access to our invested cash and equivalents will not be impacted by adverse conditions in the financial markets.
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

Net cash used by operating activities for the three months ended October 4, 2014 was $19.8 million compared to net cash used by operating activities of $11.2 million for the three months ended October 5, 2013. The increase of $8.6 million from the comparable period was due to increased net operating loss and the effects of changes in working capital. The decrease of $6.0 million in working capital was primarily related to decreased payables and accrued liabilities.
Net cash used by investing activities for the three months ended October 4, 2014 was $2.8 million compared to $4.4 million provided by investing activities for the three months ended October 5, 2013. The $7.2 million change versus the prior year comparable period was primarily due to increased investments in property and equipment and store construction deposits and lower proceeds from sale of investment securities in the current year. We expect that total capital expenditures will be approximately $16 million in fiscal 2015, which will include capital expenditures for new stores, remodels and information technology systems.
Net cash used by financing activities was $1.2 million for the three months ended October 4, 2014 compared to $1.9 million used by financing activities for the three months ended October 5, 2013. The decrease of $0.7 million from the prior year comparable period was primarily due to a reduction in cash dividends paid.
We hold interest bearing ARS consisting of federally insured student loan backed securities. As of October 4, 2014, our ARS portfolio totaled approximately $9.0 million and is classified as available for sale securities, net of a temporary impairment charge of $3.6 million. As of that date, our ARS portfolio consisted of approximately 22% A rated investments and 78% CCC rated investments. As of July 5, 2014, our ARS consisted of 36% A rated investments, 19% BBB rated investments and 45% CCC rated investments. These ARS investments are intended to provide liquidity via an auction process that resets the applicable interest rate at predetermined calendar intervals, allowing investors to either roll over their holdings or gain immediate liquidity by selling such interests at par. The uncertainties in the credit markets that began in February 2008 have affected the Company’s holdings in ARS investments and auctions for our investments in these securities have failed to settle on their respective settlement dates. Historically the fair value of ARS investments had approximated par value due to the frequent resets through the auction process. While we continue to earn interest on our ARS investments at the maximum contractual rate, these investments are not currently trading and therefore do not currently have a readily determinable market value. Accordingly, the estimated fair value of ARS no longer approximates par value. Consequently, the investments are not currently liquid, and we will not be able to access these funds until a future auction of these investments is successful, the issuer redeems the securities or at maturity. Maturity dates for the ARS investment range from 2031 to 2033 with principal distributions occurring on certain securities prior to maturity. To date, principal distributions and maturities of the securities held by us have all been at par value. During the three months ended October 4, 2014, $6.6 million of ARS were settled at par.
We also hold short-term available for sale securities totaling $17.8 million at October 4, 2014 that consist of certificates of deposit.
In November 2012, our board of directors authorized a program to repurchase up to $30 million of our common stock. We intend, from time to time, as business conditions warrant, to purchase stock in the open market or through private transactions. Purchases may be increased, decreased or discontinued at any time without prior notice. The plan does not obligate us to repurchase any specific number of shares and may be suspended at any time at our discretion. No shares were repurchased during the three months ended October 4, 2014 and October 5, 2013 and none are currently planned.
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

Interest Rate Risk
We currently maintain a portfolio of variable interest rate investments consisting of cash equivalents, guaranteed investment certificates long term investments consisting of ARS. According to our investment policy, we may invest in taxable and tax-exempt instruments. In addition, the policy establishes limits on credit quality, maturity, issuer and type of instrument. Marketable securities are classified as “trading” or “available for sale”. We do not use derivative financial instruments in our investment portfolio.

All highly liquid investments with a maturity of three months or less at the date of purchase are considered to be cash equivalents. Investments are considered short-term available for sale securities if the original maturity is between three months and twelve months, or long term investments if the original maturity is greater than twelve months. Historically the fair value of ARS investments had approximated par value due to the frequent resets through the auction process. While we continue to earn interest on our ARS investments at the maximum contractual rate, these investments are not currently trading and therefore do not currently have a readily determinable market value. Accordingly, the estimated fair value of ARS no longer approximates par value. We determined the estimated fair value of our investment in ARS as of October 4, 2014 by reviewing trading activity for similar securities in secondary markets as well as by using a discounted cash flow model to estimate the fair value of our investments in ARS. The assumptions used in preparing the discounted cash flow model include estimates for interest rates, timing and amount of cash flows and expected holding periods of the ARS. We have modified our investment strategy and increased our investments in more liquid money market investments.
The following table lists our cash, cash equivalents and investments as of October 4, 2014:

Fair Value
(Dollars in thousands)
Cash	$33,670
Weighted average interest rate	0.00%
Cash equivalents	$36,400
Weighted average interest rate	0.16%
Current available for sale securities	$17,841
Weighted average interest rate	1.50%
Non-current available for sale securities	$9,000
Weighted average interest rate	0.17%
Total	$96,911
The interest payable on outstanding cash borrowings under our bank line of credit is based on variable interest rates and is therefore affected by changes in market interest rates. If interest rates increased significantly, our results from operations and cash flows would not be materially affected since we have no outstanding borrowings.
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

There has been no change in our internal control over financial reporting during the quarter ended October 4, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
In addition, in the past, we have had to close stores as a result of poor performance. For example, in fiscal year 2014, we closed 37 stores, including 2b stores which are part of discontinued operations, and during fiscal 2015, we anticipate closing up to 12 bebe and outlet stores. Closing stores because of poor performance could have a material adverse effect on our business, and such impairment and other charges have an adverse impact on our financial results.
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
17. Our ability to conduct business could be negatively impacted by the effects of natural disasters, war, terrorism, public health concerns or other catastrophes. We currently operate a corporate office in Brisbane, California, a distribution facility in Benicia, California, a design studio in Los Angeles, California, and a satellite office in New York, New York. Any serious disruption at these facilities whether due to construction, relocation, fire, flood, earthquake, terrorist acts or otherwise could harm our business. Natural disasters, extreme weather and public health concerns, including severe infectious diseases, could impact our ability to open and run our corporate offices, distribution center, stores and other operations in affected areas and/or negatively impact our foreign sourcing offices and the operations of our vendors. In addition, our ability to continue to operate our business without significant interruption in the event of a disaster or other disruption depends, in part, on the ability of our information systems to operate in accordance with our disaster recovery and business continuity plans. Lower client traffic due to the effect of natural disasters or extreme weather, security concerns, war or the threat of war and public health concerns could result in decreased sales that could have a material adverse impact on our business. For example, our sales results were negatively impacted by extreme weather throughout the third quarter of the current fiscal year. In addition, threat of terrorist attacks or actual terrorist events in the United States and world-wide could cause damage or disruption to international commerce and the global economy, disrupt the production, shipment or receipt of our merchandise or lead to lower client traffic. Our ability to mitigate the adverse impact of these events depends, in part, upon the effectiveness of our disaster preparedness and response planning as well as business continuity planning. However, we cannot be certain that our plans will be adequate or implemented properly in the event of an actual disaster or other catastrophic situation. In addition, although we maintain business interruption and property insurance, there can be no assurance that our insurance coverage will be sufficient or that insurance proceeds will be timely paid to us.
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
20. A decline in value of our investments in auction rate securities or as a result of a change in our ability to hold our investments in auction rate securities may impact our financial condition. We hold a variety of interest bearing auction rate securities, or ARS, comprised of federally insured student loan backed securities. These ARS investments are intended to provide liquidity via an auction process that resets the applicable interest rate at predetermined calendar intervals, allowing investors to either roll over their holdings or gain immediate liquidity by selling such interests at par. The uncertainties in the credit markets that began in February 2008 have affected our holdings in ARS investments and the majority of auctions for our investments in these securities have continued to fail to settle on their respective settlement dates. Consequently, $9.0 million of our ARS are not currently liquid and do not mature before 2031. Of this $9.0 million, $3.6 million is subject to a temporary impairment charge. We will not be able to access these funds until a future auction of these investments is successful or the securities are purchased or redeemed outside of the auction process or repayment at maturity. Maturity dates for these ARS investments range from 2031 to 2033, with principal distributions occurring on certain securities prior to maturity.
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

Dated November 13, 2014

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