Form 10-Q
period 2015-01-03
bebe stores, inc.
filed 2015-02-12
CIK 1059272

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 3, 2015
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

The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding as of January 30, 2015 was 79,615,796.

bebe stores, inc.

PART I.        FINANCIAL INFORMATION

ITEM 1.        Condensed Consolidated Financial Statements
bebe stores, inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(unaudited)

	As of January 3, 2015	As of July 5, 2014	As of January 4, 2014
Assets:
Current assets:
Cash and equivalents	$75,214	$94,345	$130,862
Available for sale securities	19,996	18,665	21,977
Receivables	5,503	4,814	7,780
Inventories, net	30,108	31,683	31,877
Deferred income taxes, net	59	88	168
Prepaid and other	11,466	10,704	13,819
Total current assets	142,346	160,299	206,483
Available for sale securities	5,455	11,941	11,124
Property and equipment, net	93,730	93,640	99,593
Intangible asset	917	917	917
Other assets	3,619	3,558	4,690
Total assets	$246,067	$270,355	$322,807
Liabilities and Shareholders’ Equity:
Current liabilities:
Accounts payable	$16,831	$20,022	$15,127
Accrued liabilities and other	34,696	39,277	31,089
Total current liabilities	51,527	59,299	46,216
Deferred rent and other lease incentives	24,858	25,847	31,866
Uncertain tax positions	79	78	383
Total liabilities	76,464	85,224	78,465
Commitments and contingencies
Shareholders’ equity:
Preferred stock-authorized 1,000,000 shares at $0.001 par value per share; no shares issued and outstanding	—	—	—
Common stock-authorized 135,000,000 shares at $0.001 par value per share; issued and outstanding 79,614,296, 79,555,064 and 79,062,470 shares	80	80	79
Additional paid-in capital	143,850	142,868	140,251
Accumulated other comprehensive income	244	3,161	2,257
Retained earnings	25,429	39,022	101,755
Total shareholders’ equity	169,603	185,131	244,342
Total liabilities and shareholders’ equity	$246,067	$270,355	$322,807
See accompanying notes to condensed consolidated financial statements.

bebe stores, inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	January 3, 2015	January 4, 2014	January 3, 2015	January 4, 2014
Net sales	$128,914	$123,261	$231,070	$232,529
Cost of sales, including production and occupancy	81,007	81,261	150,393	150,907
Gross margin	47,907	42,000	80,677	81,622
Selling, general and administrative expenses	47,816	46,514	89,943	94,338
Operating income (loss)	91	(4,514)	(9,266)	(12,716)
Interest and other income, net	28	86	435	244
Income (loss) from continuing operations, before income taxes	119	(4,428)	(8,831)	(12,472)
Income tax provision (benefit)	139	(59)	175	(205)
Loss from continuing operations, net of tax	$(20)	$(4,369)	$(9,006)	$(12,267)
Loss from discontinued operations, net of tax	(365)	(1,096)	$(2,196)	$(2,352)
Net loss	$(385)	$(5,465)	$(11,202)	$(14,619)
Basic per share amounts:
Net loss from continuing operations, net of tax	$—	$(0.06)	$(0.11)	$(0.16)
Net loss from discontinued operations, net of tax	—	(0.01)	$(0.03)	$(0.03)
Net loss	$—	$(0.07)	$(0.14)	$(0.18)
Diluted per share amounts:
Net loss from continuing operations, net of tax	$—	$(0.06)	$(0.11)	$(0.16)
Net loss from discontinued operations, net of tax	—	(0.01)	$(0.03)	$(0.03)
Net loss	$—	$(0.07)	$(0.14)	$(0.18)

Basic weighted average shares outstanding	79,617	79,119	79,598	79,087
Diluted weighted average shares outstanding	79,617	79,119	79,598	79,087
Dividends declared per share	$0.015	$0.025	$0.030	$0.050

Other comprehensive income (loss)
Gain (loss) on available for sale securities	$52	$(3)	$89	$1,793
Foreign currency translation adjustments	(1,221)	991	(3,006)	(321)
Other comprehensive income (loss)	(1,169)	988	(2,917)	1,472
Comprehensive loss	$(1,554)	$(4,477)	$(14,119)	$(13,147)
See accompanying notes to condensed consolidated financial statements.

bebe stores, inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Six Months Ended
	January 3, 2015	January 4, 2014
Cash flows from operating activities:
Net loss	$(11,202)	$(14,619)
Adjustments to reconcile net loss to cash used by operating activities:
Non-cash compensation expense	942	1,772
Depreciation and amortization	7,955	10,067
Non-cash charge for asset impairment	224	904
Deferred income taxes	71	(397)
Other	(229)	(825)
Changes in operating assets and liabilities:
Receivables	(691)	(736)
Inventories	1,574	1,986
Prepaid expenses and other	983	(334)
Accounts payable	(90)	(1,685)
Deferred rent and other lease incentives	(989)	(2,522)
Accrued liabilities	(3,266)	1,157
Net cash used by operating activities	(4,718)	(5,232)
Cash flows from investing activities:
Purchase of property and equipment and store construction deposits	(15,085)	(8,372)
Purchase of marketable securities	(12,042)	—
Proceeds from sales of investment securities	15,080	61,590
Net cash (used) provided by investing activities	(12,047)	53,218
Cash flows from financing activities:
Proceeds from issuance of common stock	11	172
Excess tax benefit from exercise of stock options and awards	—	62
Cash dividends paid	(2,388)	(3,956)
Net cash used by financing activities	(2,377)	(3,722)
Net decrease in cash and equivalents	(19,142)	44,264
Effect of exchange rate changes on cash	11	(367)
Cash and equivalents:
Beginning of period	94,345	86,965
End of period	$75,214	$130,862
See accompanying notes to condensed consolidated financial statements.

bebe stores, inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
INTERIM FINANCIAL STATEMENTS
The accompanying condensed consolidated balance sheets of bebe stores, inc. (the “Company”) as of January 3, 2015 and January 4, 2014, the condensed consolidated statements of operations and comprehensive loss for the three and six months ended January 3, 2015 and January 4, 2014 and the condensed consolidated statements of cash flows for the three and six months ended January 3, 2015 and January 4, 2014 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X, without audit. Accordingly, they do not include all of the information required by accounting principles generally accepted in the United States of America for annual financial statements. Therefore, these condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended July 5, 2014.
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
The three month periods ended January 3, 2015 and January 4, 2014 each include 13 weeks. The six month periods ended January 3, 2015 and January 4, 2014 each included 26 weeks.
RECENT ACCOUNTING PRONOUNCEMENTS
Presentation of Financial Statements
In April 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (ASU) No. 2014-08, "Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity", or ASU 2014-08. Under ASU 2014-08, only disposals representing a strategic shift in operations should be presented as discontinued operations. Those strategic shifts should have a major effect on the organization's operations and financial results. Additionally, ASU 2014-08 required expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income and expenses of discontinued operations. ASU 2014-08 is effective for fiscal and interim periods beginning on or after December 15, 2014 and is to be applied prospectively. The Company adopted this standard beginning with the three month period ended January 3, 2015 and will apply this standard to any new transactions occurring in future periods.
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

Going Concern
In August 2014, the FASB issued ASU No. 2014-15, "Presentation of Financial Statements - Going Concern (Subtopic 205-40); Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern," which requires management of a company to evaluate whether there is substantial doubt about the company's ability to continue as a going concern. This ASU is effective for the annual reporting period ending after December 15, 2016, and for interim and annual reporting periods thereafter, with early adoption permitted. The Company will evaluate the impact of this standard at the time it becomes effective.
DISCONTINUED OPERATIONS
In the fourth quarter of fiscal 2014, the Company discontinued the operations of the 2b division by closing all existing 18 2b stores including 2b.com, allowing the Company to focus its efforts on the core bebe brand's retail and outlet stores, e-commerce and international licensing business.

As of January 3, 2015, the Company has a remaining reserve of $2.1 million for future costs associated with discontinued operations. This reserve has been included within the "Accrued liabilities" line in the consolidated balance sheets. A roll forward of the reserve is presented as follows:

	Lease Obligations	Other Costs	Total
		(In thousands)
Balance as of July 5, 2014	$6,385	$1,000	$7,385
Costs incurred in fiscal 2015	1,481	718	2,199
Cash payments, markdowns or adjustments applied	(6,165)	(1,323)	(7,488)
Balance as of January 3, 2015	$1,701	$395	$2,096

For leases where a settlement has been not yet been reached, the obligation has been adjusted to represent the Company's best estimate of the amount of settlement.

Other costs consist primarily of a reserve for estimated losses on 2b inventory purchased pursuant to purchase orders that were open when operations were discontinued and severance.
INVESTMENTS
The Company’s investment portfolio consists of certificates of deposit and auction rate securities. The Company held short term available for sale securities totaling $20.0 million as of January 3, 2015, that consisted entirely of certificates of deposit at cost which approximates fair value. The Company also holds long term available for sale securities at fair value totaling $5.5 million as of January 3, 2015, that consisted entirely of interest bearing auction rate securities (“ARS”).
The Company holds interest bearing ARS consisting of federally insured student loan backed securities. As of January 3, 2015, the Company’s ARS portfolio consisted of two securities with a fair value of approximately $5.5 million and was classified as available for sale securities, net of a temporary impairment charge of $3.5 million. As of that date, the Company’s ARS portfolio consisted of approximately 22% A rated investments and 78% CCC rated investments. As of July 5, 2014, the Company’s ARS consisted of 36% A rated investments, 19% BBB rated investments and 45% CCC rated investments. These ARS investments are intended to provide liquidity via an auction process that resets the applicable interest rate at predetermined calendar intervals, allowing investors to either roll over their holdings or gain immediate liquidity by selling such interests at par. The uncertainties in the credit markets that began in February 2008 have affected the Company’s holdings in ARS investments and auctions for the Company’s investments in these securities have failed to settle on their respective settlement dates. During the six months ended January 3, 2015, $6.6 million of ARS held by the Company were settled at par. While the Company continues to earn interest on its ARS investments at the maximum contractual rate, these investments are not currently trading and therefore do not currently have a readily determinable market value. Accordingly, the estimated fair value of ARS no longer approximates par value. Consequently, the investments are not currently liquid, and the Company will not be able to access these funds until a future auction of these investments is successful, the issuer redeems the securities or at maturity. Maturity dates for the ARS investments are 2031 and 2033 with principal distributions occurring on certain securities prior to maturity. To date, principal distributions and maturities of the securities held by the Company have all been at par value.

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

The following is a summary of our available for sale securities:

	As of January 3, 2015
	Cost	Unrealized Losses Less Than 12 Months	Unrealized Losses 12 Months or Greater	Estimated Fair Value
	(In thousands)
Short term certificates of deposit	$19,996	$—	$—	$19,996
Long term auction rate securities	$9,000	$—	$3,545	$5,455

	As of July 5, 2014
	Cost	Unrealized Losses Less Than 12 Months	Unrealized Losses 12 Months or Greater	Estimated Fair Value
	(In thousands)
Short term certificates of deposit	$18,665	$—	$—	$18,665
Long term auction rate securities	$15,575	$—	$3,634	$11,941

	As of January 4, 2014
	Cost	Unrealized Losses Less Than 12 Months	Unrealized Losses 12 Months or Greater	Estimated Fair Value
	(In thousands)
Short term certificates of deposit	$21,977	$—	$—	$21,977
Long term auction rate securities	$15,575	$—	$4,451	$11,124
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
As of January 3, 2015, the Company held financial instruments that are measured at fair value on a recurring basis. These included cash equivalents and available for sale securities. Cash equivalents consist of money market funds. Short term available for sale securities consist of certificates of deposit. Long term available for sale securities consist of ARS. These ARS consist of federally insured student loan backed securities.
The Company determined the estimated fair value of its investment in ARS as of January 3, 2015 by reviewing trading activity for similar securities in secondary markets as well as by using a discounted cash flow model. The assumptions used in preparing the discounted cash flow model include estimates for liquidity (average of LIBOR +5.27%), interest rates (weighted average of 0.2%), timing (range from 11 – 14 years), credit ratings and amount of cash flows and expected holding periods of the ARS and recent trading activity in the secondary marketplace.
The following items are measured at fair value on a recurring basis as of January 3, 2015:

Description	January 3, 2015	Using Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
	Fair value measurements at reporting date
	(In thousands)
Cash and cash equivalents	$75,214	$75,214	$—	$—
Current available for sale securities	19,996	—	19,996	—
Non-current available for sale securities	5,455	—	—	5,455
Total	$100,665	$75,214	$19,996	$5,455

The following items are measured at fair value on a recurring basis as of July 5, 2014:

Description	July 5, 2014	Using Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
	Fair value measurements at reporting date
	(In thousands)
Cash and cash equivalents	$46,423	$46,423	$—	$—
Current available for sale securities	18,665	—	18,665	—
Non-current available for sale securities	11,941	—	—	11,941
Total	$77,029	$46,423	$18,665	$11,941

The following items are measured at fair value on a recurring basis as of January 4, 2014:

Description	January 4, 2014	Using Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
	Fair value measurements at reporting date
	(In thousands)
Cash and cash equivalents	$46,409	$46,409	$—	$—
Current available for sale securities	21,977	—	21,977	—
Non-current available for sale securities	11,124	—	—	11,124
Total	$79,510	$46,409	$21,977	$11,124

During the quarter ended January 3, 2015, there were no transfers of assets and liabilities between Level 1 (quoted prices in active markets for identical assets) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy. An impairment charge has been recorded in accumulated other comprehensive income that reduces the carrying amount of the applicable non-current assets of $9.0 million to their fair value of $5.5 million as of January 3, 2015.
The following table presents the Company’s activity for assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months and six months ended January 3, 2015:

	Three Months Ended January 3, 2015	Six Months Ended January 3, 2015
	(In thousands)
Balance at beginning of period	$5,403	$11,941
Total gains or (losses) (realized or unrealized)
Included in net loss	—	—
Included in accumulated other comprehensive income	52	89
Settlements	—	(6,575)
Balance at end of period	$5,455	$5,455

Non-Financial Assets:

The Company measures certain non-financial assets and liabilities, including long-lived assets, at fair value on a non-recurring basis. During the three months ended January 3, 2015 and January 4, 2014, the Company recorded impairment charges of approximately $0.2 million and $0.7 million, respectively, related to under-performing stores. During the six months ended January 3, 2015 and January 4, 2014, the Company recorded impairment charges of approximately $0.2 million and $0.9 million, respectively, related to under-performing stores.
The following table presents the Company’s considerations of at-risk assets for the three month and six month periods ended January 3, 2015 and January 4, 2014, respectively (amounts in millions, except for store count):

	Three Months Ended		Six Months Ended
	January 3, 2015	January 4, 2014	January 3, 2015	January 4, 2014
Number of stores identified as at risk and evaluated for impairment	16	24	21	26
Total carrying amount of stores identified as at risk prior to any impairment charges taken	$2.7	$4.1	$3.4	$4.3
Less: impairment charges recorded during the period	0.2	0.7	0.2	0.9
Remaining carrying amount of stores identified as at risk after impairment charges taken	$2.5	$3.4	$3.2	$3.4
Number of stores considered at risk, but not impaired	12	18	17	19
Total carrying amount of stores identified as at risk, but not impaired	$2.5	$3.3	$3.2	$3.3
The fair market value of these assets was determined using the income approach and level 3 inputs, which require management to make significant estimates about future operating plans and projected cash flows. Management estimates the amount and timing of future cash flows based on its experience and knowledge of the retail market in which each store operates. The assumptions used in preparing the discounted cash flow model and the related sensitivity analysis around the discounted cash flow model include estimates for weighted average cost of capital 11.0% and annual revenue growth rates (range from 2.0% – 5.0%). The stores not impaired had undiscounted cash flows that exceeded their net carrying amount at a weighted average of 182% and 130% for the three and six month period ended January 3, 2015, respectively. For the three and six month periods ended January 4, 2014, the stores not impaired had undiscounted cash flows that exceeded their net carrying amount at a weighted average of 145% and 154%, respectively.
The impairment charge is included in selling, general and administrative expenses (“SG&A”) in the accompanying condensed consolidated statements of operations and comprehensive loss. The Company was not required to measure any other significant non-financial assets and liabilities at fair value.
INVENTORIES
The Company’s inventories consisted of:

	As of
	January 3, 2015	July 5, 2014	January 4, 2014
	(In thousands)
Raw materials	$619	$1,206	$1,048
Merchandise available for sale	29,489	30,477	30,829
Inventories, net	$30,108	$31,683	$31,877
LETTERS OF CREDIT

On May 14, 2014 the Company entered into a secured stand-by letter of credit agreement which provides for issuance of one or more stand-by letters of credit. As of January 3, 2015, the Company had $3.8 million available, related to two stand-by letters of credit. To date, no beneficiary has drawn upon the stand-by letter of credit.
INCOME TAXES
Deferred income taxes arise from temporary differences between the tax and financial statement recognition of revenue and expenses. The Company regularly assesses the need for a valuation allowance against its deferred tax assets. In evaluating whether it is more likely than not that some or all of the Company’s deferred tax assets will not be realized, it considers all available positive and negative evidence, including recent year’s operational results which is objectively verifiable evidence. As a result of its evaluation of the realizability of its deferred tax assets as of January 3, 2015, the Company continues to believe, based upon all available evidence, that it is more likely than not that the majority of its deferred tax assets will continue to not be realized. Accordingly, the majority of the tax benefit related to the current quarter losses is not recognized. The Company will continue to maintain a valuation allowance against its deferred tax assets until the Company believes it is more likely than not that these assets will be realized in the future. If sufficient positive evidence arises in the future indicating that all or a portion of the deferred tax assets meet the more likely than not standard, the valuation allowance will be reversed accordingly in the period that such determination is made.
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
Excluded from the computation of the number of diluted weighted average shares outstanding were options to purchase 4,630,404 and 5,293,313 shares of common stock for the three months ended January 3, 2015 and January 4, 2014, respectively, and 4,731,887 and 4,947,432, for the six months ended January 3, 2015 and January 4, 2014, respectively, which would have been anti-dilutive.
STOCK BASED COMPENSATION
The following table summarizes the stock based compensation expense recognized under the Company’s stock plan during the three and six months ended January 3, 2015 and January 4, 2014:

	Three Months Ended		Six Months Ended
	January 3, 2015	January 4, 2014	January 3, 2015	January 4, 2014
	(In thousands)
Stock options	$(19)	$352	$414	$859
Stock awards/units	211	512	528	913
Total stock based compensation expense	$192	$864	$942	$1,772
Unrecognized compensation cost related to nonvested stock options and nonvested stock awards/units totaled approximately $0.5 million and $1.7 million, respectively, as of January 3, 2015. This cost is expected to be recognized over a weighted average period of 2.7 years. There were no stock options granted during the three months ended January 3, 2015 and January 4, 2014. During the six month periods ended January 3, 2015 and January 4, 2014, the weighted average fair value of stock options at their grant date was $0.84 and $1.79, respectively.
LEGAL MATTERS
As of the date of this filing, the Company is involved in ongoing legal proceedings as described below.
A former employee filed a lawsuit against the Company on November 2, 2010 in the Superior Court of California, San Bernardino County (Case No. CIVRS1011823) alleging a failure to pay all wages, overtime wages, minimum wages, failure to pay/provide meal and rest periods, various other violations of the California Labor Code and a violation of California Business & Professions Code §17200 et seq. The plaintiff purports to bring the action also on behalf of current and former California bebe stylists and sales associates who are similarly situated. Both parties have conducted some discovery and depositions and the Company continues to prepare its defense. A hearing regarding class certification is scheduled to take place on February 25, 2015.

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
We market our products under the bebe, BEBE SPORT and bbsp brand names through our 211 retail stores, of which 175 are bebe stores, including an on-line store at www.bebe.com, and 36 are bebe outlet stores. Our 92 international licensees operated stores in 23 countries and, pursuant to our product licensing, through certain select domestic and international retailers. During the three months ended January 3, 2015, we opened 3 bebe stores and 1 outlet store, and during the six months ended January 3, 2015, we opened 3 bebe stores and 3 outlet stores, and closed 2 bebe stores.
bebe. We were founded by Manny Mashouf, our Chairman of the Board. We opened our first store in San Francisco, California in 1976, which was also the year we incorporated in California. As of January 3, 2015, we operated 175 bebe stores in 34 states, Puerto Rico, the U.S. Virgin Islands, Canada and on-line. www.bebe.com is our bebe on-line retail store and an extension of the bebe store experience that provides a complete assortment of bebe and BEBE SPORT merchandise and is used as a vehicle to communicate with our customers.
bebe outlet. Our bebe outlet stores are an extension of the full-price bebe store and provide everyday lifestyle offerings for our aspirational buyers. As of January 3, 2015, we operated a total of 36 bebe outlet stores.
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
RESULTS OF OPERATIONS
Our fiscal year is a 52 or 53 week period, each period ending on the first Saturday on or after June 30. Both fiscal 2015 and fiscal 2014 include 52 weeks. The three months ended January 3, 2015 and January 4, 2014 each include 13 weeks. The six months ended January 3, 2015 and January 4, 2014 each include 26 weeks.
The following table sets forth certain financial data as a percentage of net sales for the periods indicated:

	Three Months Ended		Six Months Ended
	January 3, 2015	January 4, 2014	January 3, 2015	January 4, 2014
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales, including production and occupancy (1)	62.8	65.9	65.1	64.9
Gross margin	37.2	34.1	34.9	35.1
Selling, general and administrative expenses (2)	37.1	37.7	38.9	40.6
Operating loss	0.1	(3.6)	(4.0)	(5.5)
Interest and other income, net	—	0.1	0.2	0.1
Loss from continuing operations before income taxes	0.1	(3.5)	(3.8)	(5.4)
Income tax (benefit)/provision	0.2	(0.1)	0.1	(0.1)
Loss from continuing operations, net of tax	—	(3.5)	(3.9)	(5.3)
Loss from discontinued operations, net of tax	(0.3)	(0.9)	(0.9)	(1.0)
Net loss	(0.3)%	(4.4)%	(4.8)%	(6.3)%
_____________________

(1)	Cost of sales includes the cost of merchandise, occupancy costs, distribution center costs and production costs.

(2)	Selling, general and administrative expenses primarily consist of non-occupancy store costs, corporate overhead and advertising costs.
Net Sales. Net sales increased to $128.9 million during the three months ended January 3, 2015 from $123.3 million for the comparable period of the prior year, an increase of $5.7 million, or 4.6%. The increase in net sales is primarily due to the increased sales volumes in both our bebe and outlet businesses coupled with higher sales dollars per transaction.
For the six months ended January 3, 2015, net sales remained generally consistent, decreasing slightly to $231.1 million from $232.5 million for the comparable period of the prior year, a decrease of $1.5 million, or (0.6)%.

	Three Months Ended		Six Months Ended
	January 3, 2015	January 4, 2014	January 3, 2015	January 4, 2014
Net sales (In thousands)	$128,914	$123,261	$231,070	$232,529
Net sales increase (decrease) percentage	4.6%	(4.8)%	(0.6)%	(4.0)%
Comparable store percentage (1)	8.0%	(2.6)%	4.7%	(2.8)%
Net sales per average square foot (2)	$120	$112	$216	$212
Square footage at end of period (In thousands)	828	852	828	852
Number of store locations:
Beginning of period	207	235	207	242
New store locations	4	—	6	1
Closed store locations	—	3	2	11
Number of stores open at end of period	211	232	211	232

 _____________________

(1)
We calculate comparable store sales by including the net sales of stores that have been open at least one year. Therefore, a store is included in the comparable store sales base beginning with its thirteenth month. Stores that have been expanded or remodeled by 15 percent or more or have been permanently relocated are excluded from the comparable store sales base. In addition, we calculate comparable store sales using a same day sales comparison. Our e-commerce store sales are also included in our comparable store sales base. For the three months ended January 3, 2015 and January 4, 2014, the inclusion of our e-commerce store sales increased the comparable store sales 2.5% and 2.5%, respectively. For the six months ended January 3, 2015 and January 4, 2014, the inclusion of our e-commerce store sales increased the comparable store sales 2.8% and 2.3%, respectively.

(2)	We calculate net sales per average square foot using net store sales less e-commerce net sales and monthly average store square footage.
Gross Margin. Gross margin increased to $47.9 million during the three months ended January 3, 2015 from $42.0 million for the comparable period of the prior year, an increase of $5.9 million, or 14.1%. As a percentage of net sales, gross margin increased to 37.2% for the three months ended January 3, 2015 from 34.1% in the comparable period of the prior year. The increase in margin primarily reflects fewer markdowns on merchandise sold during the quarter at bebe, partially offset by increased promotions of aged product in bebe outlet stores and on our flash sale site.
For the six months ended January 3, 2015, gross margin remained generally consistent, decreasing slightly to $80.7 million from $81.6 million for the comparable period of the prior year, a decrease of $0.9 million, or 1.2%. As a percentage of net sales, gross margin was 34.9% for the six months ended January 3, 2015 compared to 35.1% in the comparable period of the prior year.
Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $47.8 million during the three months ended January 3, 2015 from $46.5 million for the comparable period of the prior year, an increase of $1.3 million, or 2.8%. SG&A for the second quarter was impacted by severance expense, cyber breach related costs and store impairment and closure charges. As a percentage of net sales, selling, general and administrative expenses decreased to 37.1% during the three months ended January 3, 2015 from 37.7% in the comparable period of the prior year.
For the six months ended January 3, 2015, selling, general and administrative expenses decreased to $89.9 million from $94.3 million for the comparable period of the prior year, a decrease of $4.4 million or 4.7%. As a percentage of net sales, selling, general and administrative expenses decreased to 38.9% during the six months ended January 3, 2015 from 40.6% in the comparable period of the prior year. The decrease is primarily the result of reduced advertising expense.
Provision for Income Taxes. The tax rate for the second quarter of fiscal 2015 was 116.8% compared to 1.3% for the comparable period of the prior year. The current quarter effective tax rate primarily reflects the effects of foreign income taxes and the continuing impact of maintaining a valuation allowance against net deferred tax assets recorded in the third quarter of fiscal 2013.
For the six months ended January 3, 2015, effective tax rate was (2.0)% compared to 1.6% for the comparable period of the prior year. Due to the existence of the valuation allowance, most of the tax benefit related to the current fiscal year to date losses is not recognized. Our effective tax rate for both fiscal year 2015 and 2014 continues to approximate 0% due to the impact of the valuation allowance.
Discontinued Operations. Loss from discontinued operations was $0.4 million for the three months ended January 3, 2015 compared to $1.1 million for the three months ended January 4, 2014. The loss in the second quarter of fiscal 2015 primarily represented costs related to settling our remaining 2b lease obligations.
For the six months ended January 3, 2015, loss from discontinued operations was $2.2 million compared to $2.4 million for the six months ended January 4, 2014. The loss to date in fiscal 2015 primarily represented costs related to settling our remaining 2b lease obligations and severance incurred and paid in the period.
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
LIQUIDITY AND CAPITAL RESOURCES
Our working capital requirements vary widely throughout the year and generally peak during the first and second fiscal quarters. As of January 3, 2015, we had approximately $100.7 million of cash and equivalents and investments on hand of which $75.2 million were cash and equivalents, approximately $20.0 million were invested in certificates of deposit and approximately $5.5 million, net of temporary impairment charges of $3.5 million, were invested in auction rate securities (“ARS”). We do not anticipate the lack of liquidity in the ARS to impact our ability to fund our operations in the foreseeable future, and believe we have sufficient cash and equivalents to fund ongoing operations.
As of January 3, 2015, we had cash and equivalents of $75.2 million held in accounts managed by third-party financial institutions consisting of invested cash and cash in our operating accounts. The invested cash is invested in interest bearing funds managed by third-party financial institutions. These funds invest in direct obligations of the government of the United States. To date, we have experienced no loss or lack of access to our invested cash or equivalents; however, we can provide no assurances that access to our invested cash and equivalents will not be impacted by adverse conditions in the financial markets.
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
Net cash used by operating activities for the six months ended January 3, 2015 was $4.7 million compared to net cash used by operating activities of $5.2 million for the six months ended January 4, 2014. The decrease of $0.5 million from the comparable period was due to decreased net operating loss and the effects of changes in working capital. The decrease of $1.7 million in working capital was primarily related to decreased payables and accrued liabilities.
Net cash used by investing activities for the six months ended January 3, 2015 was $12.0 million compared to $53.2 million provided by investing activities for the six months ended January 4, 2014. The $65.3 million change versus the prior year comparable period was primarily due to lower proceeds from sale of investment securities in the current year, offset by increased capital expenditures. Total capital expenditures for the year are anticipated to be approximately $18 million for new stores, remodels and information technology systems.
Net cash used by financing activities was $2.4 million for the six months ended January 3, 2015 compared to $3.7 million used by financing activities for the six months ended January 4, 2014. The decrease of $1.3 million from the prior year comparable period was primarily due to a reduction in the amount of cash dividends paid.
We hold interest bearing ARS consisting of federally insured student loan backed securities. As of January 3, 2015, our ARS portfolio totaled approximately $5.5 million and is classified as available for sale securities, net of a temporary impairment charge of $3.5 million. As of that date, our ARS portfolio consisted of approximately 22% A rated investments and 78% CCC rated investments. As of July 5, 2014, our ARS consisted of 36% A rated investments, 19% BBB rated investments and 45% CCC rated investments. These ARS investments are intended to provide liquidity via an auction process that resets the applicable interest rate at predetermined calendar intervals, allowing investors to either roll over their holdings or gain immediate liquidity by selling such interests at par. The uncertainties in the credit markets that began in February 2008 have affected our holdings in ARS investments and auctions for our investments in these securities have failed to settle on their respective settlement dates. During the six months ended January 3, 2015, $6.6 million of ARS held by the Company were settled at par. While the Company continues to earn interest on its ARS investments at the maximum contractual rate, these investments are not currently trading and therefore do not currently have a readily determinable market value. Accordingly, the estimated fair value of ARS no longer approximates par value. Consequently, the investments are not currently liquid, and we will not be able to access these funds until a future auction of these investments is successful, the issuer redeems the securities or at maturity. Maturity dates for the ARS investments are 2031 and 2033 with principal distributions occurring on certain securities prior to maturity. To date, principal distributions and maturities of the securities held by us have all been at par value.
We also hold short-term available for sale securities totaling $20.0 million at January 3, 2015 that consist of certificates of deposit.

In November 2012, our board of directors authorized a program to repurchase up to $30 million of our common stock. We intend, from time to time, as business conditions warrant, to purchase stock in the open market or through private transactions. Purchases may be increased, decreased or discontinued at any time without prior notice. The plan does not obligate us to repurchase any specific number of shares and may be suspended at any time at our discretion. No shares were repurchased during the three months and six months ended January 3, 2015 and January 4, 2014 and none are currently planned.
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

Interest Rate Risk
We currently maintain a portfolio of variable interest rate investments consisting of cash equivalents, guaranteed investment certificates and long term investments consisting of ARS. According to our investment policy, we may invest in taxable and tax-exempt instruments. In addition, the policy establishes limits on credit quality, maturity, issuer and type of instrument. Marketable securities are classified as “trading” or “available for sale”. We do not use derivative financial instruments in our investment portfolio.
All highly liquid investments with a maturity of three months or less at the date of purchase are considered to be cash equivalents. Investments are considered short-term available for sale securities if the original maturity is between three months and twelve months, or long term investments if the original maturity is greater than twelve months. Historically the fair value of ARS investments had approximated par value due to the frequent resets through the auction process. While we continue to earn interest on our ARS investments at the maximum contractual rate, these investments are not currently trading and therefore do not currently have a readily determinable market value. Accordingly, the estimated fair value of ARS no longer approximates par value. We determined the estimated fair value of our investment in ARS as of January 3, 2015 by reviewing trading activity for similar securities in secondary markets as well as by using a discounted cash flow model to estimate the fair value of our investments in ARS. The assumptions used in preparing the discounted cash flow model include estimates for interest rates, timing and amount of cash flows and expected holding periods of the ARS. We have modified our investment strategy and increased our investments in more liquid money market investments.
The following table lists our cash, cash equivalents and investments as of January 3, 2015:

Fair Value
(Dollars in thousands)
Cash	$55,809
Weighted average interest rate	0.01%
Cash equivalents	$19,405
Weighted average interest rate	0.01%
Current available for sale securities	$19,996
Weighted average interest rate	0.27%
Non-current available for sale securities (1)	$5,455
Weighted average interest rate	0.17%
Total	$100,665

(1) As of January 3, 2015, the company holds non-current available for sale securities with a fair value of $5.5 million and a par value of $9.0 million.

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
There has been no change in our internal control over financial reporting during the quarter ended January 3, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.    OTHER INFORMATION

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
9. Because Manny Mashouf beneficially owns a substantial portion of the outstanding shares, other shareholders may not be able to influence the direction the company takes. As of January 31, 2015, Manny Mashouf, our Chairman of the Board, beneficially owned approximately 52% of the outstanding shares of our common stock. As a result, he can control the election of directors and the outcome of all issues submitted to the shareholders. This may make it more difficult for a third party to acquire shares, may discourage acquisition bids, and could limit the price that certain investors might be willing to pay for shares of common stock. This concentration of stock ownership may have the effect of delaying, deferring or preventing a change in control of our company.
10. We cannot assure that future store openings will be successful and new store openings may impact existing stores. We expect to open approximately 4 bebe stores and 2 bebe outlet stores in fiscal 2015, while our international licensee operated point-of-sale locations are expected to remain unchanged. We cannot provide assurance that the stores we plan to open in fiscal 2015, or any other stores that we might open in the future, will be successful or that our overall results will improve as a result of opening these stores.
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
13. We are subject to cyber-security risks and may incur increasing costs in an effort to minimize those risks and to respond to cyber incidents. Our business involves the storage and transmission of customers’ personal information, consumer preferences and credit card information. We also use mobile devices, social networking and other on-line activities to connect with our customers. If we experience a significant data security breach or fail to detect and appropriately respond to a significant data security breach, we could be exposed to government enforcement actions and private litigation, and our business could be adversely affected. For example, in November 2014, we detected suspicious activity on computers that operate the payment processing system for our stores, which appeared to be limited to data from payment cards swiped in the United States and its territories between November 8, 2014 and November 26, 2014. The data may have included cardholder name, account number, expiration date and verification codes, although we have no indication of fraudulent charges to date.  We cannot assure you that we will not suffer future breaches of the portion of our network that handles payment card data, with further payment card and client information being stolen. These sorts of breaches might cause our customers to lose confidence in our ability to protect their personal information, which could cause them to discontinue usage of our club bebe loyalty program, or stop shopping with us altogether and potential significant cost.  The loss of confidence from a significant data security breach involving team members could also hurt our reputation, cause team member recruiting and retention challenges, increase our labor costs and adversely affect our business and financial results.
14. Our success depends on our ability to attract and retain key employees in order to support our existing businesses and future expansion. From time to time we actively recruit qualified candidates to fill key executive positions within our company. There is substantial competition for experienced personnel, which we expect will continue. We compete for experienced personnel with companies who may have greater financial resources than we do. During fiscal 2014, we experienced significant turnover of our executive management team as part of a restructure. We are also exposed to employment practice litigation due to the large number of employees and high turnover of our sales associates. If we fail to attract, motivate and retain qualified personnel, it could harm our business and limit our ability to expand.
15. We rely on information technology to help manage our operations and our e-commerce store, the disruption of which could adversely impact our business. We rely on various information systems to help manage our operations and regularly assess the cost-benefit analysis associated with making additional investments to upgrade, enhance or replace such systems. If at any time we experience any disruptions affecting our information systems we could experience a material adverse impact on our business.
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
We are seeking to register our trademarks domestically and internationally. Obstacles may exist that may prevent us from obtaining a trademark for the bebe, BEBE SPORT and bbsp brand names or related names. We may not be able to register certain trademarks, purchase the right or obtain a license to use these names or related names on commercially reasonable terms. If we fail to obtain trademark, ownership or license the requisite rights, it would limit our ability to expand our business under the bebe brand.
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
20. A decline in value of our investments in auction rate securities or as a result of a change in our ability to hold our investments in auction rate securities may impact our financial condition. We hold a variety of interest bearing auction rate securities, or ARS, comprised of federally insured student loan backed securities. These ARS investments are intended to provide liquidity via an auction process that resets the applicable interest rate at predetermined calendar intervals, allowing investors to either roll over their holdings or gain immediate liquidity by selling such interests at par. The uncertainties in the credit markets that began in February 2008 have affected our holdings in ARS investments and the majority of auctions for our investments in these securities have continued to fail to settle on their respective settlement dates. Consequently, $9.0 million par value of our ARS are not currently liquid and do not mature before 2031. Of this $9.0 million, $3.5 million has been temporarily impaired. We will not be able to access these funds until a future auction of these investments is successful or the securities are purchased or redeemed outside of the auction process or repayment at maturity. Maturity dates for these ARS investments range from 2031 to 2033, with principal distributions occurring on certain securities prior to maturity.
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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Not applicable.
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.    OTHER INFORMATION
Not applicable.
ITEM 6.    EXHIBITS
(a) Exhibits. The following is a list of exhibits filed as part of this Report on Form 10-Q.

Exhibit	Description

10.1	Employment Agreement between bebe stores, inc. and Jim Wiggett dated as of December 15, 2014, and incorporated by reference to the Current Report on Form 8-K filed on December 15, 2014.

10.2	Separation Agreement between bebe stores, inc. and Lawrence Smith dated as of November 21, 2014, and incorporated by reference to the Current Report on Form 8-K filed on December 9, 2014.

31.1	Section 302 Certification of Chief Executive Officer.

31.2	Section 302 Certification of Chief Financial Officer.

32.1	Section 906 Certification of Chief Executive Officer.

32.2	Section 906 Certification of Chief Financial Officer.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Presentation Linkbase

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated February 12, 2015

bebe stores, inc.

/s/ Liyuan Woo
Liyuan Woo, Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

10.1	Employment Agreement between bebe stores, inc. and Jim Wiggett dated as of December 15, 2014, and incorporated by reference to the Current Report on Form 8-K filed on December 15, 2014.

10.2	Separation Agreement between bebe stores, inc. and Lawrence Smith dated as of November 21, 2014, and incorporated by reference to the Current Report on Form 8-K filed on December 9, 2014.

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 906 Certification of Chief Executive Officer

32.2	Section 906 Certification of Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Presentation Linkbase