Form 10-Q
period 2015-04-04
bebe stores, inc.
filed 2015-05-14
CIK 1059272

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 4, 2015
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

The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding as of May 7, 2015 was 79,632,714.

bebe stores, inc.

PART I.        FINANCIAL INFORMATION

ITEM 1.        Condensed Consolidated Financial Statements
bebe stores, inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(unaudited)

	As of April 4, 2015	As of July 5, 2014	As of April 5, 2014
Assets:
Current assets:
Cash and equivalents	$51,865	$94,345	$115,940
Available for sale securities	19,681	18,665	11,504
Receivables	6,206	4,814	4,620
Inventories, net	32,589	31,683	31,919
Deferred income taxes, net	48	88	171
Prepaid and other	10,801	10,704	14,260
Total current assets	121,190	160,299	178,414
Available for sale securities	5,343	11,941	11,506
Property and equipment, net	93,924	93,640	96,146
Intangible asset	917	917	917
Other assets	3,802	3,558	5,118
Total assets	$225,176	$270,355	$292,101
Liabilities and Shareholders’ Equity:
Current liabilities:
Accounts payable	$15,531	$20,022	$14,096
Accrued liabilities and other	28,428	39,277	27,656
Total current liabilities	43,959	59,299	41,752
Deferred rent and other lease incentives	25,071	25,847	30,791
Uncertain tax positions	80	78	230
Total liabilities	69,110	85,224	72,773
Commitments and contingencies
Shareholders’ equity:
Preferred stock-authorized 1,000,000 shares at $0.001 par value per share; no shares issued and outstanding	—	—	—
Common stock-authorized 135,000,000 shares at $0.001 par value per share; issued and outstanding 79,609,749, 79,555,064 and 79,062,470 shares	80	80	79
Additional paid-in capital	144,759	142,868	142,196
Accumulated other comprehensive (loss) income	(1,762)	3,161	1,559
Retained earnings	12,989	39,022	75,494
Total shareholders’ equity	156,066	185,131	219,328
Total liabilities and shareholders’ equity	$225,176	$270,355	$292,101
See accompanying notes to condensed consolidated financial statements.

bebe stores, inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	April 4, 2015	April 5, 2014	April 4, 2015	April 5, 2014
Net sales	$92,668	$89,019	$323,738	$321,548
Cost of sales, including production and occupancy	64,481	64,519	214,873	215,426
Gross margin	28,187	24,500	108,865	106,122
Selling, general and administrative expenses	39,047	47,365	128,991	141,703
Operating income (loss)	(10,860)	(22,865)	(20,126)	(35,581)
Interest and other income, net	43	18	478	262
Loss from continuing operations, before income taxes	(10,817)	(22,847)	(19,648)	(35,319)
Income tax provision (benefit)	75	(93)	250	(298)
Loss from continuing operations, net of tax	(10,892)	(22,754)	(19,898)	(35,021)
Loss from discontinued operations, net of tax	(354)	(1,522)	(2,548)	(3,875)
Net loss	$(11,246)	$(24,276)	$(22,446)	$(38,896)
Basic per share amounts:
Net loss from continuing operations, net of tax	$(0.14)	$(0.29)	$(0.25)	$(0.44)
Net loss from discontinued operations, net of tax	—	(0.02)	(0.03)	(0.05)
Net loss	$(0.14)	$(0.31)	$(0.28)	$(0.49)
Diluted per share amounts:
Net loss from continuing operations, net of tax	$(0.14)	$(0.29)	$(0.25)	$(0.44)
Net loss from discontinued operations, net of tax	—	(0.02)	(0.03)	(0.05)
Net loss	$(0.14)	$(0.31)	$(0.28)	$(0.49)

Basic weighted average shares outstanding	79,630	79,303	79,607	79,159
Diluted weighted average shares outstanding	79,630	79,303	79,607	79,159
Dividends declared per share	$0.015	$0.025	$0.045	$0.075

Other comprehensive income (loss)
Gain (loss) on available for sale securities	$(112)	$382	$(23)	$2,175
Foreign currency translation adjustments	(1,894)	(1,080)	(4,900)	(1,400)
Other comprehensive income (loss)	(2,006)	(698)	(4,923)	775
Comprehensive loss	$(13,252)	$(24,974)	$(27,369)	$(38,121)
See accompanying notes to condensed consolidated financial statements.

bebe stores, inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Nine Months Ended
	April 4, 2015	April 5, 2014
Cash flows from operating activities:
Net loss	$(22,446)	$(38,896)
Adjustments to reconcile net loss to cash used by operating activities:
Non-cash compensation expense	1,846	3,152
Depreciation and amortization	12,175	15,189
Non-cash charge for asset impairment	224	3,805
Deferred income taxes	107	(935)
Other	(111)	(430)
Changes in operating assets and liabilities:
Receivables	(1,700)	2,424
Inventories	(895)	1,943
Prepaid expenses and other	1,445	(1,111)
Accounts payable	(1,718)	(2,930)
Deferred rent and other lease incentives	(775)	(3,429)
Accrued liabilities	(9,755)	(3,875)
Net cash used by operating activities	(21,603)	(25,093)
Cash flows from investing activities:
Purchase of property and equipment and store construction deposits	(18,779)	(11,761)
Purchase of marketable securities	(14,490)	—
Proceeds from sales of investment securities	18,373	71,270
Net cash (used) provided by investing activities	(14,896)	59,509
Cash flows from financing activities:
Proceeds from issuance of common stock	16	737
Excess tax benefit from exercise of stock options and awards	—	223
Cash dividends paid	(3,582)	(5,941)
Net cash used by financing activities	(3,566)	(4,981)
Net decrease in cash and equivalents	(40,065)	29,435
Effect of exchange rate changes on cash	(2,415)	(460)
Cash and equivalents:
Beginning of period	94,345	86,965
End of period	$51,865	$115,940
See accompanying notes to condensed consolidated financial statements.

bebe stores, inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
INTERIM FINANCIAL STATEMENTS
The accompanying condensed consolidated balance sheets of bebe stores, inc. (the “Company”) as of April 4, 2015 and April 5, 2014, the condensed consolidated statements of operations and comprehensive loss for the three and nine months ended April 4, 2015 and April 5, 2014 and the condensed consolidated statements of cash flows for the three and nine months ended April 4, 2015 and April 5, 2014 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X, without audit. Accordingly, they do not include all of the information required by accounting principles generally accepted in the United States of America for annual financial statements. Therefore, these condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended July 5, 2014.
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
The three month periods ended April 4, 2015 and April 5, 2014 each include 13 weeks. The nine month periods ended April 4, 2015 and April 5, 2014 each included 39 weeks.
RECENT ACCOUNTING PRONOUNCEMENTS
Revenue Recognition
In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers", or ASU 2014-09, which states that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this, an entity will need to: identify the contract with a customer; identify the separate performance obligations in the contract; determine the transaction price; allocate the transaction price to the separate performance obligation in the contract; and recognize revenue when (or as) the entity satisfies each performance obligation. ASU No. 2014-09 will be effective beginning January 1, 2017 and can be adopted on a full retrospective basis or on a modified retrospective basis. The Company is currently assessing its approach to the adoption of this standard and the impact on its results of operations and financial position.
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
Extraordinary Items
In January 2015, the FASB issued ASU No. 2015-01, "Income Statement - Extraordinary and Unusual Items (Subtopic 225-20), Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items". The guidance eliminates the classification of income statement items as extraordinary. The Company will adopt this standard at the beginning of its 2016 fiscal year, and does not expect there to be an impact on adoption.

DISCONTINUED OPERATIONS
In the fourth quarter of fiscal 2014, the Company discontinued the operations of the 2b division by closing all existing 18 2b stores including 2b.com, allowing the Company to focus its efforts on the core bebe brand's retail and outlet stores, e-commerce and international licensing business.

As of April 4, 2015, the Company has a remaining reserve of $1.7 million for future costs associated with discontinued operations. This reserve has been included within the "Accrued liabilities" line in the consolidated balance sheets. A roll forward of the reserve is presented as follows:

	Lease Obligations	Other Costs	Total
		(In thousands)
Balance as of July 5, 2014	$6,385	$1,000	$7,385
Costs incurred in fiscal 2015	1,652	896	2,548
Cash payments, markdowns or adjustments applied	(6,317)	(1,874)	(8,191)
Balance as of April 4, 2015	$1,720	$22	$1,742

For leases where a settlement has not yet been reached, the obligation has been adjusted to represent the Company's best estimate of the amount of settlement.

Other costs consist primarily of a reserve for estimated losses on 2b inventory purchased pursuant to purchase orders that were open when operations were discontinued and severance.
INVESTMENTS
The Company’s investment portfolio consists of certificates of deposit and auction rate securities. The Company held short term available for sale securities totaling $19.7 million as of April 4, 2015, that consisted entirely of certificates of deposit at cost which approximates fair value. The Company also holds long term available for sale securities at fair value totaling $5.3 million as of April 4, 2015, that consisted entirely of interest bearing auction rate securities (“ARS”).
The Company's interest bearing ARS consists of federally insured student loan backed securities. As of April 4, 2015, the Company’s ARS portfolio consisted of two securities with a fair value of approximately $5.3 million and was classified as available for sale securities, and included a temporary impairment charge of $3.7 million. As of that date, the Company’s ARS portfolio consisted of approximately 22% A rated investments and 78% CCC rated investments. As of July 5, 2014, the Company’s ARS consisted of 36% A rated investments, 19% BBB rated investments and 45% CCC rated investments. These ARS investments are intended to provide liquidity via an auction process that resets the applicable interest rate at predetermined calendar intervals, allowing investors to either roll over their holdings or gain immediate liquidity by selling such interests at par. The uncertainties in the credit markets that began in February 2008 have affected the Company’s holdings in ARS investments and auctions for the Company’s investments in these securities have failed to settle on their respective settlement dates. During the nine months ended April 4, 2015, $6.6 million of ARS held by the Company were settled at par. While the Company continues to earn interest on its ARS investments at the maximum contractual rate, these investments are not currently trading and therefore the Company used level 3 inputs to determine the fair value. Accordingly, the estimated fair value of ARS no longer approximates par value. Consequently, the investments are not currently liquid, and the Company will not be able to access these funds until a future auction of these investments is successful, the issuer redeems the securities or at maturity. Maturity dates for the ARS investments are 2031 and 2033 with principal distributions occurring on certain securities prior to maturity. To date, principal distributions and maturities of the securities held by the Company have all been at par value.
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

The following is a summary of our available for sale securities:

	As of April 4, 2015
	Cost	Unrealized Losses Less Than 12 Months	Unrealized Losses 12 Months or Greater	Estimated Fair Value
	(In thousands)
Short term certificates of deposit	$19,681	$—	$—	$19,681
Long term auction rate securities	$9,000	$—	$3,657	$5,343

	As of July 5, 2014
	Cost	Unrealized Losses Less Than 12 Months	Unrealized Losses 12 Months or Greater	Estimated Fair Value
	(In thousands)
Short term certificates of deposit	$18,665	$—	$—	$18,665
Long term auction rate securities	$15,575	$—	$3,634	$11,941

	As of April 5, 2014
	Cost	Unrealized Losses Less Than 12 Months	Unrealized Losses 12 Months or Greater	Estimated Fair Value
	(In thousands)
Short term certificates of deposit	$11,504	$—	$—	$11,504
Long term auction rate securities	$15,575	$—	$4,069	$11,506
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
As of April 4, 2015, the Company held financial instruments that are measured at fair value on a recurring basis. These included cash equivalents and available for sale securities. Cash equivalents consist of money market funds. Short term available for sale securities consist of certificates of deposit. Long term available for sale securities consist of ARS. These ARS consist of federally insured student loan backed securities.
The Company determined the estimated fair value of its investment in ARS as of April 4, 2015 by reviewing trading activity for similar securities in secondary markets as well as by using a discounted cash flow model. The assumptions used in preparing the discounted cash flow model include estimates for liquidity (average of LIBOR +5.27%), interest rates (weighted average of 0.2%), timing (range from 11 – 14 years), credit ratings and amount of cash flows and expected holding periods of the ARS and recent trading activity in the secondary marketplace.

The following items are measured at fair value on a recurring basis as of April 4, 2015:

Description	April 4, 2015	Using Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
	Fair value measurements at reporting date
	(In thousands)
Cash and cash equivalents	$51,865	$51,865	$—	$—
Current available for sale securities	19,681	—	19,681	—
Non-current available for sale securities	5,343	—	—	5,343
Total	$76,889	$51,865	$19,681	$5,343

The following items are measured at fair value on a recurring basis as of July 5, 2014:

Description	July 5, 2014	Using Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
	Fair value measurements at reporting date
	(In thousands)
Cash and cash equivalents	$46,423	$46,423	$—	$—
Current available for sale securities	18,665	—	18,665	—
Non-current available for sale securities	11,941	—	—	11,941
Total	$77,029	$46,423	$18,665	$11,941

The following items are measured at fair value on a recurring basis as of April 5, 2014:

Description	April 5, 2014	Using Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
	Fair value measurements at reporting date
	(In thousands)
Cash and cash equivalents	$49,118	$49,118	$—	$—
Current available for sale securities	11,504	—	11,504	—
Non-current available for sale securities	11,506	—	—	11,506
Total	$72,128	$49,118	$11,504	$11,506

During the quarter ended April 4, 2015, there were no transfers of assets and liabilities between Level 1 (quoted prices in active markets for identical assets) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy. Impairment charges have been recorded in accumulated other comprehensive income that reduces the carrying amount of the applicable non-current assets of $9.0 million to their fair value of $5.3 million as of April 4, 2015.

The following table presents the Company’s activity for assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months and nine months ended April 4, 2015:

	Three Months Ended April 4, 2015	Nine Months Ended April 4, 2015
	(In thousands)
Balance at beginning of period	$5,455	$11,941
Total gains or (losses) (realized or unrealized)
Included in net loss	—	—
Included in accumulated other comprehensive income	(112)	(23)
Settlements	—	(6,575)
Balance at end of period	$5,343	$5,343

Non-Financial Assets:
The Company measures certain non-financial assets and liabilities, including long-lived assets, at fair value on a non-recurring basis. During the three months ended April 5, 2014, the Company recorded impairment charges of approximately $2.9 million, related to under-performing stores. During the nine months ended April 4, 2015 and April 5, 2014, the Company recorded impairment charges of approximately $0.2 million and $3.8 million respectively, related to under-performing stores.
The following table presents the Company’s considerations of at-risk assets for the three month and nine month periods ended April 4, 2015 and April 5, 2014, respectively (amounts in millions, except for store count):

	Three Months Ended		Nine Months Ended
	April 4, 2015	April 5, 2014	April 4, 2015	April 5, 2014
Number of stores identified as at risk and evaluated for impairment	11	24	24	33
Number of stores identified as at risk, but not impaired	(11)	(12)	(20)	(16)
Number of stores identified as at risk with impairment	—	12	4	17

Total carrying amount of stores identified as at risk prior to any impairment charges taken	$2.5	$4.9	$3.9	$6.4
Total carrying amount of stores identified as at risk, but not impaired	(2.5)	(2.0)	(3.7)	(2.5)
Total carrying amount of stores identified for impairment	—	2.9	0.2	3.9
Impairment charges recorded during the period	—	(2.9)	(0.2)	(3.8)
Remaining carrying amount of stores identified for impairment after impairment charges taken	$—	$—	$—	$0.1

The fair market value of these assets was determined using the income approach and level 3 inputs, which require management to make significant estimates about future operating plans and projected cash flows. Management estimates the amount and timing of future cash flows based on its experience and knowledge of the retail market in which each store operates. The assumptions used in preparing the discounted cash flow model and the related sensitivity analysis around the discounted cash flow model include estimates for weighted average cost of capital of 11.0% and annual revenue growth rates (range from (10.0)% – 16.0%). The stores not impaired had undiscounted cash flows that exceeded their net carrying amount at a weighted average of 152% and 217% for the three and nine month periods ended April 4, 2015, respectively. For the three and nine month periods ended April 5, 2014, the stores not impaired had undiscounted cash flows that exceeded their net carrying amount at a weighted average of 143% and 323%, respectively.

The impairment charge is included in selling, general and administrative expenses (“SG&A”) in the accompanying condensed consolidated statements of operations and comprehensive loss. The Company was not required to measure any other significant non-financial assets and liabilities at fair value.
INVENTORIES
The Company’s inventories consisted of:

	As of
	April 4, 2015	July 5, 2014	April 5, 2014
	(In thousands)
Raw materials and work in process	$607	$1,206	$1,014
Merchandise available for sale	31,982	30,477	30,905
Inventories, net	$32,589	$31,683	$31,919
LETTERS OF CREDIT
On May 14, 2014, the Company entered into a secured stand-by letter of credit agreement which provides for issuance of one or more stand-by letters of credit. As of April 4, 2015, the Company had $3.8 million outstanding, related to two stand-by letters of credit. To date, no beneficiary has drawn upon the stand-by letter of credit.
INCOME TAXES
Deferred income taxes arise from temporary differences between the tax and financial statement recognition of revenue and expenses. The Company regularly assesses the need for a valuation allowance against its deferred tax assets. In evaluating whether it is more likely than not that some or all of the Company’s deferred tax assets will not be realized, it considers all available positive and negative evidence, including recent year’s operational results which is objectively verifiable evidence. As a result of its evaluation of the realizability of its deferred tax assets as of April 4, 2015, the Company continues to believe, based upon all available evidence, that it is more likely than not that the majority of its deferred tax assets will continue to not be realized. Accordingly, the majority of the tax benefit related to the current quarter losses is not recognized. The Company will continue to maintain a valuation allowance against its deferred tax assets until the Company believes it is more likely than not that these assets will be realized in the future. If sufficient positive evidence arises in the future indicating that all or a portion of the deferred tax assets meet the more likely than not standard, the valuation allowance will be reversed accordingly in the period that such determination is made.
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
Excluded from the computation of the number of diluted weighted average shares outstanding were options to purchase 3,466,541 and 4,908,530 shares of common stock for the three months ended April 4, 2015 and April 5, 2014, respectively, and 3,991,145 and 4,762,138, for the nine months ended April 4, 2015 and April 5, 2014, respectively, which would have been anti-dilutive.

STOCK BASED COMPENSATION
The following table summarizes the stock based compensation expense recognized under the Company’s stock plan during the three and nine months ended April 4, 2015 and April 5, 2014:

	Three Months Ended		Nine Months Ended
	April 4, 2015	April 5, 2014	April 4, 2015	April 5, 2014
	(In thousands)
Stock options	$138	$404	$553	$1,263
Stock awards/units	766	976	1,293	1,889
Total stock based compensation expense	$904	$1,380	$1,846	$3,152
Unrecognized compensation cost related to nonvested stock options and nonvested stock awards/units totaled approximately $0.4 million and $2.5 million, respectively, as of April 4, 2015. This cost is expected to be recognized over a weighted average period of 2.7 years. There were no stock options granted during the three months ended April 4, 2015. During the three months ended April 5, 2014 the weighted average fair value of stock options at their grant date was $1.84. During the nine month periods ended April 4, 2015 and April 5, 2014, the weighted average fair value of stock options at their grant date was $0.84 and $1.80, respectively.
LEGAL MATTERS

As of the date of this filing, the Company is involved in ongoing legal proceedings as described below.

A former employee filed a class action complaint against the Company on July 26, 2006, in San Mateo County Superior Court of California (Case No. CIV 456550). The complaint alleged violations of California wage and hour laws among other various claims and sought damages, penalties, declaratory and injunctive relief among other remedies. The parties have entered into a class action settlement agreement on behalf of California managerial employees consistent with amounts previously accrued. The Court granted preliminarily approval of the settlement in April 2015.

A former employee filed a class action complaint on behalf of California stylists and sales employees against the Company on November 2, 2010 in San Bernardino County Superior Court in California (Case No. CIVRS1011823). The complaint alleged violations of California wage and hour laws among other various claims and sought damages, penalties, declaratory and injunctive relief among other remedies. The Company filed its answer and is vigorously defending the action. Discovery is ongoing.

A customer filed a class action complaint against the Company on January 16, 2014 in the United States District Court for the Northern District of California (Civil Action No. 3:14-CV 00267 DMR). The complaint alleged violations of the Telephone Consumer Protection Act (47 U.S.C. §§227 et. seq.) arising from alleged unsolicited text messages and sought statutory damages and injunctive relief among other remedies. The Company filed its response and is vigorously defending the action. Discovery is ongoing.

A customer filed a class action complaint against the Company on April 29, 2014 in the United States District Court for the Northern District of California (Civil Action No. 3:14-CV-01968). The Complaint alleges violations of the Telephone Consumer Protection Act (47 U.S.C. §§227 et. seq.) arising from alleged unsolicited text messages and sought statutory damages and injunctive relief among other relief. The Company filed its response and is vigorously defending the action. Discovery is ongoing.

The Company is also involved in various other legal proceedings arising in the normal course of business.

Regarding all matters referenced herein, the Company intends to vigorously defend itself and has accrued estimated amounts of liability where required, appropriate and determinable. Any such estimates may be revised as further information becomes available. The results of any litigation are inherently uncertain and as such bebe cannot assure that it will be able to successfully defend itself in these proceedings nor can the Company assure that any amounts accrued are sufficient.  The Company believes that the legal proceedings referenced herein, as well as the amounts accrued as of this filing, either individually or in the aggregate, will not have a material adverse effect on our business, financial condition or results of operations.

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
We market our products under the bebe, BEBE SPORT and bbsp brand names through our 203 retail stores, of which 168 are bebe stores, including an on-line store at www.bebe.com, and 35 are bebe outlet stores. Our 85 international licensees operated stores in 20 countries and, pursuant to our product licensing, through certain select domestic and international retailers. During the three months ended April 4, 2015, we opened 2 bebe stores, and closed 9 bebe stores and 1 outlet store, and during the nine months ended April 4, 2015, we opened 5 bebe stores and 3 outlet stores, and closed 11 bebe stores and 1 outlet store.
bebe. We were founded by Manny Mashouf, our Chairman of the Board. We opened our first store in San Francisco, California in 1976, which was also the year we incorporated in California. As of April 4, 2015, we operated 168 bebe stores in 34 states, Puerto Rico, the U.S. Virgin Islands, Canada and on-line. www.bebe.com is our bebe on-line retail store and an extension of the bebe store experience that provides a complete assortment of bebe and BEBE SPORT merchandise and is used as a vehicle to communicate with our customers.
bebe outlet. Our bebe outlet stores are an extension of the full-price bebe store and provide everyday lifestyle offerings for our aspirational buyers. As of April 4, 2015, we operated a total of 35 bebe outlet stores.
2b bebe. In the fourth quarter of fiscal 2014, we discontinued operations of our 2b bebe division, allowing us to focus on the core bebe brand; we closed all of the 2b bebe stores by the end of fiscal 2014. We recorded the net costs associated with the disposition of these stores during fiscal 2014 as the stores closed and the related assets were disposed of or written off. During fiscal 2015 we adjusted accruals related to lease termination costs to reflect final settlement amounts and recorded additional costs related primarily to severance. Both current and prior year results for these stores have been classified within discontinued operations on our consolidated statements of operations and comprehensive income (loss).
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
RESULTS OF OPERATIONS
Our fiscal year is a 52 or 53 week period, each period ending on the first Saturday on or after June 30. Both fiscal 2015 and fiscal 2014 include 52 weeks. The three months ended April 4, 2015 and April 5, 2014 each include 13 weeks. The nine months ended April 4, 2015 and April 5, 2014 each include 39 weeks.
The following table sets forth certain financial data as a percentage of net sales for the periods indicated:

	Three Months Ended		Nine Months Ended
	April 4, 2015	April 5, 2014	April 4, 2015	April 5, 2014
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales, including production and occupancy (1)	69.6	72.5	66.4	67.0
Gross margin	30.4	27.5	33.6	33.0
Selling, general and administrative expenses (2)	42.1	53.2	39.8	44.1
Operating loss	(11.7)	(25.7)	(6.2)	(11.1)
Interest and other income, net	—	—	0.1	0.1
Loss from continuing operations before income taxes	(11.7)	(25.7)	(6.1)	(11.0)
Income tax (benefit)/provision	0.1	(0.1)	—	(0.1)
Loss from continuing operations, net of tax	(11.8)	(25.6)	(6.1)	(10.9)
Loss from discontinued operations, net of tax	(0.4)	(1.7)	(0.8)	(1.2)
Net loss	(12.1)%	(27.3)%	(6.9)%	(12.1)%
_____________________

(1)	Cost of sales includes the cost of merchandise, occupancy costs, distribution center costs and production costs.

(2)	Selling, general and administrative expenses primarily consist of non-occupancy store costs, corporate overhead and advertising costs.
Net Sales. Net sales increased to $92.7 million during the three months ended April 4, 2015 from $89.0 million for the comparable period of the prior year, an increase of $3.6 million, or 4.1%. The increase in net sales was primarily due to increased sales volumes in both our bebe and outlet businesses, international expansion and higher sales dollars per transaction.
For the nine months ended April 4, 2015, net sales increased to $323.7 million from $321.5 million for the comparable period of the prior year, an increase of 2.2 million, or 0.7%. The nine months ended April 4, 2015 also benefited from increased sales volumes in both our bebe and outlet businesses coupled with higher sales dollars per transaction and fewer promotional activities.

	Three Months Ended		Nine Months Ended
	April 4, 2015	April 5, 2014	April 4, 2015	April 5, 2014
Net sales (In thousands)	$92,668	$89,019	$323,738	$321,548
Net sales increase (decrease) percentage	4.1%	(4.8)%	0.7%	(4.0)%
Comparable store percentage increase (decrease) (1)	1.2%	(5.3)%	3.7%	(3.5)%
Net sales per average square foot (2)	$84	$82	$301	$291
Square footage at end of period (In thousands)	796	826	796	826
Number of store locations:
Beginning of period	211	214	207	222
New store locations	2	—	8	1
Closed store locations	10	6	12	15
Number of stores open at end of period	203	208	203	208
 _____________________

(1)
We calculate comparable store sales by including the net sales of stores that have been open at least one year. Therefore, a store is included in the comparable store sales base beginning with its thirteenth month. Stores that have been expanded or remodeled by 15 percent or more or have been permanently relocated are excluded from the comparable store sales base. In addition, we calculate comparable store sales using a same day sales comparison. Our e-commerce store sales are also included in our comparable store sales base. For the three months ended April 4, 2015 and April 5, 2014, the inclusion of our e-commerce store sales increased the comparable store sales 1.6% and 4.4%, respectively. For the nine months ended April 4, 2015 and April 5, 2014, the inclusion of our e-commerce store sales increased the comparable store sales 2.5% and 2.9%, respectively.

(2)	We calculate net sales per average square foot using net store sales less e-commerce net sales and monthly average store square footage.
Gross Margin. Gross margin increased to $28.2 million during the three months ended April 4, 2015 from $24.5 million for the comparable period of the prior year, an increase of $3.7 million, or 15.0%. As a percentage of net sales, gross margin increased to 30.4% for the three months ended April 4, 2015 from 27.5% in the comparable period of the prior year. The increase in margin primarily reflected fewer markdowns on merchandise sold during the quarter.
For the nine months ended April 4, 2015, gross margin increased to $108.9 million from $106.1 million for the comparable period of the prior year, an increase of $2.7 million, or 2.6%. As a percentage of net sales, gross margin was 33.6% for the nine months ended April 4, 2015 compared to 33.0% in the comparable period of the prior year reflecting fewer markdowns.
Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased to $39.0 million during the three months ended April 4, 2015 from $47.4 million for the comparable period of the prior year, a decrease of $8.3 million, or 17.6%. Selling, general and administrative for the third quarter benefited from cost reductions due to store closures and cost-cutting initiatives which reduced advertising, compensation and repairs and maintenance expense. The prior year was also impacted by store impairment charges. As a percentage of net sales, selling, general and administrative expenses decreased to 42.1% during the three months ended April 4, 2015 from 53.2% in the comparable period of the prior year.
For the nine months ended April 4, 2015, selling, general and administrative expenses decreased to $129.0 million from $141.7 million for the comparable period of the prior year, a decrease of $12.7 million, or 9.0%. As a percentage of net sales, selling, general and administrative expenses decreased to 39.8% during the nine months ended April 4, 2015 from 44.1% in the comparable period of the prior year. The decrease was primarily the result of reduced advertising expense and impairment charges.
Provision for Income Taxes. The tax rate for the third quarter of fiscal 2015 was (0.7)% compared to 0.4% for the comparable period of the prior year. The current quarter effective tax rate primarily reflects the effects of foreign income taxes and the continuing impact of maintaining a valuation allowance against net deferred tax assets recorded in the third quarter of fiscal 2013.
For the nine months ended April 4, 2015, effective tax rate was (1.3)% compared to 0.8% for the comparable period of the prior year. Due to the existence of the valuation allowance, most of the tax benefit related to the current fiscal year to date losses is not recognized. Our effective tax rate for both fiscal year 2015 and 2014 continues to approximate 0% due to the impact of the valuation allowance.
Discontinued Operations. Loss from discontinued operations was $0.4 million for the three months ended April 4, 2015 compared to $1.5 million for the three months ended April 5, 2014. The loss in the third quarter of fiscal 2015 primarily represented costs related to settling our remaining 2b lease obligations.
For the nine months ended April 5, 2014, loss from discontinued operations was $2.5 million compared to $3.9 million for the nine months ended April 5, 2014. The loss to date in fiscal 2015 primarily represented costs related to settling our remaining 2b lease obligations and severance incurred and paid in the period.
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
LIQUIDITY AND CAPITAL RESOURCES
Our working capital requirements vary widely throughout the year and generally peak during the first and second fiscal quarters. As of April 4, 2015, we had approximately $76.9 million of cash and equivalents and investments on hand of which $51.9 million were cash and equivalents, approximately $19.7 million were invested in certificates of deposit and approximately $5.3 million, net of temporary impairment charges of $3.7 million, were invested in auction rate securities (“ARS”). We do not anticipate the lack of liquidity in the ARS to impact our ability to fund our operations in the foreseeable future, and believe we have sufficient cash and equivalents to fund ongoing operations.
As of April 4, 2015, we had cash and equivalents of $51.9 million held in accounts managed by third-party financial institutions consisting of invested cash and cash in our operating accounts. The invested cash is invested in interest bearing funds managed by third-party financial institutions. These funds invest in direct obligations of the government of the United States. To date, we have experienced no loss or lack of access to our invested cash or equivalents; however, we can provide no assurances that access to our invested cash and equivalents will not be impacted by adverse conditions in the financial markets.
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
Net cash used by operating activities for the nine months ended April 4, 2015 was $21.6 million compared to net cash used by operating activities of $25.1 million for the nine months ended April 5, 2014. The decrease of $3.5 million from the comparable period was due to decreased net operating loss and the effects of changes in working capital. The decrease of $9.1 million in working capital was primarily related to decreased payables and accrued liabilities, primarily the result of payments made to settle 2b leases totaling $6.3 million.
Net cash used by investing activities for the nine months ended April 4, 2015 was $14.9 million compared to $59.5 million provided by investing activities for the nine months ended April 5, 2014. The $74.4 million change versus the prior year comparable period was primarily due to lower net proceeds from purchases and sales of investment securities in the current year, offset by increased capital expenditures. Total capital expenditures for the year are anticipated to be approximately $18 million for new stores, remodels and information technology systems.
Net cash used by financing activities was $3.6 million for the nine months ended April 4, 2015 compared to $5.0 million used by financing activities for the nine months ended April 5, 2014. The decrease of $1.4 million from the prior year comparable period was primarily due to a reduction in the amount of cash dividends paid.
We hold interest bearing ARS consisting of federally insured student loan backed securities. As of April 4, 2015, our ARS portfolio totaled approximately $5.3 million and is classified as available for sale securities, net of a temporary impairment charge of $3.7 million. As of that date, our ARS portfolio consisted of approximately 22% A rated investments and 78% CCC rated investments. As of July 5, 2014, our ARS consisted of 36% A rated investments, 19% BBB rated investments and 45% CCC rated investments. These ARS investments are intended to provide liquidity via an auction process that resets the applicable interest rate at predetermined calendar intervals, allowing investors to either roll over their holdings or gain immediate liquidity by selling such interests at par. The uncertainties in the credit markets that began in February 2008 have affected our holdings in ARS investments and auctions for our investments in these securities have failed to settle on their respective settlement dates. During the nine months ended April 4, 2015, $6.6 million of ARS held by us were settled at par. While we continue to earn interest on its ARS investments at the maximum contractual rate, these investments are not currently trading and therefore do not currently have a readily determinable market value. Accordingly, the estimated fair value of ARS no longer approximates par value. Consequently, the investments are not currently liquid, and we will not be able to access these funds until a future auction of these investments is successful, the issuer redeems the securities or at maturity. Maturity dates for the ARS investments are 2031 and 2033 with principal distributions occurring on certain securities prior to maturity. To date, principal distributions and maturities of the securities held by us have all been at par value.
We also hold short-term available for sale securities totaling $19.7 million at April 4, 2015 that consist of certificates of deposit.
In May 2015, our board of directors approved the suspension of dividend payment for the fourth quarter of fiscal 2015. We will evaluate this decision quarterly going forward.
In November 2012, our board of directors authorized a program to repurchase up to $30 million of our common stock. We may, from time to time, purchase stock in the open market or through private transactions. Purchases may be increased, decreased or discontinued at any time without prior notice. The plan does not obligate us to repurchase any specific number of shares and may be suspended at any time at our discretion. No shares were repurchased during the three months and nine months ended April 4, 2015 and April 5, 2014, and none are currently planned.
We believe that our cash and cash equivalents on hand will be sufficient to meet our capital and operating requirements for at least the next twelve months. Our future capital requirements, however, will depend on numerous factors, including without limitation, future results of operations, the size and number of new and expanded stores and/or store concepts, investment costs for management information systems, liquidity of our auction rate securities, potential acquisitions and/or joint ventures, and repurchase of stock.
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
All highly liquid investments with a maturity of three months or less at the date of purchase are considered to be cash equivalents. Investments are considered short-term available for sale securities if the original maturity is between three months and twelve months, or long term investments if the original maturity is greater than twelve months. Historically the fair value of ARS investments had approximated par value due to the frequent resets through the auction process. While we continue to earn interest on our ARS investments at the maximum contractual rate, these investments are not currently trading and therefore do not currently have a readily determinable market value. Accordingly, the estimated fair value of ARS no longer approximates par value. We determined the estimated fair value of our investment in ARS as of April 4, 2015 by reviewing trading activity for similar securities in secondary markets as well as by using a discounted cash flow model to estimate the fair value of our investments in ARS. The assumptions used in preparing the discounted cash flow model include estimates for interest rates, timing and amount of cash flows and expected holding periods of the ARS. We have modified our investment strategy and increased our investments in more liquid money market investments.

The following table lists our cash, cash equivalents and investments as of April 4, 2015:

Fair Value
(Dollars in thousands)
Cash	$32,460
Weighted average interest rate	0.01%
Cash equivalents	$19,405
Weighted average interest rate	0.01%
Current available for sale securities	$19,682
Weighted average interest rate	1.40%
Non-current available for sale securities (1)	$5,343
Weighted average interest rate	0.17%
Total	$76,890

(1) As of April 4, 2015, we hold non-current available for sale securities with a fair value of $5.3 million and a par value of $9.0 million.
Foreign Currency Risks
We enter into a significant amount of purchase obligations outside of the United States, substantially all of which are negotiated and settled in U.S. Dollars and, therefore, have only minimal exposure to foreign currency exchange risks. We also operate a subsidiary for which the functional currency is the Canadian Dollar. We translate assets and liabilities of Canada’s operations into U.S. dollars at month-end rates, while we translate income and expenses at the weighted average exchange rates for the month. We record the related translation adjustments in accumulated other comprehensive income as a separate component of shareholders’ equity. Fluctuations in exchange rates therefore impact our financial condition and results of operations, as reported in U.S. Dollars. We may hedge from time to time against foreign currency risks through the purchase of forward contracts, but we believe that foreign currency exchange risk is immaterial.
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
There has been no change in our internal control over financial reporting during the quarter ended April 4, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
9. Because Manny Mashouf beneficially owns a substantial portion of the outstanding shares, other shareholders may not be able to influence the direction the company takes. As of May 13, 2015, Manny Mashouf, our Chairman of the Board, beneficially owned approximately 57% of the outstanding shares of our common stock. As a result, he can control the election of directors and the outcome of all issues submitted to the shareholders. This may make it more difficult for a third party to acquire shares, may discourage acquisition bids, and could limit the price that certain investors might be willing to pay for shares of common stock. This concentration of stock ownership may have the effect of delaying, deferring or preventing a change in control of our company.
10. We cannot assure that future store openings will be successful and new store openings may impact existing stores. We expect to open approximately 3 bebe stores and 1 bebe outlet store in the fourth quarter of fiscal 2015, while our international licensee operated point-of-sale locations are expected to remain unchanged. We cannot provide assurance that the stores we plan to open in fiscal 2015, or any other stores that we might open in the future, will be successful or that our overall results will improve as a result of opening these stores.
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
In addition, in the past, we have had to close stores as a result of poor performance. For example, in fiscal year 2014, we closed 37 stores, including 2b stores which are part of discontinued operations, and during the fourth quarter of fiscal 2015, we anticipate closing up to 4 bebe and outlet stores. Closing stores because of poor performance could have a material adverse effect on our business, and such impairment and other charges have an adverse impact on our financial results.
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
14. Our success depends on our ability to attract and retain key employees in order to support our existing businesses and future expansion. From time to time we actively recruit qualified candidates to fill key executive positions within our company. There is substantial competition for experienced personnel, which we expect will continue. We compete for experienced personnel with companies who may have greater financial resources than we do. During fiscal 2014, we experienced significant turnover of our executive management team as part of a restructuring. We are also exposed to employment practice litigation due to the large number of employees and high turnover of our sales associates. If we fail to attract, motivate and retain qualified personnel, it could harm our business and limit our ability to expand.
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
20. A decline in value of our investments in auction rate securities or as a result of a change in our ability to hold our investments in auction rate securities may impact our financial condition. We hold a variety of interest bearing auction rate securities, or ARS, comprised of federally insured student loan backed securities. These ARS investments are intended to provide liquidity via an auction process that resets the applicable interest rate at predetermined calendar intervals, allowing investors to either roll over their holdings or gain immediate liquidity by selling such interests at par. The uncertainties in the credit markets that began in February 2008 have affected our holdings in ARS investments and the majority of auctions for our investments in these securities have continued to fail to settle on their respective settlement dates. Consequently, $9.0 million par value of our ARS are not currently liquid and do not mature before 2031. Of this $9.0 million, $3.7 million has been temporarily impaired. We will not be able to access these funds until a future auction of these investments is successful or the securities are purchased or redeemed outside of the auction process or repayment at maturity. Maturity dates for these ARS investments range from 2031 to 2033.
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

Dated May 14, 2015

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