Form 10-K
period 2015-07-04
bebe stores, inc.
filed 2015-09-15
CIK 1059272

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended July 4, 2015
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
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐   No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐   No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒  No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐  No  ☒
The aggregate market value of voting stock held by non-affiliates of the registrant was approximately $85,000,000 as of January 2, 2015, the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing sale price per share of $2.22 of the registrant’s Common Stock as reported on the Nasdaq Global Market on such date. Shares of Common Stock held by each executive officer and director and by each person who owns 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive for other purposes.
As of August 31, 2015 79,654,649 shares of Common Stock, $0.001 per share par value, of the registrant were outstanding.

 DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates information by reference from the definitive Proxy Statement for the 2015 Annual Meeting of Shareholders, to be filed with the Commission no later than 120 days after the end of the registrant’s fiscal year covered by this Form 10-K.

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
PART I
ITEM 1.    BUSINESS
General
We design, develop and produce a distinctive line of contemporary women’s apparel and accessories. We are a global fashion brand that believes feeling confident and looking great are cornerstones for today’s modern woman. The bebe woman is glamorous, feminine, sophisticated and takes pride in her appearance. She is powerful and ageless and wants to stand out in a crowd. Our expert designs and a personal retail experience aim to provide the bebe woman with all of her fashion needs. The bebe woman also expects value in the form of current fashion and high quality at a competitive price.
Our distinctive product offering includes a full range of separates, tops, dresses, active wear and accessories to satisfy her every day wardrobe needs for a variety of occasions. We design and develop the majority of our merchandise in-house, which is manufactured to our specifications. However we also source directly from third-party manufacturers.
As of July 4, 2015, we marketed our products under the bebe and BEBE SPORT brand names through our 201 retail stores, of which 165 are bebe stores, including an on-line store at www.bebe.com, and 36 are bebe outlet stores. Our 89 international licensees operated stores in 20 countries and, pursuant to our product licensing, through certain select domestic and international retailers.
bebe. We were founded by Manny Mashouf, our Chairman of the Board. We opened our first store in San Francisco, California in 1976, which was also the year we incorporated in California. As of July 4, 2015, we operated 165 bebe stores in 34 states, Puerto Rico, Canada and on-line. www.bebe.com is our bebe on-line retail store and an extension of the bebe store experience that provides a complete assortment of bebe and BEBE SPORT merchandise and is used as a vehicle to communicate with our customers.
bebe outlet. Our bebe outlet stores are an extension of the full-price bebe store and provide everyday lifestyle offerings for our aspirational buyers. As of July 4, 2015, we operated 36 bebe outlet stores.
2b bebe. In the fourth quarter of fiscal 2014, we closed all of our 2b bebe division, allowing us to focus on the core bebe brand. We recorded the net costs associated with the disposition of these stores during fiscal 2014 as the stores closed and the related assets were disposed of or written off. Final resolution of the remaining leases for 2b stores was recorded in fiscal 2015 as the leases were settled. Both current and prior year results for these stores have been classified within discontinued operations on our consolidated statements of operations and comprehensive income (loss).

Operating Strategy
Our objective is to satisfy the fashion needs of the confident, modern woman. The principal elements of our operating strategy to achieve this objective are as follows:
1. Provide distinctive fashion throughout a broad product line to fulfill everyday wardrobe needs across a variety of occasions. Our designers and merchandisers are inspired by global fashion trends. They interpret contemporary designs, colors and fabrications into our products to address the lifestyle needs of our customer. Our in-house design team allows us to react quickly to fashion trends, bringing newness into the merchandise mix to complement our core assortment.

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
5. Control distribution of merchandise. We distribute our merchandise, other than licensed eyewear, footwear, outerwear, handbags, fragrance and cosmetics and international licensing, through company owned retail stores and on-line stores. This distribution strategy enables us to control pricing, flow of goods, visual presentation and customer experience. We seek to ensure brand equity through this exclusive distribution. However, we occasionally enter into arrangements with specific wholesalers to carry select product with the bebe label and may decide to expand this in the future.
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

Stores and Expansion Opportunities
Based on the current retail environment, we will continue to right size our domestic fleet, grow our omni-channel program, develop international expansion opportunities for the bebe brand, and enter into strategic product licensing arrangements. Historically when selecting a specific site, we look for high traffic locations primarily in regional shopping centers and in freestanding street locations. We evaluate proposed sites based on the traffic pattern, co-tenancies, average sales per square foot achieved by neighboring stores, lease economics, demographic characteristics and other factors considered important regarding the specific location.
In fiscal 2016, we plan to open 6 new bebe and outlet stores. We also plan to close up to 12 bebe and outlet stores, resulting in approximately a 2% decrease in total square footage.
bebe stores. During fiscal 2015, we opened 5 and closed 14 bebe stores. Our bebe stores average 3,800 square feet and are primarily located in regional shopping malls and freestanding street locations. We also operate an on-line store at www.bebe.com; this website is a source of testing new concepts, building a community with our customers as well as providing a comprehensive product offering. In fiscal 2015, we continued initiatives to further enhance the shopping experience and integrate the web store with retail stores and mobile applications. We expect to continue these initiatives in fiscal 2016 and beyond. We believe these initiatives will support both our short-term improvement and long-term growth objectives across our omni-channel program.
bebe outlet stores. During fiscal 2015, we closed 1 and opened 4 bebe outlet stores. Our bebe outlet stores average 4,400 square feet and are located in outlet centers.
Store Closures. We monitor the financial performance of our stores and have closed and will continue to close stores that we do not consider to be viable. Many of our store leases contain early termination options that allow us to close the stores in specified years if minimum sales levels are not achieved. During fiscal 2015, we closed 15 stores. In fiscal 2016, we plan to close up to 12 stores. In addition, we will be negotiating lease renewals on approximately 20 stores during fiscal 2016. If we cannot renew these leases on favorable terms, we may be forced to close or relocate some of these stores.
International Licensees. As of July 4, 2015, we had 89 international stores operated by licensees in 20 countries, including the United Arab Emirates, Israel, Russia, Mexico, Turkey, South Korea, India and other countries throughout Southeast Asia and South America. Our international licensees purchase product from us to be sold in their licensed bebe stores; we exclude these stores from our comparable store sales. For the year ended July 4, 2015, wholesale revenue represented approximately 7.8% of total net sales. In fiscal 2016, we expect to increase the number of licensee operated stores, which include both stand-alone stores and shop-in-shops by up to 12. Subsequent to the 2015 fiscal year end, we signed a strategic cooperation agreement with a leading Shanghai-based agency of international high-end brands. The agreement includes a five-year exclusive license to open between 60 and 150 retail and wholesale bebe points of distribution in Greater China, Hong Kong, Macau and Taiwan. The first boutique is expected to open in the summer of 2016.

Merchandising
Our merchandising strategy is to provide current, timely fashions in a broad selection of categories to suit the lifestyle needs of our customers. We market all of our merchandise under the bebe and BEBE SPORT brand names. In some cases, we select merchandise directly from third-party manufacturers. We do not have long-term contracts with any third-party manufacturers, and we purchase all of the merchandise from manufacturers by purchase order.
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
During fiscal 2015, we had license agreements in place for optical, shoes, eyewear and fragrance, which represented approximately 1% of our total net sales. In August 2010, we signed an eyewear license agreement with Altair Eyewear, Inc., a subsidiary of Marchon, to manufacture and distribute products branded with the bebe logo to be sold at bebe stores and select retailers. Product under this agreement was featured in stores and other select retailers beginning in October 2010. In July 2008, we executed an agreement with Inter Parfums, Inc. to design, develop, manufacture, distribute, advertise and promote fragrance and cosmetics using the bebe name. Product was available in our stores and other select retailers beginning in August 2009. In January 2014, we entered into a licensing agreement with Zigi USA LLC to design, manufacture and distribute footwear to bebe stores and to select major department stores and specialty retailers globally under the bebe trademarks.
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
Seasonality
Our business is seasonal in nature, with sales peaking during the second fiscal quarter, primarily during the holiday season in November and December. During each of fiscal 2015, 2014 and 2013, the second fiscal quarter accounted for approximately 30% of our annual net sales.
Marketing
We have developed our advertising and direct marketing initiatives to elevate brand awareness, increase customer acquisition and retention and support key growth strategies.
During fiscal 2015, our marketing expenditures were $17.8 million compared to $27.4 million in fiscal 2014. In fiscal 2016, we expect to keep marketing expenses to be approximately $19.0 million. We are reallocating our marketing spend in traditional media and catalogs to digital media, including heightened investment relative to prior years in areas such as customer relationship management, loyalty, social media marketing, and programmatic display advertising.
We will continue to build brand awareness through national marketing campaigns that communicate to our core customers via traditional and new media. These campaigns will present the brand as fresh, fashion forward and exciting with a market position of attainable luxury.
Our marketing imagery will be featured in traditional media such as leading fashion and lifestyle magazines, outdoor advertising, direct mail and in-store visual presentation. Our new media marketing channels include our website bebe.com, a strong presence in on-line social media, mobile optimized websites and commerce enabled apps for smartphones and computer tablets.
We will continue to focus on our loyalty program, clubbebe, and reward our best customers for their business.
Additionally, we will host several in-store events throughout the year to introduce collections and provide unique, engaging experiences for our customers and will also test grassroots initiatives to attract new clientèle.
Store Operations
As of July 4, 2015, our store operations are organized into three regions and twenty districts. Each region is managed by a regional manager, and each district is managed by a district manager. Each regional manager is typically responsible for seven to nine districts and each district manager is typically responsible for eight to eleven stores. Each store is typically staffed with three to five managers in addition to sales associates.

We seek to instill enthusiasm and dedication in our store management personnel and our sales associates through incentive programs and regular communication with the stores. Sales associates, excluding associates in outlet stores, receive commissions on sales with a guaranteed minimum hourly compensation. Store managers receive base compensation plus incentive compensation based on sales and inventory control. Our district managers receive base compensation plus incentive compensation based on sales and expense control benchmarks. Our regional managers participate in our management incentive program.
Sourcing, Quality Control and Distribution
All of our merchandise is marketed under the bebe and BEBE SPORT brand names. We design and develop the majority of our merchandise in-house, which is manufactured to our specifications. Merchandise that is not designed and developed in-house is sourced directly from third-party manufacturers. When we contract for merchandise production, the contractors produce garments based on designs, patterns and detailed specifications provided by us.
We use computer aided design systems to develop patterns and production markers as part of our product development process. We fit test sample garments before production to ensure patterns are accurate. We adhere to a strict formalized quality control program. Garments that do not pass inspection are returned to the manufacturer for rework, destroyed or accepted at reduced prices for sale in our outlet stores.
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
Intellectual Property and Proprietary Rights
We have trademark registrations and applications filed with the United States Patent and Trademark Office and other countries for bebe, BEBE SPORT and related marks for many of our core classifications including retail store services, apparel, handbags, jewelry, fragrance and eyewear. We have registered numerous design prints and patterns with the U.S. Copyright Office.
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
Our investments in information systems for fiscal 2015 continued to focus on our digital channels, stores, supply chain, central corporate systems and infrastructure. We continue the development of an omni-channel expansion that will enhance the experience of our customers as they engage with us across all of our virtual and brick and mortar channels. Our in-house management of our website continues to support our future growth through mobile, social media and in-store technologies expansions.
Employees
As of July 4, 2015, we had 2,924 employees, of whom 401 were employed at the corporate offices in Brisbane, the Los Angeles design studio, the New York office and the Benicia distribution center. The remaining 2,523 employees were employed in store operations. There were 1,116 full-time employees and 1,808 employed on a part-time basis. In fiscal 2014, we implemented a cost reduction program, which included plans to reduce corporate and field management positions to align with current business strategies. Our total employees decreased by approximately 9.5% as compared to the prior fiscal year end. Our employees are not represented by any labor union, and we believe our relationship with our employees is good.

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

EXECUTIVE OFFICERS AND DIRECTORS OF THE REGISTRANT
Executive Officers and Directors
The following table sets forth certain information with respect to our executive officers and directors as of September 1, 2015:

Name	Age	Position
Manny Mashouf	77	Chairman of the Board
Brett Brewer(2)(4)*	43	Director
Corrado Federico(3)(4)	74	Director
Seth Johnson(2)(3)*(4)	61	Director
Blair Lambert(2)*(3)	57	Director
Robert Galvin(2)(3)	56	Director
Jim Wiggett(1)	65	Chief Executive Officer
Liyuan Woo(1)	43	Chief Financial Officer

(1)	Executive Officer.

(2)	Member, Audit Committee.

(3)	Member, Compensation and Management Development Committee.

(4)	Member, Nominating and Corporate Governance Committee.

(*)	Chairman of the Committee.
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
Robert Galvin has served as a director since November 2014. Mr. Galvin also serves on the board of directors for three retail companies, Lands End, Cherokee and Big 5 Sporting Goods. Mr. Galvin has served with Big 5 Sporting Goods since July 2015, with Lands End, a catalogue and on-line focused business, since May 2014 and with Cherokee since May 2012. Mr. Galvin’s retail experience also includes executive roles with numerous fashion and retail companies, including as Chief Executive Officer for Elie Tahari in 2013, President of Camuto Group from 2007 through 2011, Chief Operating Officer of Sports Brands International from 2003 through 2007 and Executive Vice President, Chief Financial Officer for Nine West Group from 1995 through 1999. Mr. Galvin also was a partner with the accounting firm of Deloitte & Touche LLP.
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

Risks Related to Our Business

1. The success of our business depends in large part on our ability to identify fashion trends as well as to react to changing customer demand in a timely manner and to generate positive cash from operations as a result.
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

We used $25.0 million, $30.3 million and $8.4 million net of our cash in operating activities in fiscal 2015, 2014 and 2013 respectively. Our liquidity is dependent upon our ability to generate cash from operations along with usage of our existing cash and cash equivalents and short-term investments. Our strategic focus for fiscal 2016 is to continue building the bebe brand, enhancing the product offerings and merchandising the stores by lifestyle occasion, while maintaining a compelling fashion and value equation for our customers. In addition to driving sales and improving margin, our focus will also continue to be on pragmatically preserving cash. We believe our cash and equivalents and short-term available for sale securities, together with our cash flows from operations, will be sufficient to meet our operating and capital requirements for at least the next twelve months. Our future operating and capital requirements, however, will depend on numerous factors, including without limitation, the size and number of new and expanded stores and/or store concepts, investment costs for management information systems, potential investments and/or licensing arrangements, and future results of operations. The inability to generate positive cash flow from operations could have a material adverse effect on our business and financial conditions.

2. The success of our business depends in large part on our ability to maintain our brand, image and reputation.
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

3. We face significant competition in the retail and apparel industries, which could harm our business.
The retail and apparel industries are highly competitive and are characterized by low barriers to entry. We expect competition in our markets to increase. The primary competitive factors in our markets are: brand name recognition and appeal, sourcing, product styling, quality, presentation and pricing, timeliness of product development and delivery, store ambiance, customer service and convenience. We compete with traditional department stores, specialty store retailers, lower price point retailers, business-to-consumer websites, off-price retailers and direct marketers for, among other things, raw materials, market share, retail space, finished goods, sourcing and personnel. Because many of these competitors are larger and have substantially greater financial, distribution and marketing resources than we do or maintain comparatively lower cost of operations, we may lack the resources to effectively compete with them. If we fail to remain competitive in any way, it could harm our business, financial condition and results of operations. In addition, if we are unable to address the challenges of declining store traffic in a highly promotional, low growth environment, our business will be negatively affected.

4. General economic conditions, including increases in energy and commodity prices, that are largely out of our control, may adversely affect our financial condition and results of operations.
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

5. We cannot assure you that future store openings will be successful and new store openings may impact existing stores.
We cannot provide assurance that the stores we opened in fiscal 2015, or any other stores that we might open in the future, will be successful or that our overall results will improve as a result of opening these stores. In addition, new store openings have the potential to cannibalize the net sales and profitability of other existing stores, and can take time to achieve positive financial results.

The success of a future store depends on our ability to effectively obtain real estate that meets our criteria, including traffic, square footage, co-tenancies, average sales per square foot, lease economics, demographics and other factors. In addition, continued consolidation in the commercial retail real estate market could affect our ability to successfully negotiate favorable rental terms for our stores in the future. Should significant consolidation continue, a large proportion of our store base could be concentrated with one or a few landlords that would then be in a position to dictate unfavorable terms to us due to their significant negotiating leverage. For example we have approximately 30 stores with lease renewals in fiscal 2016, which are currently being negotiated. If we are unable to negotiate favorable lease terms with these entities, this could affect our ability to profitably operate our stores, which would adversely impact our business.

6. We are dependent on the success of shopping malls in which our stores are located.
Many of our stores are located in shopping malls and other retail centers that benefit from the ability of “anchor” retail tenants, generally large department stores, and other attractions, to generate sufficient levels of consumer traffic in the vicinity of our stores. Any decline in the volume of consumer traffic at shopping centers, whether because of the economic slowdown, a decline in the popularity of shopping centers, the closing of anchor stores, consumer preferences to shop on the internet or at large warehouse stores or otherwise, could result in reduced sales at our stores and excess inventory. We may have to respond by increasing markdowns or initiating marketing promotions to reduce excess inventory, which could have a material adverse effect on our financial results or business.

7. We may be forced to close stores or write down store assets that are not able to achieve planned financial performance, which may force us to record losses in future quarters.
The results achieved by our stores may not be indicative of long-term performance or the potential performance of stores in other locations. The failure of stores to achieve acceptable results could result in additional store asset impairment charges, which could adversely affect our business. In the past, we have had to close stores as a result of poor performance. For example, in fiscal year 2015, we closed 15 stores. Additionally, a limited number of stores are not performing to our expected levels, and we may choose to close these stores in the future. If we choose to close these stores, but cannot negotiate favorable terms with the landlords of these stores regarding the remaining lease obligations, our financial results could be adversely affected. Closing stores because of poor performance could have a material adverse effect on our business, and the resulting impairment and other charges would have an adverse impact on our financial results.

8. Our sales, margins and operating results are subject to seasonal and quarterly fluctuations.
Our business varies with general seasonal trends that are characteristic of the retail and apparel industries, such as the timing of seasonal wholesale shipments and other events affecting retail sales. As a result, our stores typically generate a higher percentage of our annual net sales and profitability in our second fiscal quarter, which includes the holiday selling season, compared to other quarters.

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

9. Our success depends on our ability to attract and retain key employees in order to support our existing businesses and future expansion.
From time to time we actively recruit qualified candidates to fill key executive positions within our Company. There is substantial competition for experienced personnel, which we expect will continue. We compete for experienced personnel with companies who may have greater financial resources than we do. During fiscal 2014, we experienced significant turnover of our executive management team as part of a restructuring. We are also exposed to employment litigation due to our large number of employees and high turnover of our sales associates. If we fail to attract, motivate and retain qualified personnel, it could harm our business and limit our ability to expand.

10. Our business could be adversely impacted by unfavorable international political conditions.
Our sales and operating results are, and will continue to be, affected by international social, political, legal and economic conditions. In particular, our business could be adversely impacted by instability or changes resulting in the disruption of trade with the countries in which our contractors, suppliers, licensees or customers are located, significant fluctuations in the value of the dollar against foreign currencies or restrictions on the transfer of funds, or additional trade restrictions imposed by the United States and other foreign governments. We can provide no assurance that our business will not be adversely affected by such international events.

In addition, trade restrictions, including increased tariffs or quotas, embargoes and customs restrictions could increase the cost or reduce the supply of merchandise available to us and adversely affect our business. We also purchase a substantial amount of our raw materials from China, and our business and operating results may be affected by changes in the political, social or economic environment in China.

11. Our ability to conduct business could be negatively impacted by the effects of natural disasters, war, terrorism, public health concerns or other catastrophes.
We operate a corporate office in Brisbane, California, a distribution facility in Benicia, California, a design studio in Los Angeles, California and a satellite office in New York, New York. Any serious disruption at these facilities whether due to construction, relocation, fire, flood, earthquake, terrorist acts or otherwise could harm our business. Natural disasters, extreme weather and public health concerns, including severe infectious diseases, could impact our ability to open and run our corporate offices, distribution center, stores and other operations in affected areas and/or negatively impact our foreign sourcing offices and the operations of our vendors. In addition, our ability to continue to operate our business without significant interruption in the event of a disaster or other disruption depends, in part, on the ability of our information systems to operate in accordance with our disaster recovery and business continuity plans. Lower client traffic due to the effect of natural disasters or extreme weather, security concerns, war or the threat of war and public health concerns could result in decreased sales that could have a material adverse effect on our business. In addition, threat of terrorist attacks or actual terrorist events in the United States and world-wide could cause damage or disruption to international commerce and the global economy, disrupt the production, shipment or receipt of our merchandise or lead to lower client traffic. Our ability to mitigate the adverse impact of these events depends, in part, upon the effectiveness of our disaster preparedness and response planning as well as business continuity planning. However, we cannot be certain that our plans will be adequate or implemented properly in the event of an actual disaster or other catastrophic situation. In addition, although we maintain business interruption and property insurance, we cannot assure you that our insurance coverage will be sufficient or that insurance proceeds will be timely paid to us.

12. If we are not able to protect our intellectual property our business may be harmed.
Although we take actions to protect our trademarks and other proprietary rights, we cannot assure you that we will be successful or that others will not imitate our products or infringe upon our intellectual property rights. In addition, we cannot assure that others will not resist or seek to block the sale of our products as infringements of their trademark and proprietary rights.

We seek to register our trademarks domestically and internationally. Obstacles may exist that may prevent us from obtaining a trademark for the bebe and BEBE SPORT brand names or related names. We may not be able to register certain trademarks, purchase the right or obtain a license to use these names or related names on commercially reasonable terms. If we fail to obtain trademarks of, or ownership or license of the requisite rights, it would limit our ability to expand our business under the bebe brand.

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

13. Our business may be negatively impacted by any failure to comply with regulatory requirements.
As a public company, we are subject to numerous regulatory requirements, including those imposed by the Sarbanes-Oxley Act of 2002, the SEC and The NASDAQ Global Market. In addition, we are subject to numerous domestic and foreign laws and regulations affecting our business, including those related to labor, employment, worker health and safety, competition, privacy, consumer protection, credit cards, import/export and anti-corruption, including the Foreign Corrupt Practices Act and the Telephone Consumer Protection Act. Our employees, subcontractors, vendors and suppliers could take actions that violate these requirements and/or our compliance policies and procedures, which could have a material adverse effect on our reputation, financial condition and on the market price of our common stock. Regulatory developments regarding the use of “conflict minerals,” certain minerals originating from the Democratic Republic of Congo and adjoining countries, could affect the sourcing and availability of raw materials used by suppliers and subject us to costs associated with the relevant regulations, including for diligence pertaining to the presence of any conflict minerals used in our products, possible changes to products, processes or sources of our inputs and reporting requirements.

14. There are litigation and other claims against us from time to time, which could distract management from our business activities and could lead to adverse consequences to our business and financial condition.
We are involved from time to time with litigation and other claims against us. Often these cases can raise complex factual and legal issues, which are subject to risks and uncertainties and which could require significant management time. Although we do not currently believe that the outcome of any current litigation or claim against us will have a material adverse effect on our overall financial condition, we have, in the past, incurred unexpected expense in connection with litigation matters. In the future, adverse settlements, judgments or resolutions may negatively impact our business. Injunctions against us could have an adverse effect on our business by requiring us to do, or prohibiting us from engaging in, certain activities. We may in the future be the target of material litigation, which could result in substantial costs and divert our management’s attention and resources.

15. A decline in value of our investments in auction rate securities or as a result of a change in our ability to hold our investments in auction rate securities may impact our financial condition.
We hold interest bearing auction rate securities ("ARS"), comprised of federally insured student loan backed securities. These ARS investments are intended to provide liquidity via an auction process that resets the applicable interest rate at predetermined calendar intervals, allowing investors to either roll over their holdings or gain immediate liquidity by selling such interests at par. The uncertainties in the credit markets that began in February 2008 have affected our holdings in ARS investments and the majority of auctions for our investments in these securities have continued to fail to settle on their respective settlement dates. Consequently, $9.0 million par value of our ARS are not currently liquid and do not mature before 2031. We will not be able to access these funds until a future auction of these investments is successful or the securities are purchased or redeemed outside of the auction process or repayment at maturity. Maturity dates for these ARS investments range from 2031 to 2033. Of this $9.0 million, we have recorded a $3.8 million impairment related to our ARS investments through other comprehensive income.

The valuation of our investment portfolio is subject to uncertainties that are difficult to predict. Factors that may impact its valuation include changes to credit ratings of the securities as well as to the underlying assets supporting those securities, rates of default of the underlying assets, underlying collateral value, discount rates and ongoing strength and quality of market credit and liquidity. If the current market conditions deteriorate further, or the anticipated recovery in market values does not occur, we may be required to record additional losses in future quarters.

16. We rely on third-party manufacturers to manufacture all of our products.
Our future success depends, in part, on our ability to find manufacturing facilities that perform acceptably. We do not own any manufacturing facilities and therefore depend on third parties to manufacture our products. In addition, we place all of our orders for production by purchase order and do not have long-term contracts with any manufacturers. If we fail to maintain favorable relationships with our manufacturers, our business could be materially and adversely affected. We cannot assure you that third-party manufacturers (1) will not supply similar products to our competitors, (2) will not stop supplying products to us completely or (3) will supply products in a timely manner. Untimely receipt of products may result in lower than anticipated sales and markdowns which would have a negative impact on our business. Furthermore, we have received in the past, and may receive in the future, shipments of products from manufacturers that fail to conform to our quality control standards. In such event, unless we are able to obtain replacement products in a timely manner, we may lose sales.

17. We face fluctuating and generally increasing product costs from our manufacturing partners, which could result in margin erosion.
Fluctuations in the cost, availability and quality of the fabrics or other raw materials used to manufacture our merchandise could have a material adverse effect on our cost of goods, or our ability to meet customer demand. The prices for such fabrics depend largely on the market prices for the raw materials used to produce them, particularly cotton, as well as the cost of compliance with sourcing laws. The price of such raw materials has been increasing and the price and availability of such raw materials may fluctuate significantly, depending on many factors, including crop yields and weather patterns. Such factors may be exacerbated by legislation and regulations associated with global climate change. Additionally, clothing manufacturers in China, where a significant percentage of our apparel products are manufactured, are experiencing increased costs due to labor shortages and the fluctuation of the Chinese Yuan in relation to the U.S. dollar, and these increased costs are often passed on to us. We are also susceptible to fluctuations in the cost of transportation. We may not be able to pass all or a portion of higher raw materials prices or labor or transportation costs on to our customers, which could adversely affect our business.

18. If we are unable to obtain raw materials for our products, our business could be materially adversely affected.
We place all of our orders for raw materials by purchase order and do not have any long-term contracts with any supplier. If we fail to maintain favorable relationships with our suppliers or are unable to obtain sufficient quantities of quality raw materials on commercially reasonable terms, it could harm our business. Finally, certain of our third-party manufacturers store our raw materials. In the event our inventory was damaged or destroyed and we were unable to obtain replacement raw materials, our earnings and our business could be materially and adversely impacted.

19. If we are unable to receive product or if our receipt of product is delayed due to unforeseen events, such as port closures, we may not be able to stock our stores, or may have to take unexpected markdowns to clear product that missed their seasonal window.
We time receipt of our products such that they are in our stores at the appropriate time to meet desired in-stock levels and the appropriate season. If we are unable to receive product due port closures, for example, we may not have sufficient stock at our stores which could impact store traffic and sales. Or if such delays cause us to receive product after the season is over, we may have to take significant unforeseen markdowns.

20. If an independent manufacturer violates labor or other laws, or is accused of violating any such laws, or if their labor practices diverge from those generally accepted as ethical, it could harm our business and brand image.
Our success depends, in part, on our ability to find and contract with independent manufacturers which conduct their businesses using ethical or legal labor practices. While we maintain a policy to monitor the operations of our independent manufacturers by having an independent firm inspect these manufacturing sites, and our manufacturers are contractually required to comply with such labor practices, we cannot assure the compliance of these manufacturers. In addition, we cannot control the public’s perceptions of such manufacturers or their practices, even if they are compliant with law but are viewed in a negative light by the public. Because manufacturers act in their own interests, they may act in a manner that results in negative public perceptions of us. Moreover, in certain circumstances, we may be subject to liability or negative publicity that could adversely affect our brand and our business as a result of actions taken by these manufacturers.

21. We are subject to cyber-security risks and may incur increasing costs in an effort to minimize those risks and to respond to cyber incidents.
Our business involves the storage and transmission of customers’ personal information, consumer preferences and credit card information. We also use mobile devices, social networking and other on-line activities to connect with our customers. If we experience a significant data security breach or fail to detect and appropriately respond to a significant data security breach, we could be exposed to government enforcement actions and private litigation, and our business could be adversely affected. For example, in November 2014, we detected suspicious activity on computers that operate the payment processing system for our stores, which appeared to be limited to data from payment cards swiped in the United States and its territories between November 8, 2014 and November 26, 2014. The data may have included cardholder name, account number, expiration date and verification codes, although we have no indication of fraudulent charges to date. We cannot assure you that we will not suffer future breaches of the portion of our network that handles payment card data, with further payment card and client information being stolen. These sorts of breaches might cause our customers to lose confidence in our ability to protect their personal information, which could cause them to discontinue usage of our club bebe loyalty program, or stop shopping with us altogether. The loss of confidence from a significant data security breach involving our employees could also hurt our reputation, cause employee recruiting and retention challenges, increase our labor costs and adversely affect our business and financial results.

22. We rely on information technology to help manage our operations and our e-commerce store, the disruption of which could adversely impact our business.
We rely on various information systems to help manage our operations and regularly assess the cost-benefit analysis associated with making additional investments to upgrade, enhance or replace such systems. If at any time we experience any disruptions affecting our information systems we could experience a material adverse impact on our business.

In addition, we operate an e-commerce store at www.bebe.com to sell our merchandise. Our on-line operations are subject to numerous risks, including unanticipated operating problems, reliance on third-party computer software providers and system failures. If at any time we experience any disruptions affecting our e-commerce store, we could experience a material adverse impact on our business. Our e-commerce operations also involve other risks that could have an adverse impact on our results of operations, including diversion of sales from our other stores, rapid technological change, liability for on-line content, credit card fraud and loss of sensitive data. We cannot assure you that our e-commerce store will continue to achieve sales growth or that it will not experience a decline in sales.

23. We are responsible for maintaining the privacy of personally identifiable information of our customers.
Through our sale transactions, loyalty programs and other methods, we obtain personally identifiable information about our customers which is subject to federal, state and international privacy laws. These laws are constantly changing. If we fail to comply with these laws, we may be subject to fines, penalties or other adverse actions. We are highly dependent on the use of credit cards to complete sale transactions in our stores and through our websites, and if we fail to comply with Payment Card Industry Data Security Standards, we may become subject to limitations on our ability to accept credit cards. Moreover, third parties may seek to access this information through improper means such as computer hacking, malware and viruses. Any incidents involving unauthorized access or improper use of our customers’ personally identifiable information could damage our reputation and brand and result in legal or regulatory action against us.

Risks Related to Our Common Stock

1. Because Manny Mashouf beneficially owns a substantial portion of the outstanding shares, other shareholders have limited ability to influence corporate matters.
As of July 4, 2015, Manny Mashouf, our Chairman of the Board, beneficially owned approximately 59% of the outstanding shares of our common stock. As a result, he has the ability to control our management and affairs and substantially all matters submitted to our shareholders for approval, including the election and removal of directors and approval of any significant transaction. He also has the ability to control our management and business affairs. This concentration of ownership may have the effect of delaying, deferring or preventing a change in control, impeding a merger, consolidation, takeover or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of our business, and could limit the price that certain investors might be willing to pay for shares of common stock, even if such a transaction would benefit other shareholders. In addition, he could also sell his shares at any time, in open market transactions, registered offerings or otherwise and such a sale could negatively impact our share price.

2. Our stock price could fluctuate substantially for reasons outside of our control.
Our common stock is quoted on The NASDAQ Global Market, which has experienced, and is likely to experience in the future, significant price and volume fluctuations, which could adversely affect our stock price without regard to our financial performance. In addition, we believe that factors such as quarterly fluctuations in our financial results and comparable sales; announcements by other apparel, accessory, music and gift item retailers; the trading volume of our stock; changes in estimates of our performance by securities analysts; litigation; overall economic and political conditions, including the global economic downturn; the condition of the financial markets, including the credit crisis; and other events or factors outside of our control could cause our stock price to fluctuate substantially.

3. Our failure to meet the continued listing requirements of The NASDAQ Global Market could result in a delisting of our common stock.
If we fail to satisfy the continued listing requirements of The NASDAQ Global Market, such as the corporate governance requirements or the minimum closing bid price requirement, NASDAQ may take steps to de-list our common stock. Such a delisting would likely have a negative effect on the price of our common stock and would impair your ability to sell or purchase our common stock when you wish to do so. In the event of a delisting, we would expect to seek to take actions to restore our compliance with NASDAQ’s listing requirements, but we can provide no assurance that any such action taken by us would allow our common stock to become listed again, stabilize the market price or improve the liquidity of our common stock, prevent our common stock from dropping below the NASDAQ minimum bid price requirement or prevent future non-compliance with NASDAQ’s listing requirements.

4. If we sell shares of our common stock in the future, shareholders may experience immediate dilution and, as a result, our stock price may decline.
We may from time to time issue additional shares of common stock at a discount from the current trading price of our common stock. As a result, our shareholders would experience immediate dilution. In addition, as opportunities present themselves, we may enter into financing or similar arrangements in the future, including the issuance of debt securities, preferred stock or common stock. If we issue common stock or securities convertible into common stock, our common shareholders would experience additional dilution and, as a result, our stock price may decline.

ITEM 1B.   UNRESOLVED STAFF COMMENTS
None.
ITEM 2.    PROPERTIES
As of July 4, 2015, our 200 stores, all of which are leased, encompassed approximately 790,000 total square feet. The typical store lease is for a 10-year term and requires us to pay a base rent and a percentage rent if certain minimum sales levels are achieved. Many of the leases provide a lease termination option in specified years of the lease if certain minimum sales levels are not achieved. In addition, leases for store locations typically require us to pay property taxes, utilities, repairs and common area maintenance fees.
Our main corporate headquarters are located in a leased facility in Brisbane, California. The Brisbane facility is approximately 35,000 square feet and houses administrative offices, planning operations and store support services. The lease expires in April 2017. We own our distribution center in Benicia, California consisting of approximately 240,000 square feet of which the company uses approximately 144,000 square feet. We also own our 50,000 square foot design studio and production facility in Los Angeles, California that houses our design, merchandising and production activities. We also own two condominium units in Los Angeles, California for use as short-term executive accommodations with approximately 3,400 total square footage. In September 2013, we began leasing an approximately 3,000 square foot satellite office in New York, New York. The lease expires in 2017.
ITEM 3.  LEGAL PROCEEDINGS
As of the date of this filing, we are involved in ongoing legal proceedings as described below.
A former employee filed a complaint against us on July 27, 2006 in the Superior Court of California, San Mateo County (Case No. CIV 456550) alleging a failure to pay wages and to provide meal and rest periods, among other claims. The plaintiff purported to bring the action on behalf of current and former California bebe managers who are similarly situated. On or about September 2014, the parties entered a settlement agreement conditioned upon court approval and a certain class participation rate which is consistent with amounts we previously accrued. The Court granted preliminary approval of the settlement. The parties intend to proceed with the administration of the settlement terms with the class members.

A former employee filed a complaint against us on November 2, 2010 in the Superior Court of California, San Bernardino County (Case No. CIVRS1011823) alleging a failure to pay wages, failure to provide meal and rest periods and other violations of the California Labor Code and California Business & Professions Code §17200 et. seq.  The plaintiff purported to bring the action on behalf of current and former California bebe stylists and sales associates who are similarly situated.  The complaint seeks damages, civil penalties and injunctive relief among other remedies. We continue to defend against the claims. We are unable to estimate an amount or range of any reasonably possible losses.

A customer served us with a complaint on January 31, 2014 in the United States District Court for the Northern District of California (Civil Action No. C14-267 DMR) alleging various violations of the Telephone Consumer Protection Act (47 U.S.C. §§227 et seq.) and violations of California’s unfair competition law (California Business and Professions Code §§ 17200, et seq.) stemming from an alleged failure to obtain customer consent prior to sending text messages. The plaintiff purported to bring the action on behalf of others similarly situated.  The complaint seeks damages and injunctive relief among other remedies.  The parties have commenced discovery. We continue to defend against the claims. We are unable to estimate an amount or range of any reasonably possible losses.

A customer served us with a complaint on May 20, 2014 in the United States District Court for the Northern District of California (Civil Action No. 3:14-CV-01968) alleging negligent and willful violations of the Telephone Consumer Protection Act (47 U.S.C. §§227 et seq.) stemming from an alleged failure to obtain customer consent prior to sending text messages. The plaintiff purports to bring the action also on behalf of others similarly situated.  The complaint seeks damages and injunctive relief other remedies.  We continue to defend against the claims. This proceeding was consolidated with the action referenced above (Civil Action No. C14-267 DMR). We are unable to estimate an amount or range of any reasonably possible losses.
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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock trades on the Nasdaq Global Market under the symbol “BEBE.” The following table sets forth the high and low sales prices of our common stock for each quarterly period within the two years ended July 4, 2015, as reported by Nasdaq:

	High	Low
Fiscal 2014
First Quarter	$6.22	$5.20
Second Quarter	6.16	4.72
Third Quarter	7.03	4.65
Fourth Quarter	6.88	3.01
Fiscal 2015
First Quarter	$3.30	$2.27
Second Quarter	3.08	2.03
Third Quarter	3.90	2.23
Fourth Quarter	3.56	1.89
As of September 2, 2015, the number of holders of record of our common stock was 55 and the number of beneficial holders of our common stock was approximately 5,597.
Declaration and payment of dividends is within the sole discretion of our board of directors, subject to limitations imposed by California law and compliance with our credit agreement and will depend on our earnings, capital requirements, financial condition and such other factors as the board of directors deems relevant. We did not declare a quarterly dividend for the fourth quarter of fiscal 2015. During the first three quarters of fiscal 2015 and all quarters in fiscal 2014, we declared quarterly dividends of $0.015 and $0.025, respectively, per common share.

Stock Performance Graph
The graph below compares the percentage changes in our cumulative total shareholder return on our common stock for the five-year period ended June 30, 2015, with (i) the cumulative total return of the S & P 500 Index and (ii) the S & P Apparel, Accessories & Luxury Goods Index. The total shareholder return for our common stock assumes quarterly reinvestment of dividends.

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

	Fiscal Year Ended (number of weeks)
	July 4, 2015 (52)	July 5, 2014 (52)	July 6, 2013 (53)(1)	June 30, 2012 (52)	July 2, 2011 (52)
	(Dollars in thousands, except per share data)
Operating Results:
Net sales	$427,997	$425,117	$463,169	$519,845	$490,120
Cost of sales, including production and occupancy	282,816	286,990	308,974	311,094	299,107
Gross margin	145,181	138,127	154,195	208,751	191,013
Selling, general and administrative expenses	170,278	197,796	197,170	186,920	184,212
Operating (loss) income	(25,097)	(59,669)	(42,975)	21,831	6,801
Interest and other income, net	368	257	815	931	852
(Loss) income from continuing operations before income taxes	(24,729)	(59,412)	(42,160)	22,762	7,653
Provision (benefit) for income taxes(2)	645	(163)	26,985	9,561	3,044
(Loss) income from continuing operations, net of tax	(25,374)	(59,249)	(69,145)	13,201	4,609
Loss from discontinued operations, net of tax	(2,297)	(14,133)	(8,275)	(1,480)	(6,388)
Net (loss) income	$(27,671)	$(73,382)	$(77,420)	$11,721	$(1,779)
Basic per share amounts:
(Loss) income from continuing operations, net of tax	$(0.32)	$(0.75)	$(0.84)	$0.16	$0.05
Loss from discontinued operations, net of tax	(0.03)	(0.18)	(0.10)	(0.02)	(0.07)
Net (loss) income	$(0.35)	$(0.93)	$(0.94)	$0.14	$(0.02)
Diluted per share amounts:
(Loss) income from continuing operations, net of tax	$(0.32)	$(0.75)	$(0.84)	$0.16	$0.05
Loss from discontinued operations, net of tax	(0.03)	(0.18)	(0.10)	(0.02)	(0.07)
Net (loss) income	$(0.35)	$(0.93)	$(0.94)	$0.14	$(0.02)
Basic weighted average shares outstanding	79,616	79,234	81,847	84,235	84,225
Diluted weighted average shares outstanding	79,616	79,234	81,847	84,402	84,322
Statistics:
Number of stores:
Opened during period	9	2	10	13	10
Closed during the period	15	37	20	13	55
Open at end of period	201	207	242	252	252
Net sales per average store(3)	$1,899	$1,829	$1,854	$1,956	$1,845
Comparable store sales increase(decrease)(4)	3.1%	(3.2)%	(9.6)%	4.8%	0.6%

	As of
	July 4, 2015	July 5, 2014	July 6, 2013	June 30, 2012	July 2, 2011
	(Dollars in thousands, except per share data)
Balance Sheet Data:
Working capital	$73,228	$101,000	$131,957	$197,448	$204,697
Total assets	216,413	270,355	344,263	450,420	441,122
Shareholders’ equity	151,568	185,131	259,500	362,120	356,253
Dividends declared per common share	$0.05	$0.10	$0.10	$0.10	$0.08

(1)	The inclusion of 53 weeks of operations in fiscal 2013 added $6.5 million in net sales.

(2)
We regularly assess the need for a valuation allowance on our deferred tax assets. In fiscal 2013, based on this examination, we concluded that based on all available evidence, it is more likely than not that the majority of our deferred tax assets would not be realized. Therefore, we increased our valuation allowance by approximately $44.8 million. As of July 4, 2015, we continue to believe that the majority of our deferred tax assets will not be realized, therefore continuing to maintain a valuation allowance.

(3)	Based on the sum of average monthly sales for the period.

(4)
We calculate comparable store sales by including the net sales of stores that have been open at least one year. Therefore, a store is included in the comparable store sales base beginning with its thirteenth month. Stores that have been expanded or remodeled by 15 percent or more or have been permanently relocated are excluded from the comparable store sales base. In addition, comparable store sales are calculated using a same day sales comparison. International licensee store sales are not included in the comparable store sales calculation. Beginning in fiscal 2012, we are reporting comparable store sales results inclusive of our on-line store. We believe that given the similar nature and process of inventory planning, allocation and return policy for the on-line store and all other retail stores, the inclusion of the on-line store is a more meaningful way of reporting our comparable store sales results. In addition, we have been implementing cross-channel marketing initiatives, which benefit all retail sales, including our on-line store. The inclusion of the on-line stores increased the comparable store percentage by 3.6%, 3.0% and 0.7% for the fiscal years ended July 4, 2015, July 5, 2014 and July 6, 2013, respectively. For fiscal 2012 and 2011, the impact of including the on-line store in comparable store sales would have been an increase of 2.8% and 0.3%, respectively. Comparable store sales exclude the additional week from fiscal 2013.

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

Overview
We design, develop and produce a distinctive line of contemporary women’s apparel and accessories under the bebe and BEBE SPORT brand names. We operate stores in the United States, Puerto Rico and Canada. In addition, we have an on-line store at www.bebe.com that ships to customers in the United States, Canada, Puerto Rico, the U.S. Protectorates and internationally via our third-party providers, International Checkout and Shoprunner. We also have international stores operated by licensees in South East Asia, United Arab Emirates, Israel, Russia, South America, South Africa and Turkey. Our distinctive product offering includes a full range of separates, tops, dresses, active wear and accessories to satisfy her every day wardrobe needs across all occasions. We design and develop the majority of our merchandise in-house, which is manufactured to our specifications. We source the remainder from third-party manufacturers.

Fiscal 2015 financial highlights include the following:

•
Net sales for fiscal 2015 were $428.0 million, up 0.7% from $425.1 million for fiscal 2014. Comparable store sales for fiscal 2015 increased 3.1% compared to a decrease of 3.2% in the previous fiscal year. The inclusion of the on-line store increased the comparable store percentage by 3.6% for the fiscal year ended July 4, 2015.

•	Gross margin for fiscal 2015 was 33.9% compared to 32.5% for fiscal 2014.

•	Selling, general and administrative expenses for the 2015 fiscal year were $170.3 million, a decrease of 13.9% from $197.8 million for fiscal 2014.

•
Loss from continuing operations for the fiscal year ended July 4, 2015 was $25.4 million, or $0.32 per share on a diluted basis, compared to loss from continuing operations of $59.2 million, or $0.75 per share on a diluted basis, in the prior year.

•	In fiscal 2015, cash and equivalents decreased by $47.4 million compared to an increase of $7.4 million for fiscal 2014.
Our strategic focus for fiscal 2016 is to continue building the bebe brand, enhancing our product offering and merchandising the stores by lifestyle occasion, while maintaining a compelling fashion and value equation for our customers. In addition to driving sales and improving margin, our focus will also continue to be on pragmatically preserving cash.
Critical Accounting Policies
Management’s Discussion and Analysis of Financial Condition and Results of Operations are based upon our consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America.
The preparation of these financial statements requires the appropriate application of certain accounting policies, many of which require us to make estimates and assumptions about future events and their impact on amounts reported in our consolidated financial statements and related notes. Since future events and their impact cannot be determined with certainty, the actual results will inevitably differ from our estimates. Such differences could be material to the financial statements. We believe our application of accounting policies, and the estimates inherently required therein, are reasonable. We reevaluate these accounting policies and estimates and make adjustments when facts and circumstances dictate a change. Our accounting policies are more fully described in Note 1 to our consolidated financial statements included in this report.
We have identified certain critical accounting policies, which are described below.
Revenue recognition. We recognize revenue at the time a customer received the products. We recognize revenue for store sales at the point at which the customer receives and pays for the merchandise at the register. For on-line sales, we recognize revenue at the time we estimate the customer receives the product. We estimate and defer revenue and the related product costs for shipments that are in transit to the customer. Customers typically receive goods within one week of shipment. We reflect amounts related to shipping billed to customers in net sales and the related costs in cost of goods sold. We record retail sales net of sales tax collected from customers at the time of the transaction.
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
Discounts offered to customers consist primarily of point of sale markdowns, which we record at the time of the related sale as a reduction of revenue.
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
We carry store credits as a liability until redeemed. We recognize unredeemed store credits and gift certificates as other income three and four years, respectively, after issuance, which is when management deems redemptions to be remote. In addition, we sell gift cards with no expiration dates to customers in our retail store locations, through our on-line stores and through third parties. We recognize revenue from gift cards when they are redeemed by the customer. In addition, we recognize income on unredeemed gift cards when we can determine that the likelihood of the gift card being redeemed is remote and there is no legal obligation to remit the unredeemed gift cards to relevant jurisdictions (gift card breakage), which we estimate is four years. Gift card breakage is included within selling, general and administrative expenses. We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to calculate our breakage income. However, if the actual rate of redemption for gift certificates, store credits and gift cards increases significantly, our operating results could be adversely affected.
We record royalty revenue from product licensees as the greater of the minimum amount guaranteed in the contract or amount sold.
We recognize wholesale licensee revenue from sale of product to international licensee operated bebe stores at the time we estimate the licensee receives shipment. We exclude these stores from comparable store sales.
Stock Based Compensation. We issue stock-based awards to employees that have service-based vesting conditions, and we also issue awards to employees that have market-based and performance-based conditions.
For awards to employees that have service-based vesting conditions, we recognize compensation expense, based on the calculated fair value on the date of grant. For restricted stock units (“RSU”), we determine the fair value based on the stock price at the grant date. For stock options, we determine the fair value using the Black-Scholes option pricing model. This model requires subjective assumptions, which are affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include our expected stock price volatility over the term of the awards, actual and projected employee exercise behaviors, risk-free interest rate and expected dividends. As the stock-based compensation expense recognized in the consolidated statements of operations and comprehensive loss for fiscal 2015, 2014 and 2013 is based on awards ultimately expected to vest, such amount has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We estimate forfeitures based on our historical experience.

During fiscal 2014, as part of the total long term executive incentive plan our Board of Directors granted a target performance award of 132,138 RSUs to certain members of our senior executive team that contained a market-based performance condition in addition to a service component. These RSUs vest after three years from the date of grant and the grants ultimately awarded will be based upon the performance percentage, which can range from 0-200% of the target performance award grant. The RSUs ultimately awarded upon vesting are based on our performance relative to peer group companies’ two year compound annual growth rate of total shareholder return. We measure total shareholder return based on a comparison of the closing price on June 30, 2013, the day prior to the performance period beginning, and the closing price on June 30, 2015, the last day of the performance period. Total shareholder return will include the effect of dividends paid during the performance period. The fair value of these RSUs at their grant date was $6.83 and was estimated on the date of grant using a Monte Carlo simulation model that included valuation inputs for expected volatility 41%, risk free interest rate 0.38%, dividend yield 1.8% and correlation to peer group companies of 22%. No RSUs will be awarded because the performance target was not met.
Inventories. We state inventories at the lower of weighted average cost or market. We generally determine market based on the merchandise selling price. To ensure that our raw material is properly valued, we record a reserve in accordance with our established policy, which is based on historical experience. To ensure our finished goods inventory is properly valued, we review the age and turnover of our inventory and record an adjustment if the selling price is estimated to be marked down below cost. These assumptions can have an impact on current and future operating results and financial position. We estimate and record shrinkage for the period between the last physical count and balance sheet date based on historic shrinkage trends. We also record losses on non-cancellable purchase orders when estimated selling price is below cost.
Investments. We hold interest bearing auction rate securities (“ARS”) consisting of federally insured student loan backed securities. As of July 4, 2015, the carrying value of our ARS portfolio totaled approximately $5.2 million, net of a temporary impairment charge of $3.8 million and are classified as available for sale securities. These ARS investments were intended to provide liquidity via an auction process that resets the applicable interest rate at predetermined calendar intervals, allowing investors to either roll over their holdings or gain immediate liquidity by selling such interests at par. The uncertainties in the credit markets that began in February 2008 have affected our holdings in ARS investments and auctions for our investments in these securities have failed to settle on their respective settlement dates. Historically the fair value of ARS investments had approximated par value due to the frequent resets through the auction process. While we continue to earn interest on our ARS investments at the maximum contractual rate, the majority of these investments are not currently trading and therefore do not currently have a readily determinable market value. Accordingly, the estimated fair value of ARS no longer approximates par value. Consequently, the investments are not currently liquid, and we will not be able to access these funds until a future auction of these investments is successful, the issuer redeems the securities or at maturity. Maturity dates for these ARS range from 2031 to 2033 with principal distributions occurring on certain securities prior to maturity.

We also hold short-term available for sale securities totaling $17.9 million at July 4, 2015 that consist of certificates of deposit.
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
Impairment of long-lived assets. We review long-lived assets for impairment whenever events or changes in circumstances, such as planned store closures or poor performing stores, indicate that the carrying value of an asset may not be recoverable. Assets are grouped and evaluated for impairment at the lowest level of which there are identifiable cash flows, which is generally at a store level. We review store assets using factors including, but not limited to our future operating plans and projected cash flows. We determine whether impairment has occurred based on an estimate of undiscounted future cash flows directly related to that store, compared to the carrying value of the assets. If the sum of the undiscounted future cash flows of a store does not exceed the carrying value of the assets, full or partial impairment may exist. For impaired assets, we recognize a loss equal to the difference between the net book value of the asset and its estimated fair value. Fair value is based upon discounted future cash flows of the asset using a discount rate commensurate with the risk. In addition, at the time a decision is made to close a store, we record an impairment charge, if appropriate, or accelerate depreciation over the revised useful life of the asset. During fiscal 2015, 2014 and 2013, we recorded charges of $0.5 million, $7.0 million and $3.8 million, respectively, for the impairment of store assets. We believe at this time that the long-lived assets’ carrying values and useful lives continue to be appropriate; however, significant changes from our current forecasts could result in additional impairment charges.
Income Taxes. We account for income taxes using an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in our financial statements or tax returns. We are subject to periodic audits by the Internal Revenue Service and other foreign, state and local taxing authorities. These audits may challenge certain of our tax positions such as the timing and amount of income and deductions and the allocation of taxable income to various tax jurisdictions. We evaluate our tax positions and establish liabilities in accordance with applicable accounting guidance on uncertainty in income taxes. To the extent that our estimates change or the final tax outcome of these matters is different than the amounts recorded, such differences will impact the income tax provision in the period in which such determinations are made. We regularly asses the need for a valuation allowance against our deferred tax assets. In evaluating whether it is more likely than not that some or all of our deferred tax assets will not be realized, we consider all available positive and negative evidence, including recent year’s operational results which is objectively verifiable evidence. As a result of this evaluation, in fiscal 2013, we concluded that it is more likely than not that our deferred tax assets will not be realized and therefore we increased our valuation allowance by approximately $44.8 million. As of July 4, 2015, we continue to conclude that it is more likely than not that our deferred tax assets will not be realized, and as such we maintained a full valuation allowance. Our effective tax rate in a given financial statement period may be materially impacted by changes in the mix and level of earnings, changes in the expected outcome of audits or changes in the deferred tax valuation allowance.
Lease accounting. We lease retail stores and office space under operating leases. We capitalize costs associated with securing new store leases in other assets and amortized over the lease term. Many of our operating leases contain predetermined fixed increases of the minimum rental rate during the initial lease term. For these leases, we recognize the related rental expense on a straight-line basis over the lease term, commencing when possession of the property is taken from the landlord, which normally includes a construction period prior to the store opening. We record the difference between the recognized rent expense and the amounts paid as deferred rent.
We receive construction allowances from landlords, which we defer and amortize on a straight-line basis over the lease term, including the construction period, as a reduction of rent expense. We record construction allowances under deferred rent and other lease incentives on the balance sheet.

When we discontinued our 2b division, we closed stores prior to the expiration of the related lease. In 2014 we recorded a liability related to the estimated settlement of the leases. We determined the amount to be the contractually capped amount for those leases that contained a contractual cap on the amount we owed. For leases with no contractual maximum, we recorded an expense for the difference between the present value of our future lease payments and related costs (e.g. common area maintenance and real estate taxes) from the date of closure through the end of the remaining lease term, reduced by assumed sublease rental income. We based our estimate of future cash flows on an analysis of the specific real estate market and included input from an independent real estate broker. Cash flows were discounted using a credit-adjusted risk free interest rate. The liability as of fiscal 2014 for these leases contained uncertainties because management was required to make assumptions including the duration and amount of sublease income. In fiscal 2015, we negotiated settlements with the respective landlords, and recorded adjustments in our fiscal 2015 discontinued operations results to reflect the amount of the final settlements.
Recent Accounting Pronouncements
Revenue Recognition
In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers", or ASU 2014-09, which states that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this, an entity will need to: identify the contract with a customer; identify the separate performance obligations in the contract; determine the transaction price; allocate the transaction price to the separate performance obligation in the contract; and recognize revenue when (or as) the entity satisfies each performance obligation. ASU No. 2014-09 will be effective for fiscal years beginning after December 15, 2017, and interim periods within those years. We are currently assessing our approach to the adoption of this standard and the impact on our results of operations and financial position.
Going Concern
In August 2014, the FASB issued ASU No. 2014-15, "Presentation of Financial Statements - Going Concern (Subtopic 205-40); Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern," which requires management of a company to evaluate whether there is substantial doubt about the company's ability to continue as a going concern. This ASU is effective for the annual reporting period ending after December 15, 2016, and for interim and annual reporting periods thereafter, with early adoption permitted. We will evaluate the impact of this standard at the time it becomes effective.
Inventory
In July 2015, the FASB issued ASU No. 2015-11, "Simplifying the Measurement of Inventory". The new standard amends the guidelines for the measurement of inventory from lower of cost or market to the lower of cost and net realizable value (NRV). NRV is defined as the estimated selling prices in the ordinary course of business less reasonably predictable costs of completion, disposal, and transportation. Under existing standards, inventory is measured at lower of cost or market, which requires the consideration of replacement cost, NRV and NRV less an amount that approximates a normal profit margin. This ASU eliminates the requirement to determine and consider replacement cost or NRV less an approximately normal profit margin for inventory measurement. The new standard is effective prospectively beginning January 1, 2017, with early adoption permitted. We are currently evaluating the impact, if any, of adopting this new accounting guidance on our results of operations and financial position.

Results of Operations
Our fiscal year ends on the first Saturday on or after June 30. Fiscal year 2015 had 52 weeks, fiscal year 2014 had 52 weeks and fiscal year 2013 had 53 weeks.
The following table sets forth certain financial data as a percentage of net sales for the periods indicated:

	Fiscal Year Ended
	July 4, 2015	July 5, 2014	July 6, 2013
Summary of Operating Data:
Net sales	100.0%	100.0%	100.0%
Cost of sales, including production and occupancy(1)	66.1	67.5	66.7
Gross margin	33.9	32.5	33.3
Selling, general and administrative expenses(2)	39.8	46.5	42.6
Operating loss	(5.9)	(14.0)	(9.3)
Interest and other income, net	0.1	0.1	0.2
Loss from continuing operations before income taxes	(5.8)	(13.9)	(9.1)
Income tax (benefits) provision	0.2	—	5.8
Loss from continuing operations, net of tax	(6.0)	(13.9)	(14.9)
Loss from discontinued operations, net of tax	(0.5)	(3.3)	(1.8)
Net loss	(6.5)%	(17.2)%	(16.7)%

(1)	Cost of sales includes the cost of merchandise, occupancy costs and production costs.

(2)	Selling, general and administrative expenses primarily consist of non-occupancy store costs, corporate overhead and advertising costs.

Fiscal Years Ended July 4, 2015 and July 5, 2014
Net Sales. Net sales increased to $428.0 million during the fiscal year ended July 4, 2015 from $425.1 million in fiscal 2014, an increase of $2.9 million, or 0.7%. The increase in net sales was primarily attributable to increased sales volumes in both our bebe and outlet businesses coupled with higher sales dollars per transaction and fewer promotional activities, offset by the impact of fewer stores.
Gross Margin. Gross margin increased to $145.2 million for the fiscal year ended July 4, 2015 from $138.1 million in fiscal 2014, an increase of $7.1 million, or 5.1%. As a percentage of net sales, gross margin of 33.9% was higher than the prior year at 32.5%, primarily reflecting fewer markdowns on merchandise sold during the year.
Selling, General and Administrative Expenses. Selling, general and administrative expenses, which primarily consist of non-occupancy store costs, corporate overhead and advertising costs, decreased to $170.3 million during fiscal 2015 from $197.8 million in fiscal 2014, a decrease of $27.5 million, or 13.9%. The decrease was due primarily to reductions in advertising expense of $9.6 million, compensation which includes stock based compensation of $6.2 million, and impairment charges of $6.5 million compared to the prior year.
Interest and Other Income, Net. We generated $0.4 million of interest and other income, net of other expenses, during fiscal 2015 as compared to $0.3 million in fiscal 2014. The year over year consistency reflected our continued investment in lower-yielding tax-exempt investments and money market funds.
Provision for Income Taxes. Our effective tax rate was 2.6% for fiscal 2015 as compared to (0.3)% for fiscal 2014. The rate for both fiscal 2015 and 2014 reflected the continuing impact of maintaining a valuation allowance against our deferred tax assets. In future years, we expect the continuing impact of maintaining a valuation allowance against deferred tax assets to result in a near 0% effective tax rate.
Discontinued Operations. In the fourth quarter of fiscal 2014, we discontinued operations of the 2b division, allowing us to focus our efforts on the core bebe brand's retail and outlet stores, e-commerce, international licensing and wholesale business. We closed all 18 2b mall-based stores, including the e-commerce business. In fiscal 2015, we settled the remaining lease obligations related to the mall-based stores and the results primarily reflect adjustments to the final settlement amount. The results of the 2b stores closed, net of income tax benefit, which consisted of 18 stores for the fiscal year ended July 5, 2014 have been presented as a discontinued operation in the accompanying consolidated statements of operations and comprehensive income (loss) for all periods presented and are as follows:

	Fiscal Year Ended	Fiscal Year Ended
	July 4, 2015	July 5, 2014
	(In thousands)
Net sales	$349	$21,418
Cost of sales, including production and occupancy	1,528	18,692
Gross margin	(1,179)	2,726
Selling, general and administrative expenses	1,118	16,857
Loss from discontinued operations, before income tax provision	(2,297)	(14,131)
Tax provision	—	2
Loss from discontinued operations, net of tax provision	$(2,297)	$(14,133)
Fiscal Years Ended July 5, 2014 and July 6, 2013
Net Sales. Net sales decreased to $425.1 million during the fiscal year ended July 5, 2014 from $463.2 million in fiscal 2013, a decrease of $38.1 million, or 8.2%. The decrease in net sales was primarily attributable to a 3.2% decrease in comparable store sales due to a decrease in comparable store traffic as well as a decrease in wholesale sales of $2.2 million, or 5.8%. On-line store sales increased 15.3% during the year. A significant contributor to our increase in e-commerce sales in 2014 was the continued movement towards more seamless multi-channel capabilities, including increasing our on-line assortment and improving on-line ordering capabilities in stores.
Gross Margin. Gross margin decreased to $138.1 million for the fiscal year ended July 5, 2014 from $154.2 million in fiscal 2013, a decrease of $16.1 million, or 10.4%. As a percentage of net sales, gross margin of 32.5% was lower than the prior year at 33.3% primarily due to  higher promotional activity partially offset by occupancy leverage. Gross margin in fiscal 2013 also included $2.9 million in markdowns for inventory and fabric.
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
Interest and Other Income, Net. We generated $0.3 million of interest and other income, net of other expenses, during fiscal 2013 as compared to $0.8 million in fiscal 2012. The year over year decrease reflected the sales of auction rate securities and our continued investment in lower-yielding tax-exempt investments and money market funds.
Provision for Income Taxes. Our effective tax rate from continuing operations was (0.3)% for fiscal 2014 as compared to 64.0% for fiscal 2013. The rate for fiscal 2014 reflected the continuing impact of maintaining a valuation allowance against most of our deferred tax assets. Fiscal 2013 was impacted by a valuation allowance that we recorded for the majority of our deferred tax assets that was recorded in the third quarter of fiscal 2013. In future years, we expect the continuing impact of maintaining a valuation allowance against deferred tax assets to result in a near 0% effective tax rate.
Discontinued Operations. In the fourth quarter of fiscal 2014, we discontinued operations of the 2b division, allowing us to focus our efforts on the core bebe brand's retail and outlet stores, e-commerce and international licensing business. We closed 18 2b mall-based stores, including the e-commerce business, in the fourth fiscal quarter of 2014. The results of the 2b stores closed to date, net of income tax, which consists of 18 and 20 stores for the fiscal years ended July 5, 2014 and July 6, 2013, respectively, have been presented as a discontinued operation in the accompanying consolidated statements of operations and comprehensive income (loss) for all periods presented and are as follows:

	Fiscal Year Ended	Fiscal Year Ended
	July 5, 2014	July 6, 2013
	(In thousands)
Net sales	$21,418	$21,516
Cost of sales, including production and occupancy	18,692	17,414
Gross margin	2,726	4,102
Selling, general and administrative expenses	16,857	12,375
Loss from discontinued operations, before income tax (benefit) provision	(14,131)	(8,273)
Add: tax provision (benefit)	2	2
Loss from discontinued operations, net of tax (benefit) provision	$(14,133)	$(8,275)

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
Seasonality of Business and Quarterly Results
Our business varies with general seasonal trends that are characteristic of the retail and apparel industries. As a result, we typically generate a higher percentage of our annual net sales and profitability in the second quarter of our fiscal year, which includes the holiday selling season, compared to other quarters of our fiscal year. If for any reason our sales were below seasonal norms during the second quarter of our fiscal year, our annual operating results would be negatively impacted. Because of the seasonality of our business, results for any quarter are not necessarily indicative of results that may be achieved for a full fiscal year.

Liquidity and Capital Resources
Our working capital requirements vary widely throughout the year and generally peak during the first and second fiscal quarters. At July 4, 2015, we had approximately $70.1 million of cash, cash equivalents and investments on hand of which $46.9 million were cash and equivalents, approximately $5.2 million, net of impairment charges of $3.8 million, were auction rate securities (“ARS”) and approximately $17.9 million were certificates of deposit. We do not anticipate the lack of liquidity in the ARS to impact our ability to fund our operations in the foreseeable future and believe we have sufficient cash and equivalents to fund ongoing operations for the next twelve months. In addition, we have a stand-by letter of credit agreement which provides for issuance of one or more stand-by letters of credit. As of July 4, 2015, there was $3.8 million outstanding, related to two stand-by letters of credit. To date, no beneficiary has drawn upon the stand-by letter of credit.
At July 4, 2015, we had cash and cash equivalents of $46.9 million held in accounts managed by third-party financial institutions consisting of invested cash and cash in our operating accounts. The invested cash is invested in interest bearing funds managed by third-party financial institutions. These funds invest in direct obligations of the government of the United States. To date, we have experienced no loss or lack of access to our invested cash or equivalents; however, we can provide no assurances that access to our invested cash and equivalents will not be impacted by adverse conditions in the financial markets.
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
Net cash used by operating activities in fiscal 2015, 2014 and 2013 was $25.0 million, $30.3 million, and $8.4 million, respectively. The decrease in cash used by operating activities of $5.2 million from 2014 to 2015 was primarily due to lower net loss and changes in working capital. The changes in working capital of $27.8 million were primarily related to decreased accrued expenses related to lease obligation costs for our 2b discontinued operations and corporate restructuring in fiscal 2014. The increase in cash used by operating activities of $21.9 million from 2013 to 2014 was primarily due to lower net income (excluding the deferred tax valuation allowance) and a change in working capital. The changes in working capital of $31.0 million were primarily related to increased accrued expenses related to lease obligation costs for our 2b discontinued operations and corporate restructuring.

Net cash used in investing activities was $17.7 million versus net cash provided by investing activities of $44.8 million and net cash provided by investing activities of $19.6 million in fiscal 2015, 2014 and 2013, respectively. The decrease in net cash provided by investing activities in fiscal 2015 from fiscal 2014 was a result of decreased net proceeds from sales and maturities of investments related to the decreased settlement of our ARS investments at par.  The increase in net cash provided by investing activities in fiscal 2014 from fiscal 2013 was a result of fewer purchases of investments in fiscal 2014.
Capital expenditures of $21.9 million in fiscal 2015 primarily included $10.2 million related to the opening of new stores, $5.1 million related to the relocation and expansion of existing stores, $4.6 million related to investments in management information systems and $1.7 million related to visual and pre-production initiatives. Capital expenditures of $19.8 million in fiscal 2014 primarily included $1.9 million related to the opening of new stores, $7.9 million related to the relocation and expansion of existing stores, $6.7 million related to investments in management information systems and $2.2 million related to visual and pre-production initiatives.
We opened 9, 10 and 13 new stores in fiscal 2015, 2014 and 2013, respectively, and we expect to open 6 stores in fiscal 2016. In fiscal 2016, we expect capital expenditures of approximately $5 million, which will include capital expenditures for new stores, remodels, store expansions, information technology systems and office improvements.
During fiscal 2015, the average of new store construction costs before tenant allowances was $998,000 and the average gross inventory investment per store was $145,000.
Net cash used in financing activities was $3.6 million in fiscal 2015 compared to net cash used in financing activities of $6.8 million in fiscal 2014. The decrease in cash used in financing activities of $3.3 million was primarily a result of suspension of dividends in fiscal 2015. Net cash used in financing activities was $6.8 million in fiscal 2014 compared to net cash used in financing activities of $28.8 million in fiscal 2013. The decrease in cash used in financing activities of $22.0 million was primarily a result of the stock repurchases of $21.2 million in fiscal 2013.
We hold interest bearing ARS consisting of federally insured student loan backed securities. As of July 4, 2015, our ARS portfolio totaled approximately $5.2 million, net of a temporary impairment charge of $3.8 million, classified as available for sale securities. These ARS investments are intended to provide liquidity via an auction process that resets the applicable interest rate at predetermined calendar intervals, allowing investors to either roll over their holdings or gain immediate liquidity by selling such interests at par. The uncertainties in the credit markets that began in February 2008 have affected our holdings in ARS investments and auctions for our investments in these securities have failed to settle on their respective settlement dates. Historically the fair value of ARS investments had approximated par value due to the frequent resets through the auction process. While we continue to earn interest on our ARS investments at the maximum contractual rate, the majority of these investments are not currently trading and therefore do not currently have a readily determinable market value. Accordingly, the estimated fair value of ARS no longer approximates par value. Consequently, the investments are not currently liquid, and we will not be able to access these funds until a future auction of these investments is successful, the issuer redeems the securities, or at maturity. Maturity dates for these ARS investments range from 2031 to 2033 with principal distributions occurring on certain securities prior to maturity. We do not intend to sell our remaining ARS until we can recover the full principal amount through one of the means described above. In addition, we do not believe it is more likely than not we would be required to sell our remaining ARS until we can recover the full principal amount based on our other sources of liquidity.
We also hold short-term available for sale securities totaling $17.9 million at July 4, 2015 that consist of certificates of deposit.
In November 2012, our board of directors authorized a program to repurchase up to $30 million of our common stock. We intend, from time to time, as business conditions warrant, to purchase stock in the open market or through private transactions. Purchases may be increased, decreased or discontinued at any time without prior notice. The plan does not obligate us to purchase any specific number of shares and may be suspended at any time at management’s discretion. In fiscal 2013, we repurchased approximately 5.5 million shares at a weighted average price per share of $3.88. No shares were repurchased during the 2015 and 2014 fiscal years.
We believe that our cash and equivalents and short-term available for sales securities, together with our cash flows from operations, will be sufficient to meet our capital and operating requirements for at least the next twelve months. Our future capital requirements, however, will depend on numerous factors, including without limitation, liquidity of our auction rate securities, the size and number of new and expanded stores and/or store concepts, investment costs for management information systems, potential acquisitions and/or joint ventures, repurchase of stock and future results of operations.

Summary Disclosures about Contractual Obligations and Commitments:
Other than operating leases, we do not have any off-balance-sheet financing. The following tables summarize our significant contractual obligations and commercial commitments as of July 4, 2015 (in thousands):

	Amount of commitment expiration period
	Total	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years
Operating leases	$213,242	$45,239	$67,700	$47,922	$52,381
Unconditional purchase obligations(1)	15,071	14,989	82	—	—
Total contractual obligations and commitments(2)	$228,313	$60,228	$67,782	$47,922	$52,381

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

(2)
The table above does not include liabilities related to unrecognized tax benefits. As we are unable to reasonably predict the timing of settlement of such liabilities, the table does not include $0.1 million of income tax, interest and penalties relating to unrecognized tax benefits that are recorded as noncurrent liabilities within our consolidated balance sheet as of July 4, 2015.

Inflation
We do not believe that inflation has had a material effect on the results of operations in the recent past. However, we cannot assure that our business will not be affected by inflation in the future. For example, cotton prices rose substantially in fiscal 2011 and 2012. Should such an increase occur in fiscal 2016, there will be pressure on our average unit costs and our gross margins will continue to be impacted.

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
All highly liquid investments with a maturity of three months or less at the date of purchase are considered to be cash equivalents. Investments are considered short-term available for sale securities if the original maturity is between three months and twelve months, or long-term investments if the original maturity is greater than twelve months. Historically the fair value of ARS investments had approximated par value due to the frequent resets through the auction process. While we continue to earn interest on our ARS investments at the maximum contractual rate, these investments are not currently trading and therefore do not currently have a readily determinable market value. Accordingly, the estimated fair value of ARS no longer approximates par value. We determined the estimated fair value of our investment in ARS as of July 4, 2015 by reviewing trading activity for similar securities in secondary markets as well as by using a discounted cash flow model to estimate the fair value of our investments in ARS. The assumptions used in preparing the discounted cash flow model include estimates for liquidity, interest rates, timing and amount of cash flows and expected holding periods of the ARS and recent trading information based on the secondary market. We have modified our investment strategy and increased our investments in more liquid money market investments.

The following table lists our cash equivalents, short-term marketable securities and long-term marketable securities at July 4, 2015:

Fair Value
(Dollars in thousands)
Cash equivalents	$14,426
Weighted average interest rate	0.01%
Short-term available for sale securities	$17,880
Weighted average interest rate	1.27%
Long-term available for sale securities	$5,241
Weighted average interest rate	0.17%
Total	$37,547

Foreign Currency Risks
We enter into a significant amount of purchase obligations outside of the United States, substantially all of which are negotiated and settled in U.S. dollars. Fluctuations in exchange rates can impact our financial condition and results of operations. We also operate a subsidiary for which the functional currency is the Canadian dollar. Our Short-term available for sale securities are primarily denominated in Canadian dollars. Assets and liabilities of Canada’s operations are translated into U.S. dollars at year-end rates, while income and expenses are translated at the weighted average exchange rates for the year. The related translation adjustments are recorded in accumulated other comprehensive income as a separate component of shareholders’ equity. Intercompany settlements are recorded in other income/expense at the weighted average exchange rate for the year. We may hedge from time to time against foreign currency risk through the purchase of forward contracts but we believe that foreign currency exchange risk is immaterial.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Information with respect to this item is set forth in Item 15 of this Form 10-K.
ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (“the Exchange Act”) as of the end of the period covered by this report (July 4, 2015). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of the evaluation date, our disclosure controls and procedures are effective at a reasonable level of assurance to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely discussions regarding required disclosure.
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

10.8(c)	Form of Retail Store License Agreement between Registrant and [company].
10.9(d)	Amendment No. 1 to Lease Agreement (amendment to Standard Industrial/Commercial-Tenant Lease-Net dated November 30, 1998 between Registrant and Far Western Land and Investment Company, Inc.)
10.12(e)(*)	Form of Restricted Stock Units Agreement.
10.17(f)	Standard Offer, Agreement and Escrow Instructions for Purchase of Real Estate dated January 20, 2004 by and between bebe stores, inc. and 10345 Olympic LLC.
10.18(g)(*)	Employment agreement between the Company and Emilia Fabricant.
10.19(h)(*)	Management Bonus Plan.
10.21(j)(*)	bebe stores, inc. Form of Stock Option Agreement.
10.22(k)(*)	bebe stores, inc. Form of Restricted Stock Unit Agreement.
10.23(l)	Credit Agreement between Registrant and Wells Fargo.
10.24(m)	Amendment to Credit Agreement and Revolving Line of Credit Note between Registrant and Wells Fargo.
10.25(m)	Contract of Sale for Purchase of Real Estate dated March 13, 2012 by and among bebe Studio Realty, inc. and MP Benicia Logistics, LLC.
10.26(n)	Third Amendment to Credit Agreement and Revolving Line of Credit Note between Registrant and Wells Fargo dated as of February 1, 2013.
10.27(o)(*)	Chief Executive Officer Employment Agreement between the Company and Steve Birkhold dated January 3, 2013.
10.28(p)(*)	Change in Control and Severance Agreement between the Company and Steve Birkhold dated January 3, 2013.
10.29(q)	Fourth Amendment to Credit Agreement and First Modification to Promissory Note between Registrant and Wells Fargo dated as of May 15, 2013.
10.30(r)(*)	Severance Agreement between the Company and Walter Parks dated May 3, 2013.
10.31(s)(*)	Separation Agreement between the Company and Lawrence Smith dated November 21, 2014.
10.32(t)(*)	Chief Executive Officer Employment Agreement between the Company and Jim Wiggett dated December 15, 2014.
21.1	Subsidiaries of Registrant.
23.1	Consent of Independent Registered Public Accounting Firm.
24.1	Power of Attorney (see signature page).
31.1	Section 302 Certification of Chief Executive Officer.
31.2	Section 302 Certification of Chief Financial Officer.
32.1	Section 906 Certification of Chief Executive Officer.
32.2	Section 906 Certification of Chief Financial Officer.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Presentation Linkbase.

(a)	Incorporated by reference from exhibits of the same number in Registrant’s Registration Statement on Form S-1 (Reg. No. 333-50333), effective June 16, 1998.

(b)	Incorporated by reference from exhibits of the same number in Registrant’s Quarterly Report on Form 10-Q filed on February 16, 1999.

(c)	Incorporated by reference from exhibits of the same number in Registrant’s Annual Report on Form 10-K filed on September 28, 1999.

(d)	Incorporated by reference from exhibits of the same number in Registrant’s Annual Report on Form 10-K filed on September 28, 2000.

(e)	Incorporated by reference from exhibits of the same number in Registrant’s Annual Report on Form 10-K filed on September 29, 2003.

(f)	Incorporated by reference from exhibits of the same number in Registrant’s Annual Report on Form 10-K filed on September 13, 2004.

(g)	Incorporated by reference from exhibit of the same number in Registrant’s Current Report on form 8-K filed on August 4, 2010.

(h)	Incorporated by reference from exhibit of the same number in Registrant’s Annual Report on Form 10-K filed on September 14, 2005.

(i)	Incorporated by reference from exhibit 99.2 to Registrant’s Current Report on Form 8-K filed on November 23, 2005.

(j)	Incorporated by reference from exhibit 99.3 to Registrant’s Current Report on Form 8-K filed on November 23, 2005.

(k)	Incorporated by reference from exhibit 99.4 to Registrant’s Current Report on Form 8-K filed on November 23, 2005.

(l)	Incorporated by reference from exhibit 10.27 to Registrant’s Current Report on Form 8-K filed May 21, 2009.

(m)	Incorporated by reference from exhibits 10.24 and 10.25 to Registrant’s Quarterly Report on Form 10-Q filed on May 10, 2012.

(n)	Incorporated by reference from exhibit 10.26 to Registrant’s Quarterly Report on Form 10-Q filed on February 7, 2013.

(o)	Incorporated by reference from exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on January 9, 2013.

(p)	Incorporated by reference from exhibit 10.2 to Registrant’s Current Report on Form 8-K filed on January 9, 2013.

(q)	Incorporated by reference from exhibit 10.29 to Registrant’s Quarterly Report on Form 10-Q filed on May 16, 2013.

(r)	Incorporated by reference from exhibit 10.30 to Registrant’s Quarterly Report on Form 10-Q filed on May 16, 2013.

(s)	Incorporated by reference from exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on December 9, 2014.

(t)	Incorporated by reference from exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on December 15, 2014.

(*) Indicates management contracts or compensatory plans or arrangements required to be filed as exhibits to this report on Form 10-K.

SIGNATURES
Pursuant to the requirements of the Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Brisbane, State of California, on the 14th day of September 2015.

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
Pursuant to the requirements of the Exchange Act, this Annual Report on Form 10-K has been signed by the following persons in the capacities and on the dates indicated:

Name	Title	Date

/S/ JIM WIGGETT	Chief Executive Officer	September 14, 2015
Jim Wiggett	(Principal Executive Officer)

/S/ LIYUAN WOO	Chief Financial Officer	September 14, 2015
Liyuan Woo	(Principal Financial Officer)

/S/ DARREN HORVATH	Controller	September 14, 2015
Darren Horvath	(Principal Accounting Officer)

/S/ MANNY MASHOUF	Chairman of the Board	September 14, 2015
Manny Mashouf

/S/ BRETT BREWER	Director	September 14, 2015
Brett Brewer

/S/ CORRADO FEDERICO	Director	September 14, 2015
Corrado Federico

/S/ SETH JOHNSON	Director	September 14, 2015
Seth Johnson

/S/ BLAIR LAMBERT	Director	September 14, 2015
Blair Lambert

/S/ ROBERT GALVIN	Director	September 14, 2015
Robert Galvin

bebe stores, inc.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
FISCAL YEARS ENDED JULY 4, 2015, JULY 5, 2014, AND JULY 6, 2013:

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of bebe stores, inc. is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. With the participation of the Chief Executive Officer and the Chief Financial Officer, our management has assessed the effectiveness of the Company’s internal control over financial reporting as of July 4, 2015. In making this assessment, management used the criteria established in Internal Control - Integrated Framework (1992) (the “1992 Framework”) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), which COSO considers superseded as of December 15, 2014 by an updated version of its Internal Control - Integrated Framework issued on May 14, 2013 (the “2013 Framework”). Management believes that, as of July 4, 2015, the Company maintained effective internal control over financial reporting based on the criteria established in the 1992 Framework. Beginning in fiscal 2016, management expects to assess the effectiveness of the Company’s internal control over financial reporting using the criteria established in the 2013 Framework.
bebe stores, inc.’s independent registered public accounting firm, Deloitte & Touche LLP, has issued an audit report on our internal control over financial reporting. This audit report appears on page F-3 of this annual report on Form 10-K.
September 14, 2015

/s/ Jim Wiggett
Jim Wiggett Chief Executive Officer (Principal Executive Officer)

/s/ Liyuan Woo
Liyuan Woo Chief Financial Officer (Principal Financial Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of bebe stores, inc.:
We have audited the accompanying consolidated balance sheets of bebe stores, inc. and subsidiaries (the “Company”) as of July 4, 2015 and July 5, 2014, and the related consolidated statements of operations and comprehensive loss, shareholders’ equity, and cash flows for each of the three years in the period ended July 4, 2015. We also have audited the Company’s internal control over financial reporting as of July 4, 2015, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Annual Report on Internal Control over Financial Reporting”. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of bebe stores, inc. and subsidiaries as of July 4, 2015 and July 5, 2014, and the results of their operations and their cash flows for each of the three years in the period ended July 4, 2015, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of July 4, 2015, based on the criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
/s/ DELOITTE & TOUCHE LLP
San Francisco, California
September 14, 2015

bebe stores, inc.
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share data)

	As of
	July 4, 2015	July 5, 2014
Assets:
Current assets:
Cash and equivalents	$46,947	$94,345
Available for sale securities	17,880	18,665
Receivables (net of allowance of $515 and $413)	7,122	4,814
Inventories	31,317	31,683
Prepaid and other	10,774	10,792
Total current assets	114,040	160,299
Available for sale securities	5,241	11,941
Property and equipment, net	93,229	93,640
Other assets	3,903	4,475
Total assets	$216,413	$270,355
Liabilities and Shareholders’ Equity:
Current liabilities:
Accounts payable	$12,595	$20,022
Accrued liabilities	28,217	39,277
Total current liabilities	40,812	59,299
Deferred rent and other lease incentives	23,952	25,847
Liability for uncertain tax positions	81	78
Total liabilities	64,845	85,224
Commitments and contingencies (Notes 6, 7 and 14)
Shareholders’ equity:
Preferred stock-authorized 1,000,000 shares at $0.001 par value per share; no shares issued and outstanding	—	—
Common stock-authorized 135,000,000 shares at $0.001 par value per share; issued and outstanding 79,660,973 and 79,555,064 shares	80	80
Additional paid-in capital	145,499	142,868
Accumulated other comprehensive (loss) income	(1,776)	3,161
Retained earnings	7,765	39,022
Total shareholders’ equity	151,568	185,131
Total liabilities and shareholders’ equity	$216,413	$270,355
See accompanying notes to consolidated financial statements.

bebe stores, inc.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Amounts in thousands, except per share data)

	Fiscal Year Ended
	July 4, 2015	July 5, 2014	July 6, 2013
Net sales	$427,997	$425,117	$463,169
Cost of sales, including production and occupancy	282,816	286,990	308,974
Gross margin	145,181	138,127	154,195
Selling, general and administrative expenses	170,278	197,796	197,170
Operating loss	(25,097)	(59,669)	(42,975)
Interest and other income, net	368	257	815
Loss from continuing operations, before income taxes	(24,729)	(59,412)	(42,160)
Income tax provision (benefit)	645	(163)	26,985
Loss from continuing operations, net of tax	(25,374)	(59,249)	(69,145)
Loss from discontinued operations, net of tax	(2,297)	(14,133)	(8,275)
Net loss	$(27,671)	$(73,382)	$(77,420)
Basic per share amounts:
Loss from continuing operations, net of tax	$(0.32)	$(0.75)	$(0.84)
Loss from discontinued operations, net of tax	(0.03)	(0.18)	(0.10)
Net loss	$(0.35)	$(0.93)	$(0.94)
Diluted per share amounts:
Loss from continuing operations, net of tax	$(0.32)	$(0.75)	$(0.84)
Loss from discontinued operations, net of tax	(0.03)	(0.18)	(0.10)
Net loss	$(0.35)	$(0.93)	$(0.94)

Basic weighted average shares outstanding	79,616	79,234	81,847
Diluted weighted average shares outstanding	79,616	79,234	81,847
Other comprehensive loss
Unrealized (loss) gain on available for sale securities, net of tax	$(125)	$2,610	$1,653
Foreign currency translation adjustments	(4,812)	(233)	(1,021)
Other comprehensive (loss) income	(4,937)	2,377	632
Comprehensive loss	$(32,608)	$(71,005)	$(76,788)

See accompanying notes to consolidated financial statements.

bebe stores, inc.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Amounts in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
	Number of Shares	Amount
Balances as of June 30, 2012	84,360	$84	$144,180	$152	$217,704	$362,120
Net loss	—	—	—	—	(77,420)	(77,420)
Other Comprehensive Income	—	—	—	632	—	632
Stock based compensation	—	—	3,107	—	—	3,107
Purchase of common stock	(5,488)	(5)	(9,447)	—	(11,774)	(21,226)
Common stock issued under stock plans including tax benefit	168	—	467	—	—	467
Cash dividends declared ($0.10 per share)	—	—	—	—	(8,180)	(8,180)
Balances as of July 6, 2013	79,040	$79	$138,307	$784	$120,330	$259,500
Net loss	—	—	—	—	(73,382)	(73,382)
Other Comprehensive Income	—	—	—	2,377	—	2,377
Stock based compensation	—	—	3,708	—	—	3,708
Common stock issued under stock plans including tax benefit	515	1	853	—	—	854
Cash dividends declared ($0.10 per share)	—	—	—	—	(7,926)	(7,926)
Balances as of July 5, 2014	79,555	$80	$142,868	$3,161	$39,022	$185,131
Net loss	—	—	—	—	(27,671)	(27,671)
Other Comprehensive Income	—	—	—	(4,937)	—	(4,937)
Stock based compensation	—	—	2,420	—	—	2,420
Common stock issued under stock plans including tax benefit	106	—	207	—	—	207
Cash dividends declared ($0.045 per share)	—	—	—	—	(3,582)	(3,582)
Balances as of July 4, 2015	79,661	$80	$145,495	$(1,776)	$7,769	$151,568

See accompanying notes to consolidated financial statements.

bebe stores, inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Fiscal Year Ended
	July 4, 2015	July 5, 2014	July 6, 2013
Cash flows from operating activities:
Net loss	$(27,671)	$(73,382)	$(77,420)
Adjustments to reconcile net loss to cash used in operating activities:
Non-cash compensation expense	2,420	3,708	3,107
Depreciation and amortization	17,847	19,379	21,560
Non-cash charge for asset impairment	480	7,605	7,046
Net loss on disposal of property	28	433	1,335
Deferred income taxes	154	515	27,702
Liability for long term uncertain tax positions	3	(471)	(1,687)
Tax benefit from exercise of stock options and awards	—	—	686
Excess tax benefit from exercise of stock options and awards	—	(223)	(7)
Other	(235)	—	—
Changes in operating assets and liabilities:
Receivables	(2,312)	2,230	2,137
Inventories	246	2,180	(571)
Prepaid and other	(571)	3,177	4,648
Accounts payable	(3,549)	(307)	2,455
Deferred rent and other lease incentives	(1,771)	(4,077)	(244)
Accrued liabilities	(10,109)	8,956	883
Other		—	—
Net cash used in operating activities	(25,040)	(30,277)	(8,370)
Cash flows from investing activities:
Purchase of property and equipment	(21,921)	(19,799)	(24,611)
Purchase of investments	(23,413)	(15,574)	(73,897)
Proceeds from sales and maturities of investments	27,606	80,126	118,066
Other	—	37	—
Net cash (used in) provided by investing activities	(17,728)	44,790	19,558
Cash flows from financing activities:
Proceeds from stock options exercised	20	854	597
Excess of tax benefit on stock options exercised	—	223	7
Cash dividends paid	(3,582)	(7,926)	(8,180)
Purchases of common stock	—	—	(21,226)
Net cash used in financing activities	(3,562)	(6,849)	(28,802)
Net increase (decrease) in cash and equivalents	(46,330)	7,664	(17,614)
Effect of exchange rate changes on cash	(1,068)	(284)	(403)
Cash and equivalents:
Beginning of year	94,345	86,965	104,982
End of year	$46,947	$94,345	$86,965
Non-cash investing activities:
Change in fair value of available for sale securities—unrealized gain	$125	$2,610	$1,653
Accrued capital expenditures	1,457	5,809	2,431
Supplemental information:
Cash paid for interest	$—	$9	$45
Cash paid (received) for income taxes	$200	$(2,052)	$(3,564)
See accompanying notes to consolidated financial statements.

bebe stores, inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Summary of Significant Accounting Policies
Nature of the business—bebe stores, inc. (the “Company”) designs, develops and produces a distinctive line of contemporary women’s apparel and accessories, which it markets under the bebe and BEBE SPORT brand names. As of July 4, 2015, the Company operates 200 specialty retail stores located in 34 states, the District of Columbia, Puerto Rico, and Canada plus our on-line store at www.bebe.com. In addition, the Company has 89 international stores operated by licensees.
The Company has one reportable segment and has two brands with product lines of a similar nature. Revenues of the Company’s international wholesale licensee retail operations represented approximately eight percent of net sales for fiscal years 2015, 2014 and 2013.
Basis of financial statement presentation—The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America (GAAP).
Consolidation—The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany transactions and balances have been eliminated.
Fiscal year—The Company’s fiscal year ends on the first Saturday on or after June 30. Fiscal year 2015 had 52 weeks, fiscal year 2014 had 52 weeks and fiscal year 2013 had 53 weeks.
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
Foreign currency adjustments—The Company enters into a significant amount of purchase obligations outside of the United States, substantially all of which are negotiated and settled in U.S. dollars. The Company also has a subsidiary for which the functional currency is the Canadian dollar. Assets and liabilities of bebe’s foreign operations are translated into U.S. dollars at year-end rates, while income and expenses are translated at the weighted average exchange rates for the year. The related translation adjustments are recorded in accumulated other comprehensive income as a separate component of shareholders’ equity. Intercompany settlements are recorded in interest and other income, net at the weighted average exchange rate for the year.
Cash and equivalents—represent cash and short-term, highly liquid investments with original maturities of less than three months. The Company also classifies amounts in transit from banks for customer credit card and debit card transactions as cash and equivalents as the banks process the majority of these amounts within one or two business days.
Investments—The Company holds certificates of deposit and interest bearing auction rate securities (“ARS”) consisting of federally insured student loan backed securities. The Company designates its investments as available for sale securities which are reported at fair value, with unrealized gains and losses recorded in accumulated other comprehensive income. As of July 4, 2015, the Company’s ARS portfolio totaled approximately $5.2 million, net of impairment, and is classified as available for sale securities. (See note 3 for further discussion of the Company’s investments.)
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
Inventories—are stated at the lower of weighted average cost or market. Cost includes certain indirect purchasing, merchandise handling and storage costs. In addition, the Company estimates and accrues shortage for the period between the last physical count and the balance sheet date. Inventory includes raw materials of $0.5 million and $1.2 million as of July 4, 2015 and July 5, 2014, respectively.
Allowance for doubtful accounts—The changes in the allowance for doubtful accounts are summarized below (in thousands):

	Fiscal Year Ended
	July 4, 2015	July 5, 2014	July 6 2013
Balance at beginning of year	$413	$97	$1,255
Charged to expense	215	505	101
Write offs	(113)	(189)	(1,259)
Balance at end of year	$515	$413	$97
Property and equipment, net—are stated at cost. Depreciation and amortization on property and equipment is computed using the straight-line method over the following estimated useful lives and is included within selling, general and administrative expenses except for depreciation expense related to our distribution center which is included in cost of sales.

Description	Term
Buildings	39.5 years
Leasehold improvements	10 years or term of lease, whichever is shorter
Furniture, fixtures, equipment and vehicles	5
Computer hardware and software	3
Impairment of long-lived assets—The Company regularly reviews the carrying value of its long-lived assets. Long-lived assets are reviewed whenever events or changes in circumstances indicate that the carrying amount of its assets might not be recoverable. Assets are grouped and evaluated for impairment at the lowest level of which there are identifiable cash flows, which is generally at a store level. Store assets are reviewed for impairment using factors including, but not limited to, the Company’s future operating plans and projected cash flows. The determination of whether impairment has occurred is based on an estimate of undiscounted future cash flows directly related to that store, compared to the carrying value of the assets. The Company recognizes full or partial impairment if the sum of the undiscounted future cash flows of a store does not exceed the carrying value of the assets. For impaired assets, the Company recognizes a loss equal to the difference between the net book value of the asset and its estimated fair value. Fair value is based on discounted future cash flows of the asset using a discount rate commensurate with the risk. In addition, at the time a decision is made to close a store, the Company records an impairment charge, if appropriate, and accelerates depreciation over the revised useful life of the asset.
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
In fiscal 2014, the Company discontinued its 2b division and closed stores prior to the expiration of the related leases and recorded a liability for lease termination costs which was equal to the contractual maximum for leases that contained a bebe stores, inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
1. Summary of Significant Accounting Policies (Continued)

contractual cap on liability. For leases with no contractual maximum, a liability was recorded for the difference between the present value of our future lease payments and related costs (e.g. common area maintenance and real estate taxes) from the date of closure through the end of the remaining lease term, reduced by assumed sublease rental income. The estimate of future cash flows was based on an analysis of the specific real estate market and included input from an independent real estate broker. Cash flows were discounted using a credit-adjusted risk free interest rate. In fiscal 2015, the Company settled its obligations related to these leases and recorded the adjustments within discontinued operations in the period of settlement.
Revenue recognition—The Company recognizes revenue at the time the products are received by the customer. Revenue is recognized for store sales at the point at which the customer receives and pays for the merchandise at the register. For on-line sales, revenue is recognized at the time the customer receives the product. The Company estimates and defers revenue and the related product costs for shipments that are in transit to the customer. Customers typically receive goods within a few days of shipment. Amounts related to shipping fees are included in net sales and the related costs are included in cost of goods sold. Sales tax collected from customers on sales are excluded from revenue.
The Company records a reserve for estimated product returns based on estimated margin using historical return trends. If actual returns are greater than those projected, additional sales returns may be recorded in the future. The changes in the returns reserve are summarized below (in thousands):

	Fiscal Year Ended
	July 4, 2015	July 5, 2014	July 6 2013
Balance at beginning of year	$655	$703	$817
Charged to cost and expense	19,157	18,782	15,224
Returns	(19,115)	(18,830)	(15,338)
Balance at end of year	$697	$655	$703
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
Advertising costs—are charged to expense when the advertising takes place. Advertising costs from continuing operations were $17.8 million, $27.4 million and $23.2 million, respectively, during fiscal 2015, 2014 and 2013.

bebe stores, inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
1. Summary of Significant Accounting Policies (Continued)

Income taxes—are accounted for using an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. The Company is subject to periodic audits by the Internal Revenue Service and other foreign, state and local taxing authorities. These audits may challenge certain of the Company’s tax positions such as the timing and amount of income and deductions and the allocation of taxable income to various tax jurisdictions. The Company evaluates its tax positions and establishes liabilities in accordance with applicable accounting guidance on uncertainty in income taxes. In estimating future tax consequences, all expected future events known to management are considered other than pending changes in the tax law or rates. The Company regularly assesses the need for a valuation allowance against its deferred assets. In evaluating whether it is more likely than not that some or all of the Company’s deferred tax assets will not be realized, it considers all available positive and negative evidence, including recent year’s operational results which is objectively verifiable evidence. As a result of its evaluation of the realizability of its deferred tax assets as of July 4, 2015, the Company has concluded, based upon all available evidence, that it is more likely than not that its deferred tax assets will continue to not be realized and the Company has recorded a full valuation allowance.
Additional income tax information has been included in note 10 of the notes to the financial statements.
Self-insurance—The Company uses a combination of insurance and self-insurance for employee related health care benefits and workers compensation. The Company records self-insurance liabilities based on claims filed and an estimate of those claims incurred but not reported.
Stock-based compensation—The Company has equity awards that vest based on achieving a service condition, and also has equity awards that vest based on a market-based or performance-based condition.

For awards to employees that have service-based vesting conditions, the Company recognizes compensation expense, based on the calculated fair value on the date of grant. For restricted stock units (“RSU”), the Company determines the fair value based on the stock price at the grant date. For stock options, the Company determines the fair value using the Black-Scholes option pricing model. This model requires subjective assumptions, which are affected by its stock price as well as assumptions regarding a number of complex and subjective variables. These variables include its expected stock price volatility over the term of the awards, actual and projected employee exercise behaviors, risk-free interest rate and expected dividends. As the stock-based compensation expense recognized in the consolidated statements of operations and comprehensive loss for fiscal 2015, 2014 and 2013 is based on awards ultimately expected to vest, such amount has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company estimates forfeitures based on its historical experience.

During fiscal year 2014, as part of the total long term executive incentive plan, the Company’s Board of Directors granted a target performance award of 132,138 restricted stock units (“RSU”) to certain members of its senior executive team that contained a market-based performance condition in addition to a service component. These RSUs vest after three years from the date of grant and the grants ultimately awarded will be based upon the performance percentage, which can range from 0-200% of the target performance award grant. The RSUs ultimately issued upon vesting are based on the Company’s performance relative to peer group companies’ two year compound annual growth rate of total shareholder return. Total shareholder return is measured based on a comparison of the closing price on June 30, 2013, the day prior to the performance period beginning, and the closing price on June 30, 2015, the last day of the performance period. Total shareholder return will include the effect of dividends paid during the performance period. The per share fair value of these RSUs at their grant date was $6.83 and was estimated on the date of grant using a Monte Carlo simulation model that included valuation inputs for expected volatility 41%, risk free interest rate 0.38%, dividend yield 1.8% and correlation to peer group companies of 22%. The Company's stock price did not meet the performance target, thus no shares will be issued.
Earnings per share—Basic earnings per share (EPS) is computed as net earnings divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through the exercise of outstanding dilutive stock options.

bebe stores, inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
1. Summary of Significant Accounting Policies (Continued)

The following is a reconciliation of the number of shares used in the basic and diluted earnings per share computations:

	Fiscal Year Ended
	July 4, 2015	July 5, 2014	July 6 2013
	(in thousands)
Basic weighted average number of shares outstanding	79,616	79,234	81,847
Incremental shares from assumed issuance of stock options and RSUs	—	—	—
Diluted weighted average number of shares outstanding	79,616	79,234	81,847
The number of incremental shares from the assumed issuance of stock options and RSUs is calculated by applying the treasury stock method.
Excluded from the computation of the number of diluted weighted average shares outstanding were anti-dilutive options to purchase 3.7 million, 4.8 million and 5.5 million shares for the fiscal years ended July 4, 2015, July 5, 2014 and July 6, 2013, respectively.
Comprehensive loss—consists of net loss and other comprehensive loss (income, expenses, gains and losses that bypass the income statement and are reported directly as a separate component of net loss). The Company’s comprehensive loss includes net income (loss), unrealized gains (losses) on investments and foreign currency translation adjustments for all periods presented. Such components of comprehensive income are shown in the consolidated statements of operations and comprehensive loss.
The Company had the following balances of accumulated comprehensive income (loss):

	Foreign Currency Translation	Fair Value Adjustment for ARS	Accumulated Other Comprehensive Income Loss)
	(In thousands)
Balance at July 6, 2013	$7,028	$(6,244)	$784
Foreign currency translation adjustments	(233)	—	(233)
Change in fair value of ARS	—	2,610	2,610
Other comprehensive income (loss)	$(233)	$2,610	$2,377
Balance at July 5, 2014	6,795	(3,634)	3,161
Foreign currency translation adjustments	(4,812)	—	(4,812)
Change in fair value of ARS	—	(125)	(125)
Other comprehensive income (loss)	(4,812)	(125)	(4,937)
Balance at July 4, 2015	$1,983	$(3,759)	$(1,776)

bebe stores, inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
1. Summary of Significant Accounting Policies (Continued)

Recent Accounting Pronouncements
Revenue Recognition
In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers", or ASU 2014-09, which states that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this, an entity will need to identify the contract with a customer; identify the separate performance obligations in the contract; determine the transaction price; allocate the transaction price to the separate performance obligation in the contract; and recognized revenue when (or as) the entity satisfies each performance obligation. ASU No. 2014-09 will be effective for fiscal years beginning after December 15, 2017, and interim periods within those years. The Company is currently assessing its approach to the adoption of this standard and the impact on its results of operations and financial position.

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
Inventory
In July 2015, the FASB issued ASU No. 2015-11, "Simplifying the Measurement of Inventory". The new standard amends the guidelines for the measurement of inventory from lower of cost or market to the lower of cost and net realizable value (NRV). NRV is defined as the estimated selling prices in the ordinary course of business less reasonably predictable costs of completion, disposal, and transportation. Under existing standards, inventory is measured at lower of cost or market, which requires the consideration of replacement cost, NRV, and NRV less an amount that approximates a normal profit margin. This ASU eliminates the requirement to determine and consider replacement cost or NRV less an approximately normal profit margin for inventory measurement. The new standard is effective prospectively beginning January 1, 2017, with early adoption permitted. The Company is currently evaluating the impact, if any, of adopting this new accounting guidance on its results of operations and financial position.
2. Discontinued Operation of 2b Stores
In the fourth quarter of fiscal 2014, the Company closed all 2b stores including 2b.com. The results of the 2b operations have been presented as discontinued operations in the accompanying consolidated statements of operations and comprehensive income (loss) for all periods presented and are as follows:

	Fiscal Year Ended
	July 4, 2015	July 5, 2014	July 6, 2013
		(In thousands)
Net sales	$349	$21,418	$21,516
Cost of sales, including production and occupancy	1,528	18,692	17,414
Gross margin	(1,179)	2,726	4,102
Selling, general and administrative expenses	1,118	16,857	12,375
Loss from discontinued operations, before income tax provision	(2,297)	(14,131)	(8,273)
Tax provision	—	2	2
Loss from discontinued operations, net of tax provision	$(2,297)	$(14,133)	$(8,275)

bebe stores, inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Costs associated with exit or disposal activities are recorded when the liability is incurred. As of July 4, 2015 and July 5, 2014, the Company had accruals of $0.0 million and $7.4 million, respectively, for future costs associated with discontinued operations. This reserve was included within the "Accrued liabilities" line in the consolidated balance sheets. A roll forward of the reserve is presented as follows:

	Lease Obligations	Other Costs	Total
		(In thousands)
Balance as of July 5, 2014	$6,385	$1,000	$7,385
Costs incurred in fiscal 2015	1,252	896	2,148
Cash payments/or markdowns applied	(7,637)	(1,896)	(9,533)
Balance as of July 4, 2015	$—	$—	$—

3. Investments
As of July 4, 2015, the fair value of the Company’s auction rate securities (ARS) portfolio totaled approximately $5.2 million classified as available for sale securities, which is net of a temporary impairment charge of $3.8 million. As of that date, the Company’s ARS portfolio consists of federally insured student loan backed securities. The Company’s ARS portfolio consists of approximately 22% AA rated investments and 78% B- rated investments. As of July 5, 2014 the Company's portfolio consisted of 21% AAA rated investments, 19% AA rated investments, 23% A rated investments, 20% BBB rated investments and 17% CCC rated investments. These ARS investments were intended to provide liquidity via an auction process that resets the applicable interest rate at predetermined calendar intervals, allowing investors to either roll over their holdings or gain immediate liquidity by selling such interests at par. The uncertainties in the credit markets that began in February 2008 have affected the Company’s holdings in ARS investments and auctions for the Company’s investments in these securities have failed to settle on their respective settlement dates. Historically the fair value of ARS investments had approximated par value due to the frequent resets through the auction process. While the Company continues to earn interest on its ARS investments at the maximum contractual rate, the majority of these investments are not currently trading and therefore do not currently have a readily determinable market value. Accordingly, the estimated fair value of ARS no longer approximates par value. Consequently, the investments are not currently liquid, and the Company will not be able to access these funds until a future auction of these investments is successful, the issuer redeems the securities, or at maturity. Maturity dates for these ARS investments range from 2031 to 2033 with principal distributions occurring on certain securities prior to maturity.
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
3. Investments ( Continued)

The following is a summary of the Company’s investments:

	As of July 4, 2015
	Cost	Unrealized Losses Less Than 12 Months	Unrealized Losses 12 Months or Greater	Estimated Fair Value
	(in thousands)
Short term certificates of deposit	$17,880	$—	$—	$17,880
Long term auction rate securities	$9,000	$—	$3,759	$5,241

	As of July 5, 2014
	Cost	Unrealized Losses Less Than 12 Months	Unrealized Losses 12 Months or Greater	Estimated Fair Value
	(in thousands)
Short term certificates of deposit	$18,665	$—	$—	$18,665
Long term auction rate securities	15,575	—	3,634	11,941
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
As of July 4, 2015, the Company held financial instruments that are measured at fair value on a recurring basis. These included cash equivalents and available for sale securities. Cash equivalents consist of money market funds. Short term available for sale securities consist of certificates of deposit. Long term available for sale securities consist of ARS. These ARS consist of federally insured student loan backed securities.
The Company determined the estimated fair value of its investment in ARS as of July 4, 2015 by reviewing trading activity for similar securities in secondary markets as well as by using a discounted cash flow model. The assumptions used in preparing the discounted cash flow model include estimates for liquidity (average of LIBOR +6.04%), interest rates (weighted average of 0.1%), timing (range from 11 – 14 years), credit ratings and amount of cash flows and expected holding periods of the ARS and recent trading activity in the secondary marketplace.
The following items are measured at fair value on a recurring basis at July 4, 2015:

Description	July 4, 2015	Using Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
	Fair value measurements at reporting date (In thousands)
Cash equivalents	$14,426	$14,426	$—	$—
Current available for sale securities	17,880	—	17,880	—
Non-current available for sale securities	5,241	—	—	5,241
Total	$37,547	$14,426	$17,880	$5,241

bebe stores, inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following items are measured at fair value on a recurring basis at July 5, 2014:

Description	July 5, 2014	Using Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
	Fair value measurements at reporting date (In thousands)
Cash equivalents	$46,423	$46,423	$—	$—
Current available for sale securities	18,665		18,665	—
Non-current available for sale securities	11,941		—	11,941
Total	$77,029	$46,423	$18,665	$11,941
During the fiscal years ended July 4, 2015 and July 5, 2014, there were no transfers of assets and liabilities between Level 1 (quoted prices in active markets for identical assets) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy. An impairment charge has been recorded that reduces the carrying amount of the non-current available for sale securities of $9.0 million to their estimated fair value of $5.2 million as of July 4, 2015. The following table presents the Company’s activity for assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the fiscal year ended July 4, 2015:

(In thousands)
Balance at July 5, 2014	$11,941
Total gains or (losses) (realized or unrealized):
Included in earnings	—
Included in other comprehensive income	(125)
Settlements	(6,575)
Balance at July 4, 2015	$5,241

Non-financial Assets
The Company measures certain non-financial assets and liabilities, including long-lived assets, at fair value on a non-recurring basis. During the fiscal years ended July 4, 2015, July 5, 2014 and July 6, 2013, the Company recorded impairment charges of $0.5 million, $7.0 million and $3.8 million, respectively, related to under-performing stores. The following table presents the Company’s considerations of at-risk assets for the fiscal years ended July 4, 2015, July 5, 2014 and July 6, 2013, respectively:

	Fiscal Year Ended
	July 4, 2015	July 5, 2014	July 6, 2013
Number of stores identified as at risk and evaluated for impairment	28	38	42
Number of stores identified as at risk, but not impaired	(21)	(10)	(18)
Number of stores identified as at risk with impairment	7	28	24

Total carrying amount of stores identified as at risk prior to any impairment charges taken	$4.4	$8.4	$7.1
Total carrying amount of stores identified as at risk, but not impaired	(3.9)	(1.2)	(3)
Total carrying amount of stores identified for impairment	0.5	7.2	4.1
Impairment charges recorded during the period	(0.5)	(7.0)	(3.8)
Remaining carrying amount of stores identified for impairment after impairment charges taken	$—	$0.2	$0.3

bebe stores, inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The fair market value of these assets was determined using the income approach and level 3 inputs, which required management to make significant estimates about future operating plans and projected cash flows. Management estimates the amount and timing of future cash flows based on its experience and knowledge of the retail market in which each store operates. The assumptions used in preparing the discounted cash flow model and the related sensitivity analysis around the discounted cash flow model include estimates for weighted average cost of capital 11.0% and annual revenue growth rates (range from 2.0% – 5.0%). The stores not impaired had undiscounted cash flows that exceeded their net carrying amount at a weighted average of 199%, 447% and 472% for the fiscal years ended July 4, 2015, July 5, 2014 and July 6, 2013, respectively.

5. Inventories
The Company’s inventories consist of:

	As of
	July 4, 2015	July 5, 2014
	(In thousands)
Raw materials	$548	$1,206
Merchandise available for sale	30,769	30,477
Inventories	$31,317	$31,683
6. Credit Facilities
On May 14, 2014 the Company entered into a stand-by letter of credit agreement which provides for issuance of one or more stand-by letters of credit. As of July 4, 2015 there was $3.8 million outstanding, related to two stand-by letters of credit. To date, no beneficiary has drawn upon the stand-by letter of credit.
7. Lease Obligations
Rent expense under operating leases for the fiscal years ended July 4, 2015, July 5, 2014, and July 6, 2013 was $80.4 million, $86.9 million and $94.1 million, respectively. Rent expense included other lease-required expenses for fiscal years 2015, 2014 and 2013 of $27.1 million, $28.4 million and $31.3 million, respectively. Store leases typically provide for payment by the Company of certain operating expenses, real estate taxes and additional rent based on a percentage of net sales if a specified net sales target is exceeded. In addition, certain leases have escalation clauses and provide for terms of renewal and/or early termination based on the net sales volumes achieved.
Future minimum lease payments for noncancellable leases at July 4, 2015 are as follows:

Operating Leases
(in thousands)
Fiscal year
2016	$45,239
2017	36,913
2018	30,787
2019	25,265
2020	22,658
Thereafter	52,381
Total minimum lease payments	$213,243

bebe stores, inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Accrued Liabilities
Accrued liabilities consist of the following (in thousands):

	As of
	July 4, 2015	July 5, 2014
Gift certificates, gift cards and store credits	$4,984	$5,176
Employee compensation	9,772	9,802
Sales/use tax payable	3,525	3,466
Deferred revenue	3,179	3,994
Capital expenditures	1,678	1,852
Lease obligation costs	—	6,385
Other	5,079	8,602
Total	$28,217	$39,277

Costs associated with exit or disposal activities, (including restructuring charges) are recorded as a liability when incurred. The Company had $1.9 million accrued as of July 5, 2014 for future severance costs associated with a restructuring that occurred in fiscal 2014 as follows (in thousands):

Total
Balance at July 5, 2014	$1,944
Costs incurred in fiscal 2015	—
Cash payments	(1,944)
Balance at July 4, 2015	$—
This amount was included in employee compensation and was recorded in selling, general and administrative expenses in fiscal 2014.

9. Intangible Asset
During the third quarter of fiscal 2011, the Company acquired the registered trademark in the People’s Republic of China for the “bebe” mark (“the Mark”). The Company has recognized the full $0.9 million purchase price of the Mark as an indefinite-lived intangible asset which is included in other assets on the consolidated balance sheets. The Mark is subject to annual impairment testing, unless there is an indicator of impairment, which would require an interim impairment review.

bebe stores, inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Income Taxes
Significant components of the provision for income taxes expense (benefit) from continuing operations are as follows:

	Fiscal Year Ended
	July 4, 2015	July 5, 2014	July 6, 2013
	(in thousands)
Current:
Federal	$—	$—	$—
State	214	(440)	(34)
Foreign	278	(204)	(1,475)
	492	(644)	(1,509)
Deferred:
Federal	—	—	21,753
State	—	—	6,417
Foreign	153	481	324
	153	481	28,494
Provision (benefit) from continuing operations	$645	$(163)	$26,985
The components of earnings (loss) from continuing operations before income taxes are as follows:

	Fiscal Year Ended
	July 4, 2015	July 5, 2014	July 6, 2013
	(in thousands)
United States	$(32,896)	$(69,191)	$(53,643)
Foreign	8,167	9,779	11,483
Total income (loss) from continuing operations before income taxes	$(24,729)	$(59,412)	$(42,160)
A reconciliation of the federal statutory tax rate with the Company’s effective income tax rate from continuing operations is as follows:

	Fiscal Year Ended
	July 4, 2015	July 5, 2014	July 6, 2013
Federal statutory rate	(35.0)%	(35.0)%	(35.0)%
State rate, net of federal benefit	(1.9)	(3.2)	(3.3)
Tax-exempt interest	—	—	(0.2)
Stock-based compensation	1.0	0.1	0.4
Valuation allowance	41.4	39.3	101.1
Foreign deferred tax adjustment	(1.5)	(0.8)	0.2
Tax reserve adjustment	—	(0.5)	0.5
Other	(1.4)	(0.2)	0.3
Effective tax rate	2.6%	(0.3)%	64.0%

bebe stores, inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Income Taxes (Continued)
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax reporting purposes.
Significant components of the Company’s deferred tax assets (liabilities) are as follows:

	July 4, 2015	July 5, 2014
	(in thousands)
Current:
Gift certificates, gift cards and store credits	$1,178	$1,204
Inventory	2,292	2,399
Other accrued expenses	1,113	3,142
Deferred revenue	882	1,158
Accrued vacation	774	702
State taxes	(1)	(61)
Prepaid expenses	(884)	(699)
Tax credit and net operating loss carryovers	0	154
Other	12	3
Total current	5,366	8,002
Valuation allowance	(5,290)	(7,939)
Current deferred tax assets (liabilities), net	76	63
Non-Current:
Basis difference in fixed assets	14,734	15,005
Deferred rent	5,902	6,528
Stock based compensation	1,726	4,348
Foreign tax credit	1,571	1,101
Tax credit and net operating loss carryovers	56,771	42,625
Construction allowance	(5,951)	(5,265)
Unrealized loss on ARS	1,432	1,339
Indirect benefit from uncertain tax positions	45	42
Other	—	253
Total non-current	76,230	65,976
Valuation allowance	(76,306)	(65,885)
Non-current deferred tax assets, net	(76)	91
Deferred tax assets, net	$—	$154
As of July 4, 2015, the Company has federal, state and foreign gross net operating loss carryovers of approximately $146.0 million, $104.8 million and $2.6 million, respectively. If not used, these carry forwards will expire at various dates from fiscal year 2017 to fiscal year 2035. The Company also has foreign tax credit and state tax credit carry forwards of approximately $1.6 million and $0.1 million, respectively, which will be available to offset future taxable income. If not used, the foreign tax credit carry forwards will expire at various dates from 2017 to 2026 and the state tax credit will expire from fiscal year 2021 to fiscal year 2023.
As of July 4, 2015, it was considered more likely than not that the Company’s deferred tax assets would not be realized. The Company regularly assesses the need for a valuation allowance against its deferred assets. In evaluating whether it is more likely than not that some or all of the Company’s deferred tax assets will not be realized, it considers all available positive and negative evidence, including recent years' operating results which is objectively verifiable evidence. As a result of its evaluation of the realizability of its deferred tax assets as of July 4, 2015, the Company has concluded, based upon all available evidence, that it is more likely than not that the majority of its deferred tax assets will not be realized. Therefore, the Company has increased its valuation allowance by approximately $7.8 million for the current fiscal year. The Company will continue to bebe stores, inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Income Taxes (Continued)
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
The Company accounts for interest and penalties related to unrecognized tax benefits as a component of income tax expense. During the fiscal years ended July 4, 2015, July 5, 2014 and July 6, 2013, the Company recognized approximately $0.0 million, $(0.1) million, and $(0.3) million in interest and penalties, respectively. The Company had approximately $0.0 million and $0.0 million for the accrual of interest and penalties at July 4, 2015 and July 5, 2014, respectively.
The Company could be subject to Federal income tax examinations for fiscal years 2012 and forward and could be subject to state and Canada examinations for fiscal years 2011 and forward. The Company is currently under examination with the IRS for fiscal years 2012 and fiscal year 2013. The Company is under audit in certain states for fiscal year 2011 through fiscal year 2013, and expects additional audits to commence. At this time, the Company does not believe that the outcome of any examination will have a material impact on the Company’s financial statements.
As of July 4, 2015, the Company has $0.4 million in unrecognized tax benefits. A reconciliation of the beginning and ending amount of unrecognized tax benefits follows:

	July 4, 2015	July 5, 2014	July 6, 2013
	(in thousands)
Balance as of beginning of period	$384	$898	$1,756
Additions for tax positions taken during the current year	—	—	511
Additions for tax positions taken during prior years	—	—	77
Reductions for tax positions taken during the current year	—	(272)	—
Settlements	—	(180)	(37)
Expirations of statues of limitations	—	(62)	(1,409)
Balance as of end of period	$384	$384	$898
Of the $0.4 million recorded at July 4, 2015, $0.3 million of unrecognized tax benefits would affect the effective tax rate if recognized. While the Company expects the amount of unrecognized tax benefits to change in the next twelve months, the change is not expected to have a significant effect on the estimated effective annual tax rate, the results of operations or financial position.

11. Property and Equipment:
Property and equipment consist of the following:

	As of
	July 4, 2015	July 5, 2014
	(in thousands)
Leasehold improvements	$128,220	$121,346
Furniture, fixtures and equipment	50,337	51,107
Computer hardware and software	57,064	48,815
Land and buildings	29,478	29,478
Construction in progress	4,431	14,984
Total	269,530	265,730
Less: Accumulated depreciation	(176,301)	(172,090)
Property and equipment, net	$93,229	$93,640
Construction in progress consists primarily of construction costs related to stores that will open subsequent to year end and information technology projects.

bebe stores, inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Employee Benefit Plan
Employees are eligible to participate in the Company’s 401(k) plan if they have been employed by the Company for six months, have reached age 21 and work at least 1,000 hours annually. Generally, employees can defer up to 75% of their gross wages up to the maximum limit allowable under the Internal Revenue Code. The Company makes a 10% matching contribution up to the annual maximum IRS contribution limit for the employee each payroll and, provided certain earnings goals are met, the Plan allows for an incremental 10% match following year end. Company contributions to the plan for the fiscal years ended July 4, 2015, July 5, 2014 and July 6, 2013 were $0.4 million, $0.0 million and $0.5 million, respectively.
13. Shareholders’ Equity
Preferred Stock
The Company is authorized to issue up to 1,000,000 shares of $0.001 par value preferred stock and to fix the rights, preferences, privileges and restrictions including voting rights, of these shares without any further vote or approval by the shareholders. No preferred stock has been issued to date.
Common Stock Plans
The 1997 Stock Plan as amended (the “Stock Plan”) provides for the grant of incentive stock options, non-qualified stock options, stock purchase rights, stock awards and service-based and performance-based restricted stock units (“RSU”). Although the Stock Plan allows for stock options and related awards to be granted at prices below fair market value, the Company has historically granted such options at the fair market value of the stock on the date of grant. Stock options and related awards have a maximum term of ten years. Options and restricted stock units granted to employees generally vest over four years with 25% of the award vested on each of the four anniversary dates. Options granted to directors generally vest over four years with 25% of the award vested on each of the four anniversary dates. RSUs awarded to directors generally vest over a period of one year from the date of grant. As of July 4, 2015, the Company has 11,050,957 shares of common stock authorized and unissued under the Stock Plan and there were 6,223,772 shares available for future grant.
The following table summarizes information about stock options outstanding at July 4, 2015:

	Options Outstanding			Options Vested and Exercisable
Exercise Prices	Number (in thousands)	Weighted Average Remaining Life (in years)	Weighted Average Exercise Price	Number (in thousands)	Weighted Average Exercise Price
$2.34 to $3.81	84	9.20	$2.38	1	$3.81
$3.99 to $3.99	299	7.45	3.99	288	3.99
$4.02 to $5.35	325	7.27	5.00	132	5.00
$5.36 to $5.64	279	8.14	5.52	82	5.54
$5.70 to $6.29	427	6.20	6.03	304	6.12
$6.33 to $7.14	221	5.19	6.57	208	6.56
$7.37 to $7.37	337	5.64	7.37	260	7.37
$7.39 to $7.64	379	2.33	7.61	361	7.61
$7.87 to $15.01	266	3.51	10.27	260	10.31
$16.21 to $24.68	40	1.18	19.89	39	19.89
	2,657			1,935

bebe stores, inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
13. Shareholders’ Equity (Continued)

As of July 4, 2015 and July 5, 2014, and June 30, 2013 there were approximately 1,935,328, 3,512,000 and 2,894,000 options exercisable at weighted-average exercise prices per share of $7.04, $6.62 and $8.04, respectively.
The following table summarizes stock option activity:

	Shares Outstanding (Amounts in thousands)	Weighted Average Exercise Price of Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding, July 5, 2014	4,942	$6.34
Granted	82	2.34
Exercised	—	—
Cancelled	(2,367)	5.92
Outstanding, July 4, 2015	2,657	$6.58	5.72	$—
Exercisable, July 4, 2015	1,935	$7.04	4.96	$—
Options vested and expected to vest—end of period	2,466	$6.72	5.52	$—
Intrinsic value for stock options is defined as the difference between the current market value and the grant price. For the fiscal years ended July 4, 2015, July 5, 2014 and July 6, 2013 the total intrinsic value of stock options exercised was $0.0 million, $0.1 million and $0.1 million, respectively. Cash received from stock options exercised during the fiscal years ended July 4, 2015, July 5, 2014 and July 6, 2013 was $0.0 million, $0.1 million and $0.4 million, respectively, and the actual tax benefit realized for tax deductions from stock options exercised totaled $0.0 million, $0.1 million and $0.1 million, respectively.
The following table summarizes RSU activity:

	Shares (in thousands)	Weighted Average Grant Date Fair Value Per Share
Nonvested, July 5, 2014	557	$5.50
Granted	1,881	2.65
Cancelled	(149)	4.22
Vested	(99)	2.96
Nonvested, July 4, 2015	2,190	$4.87
Stock-based compensation
For the fiscal years ended July 4, 2015, July 5, 2014 and July 6, 2013, the Company recognized share-based compensation expense of $2.4 million, $3.7 million and $3.1 million, respectively, as a component of selling, general and administrative expenses. As of July 4, 2015, there was $2.3 million (before any related tax benefit) of total unrecognized compensation cost related to nonvested share-based compensation that is expected to be recognized over a weighted-average period of 1.78 years.

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

The following table presents the weighted average assumptions used in the option pricing model for the stock options granted in the fiscal years ended July 4, 2015, July 5, 2014 and July 6, 2013:

bebe stores, inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
13. Shareholders’ Equity (Continued)

	July 4, 2015	July 5, 2014	July 6, 2013
Expected dividend rate	2.56%	1.64%	2.26%
Volatility	51.8%	42.1%	45.5%
Risk-free interest rate	1.7%	1.6%	0.8%
Expected lives (years)	4.33	4.51	4.50
Fair value per option granted	$0.84	$1.80	$1.40

Stock Purchase Plan
The 1998 Employee Stock Purchase Plan (the “Plan”) has a total of 2,531,250 shares of common stock reserved for issuance. The Plan is implemented in three month purchase periods. The price at which stock may be purchased is equal to 95% of the fair market value of the Company’s common stock on the Purchase Date. During the fiscal years ended July 4, 2015, July 5, 2014 and July 6, 2013, there were 7,400, 9,800 and 10,600 shares issued, respectively.
14. Litigation

As of the date of this filing, the Company is involved in ongoing legal proceedings as described below.

A former employee filed a complaint against the Company on July 27, 2006 in the Superior Court of California, San Mateo County (Case No. CIV 456550) alleging a failure to pay wages and to provide meal and rest periods, among other claims. The plaintiff purported to bring the action on behalf of current and former California bebe managers who are similarly situated. On or about September 2014, the parties entered a settlement agreement conditioned upon court approval and a certain class participation rate which is consistent with amounts the Company previously accrued. The Court granted preliminary approval of the settlement. The parties intend to proceed with the administration of the settlement terms with the class members.

A former employee filed a complaint against the Company on November 2, 2010 in the Superior Court of California, San Bernardino County (Case No. CIVRS1011823) alleging a failure to pay wages, failure to provide meal and rest periods and other violations of the California Labor Code and California Business & Professions Code §17200 et. seq.  The plaintiff purported to bring the action on behalf of current and former California bebe stylists and sales associates who are similarly situated.  The complaint seeks damages, civil penalties and injunctive relief among other remedies. The Company continues to defend against the claims. The Company is unable to estimate an amount or range of any reasonably possible losses.

A customer served the Company with a complaint on January 31, 2014 in the United States District Court for the Northern District of California (Civil Action No. C14-267 DMR) alleging various violations of the Telephone Consumer Protection Act (47 U.S.C. §§227 et seq.) and violations of California’s unfair competition law (California Business and Professions Code §§ 17200, et seq.) stemming from an alleged failure to obtain customer consent prior to sending text messages. The plaintiff purported to bring the action on behalf of others similarly situated.  The complaint seeks damages and injunctive relief among other remedies.  The parties have commenced discovery. The Company continues to defend against the claims. The Company is unable to estimate an amount or range of any reasonably possible losses.

A customer served the Company with a complaint on May 20, 2014 in the United States District Court for the Northern District of California (Civil Action No. 3:14-CV-01968) alleging negligent and willful violations of the Telephone Consumer Protection Act (47 U.S.C. §§227 et seq.) stemming from an alleged failure to obtain customer consent prior to sending text messages. The plaintiff purports to bring the action also on behalf of others similarly situated.  The complaint seeks damages and injunctive relief other remedies.  The Company continues to defend against the claims. This proceeding was consolidated with the action referenced above (Civil Action No. C14-267 DMR). The Company is unable to estimate an amount or range of any reasonably possible losses.

The Company is involved in additional legal proceedings arising in the normal course of business.

Regarding all matters referenced herein, the Company intends to defend itself vigorously and has, accrued estimated amounts of liability where required, appropriate and determinable. Any such estimates may be revised as further information bebe stores, inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
14. Litigation (Continued)

becomes available. The results of any litigation are inherently uncertain and as such the Company cannot assure that it will be able to successfully defend itself in these lawsuits nor that any amounts accrued are sufficient.  The Company believes that the legal proceedings referenced herein, as well as the amounts accrued as of this filing, either individually or in the aggregate, will not have a material adverse effect on our business, financial condition or results of operations.

15. Related Party Transactions

During the fiscal years 2015, 2014 and 2013 the Company made payments of $0.7 million, $0.6 million and $0.3 million, respectively to Skid Holdings LLC for consulting services. Skid Holdings is owned by Manny Mashouf, the Chairman of the Board of the Company. Also in fiscal 2015, 2014 and 2013 the Company made payments of $0.0 million, $0.1 million and $0.2 million, respectively to PM Consulting Group, a company owned by Paul Mashouf, the son of Manny Mashouf. PM Consulting Group provided consulting services related to logistics to the Company during these periods.

16. Quarterly Financial Information (Unaudited)
The quarterly financial information presented below reflects all adjustments which, in the opinion of the Company’s management, are of a normal and recurring nature necessary to present fairly the results of operations for the periods presented.

	2015 Quarter Ended
	October 4	January 3	April 4	July 4
	(in thousands, except per share data)
Net sales	$102,156	$128,914	$92,668	$104,259
Gross margin	32,770	47,907	28,187	36,317
Selling, general and administrative expenses	42,127	47,816	39,047	41,288
(Loss) income from operations	(9,357)	91	(10,860)	(4,971)
(Loss) income from continuing operations before income taxes	(8,950)	119	(10,817)	(5,081)
Loss from continuing operations, net of tax	(8,986)	(20)	(10,892)	(5,476)
(Loss) income from discontinued operations, net of tax	(1,831)	(365)	(354)	253
Net loss	(10,817)	(385)	(11,246)	(5,223)
Basic per share amount
Loss from continuing operations, net of tax	$(0.11)	$—	$(0.14)	$(0.07)
Loss from discontinued operations, net of tax	(0.03)	—	—	—
Net loss	$(0.14)	$—	$(0.14)	$(0.07)
Diluted per share amount
Loss from continuing operations, net of tax	$(0.11)	$—	$(0.14)	$(0.07)
Loss from discontinued operation, net of tax	(0.03)	—	—	—
Net loss	$(0.14)	$—	$(0.14)	$(0.07)

bebe stores, inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	2014 Quarter Ended
	October 5	January 4	April 5 (1)	July 5 (1)(2)(3)
	(in thousands, except per share data)
Net sales	$109,268	$123,261	$89,019	$103,569
Gross margin	39,622	42,000	24,500	32,005
Selling, general and administrative expenses	47,824	46,514	47,365	56,093
Loss from operations	(8,202)	(4,514)	(22,865)	(24,088)
Loss from continuing operations before income taxes	(8,044)	(4,428)	(22,847)	(24,093)
Loss from continuing operations, net of tax	(7,898)	(4,369)	(22,754)	(24,228)
Loss from discontinued operations, net of tax	(1,256)	(1,096)	(1,522)	(10,259)
Net loss	(9,154)	(5,465)	(24,276)	(34,487)
Basic per share amount
Income (loss) from continuing operations, net of tax	$(0.11)	$(0.06)	$(0.29)	$(0.30)
Loss from discontinued operations, net of tax	(0.02)	(0.01)	(0.02)	(0.13)
Net loss	$(0.13)	$(0.07)	$(0.31)	$(0.43)
Diluted per share amount
Income (loss) from continuing operations, net of tax	$(0.11)	$(0.06)	$(0.29)	$(0.30)
Loss from discontinued operations, net of tax	(0.02)	(0.01)	(0.02)	(0.13)
Net loss	$(0.13)	$(0.07)	$(0.31)	$(0.43)

(1)
Selling, general and administrative expenses in the first, second, third and fourth fiscal quarters include $0.2 million, $0.3 million, $2.7 million and $3.8 million , respectively of impairment charges for store assets.

(2)
Loss from discontinued operations, net of tax in the fourth fiscal quarter includes $6.4 million in lease obligation costs and $1 million in charges related to estimated losses on purchase obligations for 2b inventory.

(3)	Selling, general and administrative expenses in the fourth fiscal quarter includes $4.0 million in severance costs.

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION OF DOCUMENT
3.1(h)	Amended and Restated Articles of Incorporation of Registrant.
3.2(f)	Amended and Restated Bylaws of Registrant.
4.1(a)	Specimen certificate representing the Common Stock (in standard printer form, not provided).
10.1(i)(*)	1997 Stock Plan.
10.2(a)(*)	1998 Stock Purchase Plan.
10.3(a)(*)	Form of Indemnification Agreement.
10.6(b)
Standard Industrial/Commercial-Tenant Lease-Net dated November 30, 1998 between Registrant and Far Western Land and Investment Company, Inc., (lease for additional building to house administrative departments in Brisbane, California).

10.8(c)	Form of Retail Store License Agreement between Registrant and [company].
10.9(d)	Amendment No. 1 to Lease Agreement (amendment to Standard Industrial/Commercial-Tenant Lease-Net dated November 30, 1998 between Registrant and Far Western Land and Investment Company, Inc.).
10.12(e)(*)	Form of Restricted Stock Units Agreement.
10.17(f)	Standard Offer, Agreement and Escrow Instructions for Purchase of Real Estate dated January 20, 2004 by and between bebe stores, inc. and 10345 Olympic LLC.
10.18(g)(*)	Employment agreement between the Company and Emilia Fabricant.
10.19(h)(*)	Management Bonus Plan.
10.21(j)(*)	bebe stores, inc. Form of Stock Option Agreement.
10.22(k)(*)	bebe stores, inc. Form of Restricted Stock Unit Agreement.
10.23(l)	Credit Agreement between Registrant and Wells Fargo.
10.24(m)	Amendment to Credit Agreement and Revolving Line of Credit Note between Registrant and Wells Fargo.
10.25(m)	Contract of Sale for Purchase of Real Estate dated March 13, 2012 by and between bebe Studio Realty, inc. and MP Benicia Logistics, LLC.
10.26(n)	Third Amendment to Credit Agreement and Revolving Line of Credit Note between Registrant and Wells Fargo dated as of February 1, 2013.
10.27(o)(*)	Chief Executive Officer Employment Agreement between the Company and Steve Birkhold dated January 3, 2013.
10.28(p)(*)	Change in Control and Severance Agreement between the Company and Steve Birkhold dated January 3, 2013.
10.29(q)	Fourth Amendment to Credit Agreement and First Modification to Promissory Note between Registrant and Wells Fargo dated as of May 15, 2013.
10.30(r)(*)	Severance Agreement between the Company and Walter Parks dated May 3, 2013.
10.31(s)(*)	Separation Agreement between the Company and Lawrence Smith dated November 21, 2014.
10.32(t)(*)	Chief Executive Officer Employment Agreement between the Company and Jim Wiggett dated December 15, 2014.
21.1	Subsidiaries of Registrant.
23.1	Consent of Independent Registered Public Accounting Firm.
24.1	Power of Attorney (see signature page).
31.1	Section 302 Certification of Chief Executive Officer.
31.2	Section 302 Certification of Chief Financial Officer.
32.1	Section 906 Certification of Chief Executive Officer.
32.2	Section 906 Certification of Chief Financial Officer.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.

EXHIBIT NUMBER	DESCRIPTION OF DOCUMENT
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Presentation Linkbase.

(a)	Incorporated by reference from exhibits of the same number in Registrant’s Registration Statement on Form S-1 (Reg. No. 333-50333), effective June 16, 1998.

(b)	Incorporated by reference from exhibits of the same number in Registrant’s Quarterly Report on Form 10-Q filed on February 16, 1999.

(c)	Incorporated by reference from exhibits of the same number in Registrant’s Annual Report on Form 10-K filed on September 28, 1999.

(d)	Incorporated by reference from exhibits of the same number in Registrant’s Annual Report on Form 10-K filed on September 28, 2000.

(e)	Incorporated by reference from exhibits of the same number in Registrant’s Annual Report on Form 10-K filed on September 29, 2003.

(f)	Incorporated by reference from exhibits of the same number in Registrant’s Annual Report on Form 10-K filed on September 13, 2004.

(g)	Incorporated by reference from exhibits of the same number in Registrant’s Annual Report on Form 8-K filed on August 4, 2010.

(h)	Incorporated by reference from exhibit of the same number in Registrant’s Annual Report on Form 10-K filed on September 14, 2005.

(i)	Incorporated by reference from exhibit 99.2 to Registrant’s Current Report on Form 8-K filed on November 23, 2005.

(j)	Incorporated by reference from exhibit 99.3 to Registrant’s Current Report on Form 8-K filed on November 23, 2005.

(k)	Incorporated by reference from exhibit 99.4 to Registrant’s Current Report on Form 8-K filed on November 23, 2005.

(l)	Incorporated by reference from exhibit 10.27 to Registrant’s Current Report on Form 8-K filed May 21, 2009.

(m)	Incorporated by reference from exhibits 10.24 and 10.25 to Registrant’s Quarterly Report on Form 10-Q filed on May 10, 2012.

(n)	Incorporated by reference from exhibit 10.26 to Registrant’s Quarterly Report on Form 10-Q filed on February 7, 2013.

(o)	Incorporated by reference from exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on January 9, 2013.

(p)	Incorporated by reference from exhibit 10.2 to Registrant’s Current Report on Form 8-K filed on January 9, 2013.

(q)	Incorporated by reference from exhibit 10.29 to Registrant’s Quarterly Report on Form 10-Q filed on May 16, 2013.

(r)	Incorporated by reference from exhibit 10.30 to Registrant’s Quarterly Report on Form 10-Q filed on May 16, 2013.

(s)	Incorporated by reference from exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on December 9, 2014.

(t)	Incorporated by reference from exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on December 15, 2014.
(*) Indicates management contracts or compensatory plans or arrangements required to be filed as exhibits to this report on Form 10-K.