Form 10-Q
period 2015-10-03
bebe stores, inc.
filed 2015-11-12
CIK 1059272

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 3, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding as of October 30, 2015 was 79,872,095.

bebe stores, inc.

PART I.        FINANCIAL INFORMATION

ITEM 1.        Condensed Consolidated Financial Statements
bebe stores, inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(unaudited)

	As of October 3, 2015	As of July 4, 2015	As of October 4, 2014
Assets:
Current assets:
Cash and equivalents	$26,542	$46,947	$70,070
Available for sale securities	15,454	17,880	17,841
Receivables	6,351	7,122	6,447
Inventories, net	34,931	31,317	34,747
Prepaid and other	13,830	10,774	11,279
Total current assets	97,108	114,040	140,384
Available for sale securities	5,290	5,241	5,403
Property and equipment, net	89,804	93,229	94,118
Other assets	3,861	3,903	6,298
Total assets	$196,063	$216,413	$246,203
Liabilities and Shareholders’ Equity:
Current liabilities:
Accounts payable	$13,936	$12,595	$16,969
Accrued liabilities	25,588	28,217	31,527
Total current liabilities	39,524	40,812	48,496
Deferred rent and other lease incentives	22,300	23,952	25,474
Uncertain tax positions	82	81	78
Total liabilities	61,906	64,845	74,048
Commitments and contingencies
Shareholders’ equity:
Preferred stock-authorized 1,000,000 shares at $0.001 par value per share; no shares issued and outstanding	—	—	—
Common stock-authorized 135,000,000 shares at $0.001 par value per share; issued and outstanding 79,871,705, 79,660,973 and 79,606,162 shares	80	80	80
Additional paid-in capital	146,228	145,499	143,652
Accumulated other comprehensive income (loss)	(2,775)	(1,776)	1,413
Retained earnings (deficit)	(9,376)	7,765	27,010
Total shareholders’ equity	134,157	151,568	172,155
Total liabilities and shareholders’ equity	$196,063	$216,413	$246,203
See accompanying notes to condensed consolidated financial statements.

bebe stores, inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except per share data)
(unaudited)

	Three Months Ended
	October 3, 2015	October 4, 2014
Net sales	$96,283	$102,156
Cost of sales, including production and occupancy	68,420	69,386
Gross margin	27,863	32,770
Selling, general and administrative expenses	44,890	42,127
Operating loss	(17,027)	(9,357)
Interest and other income, net	(87)	407
Loss from continuing operations, before income taxes	(17,114)	(8,950)
Income tax provision (benefit)	27	36
Loss from continuing operations, net of tax	$(17,141)	$(8,986)
Loss from discontinued operations, net of tax	—	(1,831)
Net loss	$(17,141)	$(10,817)
Basic per share amounts:
Net loss from continuing operations, net of tax	$(0.22)	$(0.11)
Net loss from discontinued operations, net of tax	—	(0.03)
Net loss	$(0.22)	$(0.14)
Diluted per share amounts:
Net loss from continuing operations, net of tax	$(0.22)	$(0.11)
Net loss from discontinued operations, net of tax	—	(0.03)
Net loss	$(0.22)	$(0.14)

Basic weighted average shares outstanding	79,722	79,574
Diluted weighted average shares outstanding	79,722	79,574
Dividends declared per share	$—	$0.015

Other comprehensive income (loss)
Gain (loss) on available for sale securities	$48	$37
Foreign currency translation adjustments	(1,047)	(1,785)
Other comprehensive income (loss)	(999)	(1,748)
Comprehensive loss	$(18,140)	$(12,565)
See accompanying notes to condensed consolidated financial statements.

bebe stores, inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Three Months Ended
	October 3, 2015	October 4, 2014
Cash flows from operating activities:
Net loss	$(17,141)	$(10,817)
Adjustments to reconcile net loss to cash used by operating activities:
Non-cash compensation expense	725	749
Depreciation and amortization	4,510	3,884
Non-cash charge for asset impairment	1,517	—
Other	51	(393)
Changes in operating assets and liabilities:
Receivables	765	(1,640)
Inventories	(3,645)	(3,064)
Prepaid expenses and other	(3,008)	(501)
Accounts payable	1,202	(565)
Deferred rent and other lease incentives	(1,570)	(373)
Accrued liabilities	(2,535)	(7,114)
Net cash used by operating activities	(19,129)	(19,834)
Cash flows from investing activities:
Purchase of property and equipment and store construction deposits	(2,740)	(9,380)
Proceeds from sales of investment securities	1,509	6,575
Net cash used by investing activities	(1,231)	(2,805)
Cash flows from financing activities:
Proceeds from issuance of common stock	4	6
Cash dividends paid	—	(1,194)
Net cash provided (used) by financing activities	4	(1,188)
Net decrease in cash and equivalents	(20,356)	(23,827)
Effect of exchange rate changes on cash	(49)	(448)
Cash and equivalents:
Beginning of period	46,947	94,345
End of period	$26,542	$70,070
See accompanying notes to condensed consolidated financial statements.

bebe stores, inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
INTERIM FINANCIAL STATEMENTS
The accompanying condensed consolidated balance sheets of bebe stores, inc. (the “Company”) as of October 3, 2015 and October 4, 2014, the condensed consolidated statements of operations and comprehensive loss for the three months ended October 3, 2015 and October 4, 2014 and the condensed consolidated statements of cash flows for the three months ended October 3, 2015 and October 4, 2014 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X, without audit. Accordingly, they do not include all of the information required by accounting principles generally accepted in the United States of America for annual financial statements. Therefore, these condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended July 4, 2015.
In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position at the balance sheet dates and the results of operations for the periods presented have been included. The condensed consolidated balance sheet at July 4, 2015, presented herein, was derived from the audited balance sheet included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 4, 2015.
The Company’s business is affected by the pattern of seasonality common to most retail apparel businesses. The results for the periods presented are not necessarily indicative of future financial results.

The Company has incurred net losses and cash used in operating activities in fiscal 2015, 2014 and 2013. Cash and equivalents and short-term available securities were $64.8 million as of July 4, 2015. During the three months ended October 3, 2015, net loss and net cash used in operating activities were $17.1 million and $19.1 million, respectively. As a result, cash and equivalents and short-term available for sale securities were $42.0 million as of October 3, 2015.

We used $19.1 million, $25.0 million, $30.3 million and $8.4 million net of our cash in operating activities in the first quarter of fiscal 2016 and in the fiscal years 2015, 2014 and 2013 respectively. Our liquidity is dependent upon our ability to generate cash from operations along with usage of our existing cash and cash equivalents and short-term investments. Our strategic focus for fiscal 2016 is to continue building the bebe brand, enhancing the product offerings and merchandising the stores by lifestyle occasion, while maintaining a compelling fashion and value equation for our customers. In addition to driving sales and improving margin, our focus will also continue to be on pragmatically preserving cash. We believe our cash and equivalents and short-term available for sale securities, together with our cash flows from operations, will be sufficient to meet our operating and capital requirements for at least the next twelve months. Our future operating and capital requirements, however, will depend on numerous factors, including without limitation, the size and number of new and expanded stores and/or store concepts, investment costs for management information systems, potential investments and/or licensing arrangements, and future results of operations. The inability to generate positive cash flow from operations could have a material adverse effect on our business and financial conditions.
FISCAL YEAR
The Company’s fiscal year is a 52 or 53 week period, each period ending on the first Saturday on or after June 30. Fiscal years 2016 and 2015 both include 52 weeks.
The three month periods ended October 3, 2015 and October 4, 2014 each include 13 weeks.
RECENT ACCOUNTING PRONOUNCEMENTS
Revenue Recognition
In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers", or ASU 2014-09, which states that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this, an entity will need to: identify the contract with a customer; identify the separate performance obligations in the contract; determine the transaction price; allocate the transaction price to the separate performance obligation in the contract; and recognize revenue when (or as) the entity satisfies each performance obligation. ASU No. 2014-09 will be effective beginning with the Company's 2019 fiscal year. The Company is currently assessing its approach to the adoption of this standard and the impact on our results of operations and financial position.

Going Concern
In August 2014, the FASB issued ASU No. 2014-15, "Presentation of Financial Statements - Going Concern (Subtopic 205-40); Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern," which requires management of a company to evaluate whether there is substantial doubt about the company's ability to continue as a going concern. This ASU is effective for the annual reporting period ending 2017, and for interim and annual reporting periods thereafter, with early adoption permitted. The Company will evaluate the impact of this standard at the time it becomes effective.
Consolidations
In February 2015, the FASB issued ASU No. 2015-02," Amendments to the Consolidation Analysis", The new standard amends the guidelines for determining whether certain legal entities should be consolidated and reduces the number of consolidation models. The new standard is effective for fiscal years, and periods within those fiscal years, beginning after December 15, 2015, with early adoption permitted. Thus the standard will be effective beginning with the Company's 2017 fiscal year. The Company is currently evaluating the impact, of adopting this new accounting guidance on its results of operations and financial position.
Technical Corrections and Updates
In June 2015, the FASB issued ASU No. 2015-10, Technical Corrections and Update. The amendments in this update cover a wide range of topics in the codification and are generally categorized as follows: Amendments Related to Differences between Original Guidance and the Codification: Guidance Clarification and Reference Corrections: Simplification: and Minor Improvements. The amendments are effective for the fiscal years and interim periods within those fiscal years, beginning with the Company's 2017 fiscal year; with early adoption permitted. As the objectives of this standard are to clarify the codification, correct unintended application of guidance, eliminate inconsistencies, and, to improve the codification's presentation of guidance, the adoption of this standard is not expected to have a material effect on our results of operations and financial position.
Inventory
In July 2015, the FASB issued ASU No. 2015-11, "Simplifying the Measurement of Inventory". The new standard amends the guidelines for the measurement of inventory from lower of cost or market to the lower of cost and net realizable value (NRV). NRV is defined as the estimated selling prices in the ordinary course of business less reasonably predictable costs of completion, disposal, and transportation. Under existing standards, inventory is measured at lower of cost or market, which requires the consideration of replacement cost, NRV and NRV less an amount that approximates a normal profit margin. This ASU eliminates the requirement to determine and consider replacement cost or NRV less an approximately normal profit margin for inventory measurement. The new standard is effective prospectively at the beginning of the Company's 2018 fiscal year. We are currently evaluating the impact, if any, of adopting this new accounting guidance on our results of operations and financial position.
DISCONTINUED OPERATIONS
In the fourth quarter of fiscal 2014, the Company discontinued the operations of the 2b division by closing all existing 18 2b stores including 2b.com, allowing the Company to focus its efforts on the core bebe brand's retail and outlet stores, e-commerce and international licensing business.

As of October 4, 2014, the Company had a remaining reserve of $5.4 million for future costs associated with discontinued operations. This reserve was included within the "Accrued liabilities" line in the consolidated balance sheets. A roll forward of the reserve is presented as follows:

	Lease Obligations	Other Costs	Total
		(In thousands)
Balance as of July 5, 2014	$6,385	$1,000	$7,385
Costs incurred in fiscal 2015 from July 5, 2014 through October 4, 2014	1,116	715	1,831
Cash payments, markdowns or adjustments applied	(2,675)	(1,144)	(3,819)
Balance as of October 4, 2014	$4,826	$571	$5,397

For leases where a settlement has been reached, but payment was not made prior to the end of the quarter, the obligation was adjusted to represent the amount of the agreed-upon settlement.

Other costs consisted primarily of a reserve for estimated losses on open purchase commitments for 2b inventory when operations were discontinued, and severance costs incurred. All liabilities were settled during fiscal 2015.
INVESTMENTS
The Company’s investment portfolio consists of certificates of deposit and auction rate securities. The Company held short term available for sale securities totaling $15.5 million as of October 3, 2015, that consisted entirely of certificates of deposit at cost which approximates fair value. The Company also holds long term available for sale securities at fair value totaling $5.3 million as of October 3, 2015, that consisted entirely of interest bearing auction rate securities (“ARS”).
The Company holds interest bearing ARS consisting of federally insured student loan backed securities. As of October 3, 2015, the Company’s ARS portfolio totaled approximately $9.0 million and was classified as available for sale securities, net of a temporary impairment charge of $3.7 million. As of that date, the Company’s ARS portfolio consisted of approximately 22% A rated investments and 78% CCC rated investments. These ARS investments are intended to provide liquidity via an auction process that resets the applicable interest rate at predetermined calendar intervals, allowing investors to either roll over their holdings or gain immediate liquidity by selling such interests at par. The uncertainties in the credit markets that began in February 2008 have affected the Company’s holdings in ARS investments and auctions for the Company’s investments in these securities have failed to settle on their respective settlement dates. Historically the fair value of ARS investments had approximated par value due to the frequent resets through the auction process. While the Company continues to earn interest on its ARS investments at the maximum contractual rate, these investments are not currently trading and therefore do not currently have a readily determinable market value. Accordingly, the estimated fair value of ARS no longer approximates par value. Consequently, the investments are not currently liquid, and the Company will not be able to access these funds until a future auction of these investments is successful, the issuer redeems the securities or at maturity. Maturity dates for the ARS investment range from 2031 to 2033 with principal distributions occurring on certain securities prior to maturity. To date, principal distributions and maturities of the securities held by the Company have all been at par value. During the three months ended October 4, 2014, $6.6 million of ARS held by the Company were settled at par.
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

The following is a summary of our available for sale securities:

	As of October 3, 2015
	Cost	Unrealized Losses Less Than 12 Months	Unrealized Losses 12 Months or Greater	Estimated Fair Value
	(In thousands)
Short term certificates of deposit	$15,454	$—	$—	$15,454
Long term auction rate securities	$9,000	$—	$3,710	$5,290

	As of July 4, 2015
	Cost	Unrealized Losses Less Than 12 Months	Unrealized Losses 12 Months or Greater	Estimated Fair Value
	(In thousands)
Short term certificates of deposit	$17,880	$—	$—	$17,880
Long term auction rate securities	$9,000	$—	$3,759	$5,241

	As of October 4, 2014
	Cost	Unrealized Losses Less Than 12 Months	Unrealized Losses 12 Months or Greater	Estimated Fair Value
	(In thousands)
Short term certificates of deposit	$17,841	$—	$—	$17,841
Long term auction rate securities	$9,000	$—	$3,597	$5,403
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
As of October 3, 2015, the Company held financial instruments that are measured at fair value on a recurring basis. These included cash equivalents and available for sale securities. Cash equivalents consist of money market funds. Short term available for sale securities consist of certificates of deposit. Long term available for sale securities consist of ARS. These ARS consist of federally insured student loan backed securities.
The Company determined the estimated fair value of its investment in ARS as of October 3, 2015 by reviewing trading activity for similar securities in secondary markets as well as by using a discounted cash flow model. The assumptions used in preparing the discounted cash flow model include estimates for liquidity (average of LIBOR +5.64%), interest rates (weighted average of 0.2%), timing (range from 10 – 14 years), credit ratings and amount of cash flows and expected holding periods of the ARS and recent trading activity in the secondary marketplace.
The following items are measured at fair value on a recurring basis as of October 3, 2015:

Description	October 3, 2015	Using Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
	Fair value measurements at reporting date
	(In thousands)
Cash equivalents	$426	$426	$—	$—
Current available for sale securities	15,454	—	15,454	—
Non-current available for sale securities	5,290	—	—	5,290
Total	$21,170	$426	$15,454	$5,290

The following items are measured at fair value on a recurring basis as of October 4, 2014:

Description	October 4, 2014	Using Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
	Fair value measurements at reporting date
	(In thousands)
Cash equivalents	$36,400	$36,400	$—	$—
Current available for sale securities	17,841	—	17,841	—
Long term auction rate securities	5,403	—	—	5,403
Total	$59,644	$36,400	$17,841	$5,403

During the quarter ended October 3, 2015, there were no transfers of assets and liabilities between Level 1 (quoted prices in active markets for identical assets) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy. An impairment charge has been recorded in accumulated other comprehensive income that reduces the carrying amount of the applicable non-current assets of $9.0 million to their fair value of $5.3 million as of October 3, 2015.
The following table presents the Company’s activity for assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended October 3, 2015:

Three Months Ended October 3, 2015
(In thousands)
Balance at beginning of period	$5,241
Total gains or (losses) (realized or unrealized)
Included in net loss	—
Included in accumulated other comprehensive income	49
Balance at end of period	$5,290

Non-Financial Assets:
The Company measures certain non-financial assets and liabilities, including long-lived assets, at fair value on a non-recurring basis. During the three months ended October 3, 2015 and October 4, 2014, the Company recorded impairment charges of approximately $1.5 million and $0.0 million, respectively, related to under-performing stores.

The following table presents the Company’s considerations of at-risk assets for the three month periods ended October 3, 2015 and October 4, 2014, respectively:

	Three Months Ended
	October 3, 2015	October 4, 2014
	(dollar amounts in millions)
Number of stores identified as at risk and evaluated for impairment	11	18
Number of stores identified as at risk, but not impaired	(5)	—
Number of stores identified as at risk with impairment	6	18

Total carrying amount of stores identified as at risk prior to any impairment charges taken	$2.3	$2.2
Total carrying amount of stores identified as at risk, but not impaired	(0.8)	(2.2)
Total carrying amount of stores identified for impairment	1.5	—
Impairment charges recorded during the period	$1.5	$—

The fair market value of these assets was determined using the income approach and level 3 inputs, which require management to make significant estimates about future operating plans and projected cash flows. Management estimates the amount and timing of future cash flows based on its experience and knowledge of the retail market in which each store operates. The assumptions used in preparing the discounted cash flow model and the related sensitivity analysis around the discounted cash flow model include estimates for weighted average cost of capital 11.0% and annual revenue growth rates (range from (4.0)% – 5.0%). The stores not impaired had undiscounted cash flows that exceeded their net carrying amount at a weighted average of 52% for the three month period ended October 3, 2015. For the three months ended October 4, 2014, the stores not impaired had undiscounted cash flows that exceeded their net carrying amount at a weighted average of 280%.
The impairment charge is included in selling, general and administrative expenses (“SG&A”) in the accompanying condensed consolidated statements of operations and comprehensive loss. The Company was not required to measure any other significant non-financial assets and liabilities at fair value.
INVENTORIES
The Company’s inventories consisted of:

	As of
	October 3, 2015	July 4, 2015	October 4, 2014
	(In thousands)
Raw materials	$773	$548	$1,060
Merchandise available for sale	34,158	30,769	33,687
Inventories, net	$34,931	$31,317	$34,747
CREDIT FACILITIES
On May 14, 2014 the Company entered into a secured stand-by letter of credit agreement which provides for issuance of one or more stand-by letters of credit. As of October 3, 2015, the Company had $3.8 million outstanding, related to two stand-by letters of credit. To date, no beneficiary has drawn upon the stand-by letter of credit.
INCOME TAXES
Deferred income taxes arise from temporary differences between the tax and financial statement recognition of revenue and expenses. The Company regularly assesses the need for a valuation allowance against its deferred tax assets. In evaluating whether it is more likely than not that some or all of the Company’s deferred tax assets will not be realized, it considers all available positive and negative evidence, including recent year’s operational results which is objectively verifiable evidence. As a result of its evaluation of the realizability of its deferred tax assets as of October 3, 2015, the Company continues to believe, based upon all available evidence, that it is more likely than not that the majority of its deferred tax assets will continue to not be realized. Accordingly, the tax benefit related to the current quarter losses is not recognized. The Company will continue to maintain a valuation allowance against its deferred tax assets until the Company believes it is more likely than not that these assets will be realized in the future. If sufficient positive evidence arises in the future indicating that all or a portion of the deferred tax assets meet the more likely than not standard, the valuation allowance will be reversed accordingly in the period that such determination is made.
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
Excluded from the computation of the number of diluted weighted average shares outstanding were options to purchase 3,799,152 and 4,908,530 shares of common stock for the three months ended October 3, 2015 and October 4, 2014, respectively, which would have been anti-dilutive.
STOCK BASED COMPENSATION
The following table summarizes the stock based compensation expense recognized under the Company’s stock plan during the three months ended October 3, 2015 and October 4, 2014:

	Three Months Ended
	October 3, 2015	October 4, 2014
	(In thousands)
Stock options	$336	$433
Nonvested stock awards/units	389	316
Total stock based compensation expense	$725	$749
Unrecognized compensation cost related to nonvested stock options and nonvested stock awards/units totaled approximately $0.7 million and $0.6 million, respectively, as of October 3, 2015. This cost is expected to be recognized over a weighted average period of 1.8 years and 2.1 years respectively. The weighted average fair value of stock options at their grant date during the three months ended October 3, 2015 and October 4, 2014 was $0 and $0.84, respectively.
LEGAL PROCEEDINGS
As of the date of this filing, the Company is involved in ongoing legal proceedings as described below.

A former employee filed a complaint against the Company on July 27, 2006, in the Superior Court of California, San Mateo County (Case No. CIV 456550) alleging a failure to pay wages and to provide meal and rest periods, among other claims. The plaintiff purported to bring the action on behalf of current and former California bebe managers who are similarly situated. On or about September 2014, the parties entered a settlement agreement conditioned upon court approval and a certain class participation rate which is consistent with amounts the Company previously accrued. The Court granted preliminary approval of the settlement. The parties intend to proceed with the administration of the settlement terms with the class members.

A former employee filed a complaint against the Company on November 2, 2010, in the Superior Court of California, San Bernardino County (Case No. CIVRS1011823) alleging a failure to pay wages, failure to provide meal and rest periods, and other violations of the California Labor Code and Business & Professions Code §17200 et. seq.  The plaintiff purported to bring the action on behalf of current and former California bebe stylists and sales associates who are similarly situated.  The complaint seeks damages, civil penalties, and injunctive relief among other remedies. The Company continues to defend against the claims. Classwide discovery has not yet commenced. There is no trial date set. The Company is unable to estimate an amount or range of any reasonably possible losses.

A customer served the Company with a complaint on January 31, 2014, in the United States District Court for the Northern District of California (Civil Action No. C14-267 DMR) alleging various violations of the Telephone Consumer Protection Act (47 U.S.C. §§227 et seq.) and violations of California’s unfair competition law (California Business and Professions Code §§ 17200, et seq.) stemming from an alleged failure to obtain customer consent prior to sending text messages. The plaintiff purported to bring the action on behalf of others similarly situated.  The complaint seeks damages and injunctive relief among other remedies.  The parties have commenced discovery. The Company continues to defend itself against the claims. The Company is unable to estimate an amount or range of any reasonably possible losses.

A customer served the Company with a complaint on May 20, 2014 in the United States District Court for the Northern District of California (Civil Action No. 3:14-CV-01968) alleging negligent and willful violations of the Telephone Consumer Protection Act (47 U.S.C. §§227 et seq.) stemming from an alleged failure to obtain customer consent prior to sending text messages. The plaintiff purports to bring the action also on behalf of others similarly situated.  The complaint seeks damages and injunctive relief other remedies.  The Company continues to defend itself against the claims. This proceeding was consolidated with the action referenced above (Civil Action No. C14-267 DMR). The Company is unable to estimate an amount or range of any reasonably possible losses.

The Company is involved in additional legal proceedings arising in the normal course of business.

Regarding all matters referenced herein, the Company intends to defend itself vigorously and has accrued estimated amounts of liability where required, appropriate and determinable. Any such estimates may be revised as further information becomes available. The results of any litigation are inherently uncertain and as such the Company cannot assure that it will be able to successfully defend itself in these lawsuits nor that any amounts accrued are sufficient.  The Company believes that the legal proceedings referenced herein, as well as the amounts accrued as of this filing, either individually or in the aggregate, will not have a material adverse effect on our business, financial condition or results of operations.

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
Our distinctive product offering includes a range of separates, tops, dresses, active wear and accessories to satisfy our customers every day wardrobe needs for a variety of occasions. While we maintain a range of product offerings, during the first quarter of fiscal 2016 we began to take steps to focus on more streamlined lifestyle assortments that more closely align with our customers. We design and develop the majority of our merchandise in-house, which is manufactured to our specifications. The remainder is sourced directly from third-party manufacturers.
We market our products under the bebe and BEBE SPORT brand names through our 201 retail stores, of which 164 are bebe stores, including an on-line store at www.bebe.com, and 37 are bebe outlet stores. Our 87 international licensees operated stores in 21 countries and, pursuant to our product licensing, through certain select domestic and international retailers. During the three months ended October 3, 2015, we opened 1 outlet store and closed 1 bebe store. Continuing our previous efforts to rightsize our domestic bebe boutiques, we anticipate closing up to 50 stores over the next two years.
bebe. We were founded by Manny Mashouf, our Chairman of the Board. We opened our first store in San Francisco, California in 1976, which was also the year we incorporated in California. As of October 3, 2015, we operated 163 bebe stores in 34 states, Puerto Rico, Canada and on-line. www.bebe.com is our bebe on-line retail store and an extension of the bebe store experience that provides a complete assortment of bebe and BEBE SPORT merchandise and is used as a vehicle to communicate with our customers.
bebe outlet. Our bebe outlet stores are an extension of the full-price bebe store and provide everyday lifestyle offerings for our aspirational buyers. As of October 3, 2015, we operated a total of 37 bebe outlet stores.
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

The preparation of these financial statements requires the appropriate application of certain accounting policies, many of which require us to make estimates and assumptions about future events and their impact on amounts reported in our financial statements and related notes. Since future events and their impact cannot be determined with certainty, the actual results will inevitably differ from our estimates. Such differences could be material to the financial statements. We believe our application of accounting policies, and the estimates inherently required therein, are reasonable. Our most critical accounting policies are those related to revenue recognition, stock based compensation, inventories, marketable securities, impairment of long lived assets and income taxes. We continually evaluate these accounting policies and estimates, and we make adjustments when facts and circumstances dictate a change. Our accounting policies are described in Note 1 to the consolidated financial statements in our annual report on Form 10-K for the fiscal year ended July 4, 2015. This discussion and analysis should be read in conjunction with such discussion and with our condensed consolidated financial statements and related notes included in Part 1, Item 1 of this quarterly report.
RESULTS OF OPERATIONS
Our fiscal year is a 52 or 53 week period, each period ending on the first Saturday on or after June 30. Both fiscal 2016 and fiscal 2015 include 52 weeks. The three months ended October 3, 2015 and October 4, 2014 include 13 weeks respectively.
The following table sets forth certain financial data as a percentage of net sales for the periods indicated:

	Three Months Ended
	October 3, 2015	October 4, 2014
Net sales	100.0%	100.0%
Cost of sales, including production and occupancy (1)	71.1	67.9
Gross margin	28.9	32.1
Selling, general and administrative expenses (2)	46.6	41.2
Operating loss	(17.7)	(9.1)
Interest and other income, net	(0.1)	0.4
Loss from continuing operations before income taxes	(17.8)	(8.7)
Income tax (benefit)/provision	—	0.1
Loss from continuing operations, net of tax	(17.8)	(8.8)
Loss from discontinued operations, net of tax	—	(1.8)
Net loss	(17.8)%	(10.6)%
_____________________

(1)	Cost of sales includes the cost of merchandise, occupancy costs, distribution center costs and production costs.

(2)	Selling, general and administrative expenses primarily consist of non-occupancy store costs, corporate overhead and advertising costs.
Net Sales. Net sales decreased to $96.3 million during the three months ended October 3, 2015 from $102.2 million for the comparable period of the prior year, a decrease of $5.9 million, or 5.7%. The decrease in net sales was primarily due to the effects of negative comp in the first quarter of fiscal 2016 compared with the same period in the prior year. Comparable store sales for the quarter ended October 3, 2015 decreased 4.1% compared to an increase of 0.7% in the first quarter of the prior fiscal year. E-commerce comparable store sales increased 14.8% for the quarter. The increase in e-commerce sales was driven by higher conversion and higher sales dollars per transaction.

	Three Months Ended
	October 3, 2015	October 4, 2014
Net sales (In thousands)	$96,283	$102,156
Net sales (decrease) percentage	(5.7)%	(6.5)%
Comparable store percentage (1)	(4.1)%	0.7%
Net sales per average square foot (2)	$92	$97
Square footage at end of period (in thousands)	787	818
Number of store locations:
Beginning of period	201	207
New store locations	1	2
Closed store locations	1	2
Number of stores open at end of period	201	207
 _____________________

(1)
We calculate comparable store sales by including the net sales of stores that have been open at least one year. Therefore, a store is included in the comparable store sales base beginning with its thirteenth month. Stores that have been expanded or remodeled by 15 percent or more or have been permanently relocated are excluded from the comparable store sales base. In addition, we calculate comparable store sales using a same day sales comparison. Our e-commerce store sales are also included in our comparable store sales base. For the three months ended October 3, 2015 and October 4, 2014, the inclusion of our e-commerce store sales increased the comparable store sales 3.5% and 3.2%, respectively.

(2)	We calculate net sales per average square foot using net store sales less e-commerce net sales and monthly average store square footage.
Gross Margin. Gross margin decreased to $27.9 million during the three months ended October 3, 2015 from $32.8 million for the comparable period of the prior year, a decrease of $4.9 million, or 14.8%. As a percentage of net sales, gross margin decreased to 28.9% for the three months ended October 3, 2015 from 32.1% in the comparable period of the prior year. The decrease in gross margin as a percentage of net sales was primarily due to the effect of higher promotional activity during the beginning of the quarter to clear through seasonal products.
Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $44.9 million during the three months ended October 3, 2015 from $42.1 million for the comparable period of the prior year, an increase of $2.8 million, or 6.6%. As a percentage of net sales, selling, general and administrative expenses increased to 46.6% during the three months ended October 3, 2015 from 41.2% in the comparable period of the prior year. The increase in selling, general and administrative expenses in the first quarter of fiscal 2016 was primarily driven by $2.2 million in severance costs incurred during the quarter and $1.5 million in impairment charges offset primarily by a $0.6 million decrease in advertising.
Provision for Income Taxes. The tax rate for the first quarter of fiscal 2016 was (0.2)% compared to (0.4)% for the comparable period of the prior year. The current quarter effective tax rate reflects the continuing impact of maintaining a valuation allowance against net deferred tax assets recorded in the third quarter of fiscal 2013. Therefore, our effective tax rate for both fiscal year 2016 and 2015 continues to approximate 0%.
Discontinued Operations. Loss from discontinued operations was $0.0 million for the three months ended October 3, 2015 compared to $1.8 million for the three months ended October 4, 2014. The loss in the first quarter of fiscal 2015 represented costs related to settling our remaining lease obligations and severance incurred and paid in the period.
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

LIQUIDITY AND CAPITAL RESOURCES
Our working capital requirements vary widely throughout the year and generally peak during the first and second fiscal quarters. As of October 3, 2015, we had approximately $47.3 million of cash and equivalents and investments on hand of which $26.5 million were cash and equivalents, approximately $15.5 million were invested in certificates of deposit and approximately $5.3 million, net of temporary impairment charges of $3.7 million, were invested in auction rate securities (“ARS”). We do not anticipate the lack of liquidity in the ARS to impact our ability to fund our operations in the foreseeable future and believe we have sufficient cash and equivalents to fund ongoing operations.
As of October 3, 2015, we had cash and equivalents of $26.5 million held in accounts managed by third-party financial institutions consisting of invested cash and cash in our operating accounts. The invested cash is invested in interest bearing funds managed by third-party financial institutions. These funds invest in direct obligations of the government of the United States. To date, we have experienced no loss or lack of access to our invested cash or equivalents; however, we can provide no assurances that access to our invested cash and equivalents will not be impacted by adverse conditions in the financial markets.
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
Net cash used by operating activities for the three months ended October 3, 2015 was $19.1 million compared to net cash used by operating activities of $19.8 million for the three months ended October 4, 2014. The decrease of $0.7 million from the comparable period was due the timing of changes in working capital for the three months ended October 3, 2015 as compared to the same period in the prior year. The decrease of $15.6 million in working capital during the first quarter of fiscal 2016 was primarily the effect of the net loss reported for the quarter.
Net cash used by investing activities for the three months ended October 3, 2015 was $1.2 million compared to $2.8 million used by investing activities for the three months ended October 4, 2014. The $1.6 million change versus the prior year comparable period was primarily due to decreased investments in property and equipment and store construction deposits offset by lower proceeds from sale of investment securities in the current year. We expect that total capital expenditures will be approximately $6 million in fiscal 2016, which will include capital expenditures for new stores, remodels and information technology systems.
Net cash used by financing activities was $0.0 million for the three months ended October 3, 2015 compared to $1.2 million used by financing activities for the three months ended October 4, 2014. The decrease of $1.2 million from the prior year comparable period was primarily due to a reduction in cash dividends paid.
We hold interest bearing ARS consisting of federally insured student loan backed securities. As of October 3, 2015, our ARS portfolio totaled approximately $9.0 million and is classified as available for sale securities, net of a temporary impairment charge of $3.7 million. As of that date, our ARS portfolio consisted of approximately 22% A rated investments and 78% CCC rated investments. These ARS investments are intended to provide liquidity via an auction process that resets the applicable interest rate at predetermined calendar intervals, allowing investors to either roll over their holdings or gain immediate liquidity by selling such interests at par. The uncertainties in the credit markets that began in February 2008 have affected the Company’s holdings in ARS investments and auctions for our investments in these securities have failed to settle on their respective settlement dates. Historically the fair value of ARS investments had approximated par value due to the frequent resets through the auction process. While we continue to earn interest on our ARS investments at the maximum contractual rate, these investments are not currently trading and therefore do not currently have a readily determinable market value. Accordingly, the estimated fair value of ARS no longer approximates par value. Consequently, the investments are not currently liquid, and we will not be able to access these funds until a future auction of these investments is successful, the issuer redeems the securities or at maturity. Maturity dates for the ARS investment range from 2031 to 2033 with principal distributions occurring on certain securities prior to maturity. To date, principal distributions and maturities of the securities held by us have all been at par value. During the three months ended October 4, 2014, $6.6 million of ARS were settled at par.
We also hold short-term available for sale securities totaling $15.5 million at October 3, 2015 that consist of certificates of deposit.

In October 2015, our board of directors authorized a program to repurchase up to $5 million of our common stock. We intend, from time to time, as business conditions warrant, to purchase stock in the open market or through private transactions. Purchases may be increased, decreased or discontinued at any time without prior notice. The plan does not obligate us to repurchase any specific number of shares and may be suspended at any time at our discretion. No shares were repurchased during the three months ended October 3, 2015 and none are currently planned.
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
All highly liquid investments with a maturity of three months or less at the date of purchase are considered to be cash equivalents. Investments are considered short-term available for sale securities if the original maturity is between three months and twelve months, or long term investments if the original maturity is greater than twelve months. Historically the fair value of ARS investments had approximated par value due to the frequent resets through the auction process. While we continue to earn interest on our ARS investments at the maximum contractual rate, these investments are not currently trading and therefore do not currently have a readily determinable market value. Accordingly, the estimated fair value of ARS no longer approximates par value. We determined the estimated fair value of our investment in ARS as of October 3, 2015 by reviewing trading activity for similar securities in secondary markets as well as by using a discounted cash flow model to estimate the fair value of our investments in ARS. The assumptions used in preparing the discounted cash flow model include estimates for interest rates, timing and amount of cash flows and expected holding periods of the ARS. We have modified our investment strategy and increased our investments in more liquid money market investments.
The following table lists our cash, cash equivalents and investments as of October 3, 2015:

Fair Value
(Dollars in thousands)
Cash	$26,116
Weighted average interest rate	0.00%
Cash equivalents	$426
Weighted average interest rate	0.01%
Current available for sale securities	$15,474
Weighted average interest rate	1.41%
Non-current available for sale securities	$9,000
Weighted average interest rate	0.23%
Total	$51,016
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
There has been no change in our internal control over financial reporting during the quarter ended October 3, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Our future success depends, in part, upon our ability to anticipate, identify and respond effectively to changing customer demands and fashion trends in a timely manner. The specialty retail apparel business fluctuates according to changes in customer preferences directed by trends and fashions. If we miscalculate our customers’ product preferences or the demand for our products, we may be faced with excess inventory. Historically, this has resulted in excess fabric for some products and markdowns and/or write-offs of raw materials as well as finished goods, which has impaired our profitability, and may do so in the future. Similarly, any failure on our part to anticipate, identify and respond effectively to changing customer demands and fashion trends will adversely affect our business. In addition, from time to time, we may pursue new concepts, and if the new concepts are not successful, our business could be harmed. Starting the first quarter of fiscal 2016, the Company has undertaken a restructuring process in the design, merchandising and production functions, led by our Chairman, which could have an immediate impact to our domestic and international product assortment and selling, starting with the second quarter of fiscal 2016.

We used $19.1 million, $25.0 million, $30.3 million and $8.4 million net of our cash in operating activities in the first quarter of fiscal 2016 and in the fiscal years 2015, 2014 and 2013 respectively. Our liquidity is dependent upon our ability to generate cash from operations along with usage of our existing cash and cash equivalents and short-term investments. Our strategic focus for fiscal 2016 is to continue building the bebe brand, enhancing the product offerings and merchandising the stores by lifestyle occasion, while maintaining a compelling fashion and value equation for our customers. In addition to driving sales and improving margin, our focus will also continue to be on pragmatically preserving cash. We believe our cash and equivalents and short-term available for sale securities, together with our cash flows from operations, will be sufficient to meet our operating and capital requirements for at least the next twelve months. However, the recent process changes including the restructuring could result in excess fabric liability and/or other financial impacts. Our future operating and capital requirements, however, will depend on numerous factors, including without limitation, the size and number of new and expanded stores and/or store concepts, investment costs for management information systems, potential investments and/or licensing arrangements, and future results of operations. The inability to generate positive cash flow from operations could have a material adverse effect on our business and financial conditions.

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
We cannot provide assurance that the stores we opened in fiscal 2016, or any other stores that we might open in the future, will be successful or that our overall results will improve as a result of opening these stores. In addition, new store openings have the potential to cannibalize the net sales and profitability of other existing stores, and can take time to achieve positive financial results.

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
The results achieved by our stores may not be indicative of long-term performance or the potential performance of stores in other locations. The failure of stores to achieve acceptable results could result in additional store asset impairment charges, which could adversely affect our business. In the past, we have had to close stores as a result of poor performance. For example, in fiscal year 2015, we closed 15 stores. Additionally, a number of stores are not performing to our expected levels, and we may choose to close these stores in the future. If we choose to close these stores, but cannot negotiate favorable terms with the landlords of these stores regarding the remaining lease obligations, our financial results could be adversely affected. Closing stores because of poor performance could have a material adverse effect on our business, and the resulting impairment and other charges would have an adverse impact on our financial results.

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
From time to time we actively recruit qualified candidates to fill key executive positions within our Company. There is substantial competition for experienced personnel, which we expect will continue. We compete for experienced personnel with companies who may have greater financial resources than we do. During fiscal 2014, we experienced significant turnover of our executive management team as part of a restructuring. In addition, as part of our restructuring process being led by our Chairman, we have reduced the size of our Merchandising and Design teams. In light of these changes in people and processes, we might continue to experience turnover. We are also exposed to employment litigation due to our large number of employees and high turnover of our sales associates. If we fail to attract, motivate and retain qualified personnel, it could harm our business and limit our ability to expand.

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
We hold interest bearing auction rate securities ("ARS"), comprised of federally insured student loan backed securities. These ARS investments are intended to provide liquidity via an auction process that resets the applicable interest rate at predetermined calendar intervals, allowing investors to either roll over their holdings or gain immediate liquidity by selling such interests at par. The uncertainties in the credit markets that began in February 2008 have affected our holdings in ARS investments and the majority of auctions for our investments in these securities have continued to fail to settle on their respective settlement dates. Consequently, $9.0 million par value of our ARS are not currently liquid and do not mature before 2031. We will not be able to access these funds until a future auction of these investments is successful or the securities are purchased or redeemed outside of the auction process or repayment at maturity. Maturity dates for these ARS investments range from 2031 to 2033. Of this $9.0 million, we have recorded a $3.7 million impairment related to our ARS investments through other comprehensive income.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Not applicable.
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.    OTHER INFORMATION
Not applicable.
ITEM 6.    EXHIBITS
(a) Exhibits. The following is a list of exhibits filed as part of this Report on Form 10-Q.

Exhibit	Description

3.2	Second Amended and Restated Bylaws of bebe stores, inc. (incorporated by reference from Form 8-K dated October 1, 2015.)

31.1	Section 302 Certification of Chief Executive Officer.

31.2	Section 302 Certification of Chief Financial Officer.

32.1	Section 906 Certification of Chief Executive Officer.

32.2	Section 906 Certification of Chief Financial Officer.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Presentation Linkbase

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated November 12, 2015

bebe stores, inc.

/s/ Liyuan Woo
Liyuan Woo, Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

3.2	Second Amended and Restated Bylaws of bebe stores, inc. (incorporated by reference from Form 8-K dated October 1, 2015.)

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 906 Certification of Chief Executive Officer

32.2	Section 906 Certification of Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Presentation Linkbase