Form 10-Q
period 2016-01-02
bebe stores, inc.
filed 2016-02-16
CIK 1059272

zzz

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 2, 2016
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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒
Indicate by check mark whether the registrant is a shell company (as defined Rule12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding as of February 1, 2016 was 78,888,430.

bebe stores, inc.

PART I.        FINANCIAL INFORMATION

ITEM 1.        Condensed Consolidated Financial Statements
bebe stores, inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(unaudited)

	As of January 2, 2016	As of July 4, 2015	As of January 3, 2015
Assets:
Current assets:
Cash and equivalents	$43,372	$46,947	$75,214
Available for sale securities	5,070	17,880	19,996
Receivables	6,055	7,122	5,503
Inventories, net	28,282	31,317	30,108
Prepaid and other	14,665	10,774	11,525
Total current assets	97,444	114,040	142,346
Available for sale securities	5,166	5,241	5,455
Property and equipment, net	83,306	93,229	93,730
Other assets	3,673	3,903	4,536
Total assets	$189,589	$216,413	$246,067
Liabilities and Shareholders’ Equity:
Current liabilities:
Accounts payable	$14,760	$12,595	$16,831
Accrued liabilities and other	25,407	28,217	34,696
Total current liabilities	40,167	40,812	51,527
Deferred rent and other lease incentives	20,741	23,952	24,858
Uncertain tax positions	83	81	79
Total liabilities	60,991	64,845	76,464
Commitments and contingencies
Shareholders’ equity:
Preferred stock-authorized 1,000,000 shares at $0.001 par value per share; no shares issued and outstanding	—	—	—
Common stock-authorized 135,000,000 shares at $0.001 par value per share; issued and outstanding 79,888,430, 79,660,973 and 79,614,296 shares	80	80	80
Additional paid-in capital	146,929	145,499	143,850
Accumulated other comprehensive income (loss)	(3,577)	(1,776)	244
Retained earnings (accumulated deficit)	(14,834)	7,765	25,429
Total shareholders’ equity	128,598	151,568	169,603
Total liabilities and shareholders’ equity	$189,589	$216,413	$246,067
See accompanying notes to condensed consolidated financial statements.

bebe stores, inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	January 2, 2016	January 3, 2015	January 2, 2016	January 3, 2015
Net sales	$122,447	$128,914	$218,730	$231,070
Cost of sales, including production and occupancy	80,767	81,007	149,188	150,393
Gross margin	41,680	47,907	69,542	80,677
Selling, general and administrative expenses	47,116	47,816	92,006	89,943
Operating income (loss)	(5,436)	91	(22,464)	(9,266)
Interest and other income, net	8	28	(79)	435
Income (loss) from continuing operations, before income taxes	(5,428)	119	(22,543)	(8,831)
Income tax provision (benefit)	30	139	57	175
Loss from continuing operations, net of tax	(5,458)	(20)	(22,600)	(9,006)
Loss from discontinued operations, net of tax	—	(365)	—	(2,196)
Net loss	$(5,458)	$(385)	$(22,600)	$(11,202)
Basic per share amounts:
Loss from continuing operations, net of tax	$(0.07)	$—	$(0.28)	$(0.11)
Loss from discontinued operations, net of tax	—	—	—	(0.03)
Net loss	$(0.07)	$—	$(0.28)	$(0.14)
Diluted per share amounts:
Loss from continuing operations, net of tax	$(0.07)	$—	$(0.28)	$(0.11)
Loss from discontinued operations, net of tax	—	—	—	(0.03)
Net loss	$(0.07)	$—	$(0.28)	$(0.14)

Basic weighted average shares outstanding	79,886	79,617	79,809	79,598
Diluted weighted average shares outstanding	79,886	79,617	79,809	79,598
Dividends declared per share	$—	$0.015	$—	$0.030

Other comprehensive income (loss)
Gain (loss) on available for sale securities	$(124)	$52	$(75)	$89
Foreign currency translation adjustments	(678)	(1,221)	(1,726)	(3,006)
Other comprehensive loss	(802)	(1,169)	(1,801)	(2,917)
Comprehensive loss	$(6,260)	$(1,554)	$(24,401)	$(14,119)
See accompanying notes to condensed consolidated financial statements.

bebe stores, inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Six Months Ended
	January 2, 2016	January 3, 2015
Cash flows from operating activities:
Net loss	$(22,600)	$(11,202)
Adjustments to reconcile net loss to cash used by operating activities:
Non-cash compensation expense	1,421	942
Depreciation and amortization	10,302	7,955
Non-cash charge for asset impairment	3,493	224
Other	130	(158)
Changes in operating assets and liabilities:
Receivables	1,058	(691)
Inventories	2,980	1,574
Prepaid expenses and other	(3,687)	983
Accounts payable	2,365	(90)
Deferred rent and other lease incentives	(3,082)	(989)
Accrued liabilities	(2,110)	(3,266)
Net cash used by operating activities	(9,730)	(4,718)
Cash flows from investing activities:
Purchase of property and equipment and store construction deposits	(5,134)	(15,085)
Purchase of marketable securities	—	(12,042)
Proceeds from sales of investment securities	11,411	15,080
Net cash provided (used) by investing activities	6,277	(12,047)
Cash flows from financing activities:
Proceeds from issuance of common stock	8	11
Cash dividends paid	—	(2,388)
Net cash provided (used) by financing activities	8	(2,377)
Net decrease in cash and equivalents	(3,445)	(19,142)
Effect of exchange rate changes on cash	(130)	11
Cash and equivalents:
Beginning of period	46,947	94,345
End of period	$43,372	$75,214
See accompanying notes to condensed consolidated financial statements.

bebe stores, inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
INTERIM FINANCIAL STATEMENTS
The accompanying condensed consolidated balance sheets of bebe stores, inc. (the “Company”) as of January 2, 2016 and January 3, 2015, the condensed consolidated statements of operations and comprehensive loss for the three and six months ended January 2, 2016 and January 3, 2015 and the condensed consolidated statements of cash flows for the six months ended January 2, 2016 and January 3, 2015 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X, without audit. Accordingly, they do not include all of the information required by accounting principles generally accepted in the United States of America for annual financial statements. Therefore, these condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended July 4, 2015.
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

LIQUIDITY

The Company incurred net losses and used cash in operating activities in fiscal 2015, 2014 and 2013. Cash and equivalents and short-term available securities were $64.8 million as of July 4, 2015. During the six months ended January 2, 2016, net loss and net cash used in operating activities were $22.6 million and $9.7 million, respectively. As a result, cash and equivalents and short-term available for sale securities were $48.4 million as of January 2, 2016.

The Company used $9.7 million, $25.0 million, $30.3 million and $8.4 million net of cash in operating activities in the first six months of fiscal 2016 and in the fiscal years 2015, 2014 and 2013, respectively. The Company's liquidity is dependent upon its ability to generate cash from operations along with usage of our existing cash and cash equivalents and short-term investments. The Company's strategic focus for fiscal 2016 is to continue building the bebe brand, enhancing the product offerings and merchandising the stores by lifestyle occasion, while maintaining a compelling fashion and value equation for its customers. In addition to driving sales and improving margin, the Company's focus will also continue to be on pragmatically preserving cash. The Company believes its cash and equivalents and short-term available for sale securities, together with cash flows from operations, will be sufficient to meet its operating and capital requirements for at least the next twelve months. However, the recent process changes including the restructuring could result in excess fabric liability and/or other financial impacts. The Company's future operating and capital requirements, however, will depend on numerous factors, including without limitation, the size and number of new and expanded stores and/or store concepts, investment costs for management information systems, potential investments and/or licensing arrangements and future results of operations. The inability to generate positive cash flow from operations could have a material adverse effect on the Company's business and financial condition.
The Company’s business is affected by the pattern of seasonality common to most retail apparel businesses. The results for the periods presented are not necessarily indicative of future financial results.
FISCAL YEAR
The Company’s fiscal year is a 52 or 53 week period, each period ending on the first Saturday on or after June 30. Fiscal years 2016 and 2015 both include 52 weeks.
The three month periods ended January 2, 2016 and January 3, 2015 each include 13 weeks. The six month periods ended January 2, 2016 and January 3, 2015 each included 26 weeks.
RECENT ACCOUNTING PRONOUNCEMENTS
Income Taxes
In November 2015 the FASB issued ASU No. 2015-17 "Income Taxes, Balance Sheet Classification of Deferred Taxes". This standard requires the Company to classify all deferred tax assets and liabilities as non-current on the balance sheet instead of separating deferred taxes into current and non-current amounts. The Company will adopt this standard beginning with its annual report for the 2016 fiscal year.

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
Going Concern
In August 2014, the FASB issued ASU No. 2014-15, "Presentation of Financial Statements - Going Concern (Subtopic 205-40); Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern," which requires management of a company to evaluate whether there is substantial doubt about the company's ability to continue as a going concern. This ASU is effective for the annual reporting period ending in 2017, and for interim and annual reporting periods thereafter, with early adoption permitted. The Company will evaluate the impact of this standard at the time it becomes effective.
Inventory
In July 2015, the FASB issued ASU No. 2015-11, "Simplifying the Measurement of Inventory". The new standard amends the guidelines for the measurement of inventory from lower of cost or market to the lower of cost and net realizable value (NRV). NRV is defined as the estimated selling prices in the ordinary course of business less reasonably predictable costs of completion, disposal and transportation. Under existing standards, inventory is measured at lower of cost or market, which requires the consideration of replacement cost, NRV and NRV less an amount that approximates a normal profit margin. This ASU eliminates the requirement to determine and consider replacement cost or NRV less an approximately normal profit margin for inventory measurement. The new standard is effective prospectively at the beginning of the Company's 2018 fiscal year. We are currently evaluating the impact, if any, of adopting this new accounting guidance on our results of operations and financial position.
DISCONTINUED OPERATIONS
In the fourth quarter of fiscal 2014, the Company discontinued the operations of the 2b division by closing all existing 18 2b stores including 2b.com, allowing the Company to focus its efforts on the core bebe brand's retail and outlet stores, e-commerce and international licensing business.

As of January 3, 2015, the Company had a remaining reserve of $2.1 million for future costs associated with discontinued operations. This reserve was included within the "Accrued liabilities" line in the consolidated balance sheets. A roll forward of the reserve is presented as follows:

	Lease Obligations	Other Costs	Total
		(In thousands)
Balance as of July 5, 2014	$6,385	$1,000	$7,385
Costs incurred in fiscal 2015	1,481	718	2,199
Cash payments, markdowns or adjustments applied	(6,165)	(1,323)	(7,488)
Balance as of January 3, 2015	$1,701	$395	$2,096

For leases where a settlement was not yet reached, the obligation was adjusted to represent the Company's best estimate of the amount of settlement.

Other costs consisted primarily of a reserve for estimated losses on 2b inventory purchased pursuant to purchase orders that were open when operations were discontinued and severance.

There was no reserve as of July 4, 2015.

INVESTMENTS
The Company’s investment portfolio consists of certificates of deposit and auction rate securities. The Company held short term available for sale securities totaling $5.1 million as of January 2, 2016, that consisted entirely of certificates of deposit at cost which approximates fair value. The Company also holds long term available for sale securities at fair value totaling $5.2 million as of January 2, 2016, that consisted entirely of interest bearing auction rate securities (“ARS”).
The Company holds two interest bearing ARS consisting of federally insured student loan backed securities. As of January 2, 2016, the Company’s ARS portfolio totaled approximately $9.0 million and was classified as available for sale securities, net of a temporary impairment charge of $3.8 million. As of that date, the Company's ARS portfolio consisted of approximately 22% A rated investments and 78% CCC rated investments. These ARS investments were intended to provide liquidity via an auction process that resets the applicable interest rate at predetermined calendar intervals, allowing investors to either roll over their holdings or gain immediate liquidity by selling such interests at par. The uncertainties in the credit markets that began in February 2008 have affected the Company’s holdings in ARS investments and auctions for the Company’s investments in these securities have failed to settle on their respective settlement dates. During the six months ended January 2, 2016, no ARS held by the Company were settled. While the Company continues to earn interest on its ARS investments at the maximum contractual rate, these investments are not currently trading and therefore do not currently have a readily determinable market value. Accordingly, the estimated fair value of ARS no longer approximates par value. Consequently, the investments are not currently liquid, and the Company will not be able to access these funds until a future auction of these investments is successful, the issuer redeems the securities or at maturity. Maturity dates for the ARS investments are 2031 and 2033 with principal distributions occurring on certain securities prior to maturity. On January 20, 2016 the board approved management to proceed with the sale of the Company's remaining two ARS seeking the most commercially reasonable terms.
The Company reviews its investments for impairment in accordance with guidance issued by the FASB and SEC in order to determine the classification of the impairment as “temporary” or “other-than-temporary”. A temporary impairment charge results in an unrealized loss being recorded in the accumulated other comprehensive income (loss) component of shareholders’ equity. Such an unrealized loss does not affect net income for the applicable accounting period. An other-than-temporary impairment charge is recorded as a loss in the condensed consolidated statements of operations and comprehensive loss for the applicable accounting period. When evaluating the investments for other-than-temporary impairment, the Company estimates the expected cash flows of the underlying collateral by reviewing factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and any changes thereto, and the Company’s intent to sell, or whether it is more likely than not it will be required to sell, the investment before recovery of the investment’s amortized cost basis. The Company has not recorded any impairment loss from its available for sale investments as other-than-temporary based on such analysis.
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

The following is a summary of the Company's available for sale securities:

	As of January 2, 2016
	Cost	Unrealized Losses Less Than 12 Months	Unrealized Losses 12 Months or Greater	Estimated Fair Value
	(In thousands)
Short term certificates of deposit	$5,070	$—	$—	$5,070
Long term auction rate securities	$9,000	$—	$3,834	$5,166

	As of July 4, 2015
	Cost	Unrealized Losses Less Than 12 Months	Unrealized Losses 12 Months or Greater	Estimated Fair Value
	(In thousands)
Short term certificates of deposit	$17,880	$—	$—	$17,880
Long term auction rate securities	$9,000	$—	$3,759	$5,241

	As of January 3, 2015
	Cost	Unrealized Losses Less Than 12 Months	Unrealized Losses 12 Months or Greater	Estimated Fair Value
	(In thousands)
Short term certificates of deposit	$19,996	$—	$—	$19,996
Long term auction rate securities	$9,000	$—	$3,545	$5,455
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
As of January 2, 2016, the Company held financial instruments that are measured at fair value on a recurring basis. These included cash equivalents and available for sale securities. Cash equivalents consist of money market funds. Short term available for sale securities consist of certificates of deposit. Long term available for sale securities consist of ARS. These ARS consist of federally insured student loan backed securities.
The Company determined the estimated fair value of its investment in ARS as of January 2, 2016 by reviewing trading activity for similar securities in secondary markets as well as by using a discounted cash flow model. The assumptions used in preparing the discounted cash flow model include estimates for liquidity (average of LIBOR +6.09%), interest rates (weighted average of 0.2%), timing (range from 9 – 13 years), credit ratings and amount of cash flows and expected holding periods of the ARS and recent trading activity in the secondary marketplace.
The following items are measured at fair value on a recurring basis as of January 2, 2016:

Description	January 2, 2016	Using Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
	Fair value measurements at reporting date
	(In thousands)
Cash and cash equivalents	$43,372	$43,372	$—	$—
Current available for sale securities	5,070	—	5,070	—
Non-current available for sale securities	5,166	—	—	5,166
Total	$53,608	$43,372	$5,070	$5,166

The following items are measured at fair value on a recurring basis as of July 4, 2015:

Description	July 4, 2015	Using Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
	Fair value measurements at reporting date
	(In thousands)
Cash and cash equivalents	$14,426	$14,426	$—	$—
Current available for sale securities	17,880	—	17,880	—
Non-current available for sale securities	5,241	—	—	5,241
Total	$37,547	$14,426	$17,880	$5,241

The following items are measured at fair value on a recurring basis as of January 3, 2015:

Description	January 3, 2015	Using Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
	Fair value measurements at reporting date
	(In thousands)
Cash and cash equivalents	$75,214	$75,214	$—	$—
Current available for sale securities	19,996	—	19,996	—
Non-current available for sale securities	5,455	—	—	5,455
Total	$100,665	$75,214	$19,996	$5,455

During the quarter ended January 2, 2016, there were no transfers of assets and liabilities between Level 1 (quoted prices in active markets for identical assets) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy. An impairment charge has been recorded in accumulated other comprehensive income that reduces the carrying amount of the applicable non-current assets of $9.0 million to their fair value of $5.2 million as of January 2, 2016.
The following table presents the Company’s activity for assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months and six months ended January 2, 2016:

	Three Months Ended January 2, 2016	Six Months Ended January 2, 2016
	(In thousands)
Balance at beginning of period	$5,290	$5,241
Total gains or (losses) (realized or unrealized)
Included in net loss	—	—
Included in accumulated other comprehensive income	(124)	(75)
Settlements	—	—
Balance at end of period	$5,166	$5,166

Non-Financial Assets:
The Company measures certain non-financial assets and liabilities, including long-lived assets, at fair value on a non-recurring basis. During the three months ended January 2, 2016 and January 3, 2015, the Company recorded impairment charges of approximately $2.0 million and $0.2 million, respectively, related to under-performing stores. During the six months ended January 2, 2016 and January 3, 2015, the Company recorded impairment charges of approximately $3.5 million and $0.2 million, respectively, related to under-performing stores.
The following table presents the Company’s considerations of at-risk assets for the three month and six month periods ended January 2, 2016 and January 3, 2015, respectively (amounts in millions, except for store count):

	Three Months Ended		Six Months Ended
	January 2, 2016	January 3, 2015	January 2, 2016	January 3, 2015
Number of stores identified as at risk and evaluated for impairment	14	16	21	21
Number of stores identified as at risk, but not impaired	(3)	(12)	(4)	(17)
Number of stores identified as at risk with impairment	11	4	17	4

Total carrying amount of stores identified as at risk prior to any impairment charges taken	$2.9	$2.7	$4.7	$3.4
Total carrying amount of stores identified as at risk, but not impaired	(0.9)	(2.5)	(1.2)	(3.2)
Total carrying amount of stores identified for impairment	2.0	0.2	3.5	0.2
Impairment charges recorded during the period	(2.0)	(0.2)	(3.5)	(0.2)
Remaining carrying amount of stores identified for impairment after impairment charges taken	$—	$—	$—	$—
The fair market value of these assets was determined using the income approach and level 3 inputs, which require management to make significant estimates about future operating plans and projected cash flows. Management estimates the amount and timing of future cash flows based on its experience and knowledge of the retail market in which each store operates. The assumptions used in preparing the discounted cash flow model and the related sensitivity analysis around the discounted cash flow model include estimates for weighted average cost of capital 11.0% and annual revenue growth rates (range from 1.6% – 5.0%). The stores not impaired had undiscounted cash flows that exceeded their net carrying amount at a weighted average of 453% and 340% for the three and six month period ended January 2, 2016, respectively. For the three and six month periods ended January 3, 2015, the stores not impaired had undiscounted cash flows that exceeded their net carrying amount at a weighted average of 182% and 130%, respectively.
The impairment charge is included in selling, general and administrative expenses (“SG&A”) in the accompanying condensed consolidated statements of operations and comprehensive loss. The Company was not required to measure any other significant non-financial assets and liabilities at fair value.

INVENTORIES
The Company’s inventories consisted of:

	As of
	January 2, 2016	July 4, 2015	January 3, 2015
	(In thousands)
Raw materials	$833	$548	$619
Merchandise available for sale	27,449	30,769	29,489
Inventories, net	$28,282	$31,317	$30,108
LETTERS OF CREDIT
The Company has a secured stand-by letter of credit agreement which provides for issuance of one or more stand-by and commercial letters of credit. As of January 2, 2016, the Company had $5.8 million outstanding, related to four stand-by letters of credit and $0.9 million related to two commercial letters of credit. To date, no beneficiary has drawn upon the stand-by letter of credit.
INCOME TAXES
Deferred income taxes arise from temporary differences between the tax and financial statement recognition of revenue and expenses. The Company regularly assesses the need for a valuation allowance against its deferred tax assets. In evaluating whether it is more likely than not that some or all of the Company’s deferred tax assets will not be realized, it considers all available positive and negative evidence, including recent year’s operational results which is objectively verifiable evidence. As a result of its evaluation of the realizability of its deferred tax assets as of January 2, 2016, the Company continues to believe, based upon all available evidence, that it is more likely than not that the majority of its deferred tax assets will continue to not be realized. Accordingly, the majority of the tax benefit related to the current quarter losses is not recognized. The Company will continue to maintain a valuation allowance against its deferred tax assets until the Company believes it is more likely than not that these assets will be realized in the future. If sufficient positive evidence arises in the future indicating that all or a portion of the deferred tax assets meet the more likely than not standard, the valuation allowance will be reversed accordingly in the period that such determination is made.
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
Excluded from the computation of the number of diluted weighted average shares outstanding were options to purchase 3,888,459 and 4,630,404 shares of common stock for the three months ended January 2, 2016 and January 3, 2015, respectively, and 3,951,016 and 4,731,887, for the six months ended January 2, 2016 and January 3, 2015, respectively, which would have been anti-dilutive.
STOCK BASED COMPENSATION
The following table summarizes the stock based compensation expense recognized under the Company’s stock plan during the three and six months ended January 2, 2016 and January 3, 2015:

	Three Months Ended		Six Months Ended
	January 2, 2016	January 3, 2015	January 2, 2016	January 3, 2015
	(In thousands)
Stock options	$56	$(19)	$391	$414
Stock awards/units	641	211	1,030	528
Total stock based compensation expense	$697	$192	$1,421	$942

Unrecognized compensation cost related to nonvested stock options and nonvested stock awards/units totaled approximately $0.1 million and $0.8 million, respectively, as of January 2, 2016. This cost is expected to be recognized over a weighted average period of 1.6 years and 2.0 years respectively. There were no stock options granted during the three and six months ended January 2, 2016 and during the three months ended January 3, 2015. During the six month periods ended January 2, 2016 and January 3, 2015, the weighted average fair value of stock options at their grant date was $0 and $0.84, respectively.
LEGAL MATTERS

As of the date of this filing, the Company is involved in ongoing legal proceedings as described below.

A former employee filed a complaint against the Company on July 27, 2006, in the Superior Court of California, San Mateo County (Case No. CIV 456550) alleging a failure to pay wages and to provide meal and rest periods, among other claims. The plaintiff purported to bring the action on behalf of current and former California bebe managers who are similarly situated. On or about September 2014, the parties entered a settlement agreement conditioned upon court approval and a certain class participation rate which is consistent with amounts the Company previously accrued. The Court granted final approval of the settlement. The parties intend to proceed with the administration of the settlement terms with the class members.

A former employee filed a complaint against the Company on November 2, 2010, in the Superior Court of California, San Bernardino County (Case No. CIVRS1011823) alleging a failure to pay wages, failure to provide meal and rest periods, and other violations of the California Labor Code and Business & Professions Code §17200 et. seq.  The plaintiff purported to bring the action on behalf of current and former California bebe stylists and sales associates who are similarly situated.  The complaint seeks damages, civil penalties, and injunctive relief among other remedies. The Company continues to defend itself against the claims. The parties have commenced discovery. There is no trial date set. The Company is unable to estimate an amount or range of any reasonably possible losses.

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

SUBSEQUENT EVENTS
On January 24, 2016 the Company closed one of its bebe stores. In connection with this store closure the Company will record a lease termination fee of $2.6 million in its third fiscal quarter. On January 20, 2016 the board authorized management to sell the Company's ARS. Through February 11, 2016 the Company accepted bids for both remaining ARS for total proceeds of $5.4 million. The Company will reclassify the accumulated loss ($3.6 million as of January 2, 2016) from Other Comprehensive Income (Loss) to Other Expense and record an offsetting gain of $0.2 million, in its third fiscal quarter.

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
We market our products under the bebe and BEBE SPORT brand names through our 203 retail stores, of which 163 are bebe stores, including an on-line store at www.bebe.com, and 40 are bebe outlet stores. Our 86 international licensees operated stores in 21 countries and, pursuant to our product licensing, through certain select domestic and international retailers. During the three months ended January 2, 2016, we opened 1 bebe store and 3 outlet stores and closed 2 bebe stores, and during the six months ended January 2, 2016, we opened 1 bebe store and 4 outlet stores, and closed 3 bebe stores.
bebe. We were founded by Manny Mashouf, our Chairman of the Board. We opened our first store in San Francisco, California in 1976, which was also the year we incorporated in California. As of January 2, 2016, we operated 162 bebe stores in 34 states, Puerto Rico, and Canada and on-line. www.bebe.com is our bebe on-line retail store and an extension of the bebe store experience that provides a complete assortment of bebe and BEBE SPORT merchandise and is used as a vehicle to communicate with our customers.
bebe outlet. Our bebe outlet stores are an extension of the full-price bebe store and provide everyday lifestyle offerings for our aspirational buyers. As of January 2, 2016, we operated a total of 40 bebe outlet stores.
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
RESULTS OF OPERATIONS
Our fiscal year is a 52 or 53 week period, each period ending on the first Saturday on or after June 30. Both fiscal 2015 and fiscal 2014 include 52 weeks. The three months ended January 2, 2016 and January 3, 2015 each include 13 weeks. The six months ended January 3, 2015 and January 4, 2014 each include 26 weeks.
The following table sets forth certain financial data as a percentage of net sales for the periods indicated:

	Three Months Ended		Six Months Ended
	January 2, 2016	January 3, 2015	January 2, 2016	January 3, 2015
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales, including production and occupancy (1)	66.0	62.8	68.2	65.1
Gross margin	34.0	37.2	31.8	34.9
Selling, general and administrative expenses (2)	38.5	37.1	42.1	38.9
Operating income (loss)	(4.5)	0.1	(10.3)	(4.0)
Interest and other income, net	—	—	—	0.2
(Loss) income from continuing operations before income taxes	(4.5)	0.1	(10.3)	(3.8)
Income tax (benefit)/provision	—	0.2	—	0.1
Loss from continuing operations, net of tax	(4.5)	—	(10.3)	(3.9)
Loss from discontinued operations, net of tax	—	(0.3)	—	(0.9)
Net loss	(4.5)%	(0.3)%	(10.3)%	(4.8)%
_____________________

(1)	Cost of sales includes the cost of merchandise, occupancy costs, distribution center costs and production costs.

(2)	Selling, general and administrative expenses primarily consist of non-occupancy store costs, corporate overhead and advertising costs.
Net Sales. Net sales decreased to $122.4 million during the three months ended January 2, 2016 from $128.9 million for the comparable period of the prior year, a decrease of $6.5 million, or 5.0%. The decrease in net sales was primarily due to decreased sales volumes in both our bebe and outlet businesses. Comparable store sales decreased 2.5% compared with an 8% increase in the same period in the prior year. Traffic and conversion declined while average unit retail remained comparable for both periods. E-commerce comparable store sales increased 18.3% for the quarter. The increase in e-commerce sales was driven by higher traffic and conversion rates.
For the six months ended January 2, 2016, net sales decreased to $218.7 million from $231.1 million for the comparable period of the prior year, a decrease of $12.3 million, or 5.3%. The decrease reflected the effects of decreased sales volumes in both our bebe and outlet businesses.

	Three Months Ended		Six Months Ended
	January 2, 2016	January 3, 2015	January 2, 2016	January 3, 2015
Net sales (In thousands)	$122,447	$128,914	$218,730	$231,070
Net sales decrease percentage	(5.0)%	4.6%	(5.3)%	(0.6)%
Comparable store percentage (1)	(2.5)%	8.0%	(3.2)%	4.7%
Net sales per average square foot (2)	$115	$120	$207	$216
Square footage at end of period (In thousands)	791	828	791	828
Number of store locations:
Beginning of period	201	207	201	207
New store locations	4	4	5	6
Closed store locations	2	—	3	2
Number of stores open at end of period	203	211	203	211
 _____________________

(1)
We calculate comparable store sales by including the net sales of stores that have been open at least one year. Therefore, a store is included in the comparable store sales base beginning with its thirteenth month. Stores that have been expanded or remodeled by 15 percent or more or have been permanently relocated are excluded from the comparable store sales base. In addition, we calculate comparable store sales using a same day sales comparison. Our e-commerce store sales are also included in our comparable store sales base. For the three months ended January 2, 2016 and January 3, 2015, the inclusion of our e-commerce store sales increased the comparable store sales 4.5% and 2.5%, respectively. For the six months ended January 2, 2016 and January 3, 2015, the inclusion of our e-commerce store sales increased the comparable store sales 4.1% and 2.8%, respectively.

(2)	We calculate net sales per average square foot using net store sales less e-commerce net sales and monthly average store square footage.
Gross Margin. Gross margin decreased to $41.7 million during the three months ended January 2, 2016 from $47.9 million for the comparable period of the prior year, a decrease of $6.2 million, or 13.0%. As a percentage of net sales, gross margin decreased to 34.0% for the three months ended January 2, 2016 from 37.2% in the comparable period of the prior year. The decrease in margin primarily reflected an increase in promotional activity and decreased store leverage.
For the six months ended January 2, 2016, gross margin decreased to $69.5 million from $80.7 million for the comparable period of the prior year, a decrease of $11.1 million, or 13.8%. As a percentage of net sales, gross margin was 31.8% for the six months ended January 2, 2016 compared to 34.9% in the comparable period of the prior year. The decrease in margin primarily reflected increased promotional activity and decreased store leverage.
Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased to $47.1 million during the three months ended January 2, 2016 from $47.8 million for the comparable period of the prior year, a decrease of $0.7 million, or 1.5%. SG&A for the second quarter was impacted by decreases in compensation and advertising expenses offset partially by an increase in depreciation related to planned store closures and store impairment charges on the remainder of the store fleet. As a percentage of net sales, selling, general and administrative expenses increased to 38.5% during the three months ended January 2, 2016 from 37.1% in the comparable period of the prior year.
For the six months ended January 2, 2016, selling, general and administrative expenses increased to $92.0 million from $89.9 million for the comparable period of the prior year, an increase of $2.1 million or 2.3%. As a percentage of net sales, selling, general and administrative expenses increased to 42.1% during the six months ended January 2, 2016 from 38.9% in the comparable period of the prior year. The increase was primarily the result of increased depreciation related to planned store closures during remainder of fiscal 2016 as well as store impairment charges on the remainder of the store fleet.
Provision for Income Taxes. The tax rate for the second quarter of fiscal 2016 was (0.6)% compared to 116.8% for the comparable period of the prior year. The effective tax rate in both periods primarily reflected the effects of foreign income taxes and the continuing impact of maintaining a valuation allowance against net deferred tax assets recorded in the third quarter of fiscal 2013.
For the six months ended January 2, 2016, effective tax rate was (0.3)% compared to (2.0)% for the comparable period of the prior year. Due to the existence of the valuation allowance, most of the tax benefit related to the current fiscal year to date losses has not been recognized. Our effective tax rate for both fiscal year 2016 and 2015 continues to approximate 0% due to the impact of the valuation allowance.
Discontinued Operations. Loss from discontinued operations was $0.0 million for the three months ended January 2, 2016 compared to $0.4 million for the three months ended January 3, 2015. The loss in the second quarter of fiscal 2015 primarily represented costs related to settling our remaining 2b lease obligations.
For the six months ended January 2, 2016, loss from discontinued operations was $0.0 million compared to $2.2 million for the six months ended January 3, 2015. The loss to date in fiscal 2015 primarily represented costs related to settling our remaining 2b lease obligations and severance incurred and paid in the period.
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
LIQUIDITY AND CAPITAL RESOURCES
Our working capital requirements vary widely throughout the year and generally peak during the first and second fiscal quarters. As of January 2, 2016, we had approximately $53.6 million of cash and equivalents and investments on hand of which $43.4 million were cash and equivalents, approximately $5.1 million were invested in certificates of deposit and approximately $5.2 million, net of temporary impairment charges of $3.8 million, were invested in auction rate securities (“ARS”). We do not anticipate the lack of liquidity in the ARS to impact our ability to fund our operations in the foreseeable future and believe we have sufficient cash and equivalents to fund ongoing operations.
As of January 2, 2016, we had cash and equivalents of $43.4 million held in accounts managed by third-party financial institutions consisting of invested cash and cash in our operating accounts. The invested cash is invested in interest bearing funds managed by third-party financial institutions. These funds invest in direct obligations of the government of the United States. To date, we have experienced no loss or lack of access to our invested cash or equivalents; however, we can provide no assurances that access to our invested cash and equivalents will not be impacted by adverse conditions in the financial markets.
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
Net cash used by operating activities for the six months ended January 2, 2016 was $9.7 million compared to net cash used by operating activities of $4.7 million for the six months ended January 3, 2015. The increase of $5.0 million from the comparable period was due to increased net loss and the effects of changes in working capital. The decrease of $16.0 million in working capital from July 4, 2015 was primarily related to decreases cash and cash equivalents and available for sale securities.
Net cash provided by investing activities for the six months ended January 2, 2016 was $6.3 million compared to $12.0 million used by investing activities for the six months ended January 3, 2015. The $18.3 million change versus the prior year comparable period was primarily due to higher net proceeds from sale of investment securities in the current year, and decreased capital expenditures compared with the prior year. Total capital expenditures for the year are anticipated to be approximately $5 million for new stores, remodels and information technology systems net of tenant allowance.
Net cash used by financing activities was $0.0 million for the six months ended January 2, 2016 compared to $2.4 million used by financing activities for the six months ended January 3, 2015. The decrease of $2.4 million from the prior year comparable period was primarily due to a reduction in the amount of cash dividends paid.
We hold interest bearing ARS consisting of federally insured student loan backed securities. As of January 2, 2016, our ARS portfolio totaled approximately $5.2 million and is classified as available for sale securities, net of a temporary impairment charge of $3.8 million. As of that date, our ARS portfolio consisted of approximately 22% A rated investments and 78% CCC rated investments. These ARS investments were intended to provide liquidity via an auction process that resets the applicable interest rate at predetermined calendar intervals, allowing investors to either roll over their holdings or gain immediate liquidity by selling such interests at par. The uncertainties in the credit markets that began in February 2008 have affected our holdings in ARS investments and auctions for our investments in these securities have failed to settle on their respective settlement dates. During the six months ended January 3, 2015, $6.6 million of ARS held by the Company were settled at par. While the Company continues to earn interest on its ARS investments at the maximum contractual rate, these investments are not currently trading and therefore do not currently have a readily determinable market value. Accordingly, the estimated fair value of ARS no longer approximates par value. Consequently, the investments are not currently liquid, and we will not be able to access these funds until a future auction of these investments is successful, the issuer redeems the securities or at maturity. Maturity dates for the ARS investments are 2031 and 2033 with principal distributions occurring on certain securities prior to maturity. On January 20, 2016 the board approved management to proceed with the sale of our remaining two ARS seeking the most commercially reasonable terms.
We also hold short-term available for sale securities totaling $5.1 million at January 2, 2016 that consist of certificates of deposit.
In October 2015, our board of directors authorized a program to repurchase up to $5 million of our common stock. We intend, from time to time, as business conditions warrant, to purchase stock in the open market or through private transactions. Purchases may be increased, decreased or discontinued at any time without prior notice. The plan does not obligate us to repurchase any specific number of shares and may be suspended at any time at our discretion. No shares were repurchased during the six months ended January 2, 2016 and none are currently planned.
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
All highly liquid investments with a maturity of three months or less at the date of purchase are considered to be cash equivalents. Investments are considered short-term available for sale securities if the original maturity is between three months and twelve months, or long term investments if the original maturity is greater than twelve months. Historically the fair value of ARS investments had approximated par value due to the frequent resets through the auction process. While we continue to earn interest on our ARS investments at the maximum contractual rate, these investments are not currently trading and therefore do not currently have a readily determinable market value. Accordingly, the estimated fair value of ARS no longer approximates par value. We determined the estimated fair value of our investment in ARS as of January 2, 2016 by reviewing trading activity for similar securities in secondary markets as well as by using a discounted cash flow model to estimate the fair value of our investments in ARS. The assumptions used in preparing the discounted cash flow model include estimates for interest rates, timing and amount of cash flows and expected holding periods of the ARS. We have modified our investment strategy and increased our investments in more liquid money market investments.
The following table lists our cash, cash equivalents and investments as of January 2, 2016:

Fair Value
(Dollars in thousands)
Cash	$42,946
Weighted average interest rate	0.01%
Cash equivalents	$426
Weighted average interest rate	0.01%
Current available for sale securities	$5,070
Weighted average interest rate	0.27%
Non-current available for sale securities (1)	$5,166
Weighted average interest rate	0.17%
Total	$53,608

(1) As of January 2, 2016, the company holds non-current available for sale securities with a fair value of $5.2 million and a par value of $9.0 million.
Foreign Currency Risks
We enter into a significant amount of purchase obligations outside of the United States, substantially all of which are negotiated and settled in U.S. Dollars and, therefore, have only minimal exposure to foreign currency exchange risks. We also operate a subsidiary for which the functional currency is the Canadian Dollar. We translate assets and liabilities of Canada’s operations into U.S. dollars at month-end rates, while we translate income and expenses at the weighted average exchange rates for the month. We record the related translation adjustments in accumulated other comprehensive income as a separate component of shareholders’ equity. Fluctuations in exchange rates therefore impact our financial condition and results of operations, as reported in U.S. Dollars. We may from time to time hedge against foreign currency risks through the purchase of forward contracts however we believe that foreign currency exchange risk is immaterial.
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
There has been no change in our internal control over financial reporting during the quarter ended January 2, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We used $9.7 million, $25.0 million, $30.3 million and $8.4 million net of our cash in operating activities in the first six months of fiscal 2016 and in the fiscal years 2015, 2014 and 2013 respectively. Our liquidity is dependent upon our ability to generate cash from operations along with usage of our existing cash and cash equivalents and short-term investments. Our strategic focus for fiscal 2016 is to continue building the bebe brand, enhancing the product offerings and merchandising the stores by lifestyle occasion, while maintaining a compelling fashion and value equation for our customers. In addition to driving sales and improving margin, our focus will also continue to be on pragmatically preserving cash. We believe our cash and equivalents and short-term available for sale securities, together with our cash flows from operations, will be sufficient to meet our operating and capital requirements for at least the next twelve months. However, the recent process changes including the restructuring could result in excess fabric liability and/or other financial impacts. Our future operating and capital requirements, however, will depend on numerous factors, including without limitation, the size and number of new and expanded stores and/or store concepts, investment costs for management information systems, potential investments and/or licensing arrangements, and future results of operations. The inability to generate positive cash flow from operations could have a material adverse effect on our business and financial conditions.

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

Dated February 16, 2016

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