Form 10-Q
period 2016-04-02
bebe stores, inc.
filed 2016-05-13
CIK 1059272

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 2, 2016
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

The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding as of May 6, 2016 was 80,033,479.

bebe stores, inc.

PART I.        FINANCIAL INFORMATION

ITEM 1.        Condensed Consolidated Financial Statements
bebe stores, inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(unaudited)

	As of April 2, 2016	As of July 4, 2015	As of April 4, 2015
Assets:
Current assets:
Cash and equivalents	$25,181	$46,947	$51,865
Available for sale securities	2,689	17,880	19,681
Receivables	8,447	7,122	6,206
Inventories, net	31,673	31,317	32,589
Prepaid and other	11,194	10,774	10,849
Total current assets	79,184	114,040	121,190
Available for sale securities	—	5,241	5,343
Property and equipment, net	77,261	93,229	93,924
Other assets	3,633	3,903	4,719
Total assets	$160,078	$216,413	$225,176
Liabilities and Shareholders’ Equity:
Current liabilities:
Accounts payable	$16,149	$12,595	$15,531
Accrued liabilities and other	21,512	28,217	28,428
Total current liabilities	37,661	40,812	43,959
Deferred rent and other lease incentives	19,096	23,952	25,071
Uncertain tax positions	84	81	80
Total liabilities	56,841	64,845	69,110
Commitments and contingencies
Shareholders’ equity:
Preferred stock-authorized 1,000,000 shares at $0.001 par value per share; no shares issued and outstanding	—	—	—
Common stock-authorized 135,000,000 shares at $0.001 par value per share; issued and outstanding 80,032,065, 79,660,973 and 79,609,749 shares	80	80	80
Additional paid-in capital	147,278	145,499	144,759
Accumulated other comprehensive income (loss)	681	(1,776)	(1,762)
Retained earnings (accumulated deficit)	(44,802)	7,765	12,989
Total shareholders’ equity	103,237	151,568	156,066
Total liabilities and shareholders’ equity	$160,078	$216,413	$225,176
See accompanying notes to condensed consolidated financial statements.

bebe stores, inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	April 2, 2016	April 4, 2015	April 2, 2016	April 4, 2015
Net sales	$79,939	$92,668	$298,669	$323,738
Cost of sales, including production and occupancy	56,968	64,481	206,155	214,873
Gross margin	22,971	28,187	92,514	108,865
Selling, general and administrative expenses	49,417	39,047	141,423	128,991
Operating loss	(26,446)	(10,860)	(48,909)	(20,126)
Interest and other income (loss), net	(3,564)	43	(3,643)	478
Loss from continuing operations, before income taxes	(30,010)	(10,817)	(52,552)	(19,648)
Income tax provision (benefit)	(42)	75	15	250
Loss from continuing operations, net of tax	(29,968)	(10,892)	(52,567)	(19,898)
Loss from discontinued operations, net of tax	—	(354)	—	(2,548)
Net loss	$(29,968)	$(11,246)	$(52,567)	$(22,446)
Basic per share amounts:
Loss from continuing operations, net of tax	$(0.37)	$(0.14)	$(0.66)	$(0.25)
Loss from discontinued operations, net of tax	—	—	—	(0.03)
Net loss	$(0.37)	$(0.14)	$(0.66)	$(0.28)
Diluted per share amounts:
Loss from continuing operations, net of tax	$(0.37)	$(0.14)	$(0.66)	$(0.25)
Loss from discontinued operations, net of tax	—	—	—	(0.03)
Net loss	$(0.37)	$(0.14)	$(0.66)	$(0.28)

Basic weighted average shares outstanding	80,027	79,630	79,888	79,607
Diluted weighted average shares outstanding	80,027	79,630	79,888	79,607
Dividends declared per share	$—	$0.015	$—	$0.045

Other comprehensive income (loss)
Unrealized loss on available for sale securities	$—	$(112)	$—	$(23)
Reclassification of realized loss on available for sale securities	3,834	—	3,759	—
Foreign currency translation adjustments	424	(1,894)	(1,302)	(4,900)
Other comprehensive income (loss)	4,258	(2,006)	2,457	(4,923)
Comprehensive loss	$(25,710)	$(13,252)	$(50,110)	$(27,369)
See accompanying notes to condensed consolidated financial statements.

bebe stores, inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Nine Months Ended
	April 2, 2016	April 4, 2015
Cash flows from operating activities:
Net loss	$(52,567)	$(22,446)
Adjustments to reconcile net loss to cash used by operating activities:
Stock compensation expense	1,770	1,846
Depreciation and amortization	15,840	12,175
Loss on sale of available for sale securities	3,624	—
Non-cash charge for asset impairment	5,477	224
Other	153	(4)
Changes in operating assets and liabilities:
Receivables	(1,332)	(1,700)
Inventories	(380)	(895)
Prepaid expenses and other	(132)	1,445
Accounts payable	3,848	(1,718)
Deferred rent and other lease incentives	(4,781)	(775)
Accrued liabilities	(5,850)	(9,755)
Net cash used by operating activities	(34,330)	(21,603)
Cash flows from investing activities:
Purchase of property and equipment and store construction deposits	(6,753)	(18,779)
Purchase of investment securities	(2,576)	(14,490)
Proceeds from sales of investment securities	22,031	18,373
Net cash provided (used) by investing activities	12,702	(14,896)
Cash flows from financing activities:
Proceeds from issuance of common stock	8	16
Cash dividends paid	—	(3,582)
Net cash provided (used) by financing activities	8	(3,566)
Net decrease in cash and equivalents	(21,620)	(40,065)
Effect of exchange rate changes on cash	(146)	(2,415)
Cash and equivalents:
Beginning of period	46,947	94,345
End of period	$25,181	$51,865
See accompanying notes to condensed consolidated financial statements.

bebe stores, inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
INTERIM FINANCIAL STATEMENTS
The accompanying condensed consolidated balance sheets of bebe stores, inc. (the “Company”) as of April 2, 2016 and April 4, 2015, the condensed consolidated statements of operations and comprehensive loss for the three and nine months ended April 2, 2016 and April 4, 2015 and the condensed consolidated statements of cash flows for the nine months ended April 2, 2016 and April 4, 2015 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X, without audit. Accordingly, they do not include all of the information required by accounting principles generally accepted in the United States of America for annual financial statements. Therefore, these condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended July 4, 2015.
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

LIQUIDITY

The Company incurred net losses and used cash in operating activities in the first nine months of fiscal 2016 and in each of fiscal 2015, 2014 and 2013. Cash and equivalents and short-term available securities were $64.8 million as of July 4, 2015. During the nine months ended April 2, 2016, net loss and net cash used in operating activities were $52.6 million and $34.3 million, respectively. As a result, cash and equivalents and short-term available for sale securities were $27.9 million as of April 2, 2016. In addition, the Company's arrangements with its card processors allow them to impose a holdback the amount and duration of which is at their discretion. As of April 2, 2016, the processor had withheld $3.5 million, which is included in receivables. Furthermore, the Company's vendors may require letters of credit prior to fulfilling orders. Holdbacks and/or additional letters of credit could further reduce the Company's liquidity.

The Company used $34.3 million, $25.0 million, $30.3 million and $8.4 million net of cash in operating activities in the first nine months of fiscal 2016 and in the fiscal years 2015, 2014 and 2013, respectively. The Company's liquidity is dependent upon its ability to generate cash from operations along with usage of its existing cash and cash equivalents and short-term investments.

During the third quarter of fiscal 2016 the Company took significant steps to restructure its organization which included headcount reductions and the closure of non-productive stores.  As the Company enters the fourth fiscal quarter it will continue to implement its strategy to streamline the production cycle for our product, improve the product assortment, further rationalize the store fleet and continue to reduce discretionary spending while evaluating several opportunities to monetize its assets. The Company believes that improvements to production and assortment will result in a more compelling fashion offering for our customers leading to increased comparable store sales. Furthermore, reductions in discretionary spending and rationalization of the store fleet will result in combined annual operating expense savings that are estimated to be approximately $25 million. The Company believes it will see the benefit of this in fiscal 2017. Furthermore, in the first nine months of fiscal 2016 the Company incurred $6.3 million in severance expense and $2.6 million in lease termination expense that it currently does not anticipate incurring in fiscal 2017. In addition to these expense savings the Company currently anticipates closing up to 40 stores that had a trailing 12 month loss of approximately $5.5 million. The Company believes the efforts discussed in this section will significantly reduce the amount of net cash used in operating activities in fiscal 2017.

The Company is also evaluating potential sources of additional liquidity, including potentially obtaining a borrowing arrangement as well as opportunities for monetizing assets such as the Company's intellectual and real property. However, the Company cannot assure that any additional liquidity will be available on favorable terms or at all.

The Company's ability to continue as a going concern is dependent on its ability to generate cash flow from operations or to obtain additional liquidity through borrowing or other arrangements and may also be impacted by the effects of holdbacks and letters of credit.

The Company believes its cash and equivalents and short-term available for sale securities, together with cash flows from operations, will be sufficient to meet its operating and capital requirements for at least the next twelve months. However, if the financial results anticipated as a result of the restructuring and cost-saving measures discussed previously in this section are not achieved, the Company's current cash and equivalents and short-term securities may not be sufficient to meet its operating and capital requirements for at least the next twelve months without obtaining additional sources of liquidity which may not be available on favorable terms or at all. The Company's future operating and capital requirements will depend on numerous factors, including without limitation, future results of operations, investment costs for management information systems, imposed holdbacks, the requirement to maintain letters of credit and potential investments and/or licensing arrangements. If the Company is unable to generate positive cash flow from operations or to obtain funds from additional sources, this could have a material adverse effect on its business and financial condition.
FISCAL YEAR
The Company’s fiscal year is a 52 or 53 week period, each period ending on the first Saturday on or after June 30. Fiscal years 2016 and 2015 both include 52 weeks.
The three month periods ended April 2, 2016 and April 4, 2015 each include 13 weeks. The nine month periods ended April 2, 2016 and April 4, 2015 each included 39 weeks.
The Company’s business is affected by the pattern of seasonality common to most retail apparel businesses. The results for the periods presented are not necessarily indicative of future financial results.
RECENT ACCOUNTING PRONOUNCEMENTS

Stock Compensation
In March 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-09, "Compensation - Stock Compensation (Topic 718)", which is part of the FASB's Simplification Initiative. The updated guidance simplifies the accounting for share-based payment transactions. The amended guidance is effective for fiscal years, and interim periods within those years, beginning with fiscal 2017, with early adoption permitted. The Company is currently evaluating the impact of the adoption of this standard on its consolidated financial statements.
Leases
In February 2016 the FASB issued ASU 2016-02 "Leases". This standard requires lessees to put most leases on their balance sheets as a right-to-use asset and a lease liability, but to continue to recognize expenses in the statements of operations in a manner similar to current accounting. The Company will adopt this standard at the beginning of its 2020 fiscal year and is currently assessing the impact to its consolidated financial statements.
Income Taxes
In November 2015, the FASB issued ASU No. 2015-17 "Income Taxes, Balance Sheet Classification of Deferred Taxes". This standard requires the Company to classify all deferred tax assets and liabilities as non-current on the balance sheet instead of separating deferred taxes into current and non-current amounts. The Company will adopt this standard beginning with its annual report for the 2016 fiscal year.
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
RESULTS OF OPERATIONS

In the third quarter of fiscal 2016, the Company closed one of its stores and recorded $2.3 million in expense in connection with terminating the lease. This amount has been included in selling, general and administrative expenses within the consolidated statements of operations.
DISCONTINUED OPERATIONS
In the fourth quarter of fiscal 2014, the Company discontinued the operations of the 2b division by closing all existing 18 2b stores including 2b.com, allowing the Company to focus its efforts on the core bebe brand's retail and outlet stores, e-commerce and international licensing business.

As of April 4, 2015, the Company had a remaining reserve of $1.7 million for future costs associated with discontinued operations. This reserve was included within the "Accrued liabilities" line in the consolidated balance sheets. A roll forward of the reserve is presented as follows:

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
INVESTMENTS
The Company’s investment portfolio consists of certificates of deposit and auction rate securities. The Company held short term available for sale securities totaling $2.7 million as of April 2, 2016, that consisted entirely of certificates of deposit at cost which approximates fair value. On January 20, 2016 the board approved management to proceed with the sale of the Company's remaining two ARS seeking the most commercially reasonable terms and both securities were sold during the quarter. As a result, during the three months ended April, 2, 2016, the Company sold its remaining two interest bearing auction rate securities with a face value totaling $9 million for proceeds totaling $5.4 million and recorded a loss of $3.6 million in other income (expense), which included the reclassification of accumulated comprehensive income into the consolidated statement of operations, adjusted to reflect the final loss on the sale. As of April 2, 2016, the Company had no remaining interest bearing auction rate securities ("ARS").

The following is a summary of the Company's available for sale securities:

	As of April 2, 2016
	Cost	Unrealized Losses Less Than 12 Months	Unrealized Losses 12 Months or Greater	Estimated Fair Value
	(In thousands)
Short term certificates of deposit	$2,689	$—	$—	$2,689

	As of July 4, 2015
	Cost	Unrealized Losses Less Than 12 Months	Unrealized Losses 12 Months or Greater	Estimated Fair Value
	(In thousands)
Short term certificates of deposit	$17,880	$—	$—	$17,880
Long term auction rate securities	$9,000	$—	$3,759	$5,241

	As of April 4, 2015
	Cost	Unrealized Losses Less Than 12 Months	Unrealized Losses 12 Months or Greater	Estimated Fair Value
	(In thousands)
Short term certificates of deposit	$19,681	$—	$—	$19,681
Long term auction rate securities	$9,000	$—	$3,657	$5,343
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
As of April 2, 2016, the Company held financial instruments that are measured at fair value on a recurring basis. These included cash equivalents and available for sale securities. Cash equivalents consist of money market funds. Short term available for sale securities consist of certificates of deposit.
The Company determined the estimated fair value of its investment in ARS by reviewing trading activity for similar securities in secondary markets as well as by using a discounted cash flow model. The assumptions used in preparing the discounted cash flow model include estimates for liquidity (average of LIBOR +6.09%), interest rates (weighted average of 0.2%), timing (range from 9 – 13 years), credit ratings and amount of cash flows and expected holding periods of the ARS and recent trading activity in the secondary marketplace.
The following items are measured at fair value on a recurring basis as of April 2, 2016:

Description	April 2, 2016	Using Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
	Fair value measurements at reporting date
	(In thousands)
Cash and cash equivalents	$25,380	$25,380	$—	$—
Current available for sale securities	2,689	—	2,689	—
Non-current available for sale securities	—	—	—	—
Total	$28,069	$25,380	$2,689	$—

The following items are measured at fair value on a recurring basis as of July 4, 2015:

Description	July 4, 2015	Using Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
	Fair value measurements at reporting date
	(In thousands)
Cash and cash equivalents	$14,426	$14,426	$—	$—
Current available for sale securities	17,880	—	17,880	—
Non-current available for sale securities	5,241	—	—	5,241
Total	$37,547	$14,426	$17,880	$5,241

The following items are measured at fair value on a recurring basis as of April 4, 2015:

Description	April 4, 2015	Using Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
	Fair value measurements at reporting date
	(In thousands)
Cash and cash equivalents	$51,865	$51,865	$—	$—
Current available for sale securities	19,681	—	19,681	—
Non-current available for sale securities	5,343	—	—	5,343
Total	$76,889	$51,865	$19,681	$5,343

During the quarter ended April 2, 2016, there were no transfers of assets and liabilities between Level 1 (quoted prices in active markets for identical assets) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy. An impairment charge was recorded in accumulated other comprehensive income that reduced the carrying amount of the applicable non-current assets of $9.0 million to their fair value of $5.3 million as of April 4, 2015.
The following table presents the Company’s activity for assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months and nine months ended April 2, 2016:

	Three Months Ended April 2, 2016	Nine Months Ended April 2, 2016
	(In thousands)
Balance at beginning of period	$5,166	$5,241
Total gains or (losses) (realized or unrealized)
Included in net loss	(3,623)	(3,623)
Included in accumulated other comprehensive income (1)	3,834	3,759
Settlements	(5,377)	(5,377)
Balance at end of period	$—	$—
(1) represents the reclassification of amounts out of accumulated other comprehensive income.

Non-Financial Assets:
The Company measures certain non-financial assets and liabilities, including long-lived assets, at fair value on a non-recurring basis. During the three months ended April 2, 2016 and April 4, 2015, the Company recorded impairment charges of approximately $2.0 million and $0.0 million, respectively, related to under-performing stores. During the nine months ended April 2, 2016 and April 4, 2015, the Company recorded impairment charges of approximately $5.5 million and $0.2 million, respectively, related to under-performing stores.
The following table presents the Company’s considerations of at-risk assets for the three month and nine month periods ended April 2, 2016 and April 4, 2015, respectively (amounts in millions, except for store count):

	Three Months Ended		Nine Months Ended
	April 2, 2016	April 4, 2015	April 2, 2016	April 4, 2015
Number of stores identified as at risk and evaluated for impairment	7	11	26	24
Number of stores identified as at risk, but not impaired	(1)	(11)	(3)	(20)
Number of stores identified as at risk with impairment	6	—	23	4

Total carrying amount of stores identified as at risk prior to any impairment charges taken	$2.1	$2.5	$6.9	$3.9
Total carrying amount of stores identified as at risk, but not impaired	(0.1)	(2.5)	(1.4)	(3.7)
Total carrying amount of stores identified for impairment	2.0	—	5.5	0.2
Impairment charges recorded during the period	(2.0)	—	(5.5)	(0.2)
Remaining carrying amount of stores identified for impairment after impairment charges taken	$—	$—	$—	$—
The fair market value of these assets was determined using the income approach and level 3 inputs, which require management to make significant estimates about future operating plans and projected cash flows. Management estimates the amount and timing of future cash flows based on its experience and knowledge of the retail market in which each store operates. The assumptions used in preparing the discounted cash flow model and the related sensitivity analysis around the discounted cash flow model include estimates for weighted average cost of capital 11.0% and annual revenue growth rates (range from 0.0% – 5.0%). The stores not impaired had undiscounted cash flows that exceeded their net carrying amount at a weighted average of 109% and 380% for the three and nine month periods ended April 2, 2016, respectively. For the three and nine month periods ended April 4, 2015, the stores not impaired had undiscounted cash flows that exceeded their net carrying amount at a weighted average of 152% and 217%, respectively.
The impairment charge is included in selling, general and administrative expenses (“SG&A”) in the accompanying condensed consolidated statements of operations and comprehensive loss. The Company was not required to measure any other significant non-financial assets and liabilities at fair value.
INVENTORIES
The Company’s inventories consisted of:

	As of
	April 2, 2016	July 4, 2015	April 4, 2015
	(In thousands)
Raw materials	$805	$548	$607
Merchandise available for sale	30,868	30,769	31,982
Inventories, net	$31,673	$31,317	$32,589
LETTERS OF CREDIT
The Company has a secured stand-by letter of credit agreement which provides for issuance of one or more stand-by and commercial letters of credit. As of April 2, 2016, the Company had $4.4 million outstanding, related to two stand-by letters of credit and $7.6 million related to ten commercial letters of credit. To date, no beneficiary has drawn upon any stand-by letters of credit.
INCOME TAXES
Deferred income taxes arise from temporary differences between the tax and financial statement recognition of revenue and expenses. The Company regularly assesses the need for a valuation allowance against its deferred tax assets. In evaluating whether it is more likely than not that some or all of the Company’s deferred tax assets will not be realized, it considers all available positive and negative evidence, including recent year’s operational results which is objectively verifiable evidence. As a result of its evaluation of the realizability of its deferred tax assets as of April 2, 2016, the Company continues to believe, based upon all available evidence, that it is more likely than not that the majority of its deferred tax assets will continue to not be realized. Accordingly, the majority of the tax benefit related to the current quarter losses is not recognized. The Company will continue to maintain a valuation allowance against its deferred tax assets until the Company believes it is more likely than not that these assets will be realized in the future. If sufficient positive evidence arises in the future indicating that all or a portion of the deferred tax assets meet the more likely than not standard, the valuation allowance will be reversed accordingly in the period that such determination is made.
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
Excluded from the computation of the number of diluted weighted average shares outstanding were options and awards to purchase 3,034,802 and 3,466,541 shares of common stock for the three months ended April 2, 2016 and April 4, 2015, respectively, and 3,662,359 and 3,991,145, for the nine months ended April 2, 2016 and April 4, 2015, respectively, which would have been anti-dilutive.
STOCK BASED COMPENSATION
The following table summarizes the stock based compensation expense recognized under the Company’s stock plan during the three and nine months ended April 2, 2016 and April 4, 2015:

	Three Months Ended		Nine Months Ended
	April 2, 2016	April 4, 2015	April 2, 2016	April 4, 2015
	(In thousands)
Stock options	$(1)	$138	$390	$553
Stock awards/units	350	766	1,380	1,293
Total stock based compensation expense	$349	$904	$1,770	$1,846
Unrecognized compensation cost related to nonvested stock options and nonvested stock awards/units totaled approximately $0.1 million and $0.3 million, respectively, as of April 2, 2016. This cost is expected to be recognized over a weighted average period of 1.1 years and 0.8 years, respectively. There were no stock options granted during the three and nine months ended April 2, 2016 and during the three months ended April 4, 2015. During the nine month periods ended April 2, 2016 and April 4, 2015, the weighted average fair value of stock options at their grant date was $0 and $0.84, respectively.
LEGAL MATTERS

As of the date of this filing, the Company is involved in ongoing legal proceedings as described below.

A former employee filed a complaint against the Company on July 27, 2006, in the Superior Court of California, San Mateo County (Case No. CIV 456550) alleging a failure to pay wages and to provide meal and rest periods, among other claims. The plaintiff purported to bring the action on behalf of current and former California bebe managers who are similarly situated. On or about September 2014, the parties entered a settlement agreement conditioned upon court approval and a certain class participation rate which is consistent with amounts the Company previously accrued. The Court entered final approval of the settlement. The parties are in the process of the final administration of the settlement with the class members.

A former employee filed a complaint against the Company on November 2, 2010, in the Superior Court of California, San Bernardino County (Case No. CIVRS1011823) alleging a failure to pay wages, failure to provide meal and rest periods, and other violations of the California Labor Code and Business & Professions Code §17200 et. seq.  The plaintiff purported to bring the action on behalf of current and former California bebe stylists and sales associates who are similarly situated.  The complaint sought damages, civil penalties, and injunctive relief among other remedies. The Company continues to defend itself against the claims. The parties are conducting discovery. There is no trial date set. The Company is unable to estimate an amount or range of any reasonably possible losses.

A customer served the Company with a complaint on January 31, 2014, in the United States District Court for the Northern District of California (Civil Action No. C14-267 DMR) alleging various violations of the Telephone Consumer Protection Act (47 U.S.C. §§227 et seq.) and violations of California’s unfair competition law (California Business and Professions Code §§ 17200, et seq.) stemming from an alleged failure to obtain customer consent prior to sending text messages. The plaintiff purported to bring the action on behalf of others similarly situated.  The complaint sought damages and injunctive relief among other remedies.  The parties are conducting discovery. There is no trial date set. The Company continues to defend itself against the claims. The Company is unable to estimate an amount or range of any reasonably possible losses.

A customer served the Company with a complaint on May 20, 2014 in the United States District Court for the Northern District of California (Civil Action No. 3:14-CV-01968) alleging negligent and willful violations of the Telephone Consumer Protection Act (47 U.S.C. §§227 et seq.) stemming from an alleged failure to obtain customer consent prior to sending text messages. The plaintiff purports to bring the action also on behalf of others similarly situated.  The complaint sought damages and injunctive relief other remedies.  The Company continues to defend itself against the claims. There is no trial date set. This proceeding was consolidated with the action referenced above (Civil Action No. C14-267 DMR). The Company is unable to estimate an amount or range of any reasonably possible losses.

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
We market our products under the bebe and BEBE SPORT brand names through our 189 retail stores, of which 151 are bebe stores, including an on-line store at www.bebe.com, and 38 are bebe outlet stores. Our 86 international licensees operated stores in 21 countries and, pursuant to our product licensing, through certain select domestic and international retailers. During the three months ended April 2, 2016, we closed 12 bebe stores and 2 outlet stores, and during the nine months ended April 2, 2016, we opened 1 bebe store and 4 outlet stores, and closed 15 bebe stores and 2 outlet stores.
bebe. We were founded by Manny Mashouf, our CEO and Chairman of the Board. We opened our first store in San Francisco, California in 1976, which was also the year we incorporated in California. As of April 2, 2016, we operated 150 bebe stores in 33 states, Puerto Rico, and Canada and on-line. www.bebe.com is our bebe on-line retail store and an extension of the bebe store experience that provides a complete assortment of bebe and BEBE SPORT merchandise and is used as a vehicle to communicate with our customers.
bebe outlet. Our bebe outlet stores are an extension of the full-price bebe store and provide everyday lifestyle offerings for our aspirational buyers. As of April 2, 2016, we operated a total of 38 bebe outlet stores.
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
RESULTS OF OPERATIONS
Our fiscal year is a 52 or 53 week period, each period ending on the first Saturday on or after June 30. Both fiscal 2016 and fiscal 2015 include 52 weeks. The three months ended April 2, 2016 and April 4, 2015 each include 13 weeks. The nine months ended April 2, 2016 and April 4, 2015 each include 39 weeks.
The following table sets forth certain financial data as a percentage of net sales for the periods indicated:

	Three Months Ended		Nine Months Ended
	April 2, 2016	April 4, 2015	April 2, 2016	April 4, 2015
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales, including production and occupancy (1)	71.3	69.6	69.0	66.4
Gross margin	28.7	30.4	31.0	33.6
Selling, general and administrative expenses (2)	61.8	42.1	47.4	39.8
Operating income (loss)	(33.1)	(11.7)	(16.4)	(6.2)
Interest and other income, net	(4.5)	—	(1.2)	0.1
(Loss) income from continuing operations before income taxes	(37.6)	(11.7)	(17.6)	(6.1)
Income tax (benefit)/provision	(0.1)	0.2	—	0.1
Loss from continuing operations, net of tax	(37.5)	(11.8)	(17.6)	(6.1)
Loss from discontinued operations, net of tax	—	(0.4)	—	(0.7)
Net loss	(37.5)%	(12.1)%	(17.6)%	(6.9)%
_____________________

(1)	Cost of sales includes the cost of merchandise, occupancy costs, distribution center costs and production costs.

(2)	Selling, general and administrative expenses primarily consist of non-occupancy store costs, corporate overhead and advertising costs.
Net Sales. Net sales decreased to $79.9 million during the three months ended April 2, 2016 from $92.7 million for the comparable period of the prior year, a decrease of $12.7 million, or 13.7%. The decrease in net sales was primarily due to decreased sales volumes in both our bebe and outlet businesses and a decrease in sales to our international licensees. Comparable store sales decreased 8.1% compared with a 1.2% increase in the same period in the prior year. Traffic and average unit retail declined while conversion improved. E-commerce comparable store sales increased 2.4% for the quarter. The increase in e-commerce sales was driven by higher traffic and conversion rates.
For the nine months ended April 2, 2016, net sales decreased to $298.7 million from $323.7 million for the comparable period of the prior year, a decrease of $25.1 million, or 7.7%. The decrease reflected the effects of decreased sales volumes in our bebe and outlet and international businesses.

	Three Months Ended		Nine Months Ended
	April 2, 2016	April 4, 2015	April 2, 2016	April 4, 2015
Net sales (In thousands)	$79,939	$92,668	$298,669	$323,738
Net sales decrease percentage	(13.7)%	4.1%	(7.7)%	0.7%
Comparable store percentage (1)	(8.1)%	1.2%	(4.5)%	3.7%
Net sales per average square foot (2)	$77	$84	$284	$301
Square footage at end of period (In thousands)	742	796	742	796
Number of store locations:
Beginning of period	203	211	201	207
New store locations	—	2	5	8
Closed store locations	14	10	17	12
Number of stores open at end of period	189	203	189	203
 _____________________

(1)
We calculate comparable store sales by including the net sales of stores that have been open at least one year. Therefore, a store is included in the comparable store sales base beginning with its thirteenth month. Stores that have been expanded or remodeled by 15 percent or more or have been permanently relocated are excluded from the comparable store sales base. In addition, we calculate comparable store sales using a same day sales comparison. Our e-commerce store sales are also included in our comparable store sales base. For the three months ended April 2, 2016 and April 4, 2015, the inclusion of our e-commerce store sales increased the comparable store sales 2.6% and 1.6%, respectively. For the nine months ended April 2, 2016 and April 4, 2015, the inclusion of our e-commerce store sales increased the comparable store sales 3.7% and 2.5%, respectively.

(2)	We calculate net sales per average square foot using net store sales less e-commerce net sales and monthly average store square footage.
Gross Margin. Gross margin decreased to $23.0 million during the three months ended April 2, 2016 from $28.2 million for the comparable period of the prior year, a decrease of $5.2 million, or 18.5%. As a percentage of net sales, gross margin decreased to 28.7% for the three months ended April 2, 2016 from 30.4% in the comparable period of the prior year. The decrease in margin primarily reflected an increase in promotional activity and decreased store leverage.
For the nine months ended April 2, 2016, gross margin decreased to $92.5 million from $108.9 million for the comparable period of the prior year, a decrease of $16.4 million, or 15.0%. As a percentage of net sales, gross margin was 31.0% for the nine months ended April 2, 2016 compared to 33.6% in the comparable period of the prior year. The decrease in margin primarily reflected increased promotional activity and decreased store leverage.
Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $49.4 million during the three months ended April 2, 2016 from $39.0 million for the comparable period of the prior year, an increase of $10.4 million, or 26.6%. SG&A for the third quarter was impacted by increased compensation expense due to severance paid related to a corporate restructuring. SG&A was also impacted by costs incurred in connection with store closures including a $2.6 million lease termination fee, as well as an increase in depreciation related to planned store closures and store impairment charges on the remainder of the store fleet. As a percentage of net sales, selling, general and administrative expenses increased to 61.8% during the three months ended April 2, 2016 from 42.1% in the comparable period of the prior year.
For the nine months ended April 2, 2016, selling, general and administrative expenses increased to $141.4 million from $129.0 million for the comparable period of the prior year, an increase of $12.4 million or 9.6%. As a percentage of net sales, selling, general and administrative expenses increased to 47.4% during the nine months ended April 2, 2016 from 39.8% in the comparable period of the prior year. The increase was primarily the result of increased severance costs related to the corporate restructuring, charges related to store closures in the period, depreciation related to planned store closures during remainder of fiscal 2016 as well as store impairment charges on the remainder of the store fleet.
Provision for Income Taxes. The tax rate for the third quarter of fiscal 2016 was 0.1% compared to (0.7)% for the comparable period of the prior year. The effective tax rate in both periods primarily reflected the effects of state and foreign income taxes and the continuing impact of maintaining a valuation allowance against net deferred tax assets recorded in the third quarter of fiscal 2013.

For the nine months ended April 2, 2016, effective tax rate was 0.0% compared to (1.3)% for the comparable period of the prior year. Due to the existence of the valuation allowance, most of the tax benefit related to the current fiscal year to date losses has not been recognized. Our effective tax rate for both fiscal year 2016 and 2015 continues to approximate 0% due to the impact of the valuation allowance.
Discontinued Operations. Loss from discontinued operations was $0.0 million for the three months ended April 2, 2016 compared to $0.4 million for the three months ended April 4, 2015. The loss in the third quarter of fiscal 2015 primarily represented costs related to settling our remaining 2b lease obligations.
For the nine months ended April 2, 2016, loss from discontinued operations was $0.0 million compared to $2.5 million for the nine months ended April 4, 2015. The loss to date in fiscal 2015 primarily represented costs related to settling our remaining 2b lease obligations and severance incurred and paid in the period.
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
LIQUIDITY AND CAPITAL RESOURCES
Our working capital requirements vary widely throughout the year and generally peak during the first and second fiscal quarters. As of April 2, 2016, we had approximately $27.9 million of cash and equivalents and investments on hand of which $25.2 million were cash and equivalents, approximately $2.7 million were invested in certificates of deposit.
As of April 2, 2016, we had cash and equivalents of $25.2 million held in accounts managed by third-party financial institutions consisting of invested cash and cash in our operating accounts. The invested cash is invested in interest bearing funds managed by third-party financial institutions. These funds invest in direct obligations of the government of the United States. To date, we have experienced no loss or lack of access to our invested cash or equivalents; however, we can provide no assurances that access to our invested cash and equivalents will not be impacted by adverse conditions in the financial markets.
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
Net cash used by operating activities for the nine months ended April 2, 2016 was $34.3 million compared to net cash used by operating activities of $21.6 million for the nine months ended April 4, 2015. The increase of $12.7 million from the comparable period was due to increased net loss and the effects of changes in working capital. The decrease of $31.7 million in working capital from July 4, 2015 was primarily related to decreases cash and cash equivalents and available for sale securities.
Net cash provided by investing activities for the nine months ended April 2, 2016 was $12.7 million compared to $14.9 million used by investing activities for the nine months ended April 4, 2015. The $27.6 million change versus the prior year comparable period was primarily due to higher net proceeds from sale of investment securities in the current year, and decreased capital expenditures compared with the prior year. Total capital expenditures for the year are anticipated to be approximately $6 million for new stores, remodels and information technology systems net of tenant allowance.
Net cash used by financing activities was $0.0 million for the nine months ended April 2, 2016 compared to $3.6 million used by financing activities for the nine months ended April 4, 2015. The decrease of $3.6 million from the prior year comparable period was primarily due to a reduction in the amount of cash dividends paid.
In October 2015, our board of directors authorized a program to repurchase up to $5 million of our common stock. We intend, from time to time, as business conditions warrant, to purchase stock in the open market or through private transactions. Purchases may be increased, decreased or discontinued at any time without prior notice. The plan does not obligate us to repurchase any specific number of shares and may be suspended at any time at our discretion. No shares were repurchased during the nine months ended April 2, 2016 and none are currently planned.

During the third quarter of fiscal 2016 the Company took significant steps to restructure its organization which included headcount reductions and the closure of non-productive stores.  As the Company enters the fourth fiscal quarter it will continue to implement its strategy to streamline the production cycle for our product, improve the product assortment, further rationalize the store fleet and continue to reduce discretionary spending while evaluating several opportunities to monetize its assets. The Company believes that improvements to production and assortment will result in a more compelling fashion offering for our customers leading to increased comparable store sales. Furthermore, reductions in discretionary spending and rationalization of the store fleet will result in combined annual operating expense savings that are estimated to be approximately $25 million. The Company believes it will see the benefit of this in fiscal 2017. Furthermore, in the first nine months of fiscal 2016 the Company incurred $6.3 million in severance expense and $2.6 million in lease termination expense that it currently does not anticipate incurring in fiscal 2017. In addition to these expense savings the Company currently anticipates closing up to 40 stores that had a trailing 12 month loss of approximately $5.5 million. The Company believes the efforts discussed in this section will significantly reduce the amount of net cash used in operating activities in fiscal 2017.

The Company is also evaluating potential sources of additional liquidity, including potentially obtaining a borrowing arrangement as well as opportunities for monetizing assets such as the Company's intellectual and real property. However, the Company cannot assure that any additional liquidity will be available on favorable terms or at all.

The Company's ability to continue as a going concern is dependent on its ability to generate cash flow from operations or to obtain additional liquidity through borrowing or other arrangements and may also be impacted by the effects of holdbacks and letters of credit.

The Company believes its cash and equivalents and short-term available for sale securities, together with cash flows from operations, will be sufficient to meet its operating and capital requirements for at least the next twelve months. However, if the financial results anticipated as a result of the restructuring and cost-saving measures discussed previously in this section are not achieved, the Company's current cash and equivalents and short-term securities may not be sufficient to meet its operating and capital requirements for at least the next twelve months without obtaining additional sources of liquidity which may not be available on favorable terms or at all. The Company's future operating and capital requirements will depend on numerous factors, including without limitation, future results of operations, investment costs for management information systems, imposed holdbacks, the requirement to maintain letters of credit and potential investments and/or licensing arrangements. If the Company is unable to generate positive cash flow from operations or to obtain funds from additional sources, this could have a material adverse effect on its business and financial condition.
ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risks, which include changes in U.S. interest rates and, to a lesser extent, foreign exchange rates. We do not engage in financial transactions for trading or speculative purposes.

Interest Rate Risk
We currently maintain a portfolio of variable interest rate investments consisting of cash equivalents and guaranteed investment certificates. According to our investment policy, we may invest in taxable and tax-exempt instruments. In addition, the policy establishes limits on credit quality, maturity, issuer and type of instrument. Marketable securities are classified as “trading” or “available for sale”. We do not use derivative financial instruments in our investment portfolio.
All highly liquid investments with a maturity of three months or less at the date of purchase are considered to be cash equivalents. Investments are considered short-term available for sale securities if the original maturity is between three months and twelve months, or long term investments if the original maturity is greater than twelve months.
The following table lists our cash, cash equivalents and investments as of April 2, 2016:

Fair Value
(Dollars in thousands)
Cash	$24,775
Weighted average interest rate	0.06%
Cash equivalents	$406
Weighted average interest rate	0.09%
Current available for sale securities	$2,689
Weighted average interest rate	0.23%
Total	$27,870

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
There has been no change in our internal control over financial reporting during the quarter ended April 2, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Our future success depends, in part, upon our ability to anticipate, identify and respond effectively to changing customer demands and fashion trends in a timely manner. The specialty retail apparel business fluctuates according to changes in customer preferences directed by trends and fashions. If we miscalculate our customers’ product preferences or the demand for our products, we may be faced with excess inventory. Historically, this has resulted in excess fabric for some products and markdowns and/or write-offs of raw materials as well as finished goods, which has impaired our profitability, and may do so in the future. Similarly, any failure on our part to anticipate, identify and respond effectively to changing customer demands and fashion trends will adversely affect our business. In addition, from time to time, we may pursue new concepts, and if the new concepts are not successful, our business could be harmed. Starting the first quarter of fiscal 2016, the Company has undertaken a restructuring process in the design, merchandising and production functions, which could impact to our domestic and international product assortment and selling.

We used $34.3 million, $25.0 million, $30.3 million and $8.4 million net of our cash in operating activities in the first nine months of fiscal 2016 and in the fiscal years 2015, 2014 and 2013 respectively. Our liquidity is dependent upon our ability to generate cash from operations along with usage of our existing cash and cash equivalents and short-term investments. Our strategic focus for fiscal 2016 is to continue implementing our strategy to streamline the production cycle for our product, make improvements to our product assortment, further rationalize our store fleet and continued focus on discretionary spending while continuing to evaluate several channel expansion opportunities as well as assessing our capital structure. We believe our cash and equivalents and short-term available for sale securities, together with our cash flows from operations, will be sufficient to meet our operating and capital requirements for at least the next twelve months, provided that provided that we can achieve the financial results anticipated as a result of the restructuring and cost-saving measures. Our future operating and capital requirements, however, will depend on numerous factors, including without limitation, the size and number of new and expanded stores and/or store concepts, investment costs for management information systems, potential investments and/or licensing arrangements, and future results of operations. The inability to generate positive cash flow from operations could have a material adverse effect on our business and financial conditions. In addition, if additional financing is needed, we may not be able to secure such financing on favorable terms, or at all.

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

4. Our business has recently undergone significant changes, including management, personnel and business changes. If we do not effectively and successfully adapt to these changes, it could have a material adverse effect on our business.
During our third fiscal quarter, we replaced our Chief Executive Officer and our Chief Financial Officer. In addition, we eliminated approximately 86 other positions in an effort to streamline our business and control costs. As a result, we have also made significant operational changes. These significant changes have created additional pressures on existing personnel, and we are working to adapt to operating our business in a manner that differs meaningfully from prior periods. We cannot assure that these changes will lead to the desired improvement in our business and results of operations. If we do not effectively and successfully adapt to these changes, it could have a material adverse effect on our business.

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

6. We cannot assure you that future store openings will be successful and new store openings may impact existing stores.
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

7. We are dependent on the success of shopping malls in which our stores are located.
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

8. We may be forced to close stores or write down store assets that are not able to achieve planned financial performance, which may force us to record losses in future quarters.
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

9. Our sales, margins and operating results are subject to seasonal and quarterly fluctuations.
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

10. Our success depends on our ability to attract and retain key employees in order to support our existing businesses and future expansion.
From time to time we actively recruit qualified candidates to fill key executive positions within our Company. There is substantial competition for experienced personnel, which we expect will continue. We compete for experienced personnel with companies who may have greater financial resources than we do. During fiscal 2014, 2015 and 2016, we experienced significant turnover of our executive management team as part of several restructurings. In light of these changes in people and processes, we might continue to experience turnover. We are also exposed to employment litigation due to our large number of employees and high turnover of our sales associates. If we fail to attract, motivate and retain qualified personnel, it could harm our business and limit our ability to expand.

11. Our business could be adversely impacted by unfavorable international political conditions.
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
We operate a corporate office in Brisbane, California, a distribution facility in Benicia, California, a design studio in Los Angeles, California. Any serious disruption at these facilities whether due to construction, relocation, fire, flood, earthquake, terrorist acts or otherwise could harm our business. Natural disasters, extreme weather and public health concerns, including severe infectious diseases, could impact our ability to open and run our corporate offices, distribution center, stores and other operations in affected areas and/or negatively impact our foreign sourcing offices and the operations of our vendors. In addition, our ability to continue to operate our business without significant interruption in the event of a disaster or other disruption depends, in part, on the ability of our information systems to operate in accordance with our disaster recovery and business continuity plans. Lower client traffic due to the effect of natural disasters or extreme weather, security concerns, war or the threat of war and public health concerns could result in decreased sales that could have a material adverse effect on our business. In addition, threat of terrorist attacks or actual terrorist events in the United States and world-wide could cause damage or disruption to international commerce and the global economy, disrupt the production, shipment or receipt of our merchandise or lead to lower client traffic. Our ability to mitigate the adverse impact of these events depends, in part, upon the effectiveness of our disaster preparedness and response planning as well as business continuity planning. However, we cannot be certain that our plans will be adequate or implemented properly in the event of an actual disaster or other catastrophic situation. In addition, although we maintain business interruption and property insurance, we cannot assure you that our insurance coverage will be sufficient or that insurance proceeds will be timely paid to us.

13. If we are not able to protect our intellectual property our business may be harmed.
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

14. Our business may be negatively impacted by any failure to comply with regulatory requirements.
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

15. There are litigation and other claims against us from time to time, which could distract management from our business activities and could lead to adverse consequences to our business and financial condition.
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
Fluctuations in the cost, availability and quality of the fabrics or other raw materials used to manufacture our merchandise could have a material adverse effect on our cost of goods, or our ability to meet customer demand. The prices for such fabrics depend largely on the market prices for the raw materials used to produce them, as well as the cost of compliance with sourcing laws. The price of such raw materials has been increasing and the price and availability of such raw materials may fluctuate significantly, depending on many factors, including crop yields and weather patterns. Such factors may be exacerbated by legislation and regulations associated with global climate change. Additionally, clothing manufacturers in China, where a significant percentage of our apparel products are manufactured, are experiencing increased costs due to labor shortages and the fluctuation of the Chinese Yuan in relation to the U.S. dollar, and these increased costs are often passed on to us. We are also susceptible to fluctuations in the cost of transportation. We may not be able to pass all or a portion of higher raw materials prices or labor or transportation costs on to our customers, which could adversely affect our business.

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
As of July 4, 2015, Manny Mashouf, our CEO and Chairman of the Board, beneficially owned approximately 59% of the outstanding shares of our common stock. As a result, he has the ability to control our management and affairs and substantially all matters submitted to our shareholders for approval, including the election and removal of directors and approval of any significant transaction. He also has the ability to control our management and business affairs. This concentration of ownership may have the effect of delaying, deferring or preventing a change in control, impeding a merger, consolidation, takeover or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of our business, and could limit the price that certain investors might be willing to pay for shares of common stock, even if such a transaction would benefit other shareholders. In addition, he could also sell his shares at any time, in open market transactions, registered offerings or otherwise and such a sale could negatively impact our share price.

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

Dated May 12, 2016

bebe stores, inc.

/s/ Walter Parks
Walter Parks, President, Chief Operating Officer, Interim Chief Financial Officer

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