Form 10-K
period 2016-07-02
bebe stores, inc.
filed 2016-09-28
CIK 1059272

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended July 2, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐  No  ☒
The aggregate market value of voting stock held by non-affiliates of the registrant was approximately $22,000,000 as of December 31, 2015, the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing sale price per share of $0.56 of the registrant’s Common Stock as reported on the Nasdaq Global Market on such date. Shares of Common Stock held by each executive officer and director and by each person who owns 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive for other purposes.
As of August 31, 2016 80,041,021 shares of Common Stock, $0.001 per share par value, of the registrant were outstanding.

 DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates information by reference from the definitive Proxy Statement for the 2016 Annual Meeting of Shareholders, to be filed with the Commission no later than 120 days after the end of the registrant’s fiscal year covered by this Form 10-K.

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
PART I
ITEM 1.    BUSINESS
General
We design, develop and produce a distinctive line of contemporary women’s apparel and accessories that is unique, sophisticated and timelessly sexy. Today bebe continues to define next-generation chic while staying true to its assertive, provocative origins. Inspired by Shakespeare's immortal words "To be, or not to be", the brand is, at its essence, about living, standing out and truly existing.
Our distinctive product offering includes a full range of separates, tops, dresses, active wear and accessories to satisfy her every day wardrobe needs for a variety of occasions. We design and develop the majority of our merchandise in-house, which is manufactured to our specifications. However we also source directly from third-party manufacturers. In fiscal 2017, we intend to start selling co-branded and third-party labeled product as well, however we expect the majority of our product to continue to have the bebe brand.
As of July 2, 2016, we marketed our products under the bebe and BEBE SPORT brand names through our 186 retail stores, of which 147 are bebe stores, including an on-line store at www.bebe.com, and 39 are bebe outlet stores. Our 82 international licensee' operated stores in 22 countries and, pursuant to our product licensing, through certain select domestic and international retailers.
bebe. We were founded by Manny Mashouf, our Chief Executive Officer and Chairman of the Board. We opened our first store in San Francisco, California in 1976, which was also the year we incorporated in California. As of July 2, 2016, we operated 147 bebe stores in 32 states, Puerto Rico, Canada and on-line. www.bebe.com is our bebe on-line retail store and an extension of the bebe store experience that provides a complete assortment of bebe and BEBE SPORT merchandise and is used as a vehicle to communicate with our customers.
bebe outlet. Our bebe outlet stores are an extension of the full-price bebe store and provide everyday lifestyle offerings for our aspirational buyers. As of July 2, 2016, we operated 39 bebe outlet stores.
2b bebe. In the fourth quarter of fiscal 2014, we closed all of our 2b bebe division, allowing us to focus on the core bebe brand. We recorded the net costs associated with the disposition of these stores during fiscal 2014 as the stores closed and the related assets were disposed of or written off. Final resolution of the remaining leases for 2b stores was recorded in fiscal 2015 as the leases were settled. Prior year results for these stores have been classified within discontinued operations on our consolidated statements of operations and comprehensive loss.

Operating Strategy
Our objective is to satisfy the fashion needs of the confident, modern woman. The principal elements of our operating strategy to achieve this objective are as follows:
1. Provide distinctive fashion throughout a broad product line to fulfill everyday wardrobe needs across a variety of occasions. Our designers and merchandisers are inspired by global fashion trends. They interpret contemporary designs, colors and fabrications into our products to address the lifestyle needs of our customer. Our in-house design team allows us to react quickly to fashion trends, bringing newness into the merchandise mix to complement our core assortment. In fiscal 2017 we also intend to add select co-branded and third-party label offerings to our assortment.
2. Vertically integrate design, production, merchandising and retail functions. Our vertical integration for the majority of our bebe branded product enables us to respond quickly to changing fashion trends, reduce risk of excess inventory and produce distinctive quality merchandise.
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
5. Control distribution of merchandise. We distribute our merchandise, other than licensed products, through company owned stores including on-line. This distribution strategy enables us to control pricing, flow of goods, visual presentation and customer experience. We seek to ensure brand equity through this exclusive distribution. For our licensed products, in June 2016, we entered into a strategic joint venture with Bluestar Alliance LLC to pursue a licensing strategy that will expand the reach of our products through the introduction of new global and domestic licensing arrangements. During 2017, through this joint venture, we expect to see an expansion of the use of the bebe brand name to new products, new geographies, and new domestic channels. Licensed products that will be sold through new domestic channels will be complementary to existing bebe products.
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

Stores and Expansion Opportunities
Based on the current retail environment, we will continue to right size our domestic fleet and grow our omni-channel program. Historically when selecting a specific site for one of our company-owned stores, we look for high traffic locations primarily in regional shopping centers and in freestanding street locations. We evaluate proposed sites based on the traffic pattern, co-tenancies, average sales per square foot achieved by neighboring stores, lease economics, demographic characteristics and other factors considered important regarding the specific location. Through our joint venture partnership we will continue to develop domestic and international expansion opportunities for the bebe brand, and enter into strategic product licensing arrangements.
In fiscal 2017, we do not plan to open any new bebe or outlet stores. We also plan to close up to 40 bebe and outlet stores, resulting in approximately a 20% decrease in total square footage.
bebe stores. During fiscal 2016, we opened 1 and closed 19 bebe stores. Our bebe stores average approximately 3,800 square feet and are primarily located in regional shopping malls and freestanding street locations. We also operate an on-line store at www.bebe.com; this website is a source of testing new concepts, building a community with our customers as well as providing a comprehensive product offering. In fiscal 2016, we continued initiatives to further enhance the shopping experience and integrate the web store with retail stores and mobile applications. We expect to continue these initiatives in fiscal 2017 and beyond. We believe these initiatives will support both our short-term improvement and long-term growth objectives across our omni-channel program.
bebe outlet stores. During fiscal 2016, we closed 2 and opened 5 bebe outlet stores. Our bebe outlet stores average approximately 4,300 square feet and are located in outlet centers.
Store Closures. We monitor the financial performance of our stores and have closed and will continue to close stores that we do not consider to be viable. Many of our store leases contain early termination options that allow us to close the stores in specified years if minimum sales levels are not achieved. During fiscal 2016, we closed 21 stores. In fiscal 2017, we plan to close up to 40 stores. In addition, we will be negotiating lease renewals on approximately 35 stores during fiscal 2017. If we cannot renew these leases on favorable terms, we may be forced to close or relocate some of these stores.
International Licensees. As of July 2, 2016, we had 82 international stores operated by licensees in 22 countries, including the United Arab Emirates, Russia, Mexico, Turkey, India and other countries throughout Southeast Asia and South

America. Our international licensees purchase product from us to be sold in their licensed bebe stores; we exclude these stores from our comparable store sales. For the year ended July 2, 2016, wholesale revenue represented approximately 6.4% of total net sales.
Strategic Partnership During the fourth quarter of fiscal 2016, we entered into a strategic joint venture arrangement with Bluestar Alliance LLC (Bluestar). Under this partnership, bebe contributed all of its trademarks, trademark license arrangements (described in the next paragraph) and related intellectual property, including certain domain names, to a newly formed joint venture (the Joint Venture) and received just over 50% ownership interest in the joint venture. Bluestar contributed $35 million to the newly formed joint venture that was then paid to bebe and received just under 50% ownership interest in the joint venture. Bluestar will leverage its existing brand management organization and infrastructure to develop a wholesale domestic and international lifestyle licensing business for the joint venture and will manage its day-to-day operations. During fiscal 2017 and in future years, the Joint Venture will aggressively pursue a licensing strategy designed to capitalize on the value of our brand in all categories and channels on a global scale. We expect the Joint Venture to generate long-term, committed royalties from prospective licensees of the bebe brand name. In connection with this initiative, bebe retained a royalty-free perpetual license to utilize the bebe brand and trademarks within the United States, including its territories and possessions, and Canada which enables us to continue our existing business.

During fiscal 2016, we had the following license agreements in place for optical, shoes, eyewear, fragrance and handbags, which were all transferred to the joint venture on June 8, 2016; Prior to this transfer, these license arrangements represented 1.0% of net sales in fiscal 2016: In August 2010, we signed an eyewear license agreement with Altair Eyewear, Inc., a subsidiary of Marchon, to manufacture and distribute products branded with the bebe logo to be sold at bebe stores and select retailers. Product under this agreement was featured in stores and other select retailers beginning in October 2010. In July 2008, we executed an agreement with Inter Parfums, Inc. to design, develop, manufacture, distribute, advertise and promote fragrance and cosmetics using the bebe name. Product was available in our stores and other select retailers beginning in August 2009. In January 2014, we entered into a licensing agreement with Zigi USA LLC to design, manufacture and distribute footwear to bebe stores and to select major department stores and specialty retailers globally under the bebe trademarks. In August 2015 we entered into an agreement with Nyam LLC to design, manufacture and distribute handbags.
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
Product Categories. Our distinctive product offering includes a full range of fashion separates, tops, dresses, active wear, outerwear and accessories across a variety of wardrobe occasions. While each category’s contribution as a percentage of total net sales varies seasonally, certain of the product classifications are represented throughout the year. We regularly evaluate existing categories for potential expansion opportunities. We currently offer accessories which include jewelry, optical, fragrance, shoes and handbags.

Product Development. Our product development process enables our merchants to make informed and timely decisions prior to making fabric or merchandise purchase commitments. We believe our speed to market strategy allows us to quickly react to emerging fashion trends and customer demand. An established timeline ensures an adequate flow of inventory into the stores. We make monthly commitments based on current sales and fashion trends. A detailed merchandising classification plan supports the product development process and includes sales, inventory and profitability targets. We regularly adjust the plan to meet customer demand.
Seasonality
Our business is seasonal in nature, with sales peaking during the second fiscal quarter, primarily during the holiday season in November and December. During each of fiscal 2016, 2015 and 2014, the second fiscal quarter accounted for approximately 31% of our annual net sales.

Marketing
We have developed our advertising and direct marketing initiatives to elevate brand awareness, increase customer acquisition and retention and support key growth strategies.
During fiscal 2016, our marketing expenditures were $17.5 million compared to $17.8 million in fiscal 2015. In fiscal 2017, we expect to keep marketing expenses to be approximately $16.9 million. We are reallocating our marketing spend in traditional media and catalogs to digital media, including continuing our investments in areas such as customer relationship management, loyalty, social media marketing, and programmatic display advertising.
We will continue to build brand awareness through national marketing campaigns that communicate to our core customers via traditional and new media. These campaigns present the brand as fresh, fashion forward and exciting with a market position of attainable luxury.
Our marketing imagery is featured in traditional media such as leading fashion and lifestyle magazines, outdoor advertising, direct mail and in-store visual presentation. Our new media marketing channels include our website bebe.com, a strong presence in on-line social media, mobile optimized websites and commerce enabled apps for smartphones and computer tablets.
We will continue to focus on our loyalty program, clubbebe, and reward our best customers for their business.
Store Operations
As of July 2, 2016, our store operations are organized into two regions and eighteen districts. Each region is managed by a regional manager, and each district is managed by a district manager. Each regional manager is typically responsible for seven to nine districts and each district manager is typically responsible for eight to thirteen stores. Each store is typically staffed with three to five managers in addition to sales associates.

We seek to instill enthusiasm and dedication in our store management personnel and our sales associates through incentive programs and regular communication with the stores. Sales associates receive commissions on sales with a guaranteed minimum hourly compensation. Store managers receive base compensation plus incentive compensation based on sales, inventory control and expense control benchmarks. Our district managers receive base compensation plus incentive compensation based on sales and expense control benchmarks. Our regional managers participate in our management incentive program.
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
The majority of our merchandise is received, processed, warehoused and distributed through our distribution center located in Benicia, California. Details about each receipt are supplied to merchandise planners who determine how the product should be distributed among the stores, based on current inventory levels, sales trends and specific product characteristics. Advance shipping notices are electronically communicated to the stores and any goods not shipped are stored for replenishment purposes. Merchandise typically is shipped to the stores four times per week using common carriers.
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

Intellectual Property and Proprietary Rights
In the fourth quarter of fiscal 2016, we contributed all of our intellectual property, including trademark registrations and applications that were filed with the United States Patent and Trademark Office and other countries for bebe, BEBE SPORT and related marks for many of our core classifications including retail store services, apparel, handbags, jewelry, footwear, fragrance and eyewear and certain design prints and patterns registered with the U.S. Copyright Office, to the Joint Venture and received a perpetual, royalty-free license to utilize such within the United States, including its territories and possessions, and Canada and across our existing international licensing business.
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
Our investments in information systems for fiscal 2016 continued to focus on our digital channels, stores, supply chain, central corporate systems and infrastructure. We continue the development of an omni-channel expansion that will enhance the experience of our customers as they engage with us across all of our virtual and brick and mortar channels. Our in-house management of our website continues to support our future growth through mobile, social media and in-store technologies expansions.
Employees
As of July 2, 2016, we had 2,601 employees, of whom 274 were employed at the corporate offices in Brisbane, the Los Angeles design studio, and the Benicia distribution center. The remaining 2,327 employees were employed in store operations. There were 941 full-time employees and 1,660 employed on a part-time basis. In fiscal 2016, we implemented a cost reduction program, which included reducing corporate and field management positions to align with current business strategies. Our total employees decreased by approximately 11.0% as compared to the prior fiscal year end. Our employees are not represented by any labor union, and we believe our relationship with our employees is good.
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

EXECUTIVE OFFICERS AND DIRECTORS OF THE REGISTRANT
Executive Officers and Directors
The following table sets forth certain information with respect to our executive officers and directors as of September 1, 2016:

Name	Age	Position
Manny Mashouf (1)	78	Chief Executive Officer, Chairman of the Board
Brett Brewer(2)(4)*	44	Director
Corrado Federico(3)(4)	75	Director
Seth Johnson(2)(3)*(4)(†)	62	Director
Robert Galvin(2)*(3)(†)	57	Director
Walter Parks (1)	57	President, Chief Operating Officer, Interim Chief Financial Officer

(1)	Executive Officer.

(2)	Member, Audit Committee.

(3)	Member, Compensation and Management Development Committee.

(4)	Member, Nominating and Corporate Governance Committee.

(*)	Chairman of the Committee.

(†)	Financial Expert
Manny Mashouf founded bebe stores, inc. and has served as Chairman of the Board since our incorporation in 1976. Mr. Mashouf became the Chief Executive Officer beginning February 2016. Prior to that Mr. Mashouf served as our Chief Executive Officer from 1976 to February 2004 and again from January 2009 to January 2013. Mr. Mashouf is the uncle of Hamid Mashouf, our Chief Information Officer.
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
Seth Johnson has served as director since July 2014. Mr. Johnson has served on the board of directors of Tilly's, Inc. since 2011 and has served on the board of directors of Christopher & Banks since June 2016. From 2010 to 2013, Mr. Johnson served on the board of directors of True Religion Apparel. Mr. Johnson has also served on the boards of Pacific Sunwear, DEI Holdings, Inc., and Abercrombie & Fitch. In addition, Mr. Johnson was an Instructor of Business at Chapman University from 2007 through 2009, has served as Chief Executive Officer of Pacific Sunwear of California, Inc. from 2005 through 2006, Chief Operating Officer of Abercrombie & Fitch from 1999 through 2004, and Chief Financial Officer of Abercrombie & Fitch from 1992 through 1998.
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

Walter Parks has served as President, COO, and interim CFO since February 2016. Prior to rejoining bebe in February 2016, Walter served as bebe's Chief Operating Officer from September 2006 and Chief Financial Officer from December 2003 to May 2013. From 2001 to 2003, Mr. Parks served as Executive Vice President and Chief Administrative Officer of The Wet Seal, Inc. From 1999 to 2001, Mr. Parks served as the Executive Vice President and Chief Administrative Officer of Restoration Hardware, Inc. From 1997 to 1999, Mr. Parks served as Chief Financial Officer and Treasurer for Ann Taylor Stores Corporation, and in various other positions since joining that company in 1988.

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
Our future success depends, in part, upon our ability to anticipate, identify and respond effectively to changing customer demands and fashion trends in a timely manner. The specialty retail apparel business fluctuates according to changes in customer preferences directed by trends and fashions. If we miscalculate our customers’ product preferences or the demand for our products, we may be faced with excess inventory. Historically, this has resulted in excess fabric for some products and markdowns and/or write-offs of raw materials as well as finished goods, which has impaired our profitability, and may do so in the future. Similarly, any failure on our part to anticipate, identify and respond effectively to changing customer demands and fashion trends will adversely affect our business. In addition, from time to time, we may pursue new concepts, and if the new concepts are not successful, our business could be harmed. Starting the first quarter of fiscal 2016, the Company undertook a restructuring process in the design, merchandising and production functions, which could impact our domestic and international product assortment and selling. In the fourth quarter of fiscal 2016 the Company entered into a strategic joint venture arrangement with Bluestar Alliance LLC (Bluestar). Under this partnership, bebe contributed all of its trademarks, trademark license arrangements and related intellectual property, including certain domain names to a newly formed joint venture (the Joint Venture) and received just over 50% ownership in the Joint Venture. Bluestar contributed the $35 million to the Joint Venture, and received just under 50% of the joint venture. This $35 million was paid to bebe at the time that the joint venture was formed.

We used $39 million, $25 million and $30 million net of our cash in operating activities in the fiscal years 2016, 2015 and 2014 respectively. Our liquidity is dependent upon our ability to generate cash from operations along with usage of our existing cash and cash equivalents. Our strategic focus for fiscal 2017 is to continue implementing our strategy to streamline the production cycle for our product, make improvements to our product assortment, further rationalize our store fleet and inventory levels, and continued focus on discretionary spending. We believe our cash and equivalents, together with our cash flows from operations, will be sufficient to meet our operating and capital requirements for at least the next twelve months, provided that we can achieve the financial results anticipated as a result of the restructuring and cost-saving measures. Our future operating and capital requirements, however, will depend on numerous factors, including without limitation, the size and number of new and expanded stores and/or store concepts, investment costs for management information systems, the success of initiatives in the Joint Venture, potential investments and/or licensing arrangements, and future results of operations. The inability to generate positive cash flow from operations could have a material adverse effect on our business and financial conditions. In addition, if additional financing is needed, we may not be able to secure such financing on favorable terms, or at all.

2. The success of our business depends in large part on our ability to maintain our brand, image and reputation.
Our ability to maintain our brand image and reputation is integral to our business as well as the implementation of strategies to expand it. Maintaining, promoting and growing our brand will depend largely on the success of our design, merchandising and marketing efforts and our ability to provide a consistent, high-quality client experience. In addition, while our brand is mature, our success depends on our ability to retain existing customers and attract new customers to shop our brand. Our business would be adversely affected if we fail to achieve these objectives for our brand. In addition, failure to achieve consistent, positive performance or the receipt of any negative publicity could adversely impact our brand and the brand loyalty of our customers, which would adversely impact our business. Finally, our brand's image could be impacted by initiatives within the Joint Venture.

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
During our third fiscal quarter of 2016, we replaced our Chief Executive Officer and our Chief Financial Officer. In addition, we eliminated approximately 81 other positions in an effort to streamline our business and control costs. As a result, we have also made significant operational changes. These significant changes have created additional pressures on existing personnel, and we have been working to adapt to operating our business in a manner that differs meaningfully from prior periods. We cannot assure that these changes will lead to the desired improvement in our business and results of operations. If we do not effectively and successfully adapt to these changes, it could have a material adverse effect on our business.

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

The success of a future store depends on our ability to effectively obtain real estate that meets our criteria, including traffic, square footage, co-tenancies, average sales per square foot, lease economics, demographics and other factors. In addition, continued consolidation in the commercial retail real estate market could affect our ability to successfully negotiate favorable rental terms for our stores in the future. Should significant consolidation continue, a large proportion of our store base could be concentrated with one or a few landlords that would then be in a position to dictate unfavorable terms to us due to their significant negotiating leverage. For example we have approximately 35 stores with lease renewals in fiscal 2017, which are currently being negotiated. If we are unable to negotiate favorable lease terms with these entities, this could affect our ability to profitably operate our stores, which would adversely impact our business.

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
The results achieved by our stores may not be indicative of long-term performance or the potential performance of stores in other locations. The failure of stores to achieve acceptable results could result in additional store asset impairment charges, which could adversely affect our business. In the past, we have had to close stores as a result of poor performance. For example, in fiscal year 2016, we closed 21 stores. Additionally, a limited number of stores are not performing to our expected levels, and we may choose to close these stores in the future. If we choose to close these stores, but cannot negotiate favorable terms with the landlords of these stores regarding the remaining lease obligations, our financial results could be adversely affected. Closing stores because of poor performance could have a material adverse effect on our business, and the resulting impairment and other charges would have an adverse impact on our financial results.

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
From time to time we actively recruit qualified candidates to fill key executive positions within our Company. There is substantial competition for experienced personnel, which we expect will continue. We compete for experienced personnel with companies who may have greater financial resources than we do. During fiscal 2014, 2015 and 2016 we experienced significant turnover of our executive management team as part of several restructurings. In light of these changes in people and processes, we might continue to experience turnover. We are also exposed to employment litigation due to our large number of employees and high turnover of our sales associates. If we fail to attract, motivate and retain qualified personnel, it could harm our business and limit our ability to expand.

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
We operate a corporate office in Brisbane, California, a distribution facility in Benicia, California, a design studio in Los Angeles, California and a distribution facility in Hong Kong. Any serious disruption at these facilities whether due to construction, relocation, fire, flood, earthquake, terrorist acts or otherwise could harm our business. Natural disasters, extreme weather and public health concerns, including severe infectious diseases, could impact our ability to open and run our corporate offices, distribution center, stores and other operations in affected areas and/or negatively impact our foreign sourcing offices and the operations of our vendors. In addition, our ability to continue to operate our business without significant interruption in the event of a disaster or other disruption depends, in part, on the ability of our information systems to operate in accordance with our disaster recovery and business continuity plans. Lower client traffic due to the effect of natural disasters or extreme weather, security concerns, war or the threat of war and public health concerns could result in decreased sales that could have a material adverse effect on our business. In addition, threat of terrorist attacks or actual terrorist events in the United States and world-wide could cause damage or disruption to international commerce and the global economy, disrupt the production, shipment or receipt of our merchandise or lead to lower client traffic. Our ability to mitigate the adverse impact of these events depends, in part, upon the effectiveness of our disaster preparedness and response planning as well as business continuity planning. However, we cannot be certain that our plans will be adequate or implemented properly in the event of an actual disaster or other catastrophic situation. In addition, although we maintain business interruption and property insurance, we cannot assure you that our insurance coverage will be sufficient or that insurance proceeds will be timely paid to us.

13. If we, through our interest in the Joint Venture are not able to protect our intellectual property our business may be harmed.
Although we and the Joint Venture take actions to protect our trademarks and other proprietary rights, we cannot assure you that we will be successful or that others will not imitate our products or infringe upon our intellectual property rights. In addition, we cannot assure that others will not resist or seek to block the sale of our products as infringements of their trademark and proprietary rights.

Historically, we have sought to register our trademarks domestically and internationally and the Joint Venture will continue to do so in the future. Obstacles may exist that may prevent the Joint Venture from obtaining a trademark for the bebe and BEBE SPORT brand names or related names. The Joint Venture may not be able to register certain trademarks, purchase the right or obtain a license to use these names or related names on commercially reasonable terms. If the Joint Venture fails to obtain trademarks of, or ownership or license of the requisite rights, it would limit the ability to expand the business under the bebe brand.

In some jurisdictions, despite successful registration of bebe's trademarks, third parties may allege infringement and bring actions against us and or the Joint Venture. In addition, if our licensees fail to use the bebe intellectual property correctly, the reputation and value associated with the trademarks may be diluted. Furthermore, if we or the Joint Venture do not demonstrate use of our trademarks, our trademark rights may lapse over time.

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
As a public company, we are subject to numerous regulatory requirements, including those imposed by the Sarbanes-Oxley Act of 2002, the SEC and The NASDAQ Capital Market. In addition, we are subject to numerous domestic and foreign laws and regulations affecting our business, including those related to labor, employment, worker health and safety, competition, privacy, consumer protection, credit cards, import/export and anti-corruption, including the Foreign Corrupt Practices Act and the Telephone Consumer Protection Act. Our employees, subcontractors, vendors and suppliers could take actions that violate these requirements and/or our compliance policies and procedures, which could have a material adverse effect on our reputation, financial condition and on the market price of our common stock. Regulatory developments regarding the use of “conflict minerals,” certain minerals originating from the Democratic Republic of Congo and adjoining countries, could affect the sourcing and availability of raw materials used by suppliers and subject us to costs associated with the relevant regulations, including for diligence pertaining to the presence of any conflict minerals used in our products, possible changes to products, processes or sources of our inputs and reporting requirements.

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

24. Our business could suffer if we are unsuccessful in making, and maintaining investments.
We have entered into a joint venture with another company and may make other investments or enter into other joint ventures in the future. Transactions such as these create risks such as the disruption of our ongoing business, including loss of management focus on existing business, and impose certain operating covenants on us. Further, one or more parties may or may not have the same goals, strategies, priorities or resources as we do and joint ventures are intended to be operated for the benefit of all co-owners, rather than for our exclusive benefit. Additionally, joint ventures inherently involve a limited and lesser degree of control over joint venture decisions and actions, thereby potentially increasing financial, legal and compliance risks associated with each joint venture we enter into and could result in reduced profits, or in some cases, significant losses. Further, we may be unable to take action without the approval of our joint venture partners. In addition, investments in which an investee's financial performance is incorporated into our financial results, either in full or in part, require us to depend on the investee's accounting, financial reporting and similar systems, controls and processes. Furthermore, the success of our joint venture depends on the satisfactory performance by our joint venture partners of their joint venture obligations. The failure of our joint venture partners to perform their joint venture obligations could impose on us additional financial and performance obligations that could result in reduced profits or, in some cases, significant losses for us with respect to the joint venture.

Risks Related to Our Common Stock

1. Because Manny Mashouf beneficially owns a substantial portion of the outstanding shares, other shareholders have limited ability to influence corporate matters.
As of July 2, 2016, Manny Mashouf, our CEO and Chairman of the Board, beneficially owned approximately 58.3% of the outstanding shares of our common stock. As a result, he has the ability to control our management and affairs and substantially all matters submitted to our shareholders for approval, including the election and removal of directors and approval of any significant transaction. He also has the ability to control our management and business affairs. This concentration of ownership may have the effect of delaying, deferring or preventing a change in control, impeding a merger, consolidation, takeover or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of our business, and could limit the price that certain investors might be willing to pay for shares of common stock, even if such a transaction would benefit other shareholders. In addition, he could also sell his shares at any time, in open market transactions, registered offerings or otherwise and such a sale could negatively impact our share price.

2. Our stock price could fluctuate substantially for reasons outside of our control.
Our common stock is quoted on The NASDAQ Capital Market, which has experienced, and is likely to experience in the future, significant price and volume fluctuations, which could adversely affect our stock price without regard to our financial performance. In addition, we believe that factors such as quarterly fluctuations in our financial results and comparable sales; announcements by other apparel, accessory, music and gift item retailers; the trading volume of our stock; changes in estimates of our performance by securities analysts; litigation; overall economic and political conditions, including the global economic downturn; the condition of the financial markets, including the credit crisis; and other events or factors outside of our control could cause our stock price to fluctuate substantially.

3. Our failure to meet the continued listing requirements of The NASDAQ Capital Market could result in a delisting of our common stock.
If we fail to satisfy the continued listing requirements of The NASDAQ Capital Market, such as the corporate governance requirements or the minimum closing bid price requirement, NASDAQ may take steps to de-list our common stock. Such a delisting would likely have a negative effect on the price of our common stock and would impair your ability to sell or purchase our common stock when you wish to do so. In the event of a delisting, we would expect to seek to take actions to restore our compliance with NASDAQ’s listing requirements, but we can provide no assurance that any such action taken by us would allow our common stock to become listed again, stabilize the market price or improve the liquidity of our common stock, prevent our common stock from dropping below the NASDAQ minimum bid price requirement or prevent future non-compliance with NASDAQ’s listing requirements.

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

ITEM 1B.   UNRESOLVED STAFF COMMENTS
None.
ITEM 2.    PROPERTIES
As of July 2, 2016, our 185 stores, all of which are leased, encompassed approximately 729,000 total square feet. The typical store lease is for a 10-year term and requires us to pay a base rent and a percentage rent if certain minimum sales levels are achieved. Many of the leases provide a lease termination option in specified years of the lease if certain minimum sales levels are not achieved. In addition, leases for store locations typically require us to pay property taxes, utilities, repairs and common area maintenance fees.
Our main corporate headquarters are located in a leased facility in Brisbane, California. The Brisbane facility is approximately 35,000 square feet and houses administrative offices, planning operations and store support services. The lease expires in April 2020. We own our distribution center in Benicia, California consisting of approximately 240,000 square feet of which the company uses approximately 144,000 square feet. We also own our 50,000 square foot design studio and production facility in Los Angeles, California that houses our design, merchandising and production activities. We also own two condominium units in Los Angeles, California for use as short-term executive accommodations with approximately 3,400 total square footage.
ITEM 3.  LEGAL PROCEEDINGS
As of the date of this filing, we are involved in ongoing legal proceedings as described below.
A former employee filed a complaint against we on July 27, 2006, in the Superior Court of California, San Mateo County (Case No. CIV 456550) alleging a failure to pay wages and to provide meal and rest periods, among other claims. The plaintiff purported to bring the action on behalf of current and former California bebe managers who are similarly situated. On or about September 2014, the parties entered a settlement agreement conditioned upon court approval and a certain class participation rate which is consistent with amounts we previously accrued. The Court entered final approval of the settlement. The parties are in the process of the final administration of the settlement with the class members.

A former employee filed a complaint against we on November 2, 2010, in the Superior Court of California, San Bernardino County (Case No. CIVRS1011823) alleging failure to pay wages, failure to provide meal and rest periods, and other violations of the California Labor Code and Business & Professions Code §17200 et. seq.  The plaintiff purported to bring the action on behalf of current and former California bebe stylists and sales associates who are similarly situated.  The complaint sought damages, civil penalties, and injunctive relief among other remedies. We continue to defend ourself against the claims.

The parties are conducting discovery. The trial date is set for April 10, 2017. We are unable to estimate an amount or range of any reasonably possible losses.

A customer served us with a complaint on January 31, 2014, in the United States District Court for the Northern District of California (Civil Action No. C14-267 DMR) alleging various violations of the Telephone Consumer Protection Act (47 U.S.C. §§227 et seq.) and violations of California’s unfair competition law (California Business and Professions Code §§ 17200, et seq.) stemming from an alleged failure to obtain customer consent prior to sending text messages. The plaintiff purported to bring the action on behalf of others similarly situated.  The complaint sought damages and injunctive relief among other remedies.  The parties are conducting discovery. There is no trial date set. We continue to defend ourselves against the claims. We are unable to estimate an amount or range of any reasonably possible losses. A companion proceeding, previously reported, in the United States District Court for the Northern District of California (Civil Action No. 3:14-CV-01968)) was consolidated with this action.

We are subject to various other legal proceedings and claims arising in the ordinary course of business. Regarding all matters referenced herein, we intend to defend ourselves vigorously and have accrued estimated amounts of liability where required, appropriate and determinable. Any such estimates may be revised as further information becomes available. The results of any litigation are inherently uncertain and as such we cannot assure that we will be able to successfully defend ourselves in these lawsuits nor that any amounts accrued are sufficient.  We believe that the legal proceedings referenced herein, as well as the amounts accrued as of this filing, either individually or in the aggregate, will not have a material adverse effect on our business, financial condition or results of operations.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock trades on the Nasdaq Capital Market under the symbol “BEBE.” The following table sets forth the high and low sales prices of our common stock for each quarterly period within the two years ended July 2, 2016, as reported by Nasdaq:

	High	Low
Fiscal 2015
First Quarter	$3.30	$2.27
Second Quarter	3.08	2.03
Third Quarter	3.90	2.23
Fourth Quarter	3.56	1.89
Fiscal 2016
First Quarter	$2.13	$0.94
Second Quarter	1.19	0.41
Third Quarter	0.73	0.32
Fourth Quarter	0.62	0.33
As of August 31, 2016, the number of holders of record of our common stock was 52 and the number of beneficial holders of our common stock was approximately 5,635.
Declaration and payment of dividends is within the sole discretion of our board of directors, subject to limitations imposed by California law and compliance with our credit agreement and will depend on our earnings, capital requirements, financial condition and such other factors as the board of directors deems relevant. We did not declare any dividends during fiscal 2016 or in the fourth quarter of fiscal 2015. During the first three quarters of fiscal 2015, we declared quarterly dividends of $0.015, per common share.

Stock Performance Graph
The graph below compares the percentage changes in our cumulative total shareholder return on our common stock for the five-year period ended June 30, 2016, with (i) the cumulative total return of the S & P 500 Index and (ii) the S & P Apparel, Accessories & Luxury Goods Index. The total shareholder return for our common stock assumes quarterly reinvestment of dividends.

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

	Fiscal Year Ended (number of weeks)
	July 2, 2016 (52)	July 4, 2015 (52)	July 5, 2014 (52)	July 6, 2013 (53)(1)	June 30, 2012 (52)
	(Dollars in thousands, except per share data)
Operating Results:
Net sales	$393,594	$427,997	$425,117	$463,169	$519,845
Cost of sales, including production and occupancy	271,752	282,816	286,990	308,974	311,094
Gross margin	121,842	145,181	138,127	154,195	208,751
Selling, general and administrative expenses	177,714	170,278	197,796	197,170	186,920
Gain on sale of intellectual property, net	(31,694)	—	—	—	—
Operating (loss) income	(24,178)	(25,097)	(59,669)	(42,975)	21,831
Interest and other income (loss), net	(3,281)	368	257	815	931
(Loss) income from continuing operations before income taxes	(27,459)	(24,729)	(59,412)	(42,160)	22,762
Provision (benefit) for income taxes(2)	215	645	(163)	26,985	9,561
Earnings in equity method investment	193	—	—	—	—
(Loss) income from continuing operations, net of tax	(27,481)	(25,374)	(59,249)	(69,145)	13,201
Loss from discontinued operations, net of tax	—	(2,297)	(14,133)	(8,275)	(1,480)
Net (loss) income	$(27,481)	$(27,671)	$(73,382)	$(77,420)	$11,721
Basic per share amounts:
(Loss) income from continuing operations, net of tax	$(0.34)	$(0.32)	$(0.75)	$(0.84)	$0.16
Loss from discontinued operations, net of tax	—	(0.03)	(0.18)	(0.10)	(0.02)
Net (loss) income	$(0.34)	$(0.35)	$(0.93)	$(0.94)	$0.14
Diluted per share amounts:
(Loss) income from continuing operations, net of tax	$(0.34)	$(0.32)	$(0.75)	$(0.84)	$0.16
Loss from discontinued operations, net of tax	—	(0.03)	(0.18)	(0.10)	(0.02)
Net (loss) income	$(0.34)	$(0.35)	$(0.93)	$(0.94)	$0.14
Basic weighted average shares outstanding	79,930	79,616	79,234	81,847	84,235
Diluted weighted average shares outstanding	79,930	79,616	79,234	81,847	84,402
Statistics:
Number of stores:
Opened during period	6	9	2	10	13
Closed during the period	21	15	37	20	13
Open at end of period	186	201	207	242	252
Net sales per average store(3)	$1,857	$1,899	$1,829	$1,854	$1,956
Comparable store sales increase(decrease)(4)	(4.5)%	3.1%	(3.2)%	(9.6)%	4.8%

	As of
	July 2, 2016	July 4, 2015	July 5, 2014	July 6, 2013	June 30, 2012
	(Dollars in thousands, except per share data)
Balance Sheet Data:
Working capital	$70,488	$73,228	$101,000	$131,957	$197,448
Total assets	179,445	216,413	270,355	344,263	450,420
Shareholders’ equity	128,604	151,568	185,131	259,500	362,120
Dividends declared per common share	$—	$0.05	$0.10	$0.10	$0.10

(1)	The inclusion of 53 weeks of operations in fiscal 2013 added $6.5 million in net sales.

(2)
We regularly assess the need for a valuation allowance on our deferred tax assets. In fiscal 2013, based on this examination, we concluded that based on all available evidence, it is more likely than not that the majority of our deferred tax assets would not be realized. Therefore, we increased our valuation allowance by approximately $44.8 million. As of July 2, 2016, we continue to believe that the majority of our deferred tax assets will not be realized, therefore continuing to maintain a valuation allowance.

(3)	Based on the sum of average monthly sales for the period.

(4)
We calculate comparable store sales by including the net sales of stores that have been open at least one year including our on-line store. Therefore, a store is included in the comparable store sales base beginning with its thirteenth month. Stores that have been expanded or remodeled by 15 percent or more or have been permanently relocated are excluded from the comparable store sales base. In addition, comparable store sales are calculated using a same day sales comparison. International licensee store sales are not included in the comparable store sales calculation. Comparable store sales exclude the additional week from fiscal 2013.

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

Overview
We design, develop and produce a distinctive line of contemporary women’s apparel and accessories under the bebe and BEBE SPORT brand names. We operate stores in the United States, Puerto Rico and Canada. In addition, we have an on-line store at www.bebe.com that ships to customers in the United States, Canada, Puerto Rico, the U.S. Protectorates and internationally via our third-party providers, International Checkout and Shoprunner. We also have international stores operated by licensees in South East Asia, United Arab Emirates, Russia, South America, Turkey. and other territories Our distinctive product offering includes a full range of separates, tops, dresses, active wear and accessories to satisfy her every day wardrobe needs across all occasions. We design and develop the majority of our merchandise in-house, which is manufactured to our specifications. We source the remainder from third-party manufacturers.

Fiscal 2016 financial highlights include the following:

•
Net sales for fiscal 2016 were $393.6 million, down 8.0% from $428.0 million for fiscal 2015. Comparable store sales for fiscal 2016 decreased 4.5% compared to an increase of 3.1% in the previous fiscal year. The inclusion of the on-line store increased the comparable store percentage by 3.6% for the fiscal year ended July 2, 2016.

•	Gross margin for fiscal 2016 was 31.0% compared to 33.9% for fiscal 2015.

•	Selling, general and administrative expenses for the 2016 fiscal year were $177.7 million, an increase of 4.4% from $170.3 million for fiscal 2015.

•
Gain on sale of intellectual property, net was $31.7 million and represents the gain from the sale of a just under 50% ownership interest in bebe's intellectual property for which we received $35 million. Costs of the transaction totalled $2.5 million and are netted against the $35 million gain. Book value of assets contributed was $0.8 million.

•	Other income and expense included a $3.6 million loss on sale of auction rate securities during the third quarter.

•
Loss from continuing operations for the fiscal year ended July 2, 2016 was $27.5 million, or $0.34 per share on a diluted basis, compared to loss from continuing operations of $25.4 million, or $0.32 per share on a diluted basis, in the prior year.

•	In fiscal 2016, cash and equivalents increased by $8.6 million compared to a decrease of $47.4 million for fiscal 2015.
Our strategic focus for fiscal 2017 is to improve our sales comps and gross margin through a focus on inventory management initiatives which include reductions to total receipts and to SKU count, and rationalization of our assortment. In addition, we intend to focus on the further rationalization of both our store fleet and our selling, general and administrative expense.
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
For awards to employees that have service-based vesting conditions, we recognize compensation expense, based on the calculated fair value on the date of grant. For restricted stock units (“RSU”), we determine the fair value based on the stock price at the grant date. For stock options, we determine the fair value using the Black-Scholes option pricing model. This model requires subjective assumptions, which are affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include our expected stock price volatility over the term of the awards, actual and projected employee exercise behaviors, risk-free interest rate and expected dividends. As the stock-based compensation expense recognized in the consolidated statements of operations and comprehensive loss for fiscal 2016, 2015 and 2014 is based on awards ultimately expected to vest, such amount has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We estimate forfeitures based on our historical experience.
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
Investments. During fiscal 2016, we sold or redeemed all of our investments such that as of July 2, 2016, we held no investments in marketable securities. In 2015, we held interest bearing auction rate securities (“ARS”) consisting of federally insured student loan backed securities. As of July 4, 2015, the carrying value of our ARS portfolio totaled approximately $5.2 million, net of an impairment charge of $3.8 million and were classified as available for sale securities.
We also held short-term available for sale securities totaling $17.9 million at July 4, 2015 that consisted of certificates of deposit.
We use the equity method to account for our investment in the Joint Venture because we have the ability to exercise significant influence but not control. We record our share of earnings as reported by the Joint Venture as earnings in equity-method investment on the consolidated statement of operations and comprehensive loss. The total of our investments in the Joint Venture are recorded in Other Assets on the consolidated balance sheets.
Impairment of long-lived assets. We review long-lived assets for impairment whenever events or changes in circumstances, such as planned store closures or poor performing stores, indicate that the carrying value of an asset may not be recoverable. Assets are grouped and evaluated for impairment at the lowest level of which there are identifiable cash flows, which is generally at a store level. We review store assets using factors including, but not limited to our future operating plans and projected cash flows. We determine whether impairment has occurred based on an estimate of undiscounted future cash flows directly related to that store, compared to the carrying value of the assets. If the sum of the undiscounted future cash flows of a store does not exceed the carrying value of the assets, full or partial impairment may exist. For impaired assets, we recognize a loss equal to the difference between the net book value of the asset and its estimated fair value. Fair value is based upon discounted future cash flows of the asset using a discount rate commensurate with the risk. In addition, at the time a decision is made to close a store, we record an impairment charge, if appropriate, or accelerate depreciation over the revised useful life of the asset. During fiscal 2016, 2015 and 2014, we recorded charges of $6.4 million, $0.5 million and $7.6 million, respectively, for the impairment of store assets. We believe at this time that the long-lived assets’ carrying values and useful lives continue to be appropriate; however, significant changes from our current forecasts could result in additional impairment charges.
Income Taxes. We account for income taxes using an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in our financial statements or tax returns. We are subject to periodic audits by the Internal Revenue Service and other foreign, state and local taxing authorities. These audits may challenge certain of our tax positions such as the timing and amount of income and deductions and the allocation of taxable income to various tax jurisdictions. We evaluate our tax positions and establish liabilities in accordance with applicable accounting guidance on uncertainty in income taxes. To the extent that our estimates change or the final tax outcome of these matters is different than the amounts recorded, such differences will impact the income tax provision in the period in which such determinations are made. We regularly asses the need for a valuation allowance against our deferred tax assets. In evaluating whether it is more likely than not that some or all of our deferred tax assets will not be realized, we consider all available positive and negative evidence, including recent year’s operational results which is objectively verifiable evidence. As of July 2, 2016, we continue to conclude that it is more likely than not that our deferred tax assets will not be realized, and as such we maintained a full valuation allowance. Our effective tax rate in a given financial statement period may be materially impacted by changes in the mix and level of earnings, changes in the expected outcome of audits or changes in the deferred tax valuation allowance.
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

Recent Accounting Pronouncements

The impact of recent accounting pronouncements is included in Note 1 to our consolidated financial statements.

Results of Operations
Our fiscal year ends on the first Saturday on or after June 30. Fiscal year 2016, 2015 and 2014 each had 52 weeks.
The following table sets forth certain financial data as a percentage of net sales for the periods indicated:

	Fiscal Year Ended
	July 2, 2016	July 4, 2015	July 5, 2014
Summary of Operating Data:
Net sales	100.0%	100.0%	100.0%
Cost of sales, including production and occupancy(1)	69.0	66.1	67.5
Gross margin	31.0	33.9	32.5
Selling, general and administrative expenses(2)	45.2	39.8	46.5
Gain on sale of intellectual property, net	(8.1)	—	—
Operating loss	(6.1)	(5.9)	(14.0)
Interest and other income, net	(0.8)	0.1	0.1
Loss from continuing operations before income taxes	(6.9)	(5.8)	(13.9)
Income tax provision	0.1	0.2	—
Earnings in equity method investment	—	—	—
Loss from continuing operations, net of tax	(7.0)	(6.0)	(13.9)
Loss from discontinued operations, net of tax	—	(0.5)	(3.3)
Net loss	(7.0)%	(6.5)%	(17.2)%

(1)	Cost of sales includes the cost of merchandise, occupancy costs and production costs.

(2)	Selling, general and administrative expenses primarily consist of non-occupancy store costs, corporate overhead and advertising costs.
Fiscal Years Ended July 2, 2016 and July 4, 2015
Net Sales. Net sales decreased to $393.6 million during the fiscal year ended July 2, 2016 from $428.0 million in fiscal 2015, a decrease of $34.4 million, or 8.0%. The decrease in net sales was primarily attributable to decreased sales volumes in both our bebe and outlet businesses and a decrease in sales to our international licensees. Comparable store sales decreased 4.5% compared to an increase of 3.1% in the prior year. Also contributing to the decrease was a decline in both Average Unit Retail and traffic compared with the prior year.
Gross Margin. Gross margin decreased to $121.8 million for the fiscal year ended July 2, 2016 from $145.2 million in fiscal 2015, a decrease of $23.3 million, or 16.1%. As a percentage of net sales, gross margin of 31.0% was lower than the prior year at 33.9%, primarily reflecting increased markdowns on merchandise sold during the year. A decrease in store leverage also contributed to the decline.
Selling, General and Administrative Expenses. Selling, general and administrative expenses, which primarily consist of non-occupancy store costs, corporate overhead and advertising costs, increased to $177.7 million during fiscal 2016 from $170.3 million in fiscal 2015, an increase of $7.4 million, or 4.4%. Included in 2016 was $9.0 million in store impairment charges and store closure charges as compared with $0.5 million in the previous year. The increase in store impairment and closure charges was partially offset by reductions in other expense categories, primarily compensation and benefit costs of $4.4 million, after a $6.5 million charge for severance. These net reductions were the effect of corporate restructuring activities undertaken during fiscal 2016 .
Gain on sale of assets, net. We recorded a net gain of $31.7 million in fiscal 2016 related to the sale of an almost 50% ownership interest in our trademarks, trade names and certain other intellectual property to Bluestar LLC. The gain represents proceeds received of $35 million, which was offset by transaction costs totaling $2.5 million and the carrying value of assets sold totaling $0.8 million.
Interest and Other Income (Loss), Net. We recorded a loss of $3.3 million, net during fiscal 2016 as compared to income of $0.4 million in fiscal 2015. The decrease was the result of a $3.6 million loss on the sale of ARS recorded in fiscal 2016.

Provision for Income Taxes. Our effective tax rate was 0.8% for fiscal 2016 as compared to 2.6% for fiscal 2015. The rate for both fiscal 2016 and 2015 reflected the continuing impact of maintaining a valuation allowance against our deferred tax assets. In future years, we expect the continuing impact of maintaining a valuation allowance against deferred tax assets to result in a near 0% effective tax rate.
Discontinued Operations. In the fourth quarter of fiscal 2014, we discontinued operations of the 2b division, allowing us to focus our efforts on the core bebe brand's retail and outlet stores, e-commerce, international licensing and wholesale business. We closed all 18 2b mall-based stores, including the e-commerce business. In fiscal 2015, we settled the remaining lease obligations related to the mall-based stores and the results primarily reflect adjustments to the final settlement amount and thus there was no impact in 2016. The results of the 2b division have been presented as a discontinued operation in the accompanying consolidated statements of operations and comprehensive income (loss) for all periods.
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
Provision for Income Taxes. Our effective tax rate from continuing operations was 2.6% for fiscal 2015 as compared to (0.3)% for fiscal 2014. The rate for both fiscal 2015 and 2014 reflected the continuing impact of maintaining a valuation allowance against our deferred tax assets. In future years, we expect the continuing impact of maintaining a valuation allowance against deferred tax assets to result in a near 0% effective tax rate.
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

	Fiscal Year Ended	Fiscal Year Ended
	July 4, 2015	July 5, 2014
	(In thousands)
Net sales	$349	$21,418
Cost of sales, including production and occupancy	1,528	18,692
Gross margin	(1,179)	2,726
Selling, general and administrative expenses	1,118	16,857
Loss from discontinued operations, before income tax provision	(2,297)	(14,131)
Less: tax provision	—	2
Loss from discontinued operations, net of tax provision	$(2,297)	$(14,133)

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
Liquidity and Capital Resources
Our working capital requirements vary widely throughout the year and generally peak during the first and second fiscal quarters. At July 2, 2016, we had approximately $55.5 million of cash and cash equivalents on hand. We believe we have sufficient cash and equivalents to fund ongoing operations for the next twelve months. In addition, we have a stand-by letter of credit agreement which provides for issuance of one or more stand-by letters of credit. As of July 2, 2016, there was $5.0 million outstanding, related to four stand-by letters of credit. To date, no beneficiary has drawn upon any stand-by letter of credit.
At July 2, 2016, we had cash and cash equivalents of $55.5 million held in accounts managed by third-party financial institutions consisting of invested cash and cash in our operating accounts. The invested cash is invested in interest bearing funds managed by third-party financial institutions. These funds invest in direct obligations of the government of the United States. To date, we have experienced no loss or lack of access to our invested cash or equivalents; however, we can provide no assurances that access to our invested cash and equivalents will not be impacted by adverse conditions in the financial markets.
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
Net cash used by operating activities in fiscal 2016, 2015 and 2014 was $38.6 million, $25.0 million, and $30.3 million, respectively. Net cash used by operating activities increased $13.6 million from 2015 to 2016. Our operating loss, while consistent with that of the prior year, included gain on sale of assets which, when deducted results in a higher operating loss driven primarily by decreased margin, corporate restructuring activities and store closure activities. The decrease in working capital of $2.7 million from 2015 to 2016 was primarily related to decreases in available for sale securities and inventories offset by reductions in accounts payable and accrued liabilities. The decrease in cash used by operating activities of $5.2 million from 2014 to 2015 was primarily due to lower net loss and changes in working capital.
Net cash provided by investing activities was $47.5 million versus net cash used in investing activities of $17.7 million and net cash provided by investing activities of $44.8 million in fiscal 2016, 2015 and 2014, respectively. The increase in net cash provided by investing activities in fiscal 2016 from fiscal 2015 was a result of net proceeds of $32.5 million from the sale of an almost 50% ownership in our intellectual property assets.  The decrease in net cash provided by investing activities in fiscal 2015 from fiscal 2014 was a result of decreased net proceeds from sales and maturities of investments related to the decreased settlement of our ARS investments at par.
Capital expenditures of $7.2 million in fiscal 2016 primarily included $2.6 million related to the opening of new stores, $1.8 million related to the relocation and expansion of existing stores, and $2.8 million related to investments in management information systems. Capital expenditures of $21.9 million in fiscal 2015 primarily included $10.2 million related to the opening of new stores, $5.1 million related to the relocation and expansion of existing stores, $4.6 million related to investments in management information systems and $1.7 million related to visual and pre-production initiatives.
We opened 6, 9 and 10 new stores in fiscal 2016, 2015 and 2014, respectively, and we do not expect to open any stores in fiscal 2017. In fiscal 2017, we expect capital expenditures of approximately $6 million for remodels, store expansions, information technology systems and office improvements.
During fiscal 2016, the average of new store construction costs before tenant allowances was approximately $405,000 and the average gross inventory investment per store was approximately $134,000.
Net cash used in financing activities was $0.0 million in fiscal 2016 compared to net cash used in financing activities of $3.6 million in fiscal 2015. The decrease in cash used in financing activities of $3.6 million was primarily a result of suspension of dividends subsequent to the third quarter of fiscal 2015. Net cash used in financing activities was $3.6 million in fiscal 2015 compared to net cash used in financing activities of $6.8 million in fiscal 2014. The decrease in cash used in financing activities of $3.3 million was primarily a result of a decrease in the dividends paid.

In November 2012, our board of directors authorized a program to repurchase up to $30 million of our common stock. We may, from time to time, as business conditions warrant purchase stock in the open market or through private transactions. Purchases may be increased, decreased or discontinued at any time without prior notice. The plan does not obligate us to purchase any specific number of shares and may be suspended at any time at management’s discretion. No shares were repurchased during the 2016, 2015 and 2014 fiscal years.

During fiscal 2016 we took significant steps to restructure our organization which included headcount reductions and the closure of non-productive stores. In addition, we entered into a joint venture arrangement in which we sold an almost 50% interest in our intellectual property for proceeds of $35 million. As we enter fiscal 2017, we will continue to implement our strategy to streamline the production cycle for our product, improve the product assortment, further rationalize the store fleet and continue to reduce discretionary spending. We believe that improvements to production and assortment will result in a more compelling fashion offering for our customers leading to improved comparable store sales. Furthermore, reductions in discretionary spending and rationalization of the store fleet will result in combined annual operating expense savings. We believe we will see the benefit of this in fiscal 2017. Furthermore, in fiscal 2016 we incurred $6.6 million in severance expense and $2.6 million in lease termination expense that we currently do not anticipate incurring in fiscal 2017. In addition to these expense savings we currently anticipate closing up to 40 stores. We believe the efforts discussed in this section will significantly reduce the amount of net cash used in operating activities in fiscal 2017. We are also evaluating potential sources of additional liquidity, including potentially entering into a borrowing arrangement.

However, we cannot assure that any additional liquidity will be available on favorable terms or at all. Our ability to continue as a going concern is dependent on our ability to generate cash flow from operations or to obtain additional liquidity through borrowing or other arrangements and may also be impacted by the effects of holdbacks and letters of credit.

We believe our cash and equivalents, together with cash flows from operations, will be sufficient to meet our operating and capital requirements for at least the next twelve months. However, if the financial results anticipated as a result of the restructuring and cost-saving measures discussed previously in this section are not achieved, our current cash and equivalents may not be sufficient to meet our operating and capital requirements for at least the next twelve months without obtaining additional sources of liquidity which may not be available on favorable terms or at all. Our future operating and capital requirements will depend on numerous factors, including without limitation, future results of operations, investment costs for management information systems, imposed holdbacks, the requirement to maintain letters of credit and potential investments and/or licensing arrangements. If we are unable to generate positive cash flow from operations or to obtain funds from additional sources, this could have a material adverse effect on our business and financial condition.
Summary Disclosures about Contractual Obligations and Commitments:
Other than operating leases, we do not have any off-balance-sheet financing. The following tables summarize our significant contractual obligations and commercial commitments as of July 2, 2016 (in thousands):

	Amount of commitment expiration period
	Total	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years
Operating leases	$186,838	$44,029	$62,810	$40,208	$39,791
Unconditional purchase obligations(1)	12,330	12,226	104	—	—
Total contractual obligations and commitments(2)	$199,168	$56,255	$62,914	$40,208	$39,791

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

(2)
The table above does not include liabilities related to unrecognized tax benefits. As we are unable to reasonably predict the timing of settlement of such liabilities, the table does not include $0.1 million of income tax, interest and penalties relating to unrecognized tax benefits that are recorded as noncurrent liabilities within our consolidated balance sheet as of July 2, 2016.

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
The following table lists our cash equivalents at July 2, 2016:

Fair Value
(Dollars in thousands)
Cash equivalents	$236
Weighted average interest rate	—%
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
ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (“the Exchange Act”) as of the end of the period covered by this report (July 2, 2016). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of the evaluation date, our disclosure controls and procedures are effective at a reasonable level of assurance to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely discussions regarding required disclosure.

Internal Control over Financial Reporting
Management’s report on our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) in the Exchange Act), is included on page F-2 of this Annual Report on Form 10-K, under the heading, “Management’s Annual Report on Internal Control Over Financial Reporting” and is incorporated herein by reference.
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
10.4(b)
Standard Industrial/Commercial-Tenant Lease-Net dated November 30, 1998 between Registrant and Far Western Land and Investment Company, Inc., (lease for additional building to house administrative departments in Brisbane, California).

10.5(c)	Form of Retail Store License Agreement between Registrant and [company].
10.6(d)	Amendment No. 1 to Lease Agreement (amendment to Standard Industrial/Commercial-Tenant Lease-Net dated November 30, 1998 between Registrant and Far Western Land and Investment Company, Inc.)
10.7(e)(*)	Form of Restricted Stock Units Agreement.
10.8(f)	Standard Offer, Agreement and Escrow Instructions for Purchase of Real Estate dated January 20, 2004 by and between bebe stores, inc. and 10345 Olympic LLC.
10.9(g)(*)	Management Bonus Plan.
10.10(h)(*)	bebe stores, inc. Form of Stock Option Agreement.
10.11(i)(*)	bebe stores, inc. Form of Restricted Stock Unit Agreement.
10.17(j)(*)	Chief Executive Officer Employment Agreement between the Company and Jim Wiggett dated December 15, 2014.
10.18(k)	Amended and Restated Operating Agreement, dated June 8, 2016, by and among bebe stores, inc. and BB Brand Management LLC
10.19(l)	Asset Purchase and Contribution Agreement, dated June 8, 2016, by and among bebe stores, inc., bebe studio, inc. and BB Brand Holdings LLC
10.20(m)	License Agreement, dated June 8, 2016, by and among bebe stores, inc., bebe studio, inc., BB Brand Management LLC and BB Brand Holdings LLC
21.1	Subsidiaries of Registrant.
23.1	Consent of Independent Registered Public Accounting Firm.
24.1	Power of Attorney (see signature page).
31.1	Section 302 Certification of Chief Executive Officer.
31.2	Section 302 Certification of Chief Financial Officer.
32.1	Section 906 Certification of Chief Executive Officer.
32.2	Section 906 Certification of Chief Financial Officer.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Presentation Linkbase.

(a)	Incorporated by reference from exhibits of the same number in Registrant’s Registration Statement on Form S-1 (Reg. No. 333-50333), effective June 16, 1998.

(b)	Incorporated by reference from exhibit 10.6 in Registrant’s Quarterly Report on Form 10-Q filed on February 16, 1999.

(c)	Incorporated by reference from exhibits of the same number in Registrant’s Annual Report on Form 10-K filed on September 28, 1999.

(d)	Incorporated by reference from exhibit 10.8 in Registrant’s Annual Report on Form 10-K filed on September 28, 2000.

(e)	Incorporated by reference from exhibit 10.12 in Registrant’s Annual Report on Form 10-K filed on September 29, 2003.

(f)	Incorporated by reference from exhibit 10.17 in Registrant’s Current Report on Form 8-K filed on October 1, 2015

(g)	Incorporated by reference from exhibit 10.19 in Registrant’s Annual Report on Form 10-K filed on September 14, 2005.

(h)	Incorporated by reference from exhibit 99.3 to Registrant’s Current Report on Form 8-K filed on November 23, 2005.

(i)	Incorporated by reference from exhibit 99.4 to Registrant’s Current Report on Form 8-K filed on November 23, 2005.

(j)	Incorporated by reference from exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on December 15, 2014.

(k)	Incorporated by reference from exhibit 10.1 to Registrant's Current Report on Form 8-K filed on June 8, 2016.

(l)	Incorporated by reference from exhibit 10.2 to Registrant's Current Report on Form 8-K filed on June 8, 2016.

(m)	Incorporated by reference from exhibit 10.3 to Registrant's Current Report on Form 8-K filed on June 8, 2016.

(*) Indicates management contracts or compensatory plans or arrangements required to be filed as exhibits to this report on Form 10-K.

SIGNATURES
Pursuant to the requirements of the Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Brisbane, State of California, on the 27th day of September 2016.

bebe stores, inc.
By:	/S/ MANNY MASHOUF
Chief Executive Officer, Chairman of the Board (Principal Executive Officer)

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
Pursuant to the requirements of the Exchange Act, this Annual Report on Form 10-K has been signed by the following persons in the capacities and on the dates indicated:

Name	Title	Date

/S/ MANNY MASHOUF	Chief Executive Officer, Chairman of the Board	September 27, 2016
Manny Mashouf	(Principal Executive Officer)

/S/ WALTER PARKS	President, Chief Operating Officer, Interim Chief Financial Officer	September 27, 2016
Walter Parks	(Principal Financial Officer)

/S/ DARREN HORVATH	Controller	September 27, 2016
Darren Horvath	(Principal Accounting Officer)

/S/ BRETT BREWER	Director	September 27, 2016
Brett Brewer

/S/ CORRADO FEDERICO	Director	September 27, 2016
Corrado Federico

/S/ SETH JOHNSON	Director	September 27, 2016
Seth Johnson

/S/ ROBERT GALVIN	Director	September 27, 2016
Robert Galvin

bebe stores, inc.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
FISCAL YEARS ENDED JULY 2, 2016, JULY 4, 2015, AND JULY 5, 2014:

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of bebe stores, inc. is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. With the participation of the Chief Executive Officer and the Chief Financial Officer, our management has assessed the effectiveness of the Company’s internal control over financial reporting as of July 2, 2016. In making this assessment, management used the criteria established in Internal Control - Integrated Framework (2013) (the “2013 Framework”) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) as it applies to smaller reporting companies. Management believes that, as of July 2, 2016, the Company maintained effective internal control over financial reporting based on the criteria established in the 2013 Framework.
September 27, 2016

/s/ Manny Mashouf
Manny Mashouf Chief Executive Officer, Chairman of the Board (Principal Executive Officer)

/s/ Walter Parks
Walter Parks President, Chief Operating Officer, Interim Chief Financial Officer (Principal Financial Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
bebe stores, inc.

We have audited the accompanying consolidated balance sheets of bebe stores, inc. and subsidiaries (the "Company") as of July 2, 2016 and July 4, 2015, and the related consolidated statements of operations and comprehensive loss, shareholders' equity, and cash flows for each of the three years in the period ended July 2, 2016. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of bebe stores, inc. and subsidiaries as of July 2, 2016 and July 4, 2015, and the results of their operations and their cash flows for each of the three years in the period ended July 2, 2016, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP
San Francisco, California
September 27, 2016

bebe stores, inc.
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share data)

	As of
	July 2, 2016	July 4, 2015
Assets:
Current assets:
Cash and equivalents	$55,525	$46,947
Available for sale securities	—	17,880
Receivables (net of allowance of $669 and $515)	8,502	7,122
Inventories	28,736	31,317
Prepaid and other	10,498	10,774
Total current assets	103,261	114,040
Available for sale securities	—	5,241
Property and equipment, net	72,623	93,229
Equity investment	1,102	—
Other assets	2,459	3,903
Total assets	$179,445	$216,413
Liabilities and Shareholders’ Equity:
Current liabilities:
Accounts payable	$11,263	$12,595
Accrued liabilities	21,510	28,217
Total current liabilities	32,773	40,812
Deferred rent and other lease incentives	17,983	23,952
Liability for uncertain tax positions	85	81
Total liabilities	50,841	64,845
Commitments and contingencies (Notes 6, 7 and 14)
Shareholders’ equity:
Preferred stock-authorized 1,000,000 shares at $0.001 par value per share; no shares issued and outstanding	—	—
Common stock-authorized 135,000,000 shares at $0.001 par value per share; issued and outstanding 80,051,155 and 79,660,973 shares	80	80
Additional paid-in capital	147,512	145,499
Accumulated other comprehensive income (loss)	728	(1,776)
Retained earnings (accumulated deficit)	(19,716)	7,765
Total shareholders’ equity	128,604	151,568
Total liabilities and shareholders’ equity	$179,445	$216,413
See accompanying notes to consolidated financial statements.

bebe stores, inc.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Amounts in thousands, except per share data)

	Fiscal Year Ended
	July 2, 2016	July 4, 2015	July 5, 2014
Net sales	$393,594	$427,997	$425,117
Cost of sales, including production and occupancy	271,752	282,816	286,990
Gross margin	121,842	145,181	138,127
Selling, general and administrative expenses	177,714	170,278	197,796
Gain on sale of intellectual property, net	(31,694)	—	—
Operating loss	(24,178)	(25,097)	(59,669)
Interest and other income (loss), net	(3,281)	368	257
Loss from continuing operations, before income taxes and earnings in equity interest	(27,459)	(24,729)	(59,412)
Income tax provision (benefit)	215	645	(163)
Earnings in equity method investment	193	—	—
Loss from continuing operations, net of tax	(27,481)	(25,374)	(59,249)
Loss from discontinued operations, net of tax	—	(2,297)	(14,133)
Net loss	$(27,481)	$(27,671)	$(73,382)
Basic per share amounts:
Loss from continuing operations, net of tax	$(0.34)	$(0.32)	$(0.75)
Loss from discontinued operations, net of tax	—	(0.03)	(0.18)
Net loss	$(0.34)	$(0.35)	$(0.93)
Diluted per share amounts:
Loss from continuing operations, net of tax	$(0.34)	$(0.32)	$(0.75)
Loss from discontinued operations, net of tax	—	(0.03)	(0.18)
Net loss	$(0.34)	$(0.35)	$(0.93)

Basic weighted average shares outstanding	79,930	79,616	79,234
Diluted weighted average shares outstanding	79,930	79,616	79,234
Other comprehensive loss
Unrealized gain (loss) on available for sale securities, net of tax (1)	$3,759	$(125)	$2,610
Foreign currency translation adjustments	(1,256)	(4,812)	(233)
Other comprehensive income (loss)	2,503	(4,937)	2,377
Comprehensive loss	$(24,978)	$(32,608)	$(71,005)
(1) 2016 amount represents reclassification to Interest and other income (loss), net for securities sold.

See accompanying notes to consolidated financial statements.

bebe stores, inc.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Amounts in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total
	Number of Shares	Amount
Balances as of July 6, 2013	79,040	$79	$138,307	$784	$120,330	$259,500
Net loss	—	—	—	—	(73,382)	(73,382)
Other comprehensive income	—	—	—	2,377	—	2,377
Stock based compensation	—	—	3,708	—	—	3,708
Common stock issued under stock plans including tax benefit	515	1	853	—	—	854
Cash dividends declared ($0.10 per share)	—	—	—	—	(7,930)	(7,930)
Balances as of July 5, 2014	79,555	80	142,868	3,161	39,018	185,127
Net loss	—	—	—	—	(27,671)	(27,671)
Other comprehensive loss	—	—	—	(4,937)	—	(4,937)
Stock based compensation	—	—	2,420	—	—	2,420
Common stock issued under stock plans including tax benefit	106	—	211	—	—	211
Cash dividends declared ($0.045 per share)	—	—	—	—	(3,582)	(3,582)
Balances as of July 4, 2015	79,661	80	145,499	(1,776)	7,765	151,568
Net loss	—	—	—	—	(27,481)	(27,481)
Other comprehensive income	—	—	—	2,503	—	2,503
Stock based compensation	—	—	1,998	—	—	1,998
Common stock issued under stock plans including tax benefit	390	—	16	—	—	16
Balances as of July 2, 2016	80,051	$80	$147,513	$727	$(19,716)	$128,604

See accompanying notes to consolidated financial statements.

bebe stores, inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Fiscal Year Ended
	July 2, 2016	July 4, 2015	July 5, 2014
Cash flows from operating activities:
Net loss	$(27,481)	$(27,671)	$(73,382)
Adjustments to reconcile net loss to cash used in operating activities:
Non-cash compensation expense	1,998	2,420	3,708
Depreciation and amortization	19,978	17,847	19,379
Loss on sale of available for sale securities	3,624	—	—
Non-cash charge for asset impairment	6,423	480	7,605
Net gain on sale of intellectual property	(31,694)	—	—
Net loss on disposal of property	435	28	433
Deferred income taxes	10	154	515
Liability for long term uncertain tax positions	3	3	(471)
Excess tax benefit from exercise of stock options and awards	—	—	(223)
Other	(194)	(235)	—
Changes in operating assets and liabilities:
Receivables	(2,087)	(2,312)	2,230
Inventories	2,556	246	2,180
Prepaid and other	819	(571)	3,177
Accounts payable	(945)	(3,549)	(307)
Deferred rent and other lease incentives	(5,899)	(1,771)	(4,077)
Accrued liabilities	(6,187)	(10,109)	8,956
Net cash used in operating activities	(38,641)	(25,040)	(30,277)
Cash flows from investing activities:
Purchase of property and equipment	(7,179)	(21,921)	(19,799)
Proceeds from sale of intangible assets, net of transaction costs	32,502	—	—
Investment in equity method investment	(100)	—	—
Purchase of investments	(2,576)	(23,413)	(15,574)
Proceeds from sales and maturities of investments	24,820	27,606	80,126
Other	—	—	37
Net cash provided by (used in) investing activities	47,467	(17,728)	44,790
Cash flows from financing activities:
Proceeds from stock options exercised and share issuance	16	20	854
Excess of tax benefit on stock options exercised	—	—	223
Cash dividends paid	—	(3,582)	(7,930)
Net cash used in financing activities	16	(3,562)	(6,853)
Net increase (decrease) in cash and equivalents	8,842	(46,330)	7,660
Effect of exchange rate changes on cash	(264)	(1,068)	(280)
Cash and equivalents:
Beginning of year	46,947	94,345	86,965
End of year	$55,525	$46,947	$94,345
Non-cash investing activities:
Change in fair value of available for sale securities—unrealized gain	$—	$125	$2,610
Accrued capital expenditures	558	1,457	5,809
Equity method investment	809	—	—
Supplemental information:
Cash paid for interest	$—	$—	$9
Cash paid (received) for income taxes	$248	$200	$(2,052)
See accompanying notes to consolidated financial statements.

bebe stores, inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Summary of Significant Accounting Policies
Nature of the business—bebe stores, inc. (the “Company”) designs, develops and produces a distinctive line of contemporary women’s apparel and accessories, which it markets under the bebe and BEBE SPORT brand names. As of July 2, 2016, the Company operates 185 specialty retail stores located in 32 states, the District of Columbia, Puerto Rico, and Canada plus our on-line store at www.bebe.com. In addition, the Company has 82 international stores operated by licensees.
The Company has one reportable segment and has two brands with product lines of a similar nature. Revenues of the Company’s international wholesale licensee retail operations represented approximately six percent, eight percent and eight percent, respectively of net sales for fiscal years 2016, 2015 and 2014.

The Company incurred net losses and used cash in operating activities in fiscal 2016, 2015, and 2014. Cash and equivalents were $55.5 million as of July 2, 2016.

The Company used $38.6 million, $25.0 million, and $30.3 million net of cash in operating activities in fiscal years 2016, 2015 and 2014, respectively. The Company's liquidity is dependent upon its ability to generate cash from operations along with usage of its existing cash and cash equivalents.

During the third quarter of fiscal 2016 the Company took significant steps to restructure its organization which included headcount reductions and the closure of non-productive stores, which is expected to decrease operating expenses. In addition the Company obtained an additional source of funding in the fourth quarter of fiscal 2016 through the sale an almost 50% interest in its intellectual property for which it received cash proceeds of $35 million. In addition, the Company continues to evaluate other potential sources of liquidity including obtaining a financing arrangement. The Company believes its cash and equivalents, will be sufficient to meet its operating and capital requirements for at least the next twelve months.
Basis of financial statement presentation—The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America (GAAP).
Consolidation—The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany transactions and balances have been eliminated.
Fiscal year—The Company’s fiscal year ends on the first Saturday on or after June 30. Fiscal years 2016 , 2015, and 2014 all had 52 weeks.
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
Investments—The Company held no auction rate securities ("ARS") as of July 2, 2016. Previously, the Company held certificates of deposit and interest bearing ARS consisting of federally insured student loan backed securities. The Company designated its investments as available for sale securities which were reported at fair value, with unrealized gains and losses recorded in accumulated other comprehensive income. As of July 4, 2015, the Company’s ARS portfolio totaled approximately $5.2 million, net of impairment, and is classified as available for sale securities. (See note 3 for further discussion of the Company’s investments).

bebe stores, inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company uses the equity method to account for its investment in BB Brand Holdings LLC (the Joint Venture) because it has the ability to exercise significant influence but not control. The Company's share of earnings as reported by the Joint Venture are recorded as earnings in equity-method investment on the consolidated statement of operations and comprehensive income (loss). The total of our investments in the Joint Venture are recorded in Other Assets on the consolidated balance sheets.
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
Inventories—are stated at the lower of weighted average cost or market. Cost includes certain indirect purchasing, merchandise handling and storage costs. In addition, the Company estimates and accrues shortage for the period between the last physical count and the balance sheet date. Inventory includes raw materials of $0.9 million and $0.5 million as of July 2, 2016 and July 4, 2015, respectively.
Allowance for doubtful accounts—The changes in the allowance for doubtful accounts are summarized below (in thousands):

	Fiscal Year Ended
	July 2, 2016	July 4, 2015	July 5, 2014
Balance at beginning of year	$515	$413	$97
Charged to expense	154	215	505
Write offs	—	(113)	(189)
Balance at end of year	$669	$515	$413
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

bebe stores, inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

In fiscal 2014, the Company discontinued its 2b division and closed stores prior to the expiration of the related leases and recorded a liability for lease termination costs which was equal to the contractual maximum for leases that contained a contractual cap on liability. For leases with no contractual maximum, a liability was recorded for the difference between the present value of our future lease payments and related costs (e.g. common area maintenance and real estate taxes) from the date of closure through the end of the remaining lease term, reduced by assumed sublease rental income. The estimate of future cash flows was based on an analysis of the specific real estate market and included input from an independent real estate broker. Cash flows were discounted using a credit-adjusted risk free interest rate. In fiscal 2015, the Company settled its obligations related to these leases and recorded the adjustments within discontinued operations in the period of settlement.
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
The Company records a reserve for estimated product returns based on estimated margin using historical return trends. If actual returns are greater than those projected, additional sales returns may be recorded in the future. The changes in the returns reserve are summarized below (in thousands):

	Fiscal Year Ended
	July 2, 2016	July 4, 2015	July 5, 2014
Balance at beginning of year	$697	$655	$703
Charged to cost and expense	19,902	19,157	18,782
Returns	(19,893)	(19,115)	(18,830)
Balance at end of year	$706	$697	$655
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

bebe stores, inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Wholesale revenue from the sale of product to international licensee operated bebe stores is recognized at the time the licensee receives the shipment.
Store preopening costs—associated with the opening or remodeling of stores, such as preopening payroll, are expensed as incurred.
Apparel and accessory design activities—are expensed as incurred.
Advertising costs—are charged to expense when the advertising takes place. Advertising costs from continuing operations were $17.5 million, $17.8 million and $27.4 million, respectively, during fiscal 2016, 2015 and 2014.
Income taxes—are accounted for using an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. The Company is subject to periodic audits by the Internal Revenue Service and other foreign, state and local taxing authorities. These audits may challenge certain of the Company’s tax positions such as the timing and amount of income and deductions and the allocation of taxable income to various tax jurisdictions. The Company evaluates its tax positions and establishes liabilities in accordance with applicable accounting guidance on uncertainty in income taxes. In estimating future tax consequences, all expected future events known to management are considered other than pending changes in the tax law or rates. The Company regularly assesses the need for a valuation allowance against its deferred assets. In evaluating whether it is more likely than not that some or all of the Company’s deferred tax assets will not be realized, it considers all available positive and negative evidence, including recent year’s operational results which is objectively verifiable evidence. As a result of its evaluation of the realizability of its deferred tax assets as of July 2, 2016, the Company has concluded, based upon all available evidence, that it is more likely than not that its deferred tax assets will continue to not be realized and the Company has recorded a full valuation allowance.
The Company adopted ASU 2015-17, "Balance Sheet Classification of Deferred Taxes" as of July 2, 2016 and as a result, all deferred tax assets and liabilities have been classified as non-current. The Company adopted this new standard on a prospective basis, and prior periods were not retrospectively adjusted.
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

For awards to employees that have service-based vesting conditions, the Company recognizes compensation expense, based on the calculated fair value on the date of grant. For restricted stock units (“RSU”), the Company determines the fair value based on the stock price at the grant date. For stock options, the Company determines the fair value using the Black-Scholes option pricing model. This model requires subjective assumptions, which are affected by its stock price as well as assumptions regarding a number of complex and subjective variables. These variables include its expected stock price volatility over the term of the awards, actual and projected employee exercise behaviors, risk-free interest rate and expected dividends. As the stock-based compensation expense recognized in the consolidated statements of operations and comprehensive loss for fiscal 2016, 2015 and 2014 is based on awards ultimately expected to vest, such amount has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company estimates forfeitures based on its historical experience.
Earnings per share—Basic earnings per share (EPS) is computed as net earnings divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through the exercise of outstanding dilutive stock options.

bebe stores, inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following is a reconciliation of the number of shares used in the basic and diluted earnings per share computations:

	Fiscal Year Ended
	July 2, 2016	July 4, 2015	July 5, 2014
	(in thousands)
Basic weighted average number of shares outstanding	79,930	79,616	79,234
Incremental shares from assumed issuance of stock options and RSUs (1)	—	—	—
Diluted weighted average number of shares outstanding	79,930	79,616	79,234
(1) As the Company is in a loss position for all years presented, common stock equivalents are anti-dilutive and have been excluded.
Excluded from the computation of the number of diluted weighted average shares outstanding were anti-dilutive options to purchase 3.3 million, 3.7 million and 4.8 million shares for the fiscal years ended July 2, 2016, July 4, 2015 and July 5, 2014, respectively.
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
The Company had the following balances of accumulated comprehensive income (loss):

	Foreign Currency Translation	Fair Value Adjustment for ARS	Accumulated Other Comprehensive Income Loss)
	(In thousands)
Balance at July 5, 2014	$6,795	$(3,634)	$3,161
Foreign currency translation adjustments	(4,812)	—	(4,812)
Change in fair value of ARS	—	(125)	(125)
Other comprehensive income (loss)	(4,812)	(125)	(4,937)
Balance at July 4, 2015	1,983	(3,759)	(1,776)
Foreign currency translation adjustments	(1,256)	—	(1,256)
Redemption of ARS	—	3,759	3,759
Other comprehensive income (loss)	(1,256)	3,759	2,503
Balance at July 2, 2016	$727	$—	$727

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

bebe stores, inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Leases
In February 2016 the FASB issued ASU 2016-02 "Leases". This standard requires lessees to put most leases on their balance sheets as a right-to-use asset and a lease liability, but to continue to recognize expenses in the statements of operations in a manner similar to current accounting. The Company will adopt this standard at the beginning of fiscal year 2020 and is currently assessing the impact to the consolidated financial statements.
Revenue Recognition
In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers", or ASU 2014-09, which states that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this, an entity will need to: identify the contract with a customer; identify the separate performance obligations in the contract; determine the transaction price; allocate the transaction price to the separate performance obligation in the contract; and recognize revenue when (or as) the entity satisfies each performance obligation. ASU No. 2014-09 will be effective beginning with fiscal year 2019. The Company is currently assessing its approach to the adoption of this standard and the impact on the results of operations and financial position.
Going Concern
In August 2014, the FASB issued ASU No. 2014-15, "Presentation of Financial Statements - Going Concern (Subtopic 205-40); Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern," which requires management of a company to evaluate whether there is substantial doubt about our ability to continue as a going concern. This ASU is effective in fiscal 2017, and for interim and annual reporting periods thereafter, with early adoption permitted. The Company will evaluate the impact of this standard at the time it becomes effective.
Inventory
In July 2015, the FASB issued ASU No. 2015-11, "Simplifying the Measurement of Inventory". The new standard amends the guidelines for the measurement of inventory from lower of cost or market to the lower of cost and net realizable value (NRV). NRV is defined as the estimated selling prices in the ordinary course of business less reasonably predictable costs of completion, disposal and transportation. Under existing standards, inventory is measured at lower of cost or market, which requires the consideration of replacement cost, NRV and NRV less an amount that approximates a normal profit margin. This ASU eliminates the requirement to determine and consider replacement cost or NRV less an approximately normal profit margin for inventory measurement. The new standard is effective prospectively at the beginning of fiscal year 2018. The Company is currently evaluating the impact, if any, of adopting this new accounting guidance on its results of operations and financial position.
2. Gain on Sale of Intellectual Property and Equity Investment

In the fourth quarter of fiscal 2016, the Company contributed its intellectual property including trademarks, tradenames and certain domain names, along with all of its royalty license arrangements to a newly formed Joint Venture with Bluestar Alliance LLC (BlueStar). In exchange, bebe received cash proceeds of $35 million from Bluestar and a 50.0000000001% ownership interest in the Joint Venture (Bluestar owns the remaining interest). The Company recorded a gain on the sale of assets, net computed as follows for the fiscal year ended July 2, 2016 (in thousands):

Cash received	$35,000
Carrying value of contributed assets	(1,617)
Transaction costs	(2,498)
Retained interest in contributed assets	809
Gain on sale of assets, net	$31,694
The Company and Bluestar, each have 2 board seats (4 board seats in total). All key management decisions must be made jointly, including approval of the operating budget. Accordingly the Company has the ability to exercise significant influence, but not control, over the Joint Venture. The investment is accounted for using the equity method.

bebe stores, inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Discontinued Operation of 2b Stores
In the fourth quarter of fiscal 2014, the Company closed all 2b stores including 2b.com. The results of the 2b operations have been presented as discontinued operations in the accompanying consolidated statements of operations and comprehensive income (loss) for all periods presented and are as follows:

	Fiscal Year Ended
	July 2, 2016	July 4, 2015	July 5, 2014
		(In thousands)
Net sales	$—	$349	$21,418
Cost of sales, including production and occupancy	—	1,528	18,692
Gross margin	—	(1,179)	2,726
Selling, general and administrative expenses	—	1,118	16,857
Loss from discontinued operations, before income tax provision	—	(2,297)	(14,131)
Tax provision	—	—	2
Loss from discontinued operations, net of tax provision	$—	$(2,297)	$(14,133)

Costs associated with exit or disposal activities are recorded when the liability is incurred. As of July 2, 2016 and July 4, 2015, the Company had no accruals, for future costs associated with discontinued operations. A roll forward of the reserve is presented as follows, which was included within the "Accrued Liabilities" line in the consolidated balance sheet:

	Lease Obligations	Other Costs	Total
		(In thousands)
Balance as of July 5, 2014	$6,385	$1,000	$7,385
Costs incurred in fiscal 2015	1,252	896	2,148
Cash payments/or markdowns applied	(7,637)	(1,896)	(9,533)
Balance as of July 4, 2015	$—	$—	$—

4. Investments
As of July 2, 2016 the Company held no investments in auction rate securities, nor any other marketable securities. As of July 4, 2015, the fair value of the Company’s auction rate securities (ARS) portfolio totaled approximately $5.2 million classified as available for sale securities, which is net of a temporary impairment charge of $3.8 million. As of that date, the Company’s ARS portfolio consists of federally insured student loan backed securities. The Company’s ARS portfolio consists of approximately 22% AA rated investments and 78% B- rated investments. The Company's ARS were sold during the third quarter of 2016 for proceeds of $5.4 million and the Company recorded a loss of $3.6 million in other income (expense), net using the specific identification method. The Company's short term certificates of deposit matured during 2016 at face value and proceeds were not reinvested.

The following is a summary of the Company’s investments:

	As of July 4, 2015
	Cost	Unrealized Losses Less Than 12 Months	Unrealized Losses 12 Months or Greater	Estimated Fair Value
	(in thousands)
Short term certificates of deposit	$17,880	$—	$—	$17,880
Long term auction rate securities	$9,000	$—	$3,759	$5,241

Equity Method Investment

As of July 2, 2016, the Company had approximately 50% ownership interest in the Joint Venture with a book value of $1.1 million.

bebe stores, inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Fair Value Measurements
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
As of July 2, 2016, the Company held financial instruments that are measured at fair value on a recurring basis. These included cash equivalents. Cash equivalents consist of money market funds.
As of July 4, 2015, the Company held financial instruments that included cash equivalents and available for sale securities. Cash equivalents consist of money market funds. Short term available for sale securities consisted of certificates of deposit. Long term available for sale securities consist of ARS. These ARS consisted of federally insured student loan backed securities. The Company determined the estimated fair value of its investment in ARS as of July 4, 2015 by reviewing trading activity for similar securities in secondary markets as well as by using a discounted cash flow model. The assumptions used in preparing the discounted cash flow model include estimates for liquidity (average of LIBOR +6.04%), interest rates (weighted average of 0.1%), timing (range from 11 – 14 years), credit ratings and amount of cash flows and expected holding periods of the ARS and recent trading activity in the secondary marketplace.
The following items are measured at fair value on a recurring basis at July 2, 2016:

Description	July 2, 2016	Using Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
	Fair value measurements at reporting date (In thousands)
Cash equivalents	$236	$236	$—	$—
Total	$236	$236	$—	$—
The following items are measured at fair value on a recurring basis at July 4, 2015:

Description	July 4, 2015	Using Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
	Fair value measurements at reporting date (In thousands)
Cash equivalents	$14,426	$14,426	$—	$—
Current available for sale securities	17,880		17,880	—
Non-current available for sale securities	5,241		—	5,241
Total	$37,547	$14,426	$17,880	$5,241
During the fiscal years ended July 2, 2016 and July 4, 2015, there were no transfers of assets and liabilities between Level 1 (quoted prices in active markets for identical assets) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy. An impairment charge was recorded that reduced the carrying amount of the non-current available for sale securities of $9.0 million to their estimated fair value of $5.2 million as of July 4, 2015. The following table presents the Company’s activity for assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the fiscal year ended July 2, 2016:

bebe stores, inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands)
Balance at July 4, 2015	$5,241
Total gains or (losses) (realized or unrealized):
Included in earnings	(3,623)
Included in other comprehensive income (1)	3,759
Settlements	(5,377)
Balance at July 2, 2016	$—
(1) Represents the reclassification of amounts out of accumulated other comprehensive income.

Non-financial Assets
The Company measures certain non-financial assets and liabilities, including long-lived assets, at fair value on a non-recurring basis. During the fiscal years ended July 2, 2016, July 4, 2015, and July 5, 2014, the Company recorded impairment charges of $6.4 million, $0.5 million and $7.0 million, respectively, related to under-performing stores, within selling, general and administrative expenses. The following table presents the Company’s considerations of at-risk assets for the fiscal years ended July 2, 2016, July 4, 2015 and July 5, 2014, respectively (dollar amounts in millions):

	Fiscal Year Ended
	July 2, 2016	July 4, 2015	July 5, 2014
Number of stores identified as at risk and evaluated for impairment	34	28	38
Number of stores identified as at risk, but not impaired	(5)	(21)	(10)
Number of stores identified as at risk with impairment	29	7	28

Total carrying amount of stores identified as at risk prior to any impairment charges taken	$8.4	$4.4	$8.4
Total carrying amount of stores identified as at risk, but not impaired	(1.6)	(3.9)	(1.2)
Total carrying amount of stores identified for impairment	6.8	0.5	7.2
Impairment charges recorded	(6.4)	(0.5)	(7.0)
Remaining carrying amount of stores identified for impairment after impairment charges taken	$0.4	$—	$0.2

The fair market value of these assets was determined using the income approach and level 3 inputs, which required management to make significant estimates about future operating plans and projected cash flows. Management estimates the amount and timing of future cash flows based on its experience and knowledge of the retail market in which each store operates. The assumptions used in preparing the discounted cash flow model and the related sensitivity analysis around the discounted cash flow model include estimates for weighted average cost of capital 11.0% and annual revenue growth rates (range from 0.0% – 5.0%). The stores not impaired had undiscounted cash flows that exceeded their net carrying amount at a weighted average of 164%, 199% and 447% for the fiscal years ended July 2, 2016, July 4, 2015 and July 5, 2014, respectively.

6. Inventories
The Company’s inventories consist of:

	As of
	July 2, 2016	July 4, 2015
	(In thousands)
Raw materials	$903	$548
Merchandise available for sale	27,833	30,769
Inventories	$28,736	$31,317

bebe stores, inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Credit Facilities
On May 14, 2014 the Company entered into a stand-by letter of credit agreement which provides for issuance of one or more stand-by letters of credit. As of July 2, 2016 there was $5.0 million outstanding, related to four stand-by letters of credit and $0.2 million related to one commercial letters of credit. To date, no beneficiary has drawn upon any stand-by letters of credit.
8. Lease Obligations
Rent expense under operating leases for the fiscal years ended July 2, 2016, July 4, 2015, and July 5, 2014 was $78.0 million, $80.4 million and $86.9 million, respectively. Included in rent expense for fiscal year 2016 was a $2.6 million lease termination payment in connection with a store closure. Rent expense included other lease-required expenses for fiscal years 2016, 2015 and 2014 of $29.8 million, $27.1 million and $28.4 million, respectively. Store leases typically provide for payment by the Company of certain operating expenses, real estate taxes and additional rent based on a percentage of net sales if a specified net sales target is exceeded. In addition, certain leases have escalation clauses and provide for terms of renewal and/or early termination based on the net sales volumes achieved.
Future minimum lease payments for noncancellable leases at July 2, 2016 are as follows:

Operating Leases
(in thousands)
Fiscal year
2017	$44,029
2018	34,731
2019	28,079
2020	21,688
2021	18,520
Thereafter	39,791
Total minimum lease payments	$186,838

9. Accrued Liabilities
Accrued liabilities consist of the following (in thousands):

	As of
	July 2, 2016	July 4, 2015
Gift certificates, gift cards and store credits	$4,784	$4,984
Employee compensation	5,923	9,772
Sales/use tax payable	2,922	3,525
Deferred revenue	1,937	3,179
Capital expenditures	558	1,678
Other	5,386	5,079
Total	$21,510	$28,217

10. Intangible Asset
During the third quarter of fiscal 2011, the Company acquired the registered trademark in the People’s Republic of China for the “bebe” mark (“the Mark”). The Company recognized the full $0.9 million purchase price of the Mark as an indefinite-lived intangible asset which was included in other assets on the consolidated balance sheets. The Mark was contributed to the Joint Venture during the fourth quarter of fiscal 2016.

bebe stores, inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Income Taxes
Significant components of the provision for income taxes expense (benefit) from continuing operations are as follows:

	Fiscal Year Ended
	July 2, 2016	July 4, 2015	July 5, 2014
	(in thousands)
Current:
Federal	$—	$—	$—
State	116	214	(440)
Foreign	99	278	(204)
	215	492	(644)
Deferred:
Federal	—	—	—
State	—	—	—
Foreign	—	153	481
	—	153	481
Provision (benefit) from continuing operations	$215	$645	$(163)
The components of loss from continuing operations before income taxes are as follows:

	Fiscal Year Ended
	July 2, 2016	July 4, 2015	July 5, 2014
	(in thousands)
United States	$(32,014)	$(32,896)	$(69,191)
Foreign	4,555	8,167	9,779
Total loss from continuing operations before income taxes	$(27,459)	$(24,729)	$(59,412)
A reconciliation of the federal statutory tax rate with the Company’s effective income tax rate from continuing operations is as follows:

	Fiscal Year Ended
	July 2, 2016	July 4, 2015	July 5, 2014
Federal statutory rate	(35.0)%	(35.0)%	(35.0)%
State rate, net of federal benefit	(4.3)	(1.9)	(3.2)
Stock-based compensation	—	1.0	0.1
Valuation allowance	41.4	41.4	39.3
Foreign deferred tax adjustment	(3.1)	(1.5)	(0.8)
Tax reserve adjustment	—	—	(0.5)
Other	1.8	(1.4)	(0.2)
Effective tax rate	0.8%	2.6%	(0.3)%

bebe stores, inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Income Taxes (Continued)
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax reporting purposes.
Significant components of the Company’s deferred tax assets (liabilities) are as follows (the balances in 2015 were not retrospectively adjusted for the adoption of ASU 2015-17):

	July 2, 2016	July 4, 2015
	(in thousands)
Current deferred tax assets (liabilities), net	$—	$76
Non-Current:
Gift certificates, gift cards and store credits	1,146	—
Inventory	2,692	—
Other accrued expenses	464	—
Deferred revenue	513	—
Accrued vacation	731	—
Prepaid expenses	(769)	—
Basis difference in fixed assets	14,767	14,734
Deferred rent	4,531	5,902
Stock based compensation	1,508	1,726
Foreign tax credit	1,592	1,571
Tax credit and net operating loss carryovers	66,942	56,771
Construction allowance	(5,935)	(5,951)
Unrealized loss on ARS	—	1,432
Indirect benefit from uncertain tax positions	46	45
Other	2,350	—
Total non-current	90,578	76,230
Valuation allowance	(90,578)	(76,306)
Deferred tax assets, net	$—	$—
As of July 2, 2016, the Company has federal, state and foreign gross net operating loss carryovers of approximately $169.2 million, $122.1 million and $5.9 million, respectively. If not used, these carry forwards will expire at various dates from fiscal year 2016 to fiscal year 2036. The Company also has foreign tax credit and state tax credit carry forwards of approximately $1.6 million and $0.2 million, respectively, which will be available to offset future taxable income. If not used, the foreign tax credit carry forwards will expire at various dates from 2017 to 2026 and the state tax credit will expire from 2020 to 2022.
As of July 2, 2016, it was considered more likely than not that the Company’s deferred tax assets would not be realized. The Company regularly assesses the need for a valuation allowance against its deferred assets. In evaluating whether it is more likely than not that some or all of the Company’s deferred tax assets will not be realized, it considers all available positive and negative evidence, including recent years' operating results which is objectively verifiable evidence. As a result of its evaluation of the realizability of its deferred tax assets as of July 2, 2016, the Company has concluded, based upon all available evidence, that it is more likely than not that the majority of its deferred tax assets will not be realized. Therefore, the Company increased its valuation allowance by approximately $8.9 million for the current fiscal year. The Company will continue to maintain a valuation allowance against its deferred tax assets until the Company believes it is more likely than not that these assets will be realized in the future. If sufficient positive evidence arises in the future indicating that all or a portion of the deferred tax assets meet the more likely than not standard, the valuation allowance would be reversed accordingly in the period that such determination is made.
The Company accounts for interest and penalties related to unrecognized tax benefits as a component of income tax expense. During the fiscal years ended July 2, 2016, July 4, 2015 and July 5, 2014, the Company recognized approximately $0.0 million, $0.0 million, and $(0.1) million in interest and penalties, respectively. The Company had no accruals for interest and penalties at July 2, 2016 or July 4, 2015.

bebe stores, inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company could be subject to Federal income tax examinations for fiscal years 2014 and forward and could be subject to state and Canada examinations for fiscal years 2010 and forward. The Company is currently under examination with the IRS for fiscal year 2012 and fiscal year 2013. The Company is under audit in certain states for fiscal year 2011 through fiscal year 2014, and expects additional audits to commence. At this time, the Company does not believe that the outcome of any examination will have a material impact on the Company’s financial statements.
As of July 2, 2016, the Company has $0.4 million in unrecognized tax benefits. A reconciliation of the beginning and ending amount of unrecognized tax benefits are as follows:

	July 2, 2016	July 4, 2015	July 5, 2014
	(in thousands)
Balance as of beginning of period	$384	$384	$898
Additions for tax positions taken during the current year	—	—	—
Additions for tax positions taken during prior years	—	—	—
Reductions for tax positions taken during the current year	—	—	(272)
Settlements	—	—	(180)
Expirations of statues of limitations	—	—	(62)
Balance as of end of period	$384	$384	$384
Of the $0.4 million recorded at July 2, 2016, $0.3 million of unrecognized tax benefits would affect the effective tax rate if recognized. While the Company expects the amount of unrecognized tax benefits to change in the next twelve months, the change is not expected to have a significant effect on the estimated effective annual tax rate, the results of operations or financial position.

12. Property and Equipment:
Property and equipment consist of the following:

	As of
	July 2, 2016	July 4, 2015
	(in thousands)
Leasehold improvements	$112,480	$128,220
Furniture, fixtures and equipment	44,665	50,337
Computer hardware and software	61,040	57,064
Land and buildings	29,478	29,478
Construction in progress	876	4,431
Total	248,539	269,530
Less: Accumulated depreciation	(175,916)	(176,301)
Property and equipment, net	$72,623	$93,229
Construction in progress consists primarily of construction costs related to stores that will open subsequent to year end and information technology projects.
13. Employee Benefit Plan
Employees are eligible to participate in the Company’s 401(k) plan (the Plan) if they have been employed by the Company for six months, have reached age 21 and work at least 1,000 hours annually. Generally, employees can defer up to 75% of their gross wages up to the maximum limit allowable under the Internal Revenue Code. The Company makes a 10% matching contribution up to the annual maximum IRS contribution limit for the employee each payroll and, provided certain earnings goals are met, the Plan allows for an incremental 10% match following year end. Company contributions to the plan for the fiscal years ended July 2, 2016, July 4, 2015 and July 5, 2014 were $0.4 million, $0.4 million and $0.0 million, respectively.

bebe stores, inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Shareholders’ Equity
Preferred Stock
The Company is authorized to issue up to 1,000,000 shares of $0.001 par value preferred stock and to fix the rights, preferences, privileges and restrictions including voting rights, of these shares without any further vote or approval by the shareholders. No preferred stock has been issued to date.
Common Stock Plans
The 1997 Stock Plan as amended (the “Stock Plan”) provides for the grant of incentive stock options, non-qualified stock options, stock purchase rights, stock awards and service-based and performance-based restricted stock units (“RSU”). Although the Stock Plan allows for stock options and related awards to be granted at prices below fair market value, the Company has historically granted such options at the fair market value of the stock on the date of grant. Stock options and related awards have a maximum term of ten years. Options and restricted stock units granted to employees generally vest over four years with 25% of the award vested on each of the four anniversary dates. Options granted to directors generally vest over four years with 25% of the award vested on each of the four anniversary dates. RSUs awarded to directors generally vest over a period of one year from the date of grant. As of July 2, 2016, the Company has 10,686,974 shares of common stock authorized and unissued under the Stock Plan and there were 7,655,159 shares available for future grant.
The following table summarizes information about stock options outstanding at July 2, 2016:

	Options Outstanding			Options Vested and Exercisable
Exercise Prices	Number (in thousands)	Weighted Average Remaining Life (in years)	Weighted Average Exercise Price	Number (in thousands)	Weighted Average Exercise Price
$2.34 to $5.35	375	6.34	$4.37	309	$4.37
$5.36 to $6.47	334	5.36	5.94	271	6.02
$6.50 to $7.37	391	4.23	7.10	391	7.10
$7.39 to $7.64	330	1.50	7.60	330	7.60
$8.03 to $21.30	210	2.24	11.54	211	11.54
	1,640			1,512

As of July 2, 2016 and July 4, 2015, and July 5, 2014 there were approximately 1,512,124, 1,935,328 and 3,512,000 options exercisable at weighted-average exercise prices per share of $7.08, $6.62 and $8.04, respectively.
The following table summarizes stock option activity:

	Shares Outstanding (Amounts in thousands)	Weighted Average Exercise Price of Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding, July 4, 2015	2,657	$6.58
Granted	—	—
Exercised	—	—
Cancelled	(1,017)	6.05
Outstanding, July 2, 2016	1,640	$6.91	4.14	$—
Exercisable, July 2, 2016	1,512	$7.08	3.90	$—
Options vested and expected to vest—end of period	1,622	$6.94	4.10	$—
Intrinsic value for stock options is defined as the difference between the current market value and the grant price. For the fiscal years ended July 2, 2016, July 4, 2015, and July 5, 2014 the total intrinsic value of stock options exercised was $0.0 million, $0.0 million and $0.1 million, respectively. Cash received from stock options exercised during the fiscal years ended bebe stores, inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Shareholders’ Equity (continued)
July 2, 2016, July 4, 2015 and July 5, 2014 was $0.0 million, $0.0 million and $0.1 million, respectively, and the actual tax benefit realized for tax deductions from stock options exercised totaled $0.0 million, $0.0 million and $0.1 million, respectively.
The following table summarizes RSU activity:

	Shares (in thousands)	Weighted Average Grant Date Fair Value Per Share
Nonvested, July 4, 2015	2,190	$4.87
Granted	1,121	1.25
Cancelled	(1,565)	2.77
Vested	(366)	1.09
Nonvested, July 2, 2016	1,380	$2.57
Stock-based compensation
For the fiscal years ended July 2, 2016, July 4, 2015 and July 5, 2014, the Company recognized share-based compensation expense of $2.0 million, $2.4 million and $3.7 million, respectively, as a component of selling, general and administrative expenses. As of July 2, 2016, there was $0.3 million (before any related tax benefit) of total unrecognized compensation cost related to nonvested share-based compensation that is expected to be recognized over a weighted-average period of 3.21 years.

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

No options were granted in fiscal 2016. The following table presents the weighted average assumptions used in the option pricing model for the stock options granted in the fiscal years ended July 4, 2015 and July 5, 2014:

	July 4, 2015	July 5, 2014
Expected dividend rate	2.56%	1.64%
Volatility	51.8%	42.1%
Risk-free interest rate	1.7%	1.6%
Expected lives (years)	4.33	4.51
Fair value per option granted	$0.84	$1.80

Stock Purchase Plan
The 1998 Employee Stock Purchase Plan (the “Plan”) has a total of 1,922,857 shares of common stock reserved for issuance. The Plan is implemented in three month purchase periods. The price at which stock may be purchased is equal to 95% of the fair market value of the Company’s common stock on the Purchase Date. During the fiscal years ended July 2, 2016, July 4, 2015 and July 5, 2014, there were 24,600, 7,400 and 9,800 shares issued, respectively.

bebe stores, inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. Litigation

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

A former employee filed a complaint against the Company on November 2, 2010, in the Superior Court of California, San Bernardino County (Case No. CIVRS1011823) alleging failure to pay wages, failure to provide meal and rest periods, and other violations of the California Labor Code and Business & Professions Code §17200 et. seq.  The plaintiff purported to bring the action on behalf of current and former California bebe stylists and sales associates who are similarly situated.  The complaint sought damages, civil penalties, and injunctive relief among other remedies. The Company continues to defend itself against the claims. The parties are conducting discovery. The trial date is set for April 10, 2017. The Company is unable to estimate an amount or range of any reasonably possible losses.

A customer served the Company with a complaint on January 31, 2014, in the United States District Court for the Northern District of California (Civil Action No. C14-267 DMR) alleging various violations of the Telephone Consumer Protection Act (47 U.S.C. §§227 et seq.) and violations of California’s unfair competition law (California Business and Professions Code §§ 17200, et seq.) stemming from an alleged failure to obtain customer consent prior to sending text messages. The plaintiff purported to bring the action on behalf of others similarly situated.  The complaint sought damages and injunctive relief among other remedies.  The parties are conducting discovery. There is no trial date set. The Company continues to defend itself against the claims. The Company is unable to estimate an amount or range of any reasonably possible losses. A companion proceeding, previously reported, in the United States District Court for the Northern District of California (Civil Action No. 3:14-CV-01968)) was consolidated with this action.

The Company is subject to various other legal proceedings and claims arising in the ordinary course of business. Regarding all matters referenced herein, the Company intends to defend itself vigorously and has accrued estimated amounts of liability where required, appropriate and determinable. Any such estimates may be revised as further information becomes available. The results of any litigation are inherently uncertain and as such the Company cannot assure that it will be able to successfully defend itself in these lawsuits nor that any amounts accrued are sufficient.  The Company believes that the legal proceedings referenced herein, as well as the amounts accrued as of this filing, either individually or in the aggregate, will not have a material adverse effect on our business, financial condition or results of operations.
16. Related Party Transactions

During the fiscal years 2016, 2015 and 2014 the Company made payments of $0.2 million, $0.7 million and $0.6 million, respectively to Skid Holdings LLC for consulting services. Skid Holdings is owned by Manny Mashouf, the Chairman of the Board and Chief Executive Officer of the Company. These payments were made for services rendered prior to his becoming Chief Executive Officer. Also in fiscal 2016, 2015 and 2014 the Company made payments of $0.0 million, $0.0 million and $0.1 million, respectively to PM Consulting Group, a company owned by Paul Mashouf, the son of Manny Mashouf. PM Consulting Group provided consulting services related to logistics to the Company during these periods.

bebe stores, inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. Quarterly Financial Information (Unaudited)
The quarterly financial information presented below (each consisting of 13 weeks) reflects all adjustments which, in the opinion of the Company’s management, are of a normal and recurring nature necessary to present fairly the results of operations for the periods presented.

	2016 Quarter Ended
	October 3(1)	January 2(1)	April 2(1)(2)	July 2(1)
	(in thousands, except per share data)
Net sales	$96,283	$122,447	$79,939	$94,925
Gross margin	27,863	41,680	22,971	29,328
Selling, general and administrative expenses	44,890	47,116	49,417	36,291
Gain on sale of intellectual property, net	—	—	—	(31,694)
(Loss) income from operations	(17,027)	(5,436)	(26,446)	(6,963)
(Loss) income from continuing operations before income taxes	(17,114)	(5,428)	(30,010)	25,093
(Loss) income from continuing operations, net of tax	(17,141)	(5,458)	(29,968)	25,086
(Loss) income from discontinued operations, net of tax	—	—	—	—
Net loss	(17,141)	(5,458)	(29,968)	25,086
Basic per share amount
Loss from continuing operations, net of tax	$(0.22)	$(0.07)	$(0.37)	$0.31
Loss from discontinued operations, net of tax	—	—	—	—
Net loss	$(0.22)	$(0.07)	$(0.37)	$0.31
Diluted per share amount
Loss from continuing operations, net of tax	$(0.22)	$(0.07)	$(0.37)	$0.31
Loss from discontinued operation, net of tax	—	—	—	—
Net loss	$(0.22)	$(0.07)	$(0.37)	$0.31

(1)
Selling, general and administrative expenses in the first, second, third and fourth fiscal quarters include $1.5 million, $2.0 million, $1.9 million $1.0 million, respectively of impairment charges for store assets.

(2)	Loss from continuing operations before income taxes includes $3.6 million loss on sale of ARS.

	2015 Quarter Ended
	October 4	January 3	April 4	July 4
	(in thousands, except per share data)
Net sales	$102,156	$128,914	$92,668	$104,259
Gross margin	32,770	47,907	28,187	36,317
Selling, general and administrative expenses	42,127	47,816	39,047	41,288
Loss from operations	(9,357)	91	(10,860)	(4,971)
Loss from continuing operations before income taxes	(8,950)	119	(10,817)	(5,081)
Loss from continuing operations, net of tax	(8,986)	(20)	(10,892)	(5,476)
Loss from discontinued operations, net of tax	(1,831)	(365)	(354)	253
Net loss	(10,817)	(385)	(11,246)	(5,223)
Basic per share amount
Income (loss) from continuing operations, net of tax	$(0.11)	$—	$(0.14)	$(0.07)
Loss from discontinued operations, net of tax	(0.03)	—	—	—
Net loss	$(0.14)	$—	$(0.14)	$(0.07)
Diluted per share amount
Income (loss) from continuing operations, net of tax	$(0.11)	$—	$(0.14)	$(0.07)
Loss from discontinued operations, net of tax	(0.03)	—	—	—
Net loss	$(0.14)	$—	$(0.14)	$(0.07)

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION OF DOCUMENT
3.1(h)	Amended and Restated Articles of Incorporation of Registrant.
3.2(f)	Amended and Restated Bylaws of Registrant.
4.1(a)	Specimen certificate representing the Common Stock (in standard printer form, not provided).
10.1(i)(*)	1997 Stock Plan.
10.2(a)(*)	1998 Stock Purchase Plan.
10.3(a)(*)	Form of Indemnification Agreement.
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