Form 10-Q
period 2016-10-01
bebe stores, inc.
filed 2016-11-10
CIK 1059272

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 1, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding as of October 31, 2016 was 80,079,919 bebe stores, inc.

PART I.        FINANCIAL INFORMATION

ITEM 1.        Condensed Consolidated Financial Statements
bebe stores, inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(unaudited)

	As of October 1, 2016	As of July 2, 2016	As of October 3, 2015
Assets:
Current assets:
Cash and equivalents	$47,278	$55,525	$26,542
Available for sale securities	—	—	15,454
Receivables	8,956	8,502	6,351
Inventories, net	28,321	28,736	34,931
Prepaid and other	11,493	10,498	13,830
Total current assets	96,048	103,261	97,108
Available for sale securities	—	—	5,290
Property and equipment, net	67,516	72,623	89,804
Other assets	3,448	3,561	3,861
Total assets	$167,012	$179,445	$196,063
Liabilities and Shareholders’ Equity:
Current liabilities:
Accounts payable	$10,864	$11,263	$13,936
Accrued liabilities	17,905	21,510	25,588
Total current liabilities	28,769	32,773	39,524
Deferred rent and other lease incentives	16,927	17,983	22,300
Uncertain tax positions	85	85	82
Total liabilities	45,781	50,841	61,906
Commitments and contingencies
Shareholders’ equity:
Preferred stock-authorized 1,000,000 shares at $0.001 par value per share; no shares issued and outstanding	—	—	—
Common stock-authorized 135,000,000 shares at $0.001 par value per share; issued and outstanding 80,079,919, 80,051,155 and 79,871,705 shares	80	80	80
Additional paid-in capital	147,988	147,513	146,228
Accumulated other comprehensive income (loss)	659	728	(2,775)
Accumulated deficit	(27,496)	(19,717)	(9,376)
Total shareholders’ equity	121,231	128,604	134,157
Total liabilities and shareholders’ equity	$167,012	$179,445	$196,063
See accompanying notes to condensed consolidated financial statements.

bebe stores, inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except per share data)
(unaudited)

	Three Months Ended
	October 1, 2016	October 3, 2015
Net sales	$87,238	$96,283
Cost of sales, including production and occupancy	59,743	68,420
Gross margin	27,495	27,863
Selling, general and administrative expenses	35,720	44,890
Operating loss	(8,225)	(17,027)
Interest and other income (loss), net	14	(87)
Loss from operations, before income taxes	(8,211)	(17,114)
Income tax provision	17	27
Earnings in equity method investment	450	—
Net loss	$(7,778)	$(17,141)
Net loss per share amounts:
Basic	$(0.10)	$(0.22)
Diluted	$(0.10)	$(0.22)

Basic weighted average shares outstanding	80,068	79,722
Diluted weighted average shares outstanding	80,068	79,722

Other comprehensive income (loss)
Gain on available for sale securities	$—	$48
Foreign currency translation adjustments	69	(1,047)
Other comprehensive income (loss)	69	(999)
Comprehensive loss	$(7,709)	$(18,140)
See accompanying notes to condensed consolidated financial statements.

bebe stores, inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Three Months Ended
	October 1, 2016	October 3, 2015
Cash flows from operating activities:
Net loss	$(7,778)	$(17,141)
Adjustments to reconcile net loss to cash used by operating activities:
Non-cash compensation expense	472	725
Depreciation and amortization	4,268	4,510
Non-cash charge for asset impairment	764	1,517
Earnings in equity method investment	(450)	—
Cash receipt from equity method investment	600	—
Other	(91)	51
Changes in operating assets and liabilities:
Receivables	(454)	765
Inventories	406	(3,645)
Prepaid expenses and other	(1,052)	(3,008)
Accounts payable	(312)	1,202
Deferred rent and other lease incentives	(1,047)	(1,570)
Accrued liabilities	(3,091)	(2,535)
Net cash used by operating activities	(7,765)	(19,129)
Cash flows from investing activities:
Purchase of property and equipment and store construction deposits	(376)	(2,740)
Proceeds from sales of investment securities	—	1,509
Net cash used by investing activities	(376)	(1,231)
Cash flows from financing activities:
Proceeds from issuance of common stock	3	4
Net cash provided by financing activities	3	4
Net decrease in cash and equivalents	(8,138)	(20,356)
Effect of exchange rate changes on cash	(109)	(49)
Cash and equivalents:
Beginning of period	55,525	46,947
End of period	$47,278	$26,542
See accompanying notes to condensed consolidated financial statements.

bebe stores, inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
INTERIM FINANCIAL STATEMENTS
The accompanying condensed consolidated balance sheets of bebe stores, inc. (the “Company”) as of October 1, 2016 and October 3, 2015, the condensed consolidated statements of operations and comprehensive loss for the three months ended October 1, 2016 and October 3, 2015 and the condensed consolidated statements of cash flows for the three months ended October 1, 2016 and October 3, 2015 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X, without audit. Accordingly, they do not include all of the information required by accounting principles generally accepted in the United States of America for annual financial statements. Therefore, these condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended July 2, 2016.
In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position at the balance sheet dates and the results of operations for the periods presented have been included. The condensed consolidated balance sheet at July 2, 2016, presented herein, was derived from the audited balance sheet included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 2, 2016.
The Company’s business is affected by the pattern of seasonality common to most retail apparel businesses. The results for the periods presented are not necessarily indicative of future financial results.

The Company has incurred net losses and cash used in operating activities in fiscal 2016, 2015 and 2014. Cash and equivalents were $55.5 million as of July 2, 2016. During the three months ended October 1, 2016, net loss and net cash used in operating activities were $7.8 million and $7.8 million, respectively. As a result, cash and equivalents were $47.3 million as of October 1, 2016.

We used $7.8 million, $38.6 million, $25.0 million and $30.3 million net of our cash in operating activities in the first quarter of fiscal 2017 and in the fiscal years 2016, 2015 and 2014 respectively. Our liquidity is dependent upon our ability to generate cash from operations along with usage of our existing cash and cash equivalents. Our strategic focus for the remainder of fiscal 2017 is to close unprofitable stores or negotiate rent reductions for stores with kickout rights or where the store lease is up for renewal. In addition, we continue to limit the size of the investment in inventory and capital expenditures. We are also expecting significant savings in selling, general and administrative expenses as compared with the prior year from the corporate restructuring activities which occurred in fiscal 2016 including headcount reductions. We believe our cash and equivalents, together with our cash flows from operations, will be sufficient to meet our operating and capital requirements for at least the next twelve months. Our future operating and capital requirements, however, will depend on numerous factors, including without limitation, investment costs for management information systems, potential investments and/or licensing arrangements, and future results of operations. The inability to generate positive cash flow from operations could have a material adverse effect on our business and financial conditions.
FISCAL YEAR
The Company’s fiscal year is a 52 or 53 week period, each period ending on the first Saturday on or after June 30. Fiscal years 2017 and 2016 both include 52 weeks.
The three month periods ended October 1, 2016 and October 3, 2015 each include 13 weeks.
RECENT ACCOUNTING PRONOUNCEMENTS

Stock Compensation
In March 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-09, "Compensation - Stock Compensation (Topic 718)", which is part of the FASB's Simplification Initiative. The updated guidance simplifies the accounting for share-based payment transactions. The amended guidance is effective for fiscal years, and interim periods within those years, beginning with fiscal 2018, with early adoption permitted. The Company is currently evaluating the impact of the adoption of this standard on its consolidated financial statements.

Leases
In February 2016 the FASB issued ASU 2016-02, "Leases". This standard requires lessees to put most leases on their balance sheets as a right-to-use asset and a lease liability, but to continue to recognize expenses in the statements of operations in a manner similar to current accounting. The Company will adopt this standard at the beginning of fiscal year 2020 and is currently assessing the impact to the consolidated financial statements.
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
INVESTMENTS
As of October 1, 2016, the Company held no investments in auction rate securities nor any other marketable securities. As of October 3, 2015, the Company’s investment portfolio consisted of certificates of deposit and auction rate securities. The Company held short term available for sale securities totaling $15.5 million as of October 3, 2015, that consisted entirely of certificates of deposit at cost which approximates fair value. The Company also held long term available for sale securities at fair value totaling $5.3 million as of October 3, 2015, that consisted entirely of interest bearing auction rate securities (“ARS”).
The Company held interest bearing ARS consisting of federally insured student loan backed securities. As of October 3, 2015, the Company’s ARS portfolio totaled approximately $9.0 million and was classified as available for sale securities, net of a temporary impairment charge of $3.7 million. As of that date, the Company’s ARS portfolio consisted of approximately 22% A rated investments and 78% CCC rated investments. The Company's ARS were sold during the third quarter of fiscal 2016.
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

The Company had no available for sale securities as of October 1, 2016. The following is a summary of our available for sale securities as of October 3, 2015:

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
As of October 1, 2016, the Company held financial instruments that are measured at fair value on a recurring basis. These included cash equivalents consisting of money market funds.
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
The following items are measured at fair value on a recurring basis as of October 1, 2016:

Description	October 1, 2016	Using Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
	Fair value measurements at reporting date
	(In thousands)
Cash equivalents	$236	$236	$—	$—
Total	$236	$236	$—	$—

The following items are measured at fair value on a recurring basis as of July 2, 2016:

Description	July 2, 2016	Using Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
	Fair value measurements at reporting date
	(In thousands)
Cash equivalents	$236	$236	$—	$—
Total	$236	$236	$—	$—

The following items are measured at fair value on a recurring basis as of October 3, 2015:

Description	October 3, 2015	Using Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
	Fair value measurements at reporting date
	(In thousands)
Cash equivalents	$426	$426	$—	$—
Current available for sale securities	15,454	—	15,454	—
Long term auction rate securities	5,290	—	—	5,290
Total	$21,170	$426	$15,454	$5,290
An impairment charge was recorded in accumulated other comprehensive income that reduced the carrying amount of the applicable non-current assets of $9.0 million to their fair value of $5.3 million as of October 3, 2015.

Non-Financial Assets:
The Company measures certain non-financial assets and liabilities, including long-lived assets, at fair value on a non-recurring basis. During the three months ended October 1, 2016 and October 3, 2015, the Company recorded impairment charges of approximately $0.8 million and $1.5 million, respectively, related to under-performing stores.
The following table presents the Company’s considerations of at-risk assets for the three month periods ended October 1, 2016 and October 3, 2015, respectively:

	Three Months Ended
	October 1, 2016	October 3, 2015
	(dollar amounts in millions)
Number of stores identified as at risk and evaluated for impairment	7	11
Number of stores identified as at risk, but not impaired	(3)	(5)
Number of stores identified as at risk with impairment	4	6

Total carrying amount of stores identified as at risk prior to any impairment charges taken	$1.7	$2.3
Total carrying amount of stores identified as at risk, but not impaired	(0.9)	(0.8)
Total carrying amount of stores identified for impairment	0.8	1.5
Impairment charges recorded during the period	$0.8	$1.5
The fair market value of these assets was determined using the income approach and Level 3 inputs, which require management to make significant estimates about future operating plans and projected cash flows. Management estimates the amount and timing of future cash flows based on its experience and knowledge of the retail market in which each store operates. The assumptions used in preparing the discounted cash flow model and the related sensitivity analysis around the discounted cash flow model include estimates for weighted average cost of capital 11.0% and annual revenue growth rates (range from 0.0% – 5.0%). The stores not impaired had undiscounted cash flows that exceeded their net carrying amount at a weighted average of 126% for the three month period ended October 1, 2016. For the three months ended October 3, 2015, the stores not impaired had undiscounted cash flows that exceeded their net carrying amount at a weighted average of 52%.
The impairment charge is included in selling, general and administrative expenses (“SG&A”) in the accompanying condensed consolidated statements of operations and comprehensive loss. The Company was not required to measure any other significant non-financial assets and liabilities at fair value.

INVENTORIES
The Company’s inventories consisted of:

	As of
	October 1, 2016	July 2, 2016	October 3, 2015
	(In thousands)
Raw materials	$717	$903	$773
Merchandise available for sale	27,604	27,833	34,158
Inventories, net	$28,321	$28,736	$34,931
CREDIT FACILITIES
On May 14, 2014, the Company entered into a secured stand-by letter of credit agreement which provides for issuance of one or more stand-by letters of credit. As of October 1, 2016, the Company had $5.0 million outstanding, related to four stand-by letters of credit and $0.2 million outstanding related to one commercial letter of credit. To date, no beneficiary has drawn upon any stand-by letter of credit.
INCOME TAXES
Deferred income taxes arise from temporary differences between the tax and financial statement recognition of revenue and expenses. The Company regularly assesses the need for a valuation allowance against its deferred tax assets. In evaluating whether it is more likely than not that some or all of the Company’s deferred tax assets will not be realized, it considers all available positive and negative evidence, including recent year’s operational results which is objectively verifiable evidence. As a result of its evaluation of the realizability of its deferred tax assets as of October 1, 2016, the Company continues to believe, based upon all available evidence, that it is more likely than not that the majority of its deferred tax assets will continue to not be realized. Accordingly, the tax benefit related to the current quarter losses is not recognized. The Company will continue to maintain a valuation allowance against its deferred tax assets until the Company believes it is more likely than not that these assets will be realized in the future. If sufficient positive evidence arises in the future indicating that all or a portion of the deferred tax assets meet the more likely than not standard, the valuation allowance will be reversed accordingly in the period that such determination is made.
EARNINGS (LOSS) PER SHARE
Basic earnings (loss) per share is computed as net earnings divided by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution that could occur from common shares issuable through the exercise of dilutive stock options.

There is no difference between the number of shares used in the basic and diluted earnings per share computations.
Excluded from the computation of the number of diluted weighted average shares outstanding were options to purchase 2,368,874 and 3,799,152 shares of common stock for the three months ended October 1, 2016 and October 3, 2015, respectively, which would have been anti-dilutive.
STOCK BASED COMPENSATION
The following table summarizes the stock based compensation expense recognized under the Company’s stock plan during the three months ended October 1, 2016 and October 3, 2015:

	Three Months Ended
	October 1, 2016	October 3, 2015
	(In thousands)
Stock options	$86	$336
Nonvested stock awards/units	386	389
Total stock based compensation expense	$472	$725

Unrecognized compensation cost related to nonvested stock options and nonvested stock awards/units totaled approximately $0.0 million and $0.8 million, respectively, as of October 1, 2016. This cost is expected to be recognized over a weighted average period of 1.0 years and 2.1 years respectively.
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
Our distinctive product offering includes a full range of separates, tops, dresses, active wear and accessories to satisfy our customers' every day wardrobe needs for a variety of occasions. We design and develop the majority of our merchandise in-house, which is manufactured to our specifications. However, we also source directly from third-party manufacturers. In fiscal 2017, we began to start selling co-branded and third-party labeled product as well, although we expect the majority of our product to continue to have the bebe brand. We also sell licensed product through a strategic partnership.
We market our products under the bebe and BEBE SPORT brand names through our 182 retail stores, of which 144 are bebe stores, including an on-line store at www.bebe.com, and 38 are bebe outlet stores. Our 82 international licensees operated stores in 23 countries and, pursuant to our product licensing arrangements, through certain select domestic and international retailers. During the three months ended October 1, 2016, we closed 3 bebe stores and 1 outlet store. Continuing our previous efforts to rightsize our store fleet, we anticipate closing up to 24 stores during the remainder of fiscal 2017.
bebe. We were founded by Manny Mashouf, our Chief Executive Officer and Chairman of the Board. We opened our first store in San Francisco, California in 1976, which was also the year we incorporated in California. As of October 1, 2016, we operated 143 bebe stores in 31 states, Puerto Rico, Canada and on-line. www.bebe.com is our bebe on-line retail store and an extension of the bebe store experience that provides a complete assortment of bebe and BEBE SPORT merchandise and is used as a vehicle to communicate with our customers.
bebe outlet. Our bebe outlet stores are an extension of the full-price bebe store and provide everyday lifestyle offerings for our aspirational buyers. As of October 1, 2016, we operated a total of 38 bebe outlet stores.
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
The preparation of these financial statements requires the appropriate application of certain accounting policies, many of which require us to make estimates and assumptions about future events and their impact on amounts reported in our financial statements and related notes. Since future events and their impact cannot be determined with certainty, the actual results will inevitably differ from our estimates. Such differences could be material to the financial statements. We believe our application of accounting policies, and the estimates inherently required therein, are reasonable. Our most critical accounting policies are those related to revenue recognition, stock based compensation, inventories, marketable securities, impairment of long lived assets and income taxes. We continually evaluate these accounting policies and estimates, and we make adjustments when facts and circumstances dictate a change. Our accounting policies are described in Note 1 to the consolidated financial statements in our annual report on Form 10-K for the fiscal year ended July 2, 2016. This discussion and analysis should be read in conjunction with such discussion and with our condensed consolidated financial statements and related notes included in Part 1, Item 1 of this quarterly report.
RESULTS OF OPERATIONS
Our fiscal year is a 52 or 53 week period, each period ending on the first Saturday on or after June 30. Both fiscal 2017 and fiscal 2016 include 52 weeks. The three months ended October 1, 2016 and October 3, 2015 include 13 weeks respectively.
The following table sets forth certain financial data as a percentage of net sales for the periods indicated:

	Three Months Ended
	October 1, 2016	October 3, 2015
Net sales	100.0%	100.0%
Cost of sales, including production and occupancy (1)	68.5	71.1
Gross margin	31.5	28.9
Selling, general and administrative expenses (2)	40.9	46.6
Operating loss	(9.4)	(17.7)
Interest and other income (loss), net	—	(0.1)
Loss from operations before income taxes	(9.4)	(17.8)
Income tax provision	—	0.1
Earnings in equity method investment	0.5	—
Net loss	(8.9)%	(17.8)%
_____________________

(1)	Cost of sales includes the cost of merchandise, occupancy costs, distribution center costs and production costs.

(2)	Selling, general and administrative expenses primarily consist of non-occupancy store costs, corporate overhead and advertising costs.
Net Sales. Net sales decreased to $87.2 million during the three months ended October 1, 2016 from $96.3 million for the comparable period of the prior year, a decrease of $9.0 million, or 9.4%. The decrease in net sales was primarily due to the effects of negative comparable store sales in the first quarter of fiscal 2017 compared with the same period in the prior year. Comparable store sales for the quarter ended October 1, 2016 decreased 3.2% compared to a decrease of 4.1% in the first quarter of the prior fiscal year coupled with a reduction in total number of stores. The decrease in comparable store sales was primarily the result of decreased store traffic.

	Three Months Ended
	October 1, 2016	October 3, 2015
Net sales (In thousands)	$87,238	$96,283
Net sales (decrease) percentage	(9.4)%	(5.7)%
Comparable store percentage (1)	(3.2)%	(4.1)%
Net sales per average square foot (2)	$89	$92
Square footage at end of period (in thousands)	711	787
Number of store locations:
Beginning of period	186	201
New store locations	—	1
Closed store locations	4	1
Number of stores open at end of period	182	201
 _____________________

(1)
We calculate comparable store sales by including the net sales of stores that have been open at least one year. Therefore, a store is included in the comparable store sales base beginning with its thirteenth month. Stores that have been expanded or remodeled by 15 percent or more or have been permanently relocated are excluded from the comparable store sales base. In addition, we calculate comparable store sales using a same day sales comparison. Our e-commerce store sales are also included in our comparable store sales base. For the three months ended October 1, 2016 and October 3, 2015, the inclusion of our e-commerce store sales increased the comparable store sales 2.5% and 3.5%, respectively.

(2)	We calculate net sales per average square foot using net store sales less e-commerce net sales and monthly average store square footage.
Gross Margin. Gross margin decreased to $27.5 million during the three months ended October 1, 2016 from $27.9 million for the comparable period of the prior year, a decrease of $0.4 million, or 1.3%. As a percentage of net sales, gross margin increased to 31.5% for the three months ended October 1, 2016 from 28.9% in the comparable period of the prior year. The increase in gross margin as a percentage of net sales was primarily due to the effect of lower promotional activity and improved occupancy leverage during the quarter.
Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased to $35.7 million during the three months ended October 1, 2016 from $44.9 million for the comparable period of the prior year, a decrease of $9.2 million, or 20.4%. As a percentage of net sales, selling, general and administrative expenses decreased to 40.9% during the three months ended October 1, 2016 from 46.6% in the comparable period of the prior year. The decrease in selling, general and administrative expenses in the first quarter of fiscal 2017 was primarily driven by the effects of severance charges of $2.2 million incurred during the first quarter of fiscal 2016 and higher impairment charges and professional fees in that same quarter. The first quarter of fiscal 2017 also benefited from reduced compensation expense reflecting the effects of the workforce reductions that occurred in fiscal 2016.
Provision for Income Taxes. The tax rate for the first quarter of fiscal 2017 was (0.2)% compared to (0.2)% for the comparable period of the prior year. The current quarter effective tax rate reflects the continuing impact of maintaining a valuation allowance against net deferred tax assets. Therefore, our effective tax rate for both fiscal year 2017 and 2016 continues to approximate 0%.
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

LIQUIDITY AND CAPITAL RESOURCES
Our working capital requirements vary widely throughout the year and generally peak during the first and second fiscal quarters. As of October 1, 2016, we had approximately $47.3 million of cash and equivalents on hand.
As of October 1, 2016, all cash and equivalents were held in accounts managed by third-party financial institutions consisting of invested cash and cash in our operating accounts. The invested cash is invested in interest bearing funds managed by third-party financial institutions. These funds invest in direct obligations of the government of the United States. To date, we have experienced no loss or lack of access to our invested cash or equivalents; however, we can provide no assurances that access to our invested cash and equivalents will not be impacted by adverse conditions in the financial markets.
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
Net cash used by operating activities for the three months ended October 1, 2016 was $7.8 million compared to net cash used by operating activities of $19.1 million for the three months ended October 3, 2015. The decrease in cash usage of $11.4 million from the comparable period was primarily the result of the decrease in net loss for the three months ended October 1, 2016 as compared to the same period in the prior year. The decrease of $3.2 million in working capital during the first quarter of fiscal 2016 was primarily the effect of the operating loss during the quarter coupled with payments made related to accrued liabilities during the quarter.
Net cash used by investing activities for the three months ended October 1, 2016 was $0.4 million compared to cash usage of $1.2 million used by investing activities for the three months ended October 3, 2015. The $0.9 million decrease versus the prior year comparable period was primarily due to decreased investments in property and equipment and store construction deposits offset by lower proceeds from sale of investment securities in the current year. We expect that total capital expenditures will be approximately $6 million in fiscal 2017, which will include capital expenditures for remodels and information technology systems.
Net cash provided by financing activities was $0.0 million for the three months ended October 1, 2016 consistent with the $0.0 million provided by financing activities for the three months ended October 3, 2015.
In October 2015, our board of directors authorized a program to repurchase up to $5 million of our common stock. We intend, from time to time, as business conditions warrant, to purchase stock in the open market or through private transactions. Purchases may be increased, decreased or discontinued at any time without prior notice. The plan does not obligate us to repurchase any specific number of shares and may be suspended at any time at our discretion. No shares were repurchased during the three months ended October 1, 2016 and none are currently planned.
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

Interest Rate Risk
We currently maintain variable interest rate investments consisting of cash equivalents. According to our investment policy, we may invest in taxable and tax-exempt instruments. In addition, the policy establishes limits on credit quality, maturity, issuer and type of instrument. Marketable securities are classified as “trading” or “available for sale”. We do not use derivative financial instruments in our investment portfolio.

The following table lists our cash, cash equivalents and investments as of October 1, 2016:

Fair Value
(Dollars in thousands)
Cash	$47,042
Weighted average interest rate	0.00%
Cash equivalents	$236
Weighted average interest rate	0.05%
Total	$47,278
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
There has been no change in our internal control over financial reporting during the quarter ended October 1, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We used $7.8 million during the first fiscal quarter of 2017 and $38.6 million and $25.0 million net of our cash in operating activities in the fiscal years 2016 and 2015 respectively. Our liquidity is dependent upon our ability to generate cash from operations along with usage of our existing cash and cash equivalents. Our strategic focus for the remainder of fiscal 2017 is to continue implementing our strategy to streamline the production cycle for our product, make improvements to our product assortment, further rationalize our store fleet and inventory levels, and continued focus on discretionary spending. We believe our cash and equivalents, together with our cash flows from operations, will be sufficient to meet our operating and capital requirements for at least the next twelve months, provided that we can achieve the financial results anticipated as a result of the restructuring and cost-saving measures. Our future operating and capital requirements, however, will depend on numerous factors, including without limitation, the size and number of new and expanded stores and/or store concepts, investment costs for management information systems, the success of initiatives in the Joint Venture, potential investments and/or licensing arrangements, and future results of operations. The inability to generate positive cash flow from operations could have a material adverse effect on our business and financial conditions. In addition, if additional financing is needed, we may not be able to secure such financing on favorable terms, or at all.

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

13. If we, through our interest in the Joint Venture, are not able to protect our intellectual property our business may be harmed.
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

20. If an independent manufacturer violates labor or other laws, or is accused of violating any such laws, or if their labor practices diverge from those generally accepted as ethical, it could harm our business and brand image .
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
If we fail to satisfy the continued listing requirements of The NASDAQ Capital Market, such as the corporate governance requirements or the minimum closing bid price requirement, NASDAQ may take steps to de-list our common stock. Such a delisting would likely have a negative effect on the price of our common stock and would impair your ability to sell or purchase our common stock when you wish to do so. In the event of a delisting, we would expect to seek to take actions to restore our compliance with NASDAQ’s listing requirements, but we can provide no assurance that any such action taken by us would allow our common stock to become listed again, stabilize the market price or improve the liquidity of our common stock, prevent our common stock from dropping below the NASDAQ minimum bid price requirement or prevent future non-compliance with NASDAQ’s listing requirements. Following discussions with the Nasdaq, we intend to complete a reverse stock split prior to December 15, 2016 in order to remain listed on the Nasdaq Stock Market.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Not applicable.
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.    OTHER INFORMATION

On November 7, 2016, the Compensation Committee of the Board of Directors of the Company agreed to increase the annual base salary of Walter Parks, President, COO and Interim CFO, from $480,000 to $500,000, and make eligible to participate in the Company’s discretionary annual bonus plan (“Plan”)  with a target amount of 80% of his annual base salary, subject to the Plan’s terms.
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

Dated November 10, 2016

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