Form 10-Q
period 2016-12-31
bebe stores, inc.
filed 2017-02-10
CIK 1059272

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2016
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

The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding as of January 31, 2017 was 8,066,805.

bebe stores, inc.

PART I.        FINANCIAL INFORMATION

ITEM 1.        Condensed Consolidated Financial Statements
bebe stores, inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(unaudited)

	As of December 31, 2016	As of July 2, 2016	As of January 2, 2016
Assets:
Current assets:
Cash and equivalents	$66,792	$55,525	$43,372
Available for sale securities	—	—	5,070
Receivables	8,411	8,502	6,055
Inventories, net	23,250	28,736	28,282
Prepaid and other	5,166	10,498	14,665
Total current assets	103,619	103,261	97,444
Available for sale securities	—	—	5,166
Property and equipment, net	62,585	72,623	83,306
Other assets	2,681	3,561	3,673
Total assets	$168,885	$179,445	$189,589
Liabilities and Shareholders’ Equity:
Current liabilities:
Accounts payable	$12,987	$11,263	$14,760
Accrued liabilities and other	24,027	21,510	25,407
Total current liabilities	37,014	32,773	40,167
Deferred rent and other lease incentives	15,977	17,983	20,741
Uncertain tax positions	86	85	83
Total liabilities	53,077	50,841	60,991
Commitments and contingencies
Shareholders’ equity:
Preferred stock-authorized 1,000,000 shares at $0.001 par value per share; no shares issued and outstanding	—	—	—
Common stock-authorized 14,000,000 shares at $0.001 par value per share; issued and outstanding 8,067,174; 8,005,116 and 8,002,444 shares	8	8	8
Additional paid-in capital	147,966	147,585	147,001
Accumulated other comprehensive income (loss)	561	728	(3,577)
Retained earnings (accumulated deficit)	(32,727)	(19,717)	(14,834)
Total shareholders’ equity	115,808	128,604	128,598
Total liabilities and shareholders’ equity	$168,885	$179,445	$189,589
See accompanying notes to condensed consolidated financial statements.

bebe stores, inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	December 31, 2016	January 2, 2016	December 31, 2016	January 2, 2016
Net sales	$101,931	$122,447	$189,169	$218,730
Cost of sales, including production and occupancy	66,903	80,767	126,647	149,188
Gross margin	35,028	41,680	62,522	69,542
Selling, general and administrative expenses	41,399	47,116	77,119	92,006
Operating loss	(6,371)	(5,436)	(14,597)	(22,464)
Interest and other income (loss), net	121	8	136	(79)
Loss from operations, before income taxes	(6,250)	(5,428)	(14,461)	(22,543)
Income tax provision (benefit)	10	30	27	57
Earnings in equity method investment	$1,029	$—	$1,479	$—
Net loss	$(5,231)	$(5,458)	$(13,009)	$(22,600)
Net Loss per share amounts:
Basic	$(0.65)	$(0.68)	$(1.62)	$(2.83)
Diluted	$(0.65)	$(0.68)	$(1.62)	$(2.83)

Basic weighted average shares outstanding	8,040	7,989	8,023	7,981
Diluted weighted average shares outstanding	8,040	7,989	8,023	7,981

Other comprehensive income (loss)
Unrealized loss on available for sale securities	$—	$(124)	$—	$(75)
Foreign currency translation adjustments	(101)	(678)	(168)	(1,726)
Other comprehensive income (loss)	(101)	(802)	(168)	(1,801)
Comprehensive loss	$(5,332)	$(6,260)	$(13,177)	$(24,401)
See accompanying notes to condensed consolidated financial statements.

bebe stores, inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Six Months Ended
	December 31, 2016	January 2, 2016
Cash flows from operating activities:
Net loss	$(13,009)	$(22,600)
Adjustments to reconcile net loss to cash used by operating activities:
Stock compensation expense	602	1,421
Depreciation and amortization	8,527	10,302
Non-cash charge for asset impairment	2,673	3,493
Earnings in equity method investment	(1,479)	—
Cash receipt from equity method investment	1,850	—
Other	(259)	130
Changes in operating assets and liabilities:
Receivables	91	1,058
Inventories	5,470	2,980
Prepaid expenses and other	5,796	(3,687)
Accounts payable	1,607	2,365
Deferred rent and other lease incentives	(1,542)	(3,082)
Accrued liabilities	2,755	(2,110)
Net cash provided (used) by operating activities	13,082	(9,730)
Cash flows from investing activities:
Purchase of property and equipment and store construction deposits	(1,723)	(5,134)
Proceeds from sales of investment securities	—	11,411
Net cash provided (used) by investing activities	(1,723)	6,277
Cash flows from financing activities:
Proceeds from issuance of common stock	2	8
Net cash provided (used) by financing activities	2	8
Net decrease in cash and equivalents	11,361	(3,445)
Effect of exchange rate changes on cash	(94)	(130)
Cash and equivalents:
Beginning of period	55,525	46,947
End of period	$66,792	$43,372
See accompanying notes to condensed consolidated financial statements.

bebe stores, inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
INTERIM FINANCIAL STATEMENTS
The accompanying condensed consolidated balance sheets of bebe stores, inc. (the “Company”) as of December 31, 2016 and January 2, 2016, the condensed consolidated statements of operations and comprehensive loss for the three and six months ended December 31, 2016 and January 2, 2016 and the condensed consolidated statements of cash flows for the six months ended December 31, 2016 and January 2, 2016 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X, without audit. Accordingly, they do not include all of the information required by accounting principles generally accepted in the United States of America for annual financial statements. Therefore, these condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended July 2, 2016.
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

The Company has incurred net losses and cash used in operating activities in fiscal 2016, 2015 and 2014. Cash and equivalents were $55.5 million as of July 2, 2016. During the six months ended December 31, 2016, net loss was $13.0 million however the Company generated net cash from operating activities totaling $13.1 million. As a result, cash and equivalents were $66.8 million as of December 31, 2016.

The Company used, $38.6 million, $25.0 million and $30.3 million net of cash in operating activities in the fiscal years 2016, 2015 and 2014 respectively. The Company's liquidity is dependent upon its ability to generate cash from operations along with usage of existing cash and cash equivalents. The strategic focus for the remainder of fiscal 2017 is to close unprofitable stores or negotiate rent reductions for stores with kickout rights or where the store lease is up for renewal. In addition, the Company continues to limit the size of the investment in inventory and capital expenditures. The Company is also expecting significant savings in selling, general and administrative expenses as compared with the prior year from the corporate restructuring activities which occurred in fiscal 2016 including headcount reductions. The Company believes its cash and equivalents, together with cash flows from operations, will be sufficient to meet its operating and capital requirements for at least the next twelve months. Future operating and capital requirements, however, will depend on numerous factors, including without limitation, investment costs for management information systems, potential investments and/or licensing arrangements, and future results of operations. The inability to generate positive cash flow from operations could have a material adverse effect on the Company's business and financial conditions.
FISCAL YEAR
The Company’s fiscal year is a 52 or 53 week period, each period ending on the first Saturday on or after June 30. Fiscal years 2017 and 2016 both include 52 weeks.
The three month periods ended December 31, 2016 and January 2, 2016 each include 13 weeks. The six month periods ended December 31, 2016 and January 2, 2016 each included 26 weeks.
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
Leases
In February 2016 the FASB issued ASU 2016-02, "Leases". This standard requires lessees to put most leases on their balance sheets as a right-to-use asset and a lease liability, but to continue to recognize expenses in the statements of operations in a manner similar to current accounting. The Company will adopt this standard at the beginning of fiscal year 2020 and is currently assessing the impact to the consolidated financial statements, but due to the number of leases the Company has, adoption of the standard will result in an increase in long-term assets and liabilities.
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
INVESTMENTS
As of December 31, 2016, the Company held no investments in auction rate securities nor any other marketable securities. As of January 2, 2016, the Company’s investment portfolio consisted of certificates of deposit and auction rate securities. The Company held short term available for sale securities totaling $5.1 million as of January 2, 2016, that consisted entirely of certificates of deposit at cost which approximates fair value. The Company also held long term available for sale securities at fair value totaling $5.2 million as of January 2, 2016, that consisted entirely of interest bearing auction rate securities (“ARS”).
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
As of December 31, 2016, the Company held financial instruments that are measured at fair value on a recurring basis. These included cash equivalents consisting of money market funds.
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
The following items are measured at fair value on a recurring basis as of December 31, 2016:

Description	December 31, 2016	Using Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
	Fair value measurements at reporting date
	(In thousands)
Cash equivalents	$236	$236	$—	$—
Total	$236	$236	$—	$—

The following items are measured at fair value on a recurring basis as of July 2, 2016:

Description	July 2, 2016	Using Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
	Fair value measurements at reporting date
	(In thousands)
Cash equivalents	$236	$236	$—	$—
Total	$236	$236	$—	$—

The following items are measured at fair value on a recurring basis as of January 2, 2016:

Description	January 2, 2016	Using Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
	Fair value measurements at reporting date
	(In thousands)
Cash equivalents	$426	$426	$—	$—
Current available for sale securities	5,070	—	5,070	—
Non-current available for sale securities	5,166	—	—	5,166
Total	$10,662	$426	$5,070	$5,166

During the quarter ended December 31, 2016, there were no transfers of assets and liabilities between Level 1 (quoted prices in active markets for identical assets) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy. An impairment charge was recorded in accumulated other comprehensive income that reduced the carrying amount of the applicable non-current assets of $9.0 million to their fair value of $5.2 million as of January 2, 2016.

Non-Financial Assets:
The Company measures certain non-financial assets and liabilities, including long-lived assets, at fair value on a non-recurring basis. During the three months ended December 31, 2016 and January 2, 2016, the Company recorded impairment charges of approximately $1.9 million and $2.0 million, respectively, related to under-performing stores. During the six months ended December 31, 2016 and January 2, 2016, the Company recorded impairment charges of approximately $2.7 million and $3.5 million, respectively, related to under-performing stores.
The following table presents the Company’s considerations of at-risk assets for the three month and six month periods ended December 31, 2016 and January 2, 2016, respectively (amounts in millions, except for store count):

	Three Months Ended		Six Months Ended
	December 31, 2016	January 2, 2016	December 31, 2016	January 2, 2016
Number of stores identified as at risk and evaluated for impairment	9	14	13	21
Number of stores identified as at risk, but not impaired	(2)	(3)	(2)	(4)
Number of stores identified as at risk with impairment	7	11	11	17

Total carrying amount of stores identified as at risk prior to any impairment charges taken	$2.4	$2.9	$3.2	$4.7
Total carrying amount of stores identified as at risk, but not impaired	(0.3)	(0.9)	(0.3)	(1.2)
Total carrying amount of stores identified for impairment	2.1	2.0	2.9	3.5
Impairment charges recorded during the period	(1.9)	(2.0)	(2.7)	(3.5)
Remaining carrying amount of stores identified for impairment after impairment charges taken	$0.2	$—	$0.2	$—
The fair market value of these assets was determined using the income approach and level 3 inputs, which require management to make significant estimates about future operating plans and projected cash flows. Management estimates the amount and timing of future cash flows based on its experience and knowledge of the retail market in which each store operates. The assumptions used in preparing the discounted cash flow model and the related sensitivity analysis around the discounted cash flow model include estimates for weighted average cost of capital 11.0% and annual revenue growth rates (range from 0.0% – 5.0%). The stores not impaired had undiscounted cash flows that exceeded their net carrying amount at a weighted average of 101% and 180% for the three and six month periods ended December 31, 2016, respectively. For the three and six month periods ended January 2, 2016, the stores not impaired had undiscounted cash flows that exceeded their net carrying amount at a weighted average of 453% and 340%, respectively.
The impairment charge is included in selling, general and administrative expenses (“SG&A”) in the accompanying condensed consolidated statements of operations and comprehensive loss. The Company was not required to measure any other significant non-financial assets and liabilities at fair value.
INVENTORIES
The Company’s inventories consisted of:

	As of
	December 31, 2016	July 2, 2016	January 2, 2016
	(In thousands)
Raw materials	$1,060	$903	$833
Merchandise available for sale	22,190	27,833	27,449
Inventories, net	$23,250	$28,736	$28,282
LETTERS OF CREDIT
The Company has a secured stand-by letter of credit agreement which provides for issuance of one or more stand-by and commercial letters of credit. As of December 31, 2016, the Company had $4.9 million outstanding, related to four stand-by letters of credit. To date, no beneficiary has drawn upon any stand-by letters of credit.

INCOME TAXES
Deferred income taxes arise from temporary differences between the tax and financial statement recognition of revenue and expenses. The Company regularly assesses the need for a valuation allowance against its deferred tax assets. In evaluating whether it is more likely than not that some or all of the Company’s deferred tax assets will not be realized, it considers all available positive and negative evidence, including recent year’s operational results which is objectively verifiable evidence. As a result of its evaluation of the realizability of its deferred tax assets as of December 31, 2016, the Company continues to believe, based upon all available evidence, that it is more likely than not that the majority of its deferred tax assets will continue to not be realized. Accordingly, the tax benefit related to the current quarter losses is not recognized. The Company will continue to maintain a valuation allowance against its deferred tax assets until the Company believes it is more likely than not that these assets will be realized in the future. If sufficient positive evidence arises in the future indicating that all or a portion of the deferred tax assets meet the more likely than not standard, the valuation allowance will be reversed accordingly in the period that such determination is made.
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
Excluded from the computation of the number of diluted weighted average shares outstanding were options and awards to purchase 389,453 and 388,846 shares of common stock for the three months ended December 31, 2016 and January 2, 2016, respectively, and 312,572 and 395,102, for the six months ended December 31, 2016 and January 2, 2016, respectively, which would have been anti-dilutive.

REVERSE STOCK SPLIT

Pursuant to the authorization provided in the 2016 Annual Meeting of the Shareholders on December 6th, 2016 the Company completed a 10 for 1 reverse stock split of the shares of the Company’s common stock on December 8th, 2016.

As a result of the reverse stock split every 10 shares of issued and outstanding common stock were combined into one issued and outstanding share of common stock of without any change in the par value per share. No fractional shares were issued as a result of the reverse stock split and any fractional shares that would have resulted from the reverse stock split was paid in cash.

The reverse stock split reduced the number of shares of common stock outstanding from approximately 80 million shares to approximately 8 million shares. Prior periods have been adjusted to reflect the effect of the reverse split.

The Company’s common stock began trading on a reverse stock split-adjusted basis on the NASDAQ on December 9th, 2016. Since the par value of the Common Stock remained at .001 per share the value for the “Common Stock” recorded to the Company’s Balance Sheet has been retroactively reduced to reflect the par value of restated outstanding shares with a corresponding increase to “Additional Paid in Share Capital”.
STOCK BASED COMPENSATION
The following table summarizes the stock based compensation expense recognized under the Company’s stock plan during the three and six months ended December 31, 2016 and January 2, 2016:

	Three Months Ended		Six Months Ended
	December 31, 2016	January 2, 2016	December 31, 2016	January 2, 2016
	(In thousands)
Stock options	$16	$56	$102	$391
Stock awards/units	114	641	500	1,030
Total stock based compensation expense	$130	$697	$602	$1,421

Unrecognized compensation cost related to nonvested stock options and nonvested stock awards/units totaled approximately $0.0 million and $0.6 million, respectively, as of December 31, 2016. This cost is expected to be recognized over a weighted average period of 0.8 years and 2.24 years, respectively. There were no stock options granted during the three and six months ended December 31, 2016 and during the three and six months ended January 2, 2016.
LEGAL MATTERS

Legal Proceedings:

As of the date of this filing, the Company is involved in ongoing legal proceedings as described below.

A former employee filed a complaint against the Company on November 2, 2010, in the Superior Court of California, San Bernardino County (Case No. CIVRS1011823) alleging failure to pay wages, failure to provide meal and rest periods, and other violations of the California Labor Code and Business & Professions Code §17200 et. seq.  The plaintiff purported to bring the action on behalf of current and former California bebe stylists and sales associates who are similarly situated.  The complaint sought damages, civil penalties, and injunctive relief among other remedies. The Company continues to defend itself against the claims. Discovery is continuing. Trial is set for September 11, 2017. The Company is unable to estimate an amount or range of any reasonably possible losses.

A customer served the Company with a complaint on January 31, 2014, in the United States District Court for the Northern District of California (Civil Action No. C14-267 DMR) alleging various violations of the Telephone Consumer Protection Act (47 U.S.C. §§227 et seq.) and violations of California’s unfair competition law (California Business and Professions Code §§ 17200, et seq.) stemming from an alleged failure to obtain customer consent prior to sending text messages. The plaintiff purported to bring the action on behalf of others similarly situated.  The complaint sought damages and injunctive relief among other remedies.  Discovery is continuing. There is no trial date set. The Company continues to defend itself against the claims. The Company is unable to estimate an amount or range of any reasonably possible losses. A companion proceeding, previously reported, in the United States District Court for the Northern District of California (Civil Action No. 3:14-CV-01968)) was consolidated with this action.

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
We market our products under the bebe and BEBE SPORT brand names through our 180 retail stores, of which 142 are bebe stores, including an on-line store at www.bebe.com, and 38 are bebe outlet stores. Our 81 international licensees operated stores in 22 countries and, pursuant to our product licensing, through certain select domestic and international retailers. During the three months ended December 31, 2016, we closed 1 bebe store, and during the six months ended December 31, 2016, we closed 4 bebe stores and 1 outlet store. Continuing our previous efforts to rightsize our store fleet, we anticipate closing up to 25 stores during fiscal 2017.
bebe. We were founded by Manny Mashouf, our CEO and Chairman of the Board. We opened our first store in San Francisco, California in 1976, which was also the year we incorporated in California. As of December 31, 2016, we operated 142 bebe stores in 31 states, Puerto Rico, and Canada and on-line. www.bebe.com is our bebe on-line retail store and an extension of the bebe store experience that provides a complete assortment of bebe and BEBE SPORT merchandise and is used as a vehicle to communicate with our customers.
bebe outlet. Our bebe outlet stores are an extension of the full-price bebe store and provide everyday lifestyle offerings for our aspirational buyers. As of December 31, 2016, we operated a total of 38 bebe outlet stores.
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
RESULTS OF OPERATIONS
Our fiscal year is a 52 or 53 week period, each period ending on the first Saturday on or after June 30. Both fiscal 2017 and fiscal 2016 include 52 weeks. The three months ended December 31, 2016 and January 2, 2016 each include 13 weeks. The six months ended December 31, 2016 and January 2, 2016 each include 26 weeks.
The following table sets forth certain financial data as a percentage of net sales for the periods indicated:

	Three Months Ended		Six Months Ended
	December 31, 2016	January 2, 2016	December 31, 2016	January 2, 2016
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales, including production and occupancy (1)	65.6	66.0	66.9	68.2
Gross margin	34.4	34.0	33.1	31.8
Selling, general and administrative expenses (2)	40.6	38.5	40.8	42.1
Operating loss	(6.2)	(4.5)	(7.7)	(10.3)
Interest and other income, net	0.1	—	0.1	—
Loss from operations before income taxes	(6.1)	(4.5)	(7.6)	(10.3)
Income tax (benefit)/provision	—	—	—	—
Earnings in equity method investment	1.0	—	0.8	—
Net loss	(5.1)%	(4.5)%	(6.9)%	(10.3)%
_____________________

(1)	Cost of sales includes the cost of merchandise, occupancy costs, distribution center costs and production costs.

(2)	Selling, general and administrative expenses primarily consist of non-occupancy store costs, corporate overhead and advertising costs.
Net Sales. Net sales decreased to $101.9 million during the three months ended December 31, 2016 from $122.4 million for the comparable period of the prior year, a decrease of $20.5 million, or 16.8%. The decrease in net sales was primarily due to the effects of negative comparable store sales in the second quarter of fiscal 2017 compared with the same period in the prior year coupled with a reduction in total number of stores. Comparable store sales decreased 10.5% compared with a 2.5% decrease in the same period in the prior year. The decrease in comparable store sales was primarily the result of reduced store traffic.
For the six months ended December 31, 2016, net sales decreased to $189.2 million from $218.7 million for the comparable period of the prior year, a decrease of $29.6 million, or 13.5%. The decrease reflects the effects of negative comparable store sales along with a reduction in the total number of stores.

	Three Months Ended		Six Months Ended
	December 31, 2016	January 2, 2016	December 31, 2016	January 2, 2016
Net sales (In thousands)	$101,931	$122,447	$189,169	$218,730
Net sales decrease percentage	(16.8)%	(5.0)%	(13.5)%	(5.3)%
Comparable store percentage (1)	(10.5)%	(2.5)%	(7.4)%	(3.2)%
Net sales per average square foot (2)	$107	$115	$196	$207
Square footage at end of period (In thousands)	707	791	707	791
Number of store locations:
Beginning of period	182	201	186	201
New store locations	—	4	—	5
Closed store locations	1	2	5	3
Number of stores open at end of period	181	203	181	203
 _____________________

(1)
We calculate comparable store sales by including the net sales of stores that have been open at least one year. Therefore, a store is included in the comparable store sales base beginning with its thirteenth month. Stores that have been expanded or remodeled by 15 percent or more or have been permanently relocated are excluded from the comparable store sales base. In addition, we calculate comparable store sales using a same day sales comparison. Our e-commerce store sales are also included in our comparable store sales base. For the three months ended December 31, 2016 and January 2, 2016, the inclusion of our e-commerce store sales increased the comparable store sales 0.0% and 4.5%, respectively. For the six months ended December 31, 2016 and January 2, 2016, the inclusion of our e-commerce store sales increased the comparable store sales 1.0% and 4.1%, respectively.

(2)	We calculate net sales per average square foot using net store sales less e-commerce net sales and monthly average store square footage.
Gross Margin. Gross margin decreased to $35.0 million during the three months ended December 31, 2016 from $41.7 million for the comparable period of the prior year, a decrease of $6.7 million, or 16.0%. As a percentage of net sales, gross margin increased to 34.4% for the three months ended December 31, 2016 from 34.0% in the comparable period of the prior year. The increase in margin primarily reflected reduced promotional activity and partially offset by reduced store leverage.
For the six months ended December 31, 2016, gross margin decreased to $62.5 million from $69.5 million for the comparable period of the prior year, a decrease of $7.0 million, or 10.1%. As a percentage of net sales, gross margin was 33.1% for the six months ended December 31, 2016 compared to 31.8% in the comparable period of the prior year. The increase in margin primarily reflected reduced promotional activity and partially offset by reduced store leverage.
Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased to $41.4 million during the three months ended December 31, 2016 from $47.1 million for the comparable period of the prior year, a decrease of $5.7 million, or 12.1%. SG&A for the second quarter benefited from broad reductions across most categories including compensation expense, depreciation and repairs and maintenance reflecting the effects of the corporate restructuring that occurred in fiscal 2016, and ongoing efforts to rationalize the store fleet. As a percentage of net sales, selling, general and administrative expenses increased to 40.6% during the three months ended December 31, 2016 from 38.5% in the comparable period of the prior year.
For the six months ended December 31, 2016, selling, general and administrative expenses decreased to $77.1 million from $92.0 million for the comparable period of the prior year, a decrease of $14.9 million or 16.2%. As a percentage of net sales, selling, general and administrative expenses decreased to 40.8% during the six months ended December 31, 2016 from 42.1% in the comparable period of the prior year. The decrease was primarily the result of the corporate restructuring that occurred in 2016 and the reduction in store fleet. This resulted in reductions in most categories of expense including compensation cost, depreciation and repairs and maintenance.
Provision for Income Taxes. The tax rate for the second quarter of fiscal 2017 was (0.2)% compared to (0.6)% for the comparable period of the prior year. The effective tax rate in both periods primarily reflected the effects of state and foreign income taxes and the continuing impact of maintaining a valuation allowance against net deferred tax assets recorded in the third quarter of fiscal 2013.

For the six months ended December 31, 2016, effective tax rate was (0.2)% compared to (0.3)% for the comparable period of the prior year. Due to the existence of the valuation allowance, most of the tax benefit related to the current fiscal year to date losses has not been recognized. Our effective tax rate for both fiscal year 2017 and 2016 continues to approximate 0% due to the impact of the valuation allowance.
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
LIQUIDITY AND CAPITAL RESOURCES
Our working capital requirements vary widely throughout the year and generally peak during the first and second fiscal quarters. As of December 31, 2016, we had approximately $66.8 million of cash and equivalents on hand.
As of December 31, 2016, we had cash and equivalents of $66.8 million held in accounts managed by third-party financial institutions consisting of invested cash and cash in our operating accounts. The invested cash is invested in interest bearing funds managed by third-party financial institutions. These funds invest in direct obligations of the government of the United States. To date, we have experienced no loss or lack of access to our invested cash or equivalents; however, we can provide no assurances that access to our invested cash and equivalents will not be impacted by adverse conditions in the financial markets.
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
Net cash provided by operating activities for the six months ended December 31, 2016 was $13.1 million compared to net cash used by operating activities of $9.7 million for the six months ended January 2, 2016. The improvement of $22.8 million from the comparable period was due to decreased net loss and the effects of changes in working capital including reductions in the amount of cash investment in inventory, along with a reduction in prepaid and other reflecting the timing of store rent payments for the month of January 2017. The decrease of $3.9 million in working capital from July 2, 2016 was primarily related to increased cash and cash equivalents and reduced current liabilities.
Net cash used by investing activities for the six months ended December 31, 2016 was $1.7 million compared to $6.3 million provided by investing activities for the six months ended January 2, 2016. The $8.0 million change versus the prior year comparable period was primarily due to the effect of net proceeds from sale of investment securities in the prior year, partially offset by decreased capital expenditures compared with the prior year. Total capital expenditures for the year are anticipated to be approximately $6 million for stores remodels and information technology systems net.
Net cash used by financing activities was $0.0 million for the six months ended December 31, 2016 compared to $0.0 million used by financing activities for the six months ended January 2, 2016.
In October 2015, our board of directors authorized a program to repurchase up to $5 million of our common stock. We intend, from time to time, as business conditions warrant, to purchase stock in the open market or through private transactions. Purchases may be increased, decreased or discontinued at any time without prior notice. The plan does not obligate us to repurchase any specific number of shares and may be suspended at any time at our discretion. No shares were repurchased during the six months ended December 31, 2016 and none are currently planned.
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
The following table lists our cash, cash equivalents and investments as of December 31, 2016:

Fair Value
(Dollars in thousands)
Cash	$66,556
Weighted average interest rate	0.13%
Cash equivalents	$236
Weighted average interest rate	0.22%
Total	$66,792

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
There has been no change in our internal control over financial reporting during the quarter ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We generated $13.1 million during the first half of fiscal 2017 and used $38.6 million and $25.0 million net of our cash in operating activities in the fiscal years 2016 and 2015 respectively. Our liquidity is dependent upon our ability to generate cash from operations along with usage of our existing cash and cash equivalents. Our strategic focus for the remainder of fiscal 2017 is to continue implementing our strategy to streamline the production cycle for our product, make improvements to our product assortment, further rationalize our store fleet and inventory levels, and continued focus on discretionary spending. We believe our cash and equivalents, together with our cash flows from operations, will be sufficient to meet our operating and capital requirements for at least the next twelve months, provided that we can achieve the financial results anticipated as a result of the restructuring and cost-saving measures. Our future operating and capital requirements, however, will depend on numerous factors, including without limitation, the size and number of new and expanded stores and/or store concepts, investment costs for management information systems, the success of initiatives in the Joint Venture, potential investments and/or licensing arrangements, and future results of operations. The inability to generate positive cash flow from operations could have a material adverse effect on our business and financial conditions. In addition, if additional financing is needed, we may not be able to secure such financing on favorable terms, or at all.

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

Dated February 9, 2017

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