Form 10-Q
period 2017-04-01
bebe stores, inc.
filed 2017-05-16
CIK 1059272

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 1, 2017
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

The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding as of April 30, 2017 was 8,094,401 bebe stores, inc.

PART I.        FINANCIAL INFORMATION

ITEM 1.        Condensed Consolidated Financial Statements
bebe stores, inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(unaudited)

	As of April 1, 2017	As of July 2, 2016	As of April 2, 2016
Assets:
Current assets:
Cash and equivalents	$26,755	$55,525	$25,181
Available for sale securities	—	—	2,689
Receivables	7,862	8,502	8,447
Inventories, net	28,413	28,736	31,673
Assets held for sale	25,796	—	—
Prepaid and other	8,491	10,498	11,194
Total current assets	97,317	103,261	79,184
Property and equipment, net	9,935	72,623	77,261
Other assets	2,351	3,561	3,633
Total assets	$109,603	$179,445	$160,078
Liabilities and Shareholders’ Equity:
Current liabilities:
Accounts payable	$12,491	$11,263	$16,149
Accrued liabilities and other	19,708	21,510	21,512
Total current liabilities	32,199	32,773	37,661
Deferred rent and other lease incentives	14,196	17,983	19,096
Uncertain tax positions	87	85	84
Total liabilities	46,482	50,841	56,841
Commitments and contingencies
Shareholders’ equity:
Preferred stock-authorized 1,000,000 shares at $0.001 par value per share; no shares issued and outstanding	—	—	—
Common stock-authorized 14,000,000 shares at $0.001 par value per share; issued and outstanding 8,092,637; 8,005,116 and 8,003,206 shares	8	8	8
Additional paid-in capital	147,048	147,585	147,350
Accumulated other comprehensive income	602	728	681
Accumulated deficit	(84,537)	(19,717)	(44,802)
Total shareholders’ equity	63,121	128,604	103,237
Total liabilities and shareholders’ equity	$109,603	$179,445	$160,078
See accompanying notes to condensed consolidated financial statements.

bebe stores, inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	April 1, 2017	April 2, 2016	April 1, 2017	April 2, 2016
Net sales	$65,716	$79,939	$254,885	$298,669
Cost of sales, including production and occupancy	50,352	56,968	176,999	206,155
Gross margin	15,364	22,971	77,886	92,514
Selling, general and administrative expenses	68,200	49,417	145,320	141,423
Operating loss	(52,836)	(26,446)	(67,434)	(48,909)
Interest and other income (loss), net	44	(3,564)	180	(3,643)
Loss from operations, before income taxes	(52,792)	(30,010)	(67,254)	(52,552)
Income tax provision (benefit)	2	(42)	28	15
Earnings in equity method investment	983	—	2,462	—
Net loss	$(51,811)	$(29,968)	$(64,820)	$(52,567)
Net Loss per share amounts:
Basic	$(6.41)	$(3.74)	$(8.06)	$(6.58)
Diluted	$(6.41)	$(3.74)	$(8.06)	$(6.58)

Basic weighted average shares outstanding	8,079	8,003	8,043	7,989
Diluted weighted average shares outstanding	8,079	8,003	8,043	7,989

Other comprehensive income (loss)
Unrealized loss on available for sale securities	$—	$3,834	$—	$3,759
Foreign currency translation adjustments	41	424	(126)	(1,302)
Other comprehensive income (loss)	41	4,258	(126)	2,457
Comprehensive loss	$(51,770)	$(25,710)	$(64,946)	$(50,110)
See accompanying notes to condensed consolidated financial statements.

bebe stores, inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Nine Months Ended
	April 1, 2017	April 2, 2016
Cash flows from operating activities:
Net loss	$(64,820)	$(52,567)
Adjustments to reconcile net loss to cash used by operating activities:
Stock compensation expense (income)	(320)	1,770
Depreciation and amortization	10,014	15,840
Loss on sale of available for sale securities	—	3,624
Non-cash charge for asset impairment and net loss on disposal of property	28,151	5,477
Earnings in equity method investment	(2,462)	—
Cash receipt from equity method investment	2,750	—
Other	3	153
Changes in operating assets and liabilities:
Receivables	640	(1,332)
Inventories	311	(380)
Prepaid expenses and other	2,331	(132)
Accounts payable	1,128	3,848
Deferred rent and other lease incentives	(1,796)	(4,781)
Accrued liabilities	(1,686)	(5,850)
Net cash used by operating activities	(25,756)	(34,330)
Cash flows from investing activities:
Purchase of property and equipment and store construction deposits	(2,952)	(6,753)
Purchase of investment securities	—	(2,576)
Proceeds from sales of investment securities	—	22,031
Net cash provided (used) by investing activities	(2,952)	12,702
Cash flows from financing activities:
Proceeds from issuance of common stock	8	8
Net cash provided by financing activities	8	8
Net decrease in cash and equivalents	(28,700)	(21,620)
Effect of exchange rate changes on cash	(70)	(146)
Cash and equivalents:
Beginning of period	55,525	46,947
End of period	$26,755	$25,181
See accompanying notes to condensed consolidated financial statements.

bebe stores, inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
INTERIM FINANCIAL STATEMENTS
The accompanying condensed consolidated balance sheets of bebe stores, inc. (the “Company”) as of April 1, 2017 and April 2, 2016, the condensed consolidated statements of operations and comprehensive loss for the three and nine months ended April 1, 2017 and April 2, 2016 and the condensed consolidated statements of cash flows for the nine months ended April 1, 2017 and April 2, 2016 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X, without audit. Accordingly, they do not include all of the information required by accounting principles generally accepted in the United States of America for annual financial statements. Therefore, these condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended July 2, 2016.
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

The Company has incurred net losses and cash used in operating activities in fiscal 2016, 2015 and 2014. Cash and equivalents were $55.5 million as of July 2, 2016. During the nine months ended April 1, 2017, net loss was $64.8 million and the Company used net cash from operating activities totaling $25.8 million. As a result, cash and equivalents were $26.8 million as of April 1, 2017.

The Company used, $38.6 million, $25.0 million and $30.3 million net of cash in operating activities in the fiscal years 2016, 2015 and 2014 respectively.

Corporate Restructuring
On April 18, 2017, the Company announced its intention to close and liquidate the inventory in all of its existing bebe and bebe outlet stores by the end of May 2017. The Company has hired a liquidation firm to assist with the sale of the inventory and store fixtures. The Company will terminate the employment of its store personnel upon closure. The Company has hired a real estate consultant to negotiate with its landlords to terminate existing leases and the Company will have to make payments in order to close all of its retail stores. While the Company does not know the exact amount of such termination payments it believes the payments will be in the range of approximately $60 to $65 million. In addition to this, the Company recorded $9.2 million in expense during the three months ended April 1, 2017 for lease termination payments related to settlements within the fiscal quarter.
The Company also intends to transfer the www.bebe.com domain name, its social media accounts and its international wholesale agreements to the Joint Venture. The Joint Venture in turn intends to license them to one or more third parties.
Assuming the Company is successful with these efforts, the Company expects that it will then cease to have any retail operations and will instead manage its investment in the Joint Venture. As a result, the Company expects to terminate the employment of all or substantially all of its employees over the coming months as its operations wind-down and to pay severance, accrued vacation and stay-on bonuses in the range of approximately $7 to $10 million to such employees expected to be paid over the next two fiscal quarters.
In order to fund the lease termination payments, severance payments, and future operations, the Company plans to sell its real estate assets. The Company does not expect to incur a loss on the sale of its real estate holdings. The Company expects that the proceeds to be received from the sale of real estate, together with existing cash and equivalents will be sufficient to pay the costs associated with this restructuring although it cannot be certain that will be the case. As a result of the expected timing of lease termination payments and the sale of real estate assets, the Company is negotiating with a third party to obtain bridge financing to meet the agreed upon obligations associated with the lease termination agreements. However, the Company cannot guarantee that such financing can be obtained on reasonable terms or at all. If the Company is unable to obtain bridge financing, the lease termination payments will be delayed.

The Company cannot assure that the corporate restructuring efforts will be successful and are dependent on many factors including the termination of all leases, the sale of its real estate assets and the bridge financing. The Company believes that cash and cash equivalents on hand will be sufficient to meet capital and operating requirements for at least the next twelve months. Future capital requirements, however, will depend on the results of negotiation of lease settlements with landlords, the proceeds received from sale of real estate assets, and the results of inventory liquidation efforts.
The Company has recorded impairment charges of $8.7 million for the three months ended April 1, 2017 related to long-lived assets in its store fleet for those stores with positive net carrying value (fixed assets less deferred rent and other credits). The remaining stores with negative net carrying values, due to deferred rent and other credits, will be reversed into income in the period in which the stores have been closed. The Company has recorded further impairment charges of approximately $12.9 million related to long-lived assets at its corporate head offices and its distribution center.
Upon completion of the corporate restructuring, the Company's historical operations will be reported as discontinued operations.
FISCAL YEAR
The Company’s fiscal year is a 52 or 53 week period, each period ending on the first Saturday on or after June 30. Fiscal years 2017 and 2016 both include 52 weeks.
The three month periods ended April 1, 2017 and April 2, 2016 each include 13 weeks. The nine month periods ended April 1, 2017 and April 2, 2016 each included 39 weeks.
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
Leases
In February 2016 the FASB issued ASU 2016-02, "Leases". This standard requires lessees to put most leases on their balance sheets as a right-to-use asset and a lease liability, but to continue to recognize expenses in the statements of operations in a manner similar to current accounting. The Company will adopt this standard at the beginning of fiscal year 2020 however the Company does not expect to have any store leases and no longer expects the impact of this to be material.
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
INVESTMENTS
As of April 1, 2017, the Company held no investments in auction rate securities nor any other marketable securities. As of April 2, 2016, the Company’s investment portfolio consisted of certificates of deposit. The Company held short term available for sale securities totaling $2.7 million as of April 2, 2016, that consisted entirely of certificates of deposit at cost which approximates fair value.

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
As of April 1, 2017, the Company held financial instruments that are measured at fair value on a recurring basis. These included cash equivalents consisting of money market funds.
The following items are measured at fair value on a recurring basis as of April 1, 2017:

Description	April 1, 2017	Using Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
	Fair value measurements at reporting date
	(In thousands)
Cash equivalents	$236	$236	$—	$—
Total	$236	$236	$—	$—

The following items are measured at fair value on a recurring basis as of July 2, 2016:

Description	July 2, 2016	Using Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
	Fair value measurements at reporting date
	(In thousands)
Cash equivalents	$236	$236	$—	$—
Total	$236	$236	$—	$—

The following items are measured at fair value on a recurring basis as of April 2, 2016:

Description	April 2, 2016	Using Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
	Fair value measurements at reporting date
	(In thousands)
Cash equivalents	$406	$406	$—	$—
Current available for sale securities	2,689	—	2,689	—
Total	$3,095	$406	$2,689	$—
During the quarter ended April 1, 2017, there were no transfers of assets and liabilities between Level 1 (quoted prices in active markets for identical assets) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy.

Non-Financial Assets:
The Company measures certain non-financial assets and liabilities, including long-lived assets, at fair value on a non-recurring basis. During the three months ended April 1, 2017 and April 2, 2016, the Company recorded impairment charges of approximately $8.7 million and $2.0 million, respectively, related to under-performing stores. During the nine months ended April 1, 2017 and April 2, 2016, the Company recorded impairment charges of approximately $11.4 million and $5.5 million, respectively, related to under-performing stores.
The following table presents the Company’s considerations of at-risk assets for the three month and nine month periods ended April 1, 2017 and April 2, 2016, respectively (amounts in millions, except for store count):

	Three Months Ended		Nine Months Ended
	April 1, 2017	April 2, 2016	April 1, 2017	April 2, 2016
Number of stores identified as at risk and evaluated for impairment	99	7	111	26
Number of stores identified as at risk, but not impaired	—	(1)	(1)	(3)
Number of stores identified as at risk with impairment	99	6	110	23

Total carrying amount of stores identified as at risk prior to any impairment charges taken	$8.7	$2.1	$11.5	$6.9
Total carrying amount of stores identified as at risk, but not impaired	—	(0.1)	(0.1)	(1.4)
Total carrying amount of stores identified for impairment	8.7	2.0	11.4	5.5
Impairment charges recorded during the period	(8.7)	(2.0)	(11.4)	(5.5)
Remaining carrying amount of stores identified for impairment after impairment charges taken	$—	$—	$—	$—
The fair market value of these assets was determined using the income approach and level 3 inputs, which require management to make significant estimates about future operating plans and projected cash flows. Management also took into account an expectation that all stores will close at the end of May 2017 in developing the estimate of future cash flows. Due to the short term duration of the remaining cash flows, management concluded most of the stores with positive net carrying values have been impaired. Management also considered the impact of store closures and the transition to a non-operating company on the remainder of its fixed assets at its corporate and DC locations and concluded that future cash flows will not support their carrying values. Accordingly, the Company has recorded an additional impairment charge totaling $12.9 million for the three months ended April 1, 2017.
The assumptions used in preparing the discounted cash flow model and the related sensitivity analysis around the discounted cash flow model include estimates for weighted average cost of capital 11.0%.
The stores not impaired as of April 1, 2017 had net carrying values (net of deferred rent and other credits) that were negative.
The impairment charge is included in selling, general and administrative expenses (“SG&A”) in the accompanying condensed consolidated statements of operations and comprehensive loss. The Company was not required to measure any other significant non-financial assets and liabilities at fair value.
INVENTORIES
The Company’s inventories consisted of:

	As of
	April 1, 2017	July 2, 2016	April 2, 2016
	(In thousands)
Raw materials	$4,333	$903	$805
Merchandise available for sale	24,080	27,833	30,868
Inventories, net	$28,413	$28,736	$31,673

ASSETS HELD FOR SALE
The Company intends to sell its real estate holdings consisting of a distribution center in Benicia CA, a design studio and production facility in Los Angeles CA and two condominium units in Los Angeles CA. The Company has decided that it no longer needs these properties because it is shutting down its operations. The Company will use the proceeds from sale of the buildings to fund the costs of wind down including lease termination costs, severance and other costs. The Company does not expect to incur a loss on the sale of its real estate holdings.
INCOME TAXES
Deferred income taxes arise from temporary differences between the tax and financial statement recognition of revenue and expenses. The Company regularly assesses the need for a valuation allowance against its deferred tax assets. In evaluating whether it is more likely than not that some or all of the Company’s deferred tax assets will not be realized, it considers all available positive and negative evidence, including recent year’s operational results which is objectively verifiable evidence. As a result of its evaluation of the realizability of its deferred tax assets as of April 1, 2017, the Company continues to believe, based upon all available evidence, that it is more likely than not that the majority of its deferred tax assets will continue to not be realized. Accordingly, the tax benefit related to the current quarter losses is not recognized. The Company will continue to maintain a valuation allowance against its deferred tax assets until the Company believes it is more likely than not that these assets will be realized in the future. If sufficient positive evidence arises in the future indicating that all or a portion of the deferred tax assets meet the more likely than not standard, the valuation allowance will be reversed accordingly in the period that such determination is made.
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
Excluded from the computation of the number of diluted weighted average shares outstanding were options and awards to purchase 138,419 and 303,480 shares of common stock for the three months ended April 1, 2017 and April 2, 2016, respectively, and 147,735 and 366,236, for the nine months ended April 1, 2017 and April 2, 2016, respectively, which would have been anti-dilutive.

REVERSE STOCK SPLIT

Pursuant to the authorization provided in the 2016 Annual Meeting of the Shareholders on December 6, 2016 the Company completed a 10-for-1 reverse stock split of the shares of the Company’s common stock on December 8, 2016.

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

The Company’s common stock began trading on a reverse stock split-adjusted basis on the NASDAQ on December, 2016. Since the par value of the Common Stock remained at .001 per share the value for the “Common Stock” recorded to the Company’s Balance Sheet has been retroactively reduced to reflect the par value of restated outstanding shares with a corresponding increase to “Additional Paid in Share Capital”.
STOCK BASED COMPENSATION
The following table summarizes the stock based compensation expense recognized under the Company’s stock plan during the three and nine months ended April 1, 2017 and April 2, 2016:

	Three Months Ended		Nine Months Ended
	April 1, 2017	April 2, 2016	April 1, 2017	April 2, 2016
	(In thousands)
Stock options	$(44)	$(1)	$58	$390
Stock awards/units	(878)	350	(378)	1,380
Total stock based compensation expense (income)	$(922)	$349	$(320)	$1,770

Stock compensation income for the three and nine months ended April 1, 2017 reflects the reversal of stock compensation expense for grants that will not vest due to the restructure.
Unrecognized compensation cost related to nonvested stock options and nonvested stock awards/units totaled approximately $0.0 million and $0.3 million, respectively, as of April 1, 2017. This cost is expected to be recognized over a weighted average period of 0 years and 1.1 years, respectively. There were no stock options granted during the three and nine months ended April 1, 2017 and during the three and nine months ended April 2, 2016.
LEGAL MATTERS

Legal Proceedings:

As of the date of this filing, the Company is involved in ongoing legal proceedings as described below.

A former employee filed a complaint against the Company on November 2, 2010, in the Superior Court of California, San Bernardino County (Case No. CIVRS1011823) alleging failure to pay wages, failure to provide meal and rest periods, and other violations of the California Labor Code and Business & Professions Code §17200 et. seq.  The plaintiff purported to bring the action on behalf of current and former California bebe stylists and sales associates who are similarly situated.  The complaint sought damages, civil penalties, and injunctive relief among other remedies. The Company continues to defend itself against the claims. Discovery is continuing. Trial is set for September 11, 2017. The Company believes the settlement amounts, accrued in Q3 of fiscal 2017, will not have a material adverse effect on our business, financial condition or results of operations.

A customer served the Company with a complaint on January 31, 2014, in the United States District Court for the Northern District of California (Civil Action No. C14-267 DMR) alleging various violations of the Telephone Consumer Protection Act (47 U.S.C. §§227 et seq.) and violations of California’s unfair competition law (California Business and Professions Code §§ 17200, et seq.) stemming from an alleged failure to obtain customer consent prior to sending text messages. The plaintiff purported to bring the action on behalf of others similarly situated.  The complaint sought damages and injunctive relief among other remedies. A companion proceeding, previously reported, in the United States District Court for the Northern District of California (Civil Action No. 3:14-CV-01968)) was consolidated with this action. In April 2016, the parties entered into a settlement agreement conditioned upon court approval. The Company believes the settlement amounts, accrued in Q3 of fiscal 2017, will not have a material adverse effect on our business, financial condition or results of operations.

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
OVERVIEW
During the third fiscal quarter our business was operated according to the following:
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
We market our products under the bebe and BEBE SPORT brand names through our 148 retail stores, of which 114 are bebe stores, including an on-line store at www.bebe.com, and 34 are bebe outlet stores. Our 75 international licensees operated stores in 20 countries and, pursuant to our product licensing, through certain select domestic and international retailers. During the three months ended April 1, 2017, we closed 29 bebe stores and 4 outlet stores, and during the nine months ended April 1, 2017, we closed 33 bebe stores and 5 outlet stores.
bebe. We were founded by Manny Mashouf, our CEO and Chairman of the Board. We opened our first store in San Francisco, California in 1976, which was also the year we incorporated in California. As of April 1, 2017, we operated 113 bebe stores in 31 states, Puerto Rico, and Canada and on-line. www.bebe.com is our bebe on-line retail store and an extension of the bebe store experience that provides a complete assortment of bebe and BEBE SPORT merchandise and is used as a vehicle to communicate with our customers.
bebe outlet. Our bebe outlet stores are an extension of the full-price bebe store and provide everyday lifestyle offerings for our aspirational buyers. As of April 1, 2017, we operated a total of 34 bebe outlet stores.
Strategic partnership. During the fourth quarter of fiscal 2016, we entered into a strategic joint venture arrangement with Bluestar Alliance LLC (Bluestar). Under this partnership, bebe contributed all of its trademarks, trademark license arrangements (described in the next paragraph) and related intellectual property, including certain domain names, to a newly formed joint venture (the Joint Venture) and received just over 50% ownership interest in the joint venture. Bluestar contributed $35 million to the newly formed joint venture that was then paid to bebe and received just under 50% ownership interest in the joint venture. Bluestar will leverage its existing brand management organization and infrastructure to develop a wholesale domestic and international lifestyle licensing business for the joint venture and will manage its day-to-day operations. During fiscal 2017 and in future years, the Joint Venture will aggressively pursue a licensing strategy designed to capitalize on the value of our brand in all categories and channels on a global scale. We expect the Joint Venture to generate long-term, committed royalties from prospective licensees of the bebe brand name. In connection with this initiative, bebe retained a royalty-free perpetual license to utilize the bebe brand and trademarks within the United States, including its territories and possessions, and Canada which enables us to continue our existing business.

Corporate Restructuring
On April 18, 2017, we announced our intention to close and liquidate the inventory in all of its existing bebe and bebe outlet stores by the end of May 2017. We have hired a liquidation firm to assist with the sale of the inventory and store fixtures. We will terminate the employment of its store personnel upon closure. We have hired a real estate consultant to negotiate with the landlords to terminate existing leases and we will have to make payments in order to close all of our retail stores. While we do not know the exact amount of such termination payments we believe the payments will be in the range of approximately $60 to $65 million. In addition to this, we recorded $9.2 million in expense during the three months ended April 1, 2017 for lease termination payments related to settlements within the fiscal quarter.
We also intend to transfer the www.bebe.com domain name, our social media accounts and our international wholesale agreements to the Joint Venture. The Joint Venture in turn intends to license them to one or more third parties.
Assuming we are successful with these efforts, we expect that we will then cease to have any retail operations and will instead manage our investment in the Joint Venture. As a result, we expect to terminate the employment of all or substantially all of our employees over the coming months as our operations wind-down and to pay severance, accrued vacation and stay-on bonuses in the range of approximately $7 to $10 million to such employees, expected to be paid over the next two fiscal quarters.
In order to fund the lease termination payments, severance payments, and future operations, we plan to sell our real estate assets. We do not expect to incur a loss on the sale of our real estate holdings. We expect that the proceeds to be received from the sale of real estate, together with existing cash and equivalents will be sufficient to pay the costs associated with this restructuring although we cannot be certain that will be the case. As a result of the expected timing of lease termination payments and the sale of real estate assets, we are negotiating with a third party to obtain bridge financing to meet the agreed upon obligations associated with the lease termination agreements. However, we cannot guarantee that such financing can be obtained on reasonable terms or at all. If we are unable to obtain bridge financing, the lease termination payments will be delayed.
We cannot assure that the corporate restructuring efforts will be successful and are dependent on many factors including the termination of all leases, the sale of its real estate holdings and the bridge financing.
We have recorded impairment charges of $8.7 million for the three months ended April 1, 2017 related to long-lived assets in our store fleet for those stores with positive net carrying value (fixed assets less deferred rent and other credits). The remaining stores with negative net carrying values, due to deferred rent and other credits, will be reversed into income in the period in which the stores have been closed. We have recorded further impairment charges of approximately $12.9 million related to long-lived assets at our corporate head offices and our distribution center.

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
RESULTS OF OPERATIONS
Our fiscal year is a 52 or 53 week period, each period ending on the first Saturday on or after June 30. Both fiscal 2017 and fiscal 2016 include 52 weeks. The three months ended April 1, 2017 and April 2, 2016 each include 13 weeks. The nine months ended April 1, 2017 and April 2, 2016 each include 26 weeks.
The following table sets forth certain financial data as a percentage of net sales for the periods indicated:

	Three Months Ended		Nine Months Ended
	April 1, 2017	April 2, 2016	April 1, 2017	April 2, 2016
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales, including production and occupancy (1)	76.6	71.3	69.4	69.0
Gross margin	23.4	28.7	30.6	31.0
Selling, general and administrative expenses (2)	103.8	61.8	57.0	47.4
Operating loss	(80.4)	(33.1)	(26.4)	(16.4)
Interest and other income, net	0.1	(4.5)	0.1	(1.2)
Loss from operations before income taxes	(80.3)	(37.6)	(26.3)	(17.6)
Income tax (benefit)/provision	—	(0.1)	—	—
Earnings in equity method investment	1.5	—	1.0	—
Net loss	(78.8)%	(37.5)%	(25.4)%	(17.6)%
_____________________

(1)	Cost of sales includes the cost of merchandise, occupancy costs, distribution center costs and production costs.

(2)	Selling, general and administrative expenses primarily consist of non-occupancy store costs, asset impairment charges, corporate overhead and advertising costs.
Net Sales. Net sales decreased to $65.7 million during the three months ended April 1, 2017 from $79.9 million for the comparable period of the prior year, a decrease of $14.2 million, or 17.8%. The decrease in net sales was primarily due to the effects of negative comparable store sales in the third quarter of fiscal 2017 compared with the same period in the prior year coupled with a reduction in total number of stores. Comparable store sales decreased 13.2% compared with a 10.7% decrease in the same period in the prior year. The decrease in comparable store sales was primarily the result of reduced store traffic.
For the nine months ended April 1, 2017, net sales decreased to $254.9 million from $298.7 million for the comparable period of the prior year, a decrease of $43.8 million, or 14.7%. The decrease reflects the effects of negative comparable store sales along with a reduction in the total number of stores.

	Three Months Ended		Nine Months Ended
	April 1, 2017	April 2, 2016	April 1, 2017	April 2, 2016
Net sales (In thousands)	$65,716	$79,939	$254,885	$298,669
Net sales decrease percentage	(17.8)%	(13.7)%	(14.7)%	(7.7)%
Comparable store percentage (1)	(10.6)%	(8.1)%	(8.2)%	(4.5)%
Net sales per average square foot (2)	$72	$77	$268	$284
Square footage at end of period (In thousands)	580	742	580	742
Number of store locations:
Beginning of period	181	203	186	201
New store locations	—	—	—	5
Closed store locations	33	14	38	17
Number of stores open at end of period	148	189	148	189
 _____________________

(1)
We calculate comparable store sales by including the net sales of stores that have been open at least one year. Therefore, a store is included in the comparable store sales base beginning with its thirteenth month. Stores that have been expanded or remodeled by 15 percent or more or have been permanently relocated are excluded from the comparable store sales base. In addition, we calculate comparable store sales using a same day sales comparison. Our e-commerce store sales are also included in our comparable store sales base. For the three months ended April 1, 2017 and April 2, 2016, the inclusion of our e-commerce store sales increased the comparable store sales 2.7% and 2.6%, respectively. For the nine months ended April 1, 2017 and April 2, 2016, the inclusion of our e-commerce store sales increased the comparable store sales 1.4% and 3.7%, respectively.

(2)	We calculate net sales per average square foot using net store sales less e-commerce net sales and monthly average store square footage.
Gross Margin. Gross margin decreased to $15.4 million during the three months ended April 1, 2017 from $23.0 million for the comparable period of the prior year, a decrease of $7.6 million, or 33.1%. As a percentage of net sales, gross margin decreased to 23.4% for the three months ended April 1, 2017 from 28.7% in the comparable period of the prior year. The decrease in margin primarily reflected increased promotional activity and reduced store leverage.
For the nine months ended April 1, 2017, gross margin decreased to $77.9 million from $92.5 million for the comparable period of the prior year, a decrease of $14.6 million, or 15.8%. As a percentage of net sales, gross margin was 30.6% for the nine months ended April 1, 2017 compared to 31.0% in the comparable period of the prior year. The decrease in margin primarily reflected higher promotional activity and reduced store leverage.
Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $68.2 million during the three months ended April 1, 2017 from $49.4 million for the comparable period of the prior year, an increase of $18.8 million, or 38.0%. SG&A for the third quarter was impacted by the costs of corporate restructuring activities including impairment charges taken in the quarter related to upcoming store closures and business operations wind down. In addition we incurred $9.2 million in lease termination charges in the quarter. As a percentage of net sales, selling, general and administrative expenses increased to 103.8% during the three months ended April 1, 2017 from 61.8% in the comparable period of the prior year.
For the nine months ended April 1, 2017, selling, general and administrative expenses increased to $145.3 million from $141.4 million for the comparable period of the prior year, an increase of $3.9 million or 2.8%. As a percentage of net sales, selling, general and administrative expenses increased to 57.0% during the nine months ended April 1, 2017 from 47.4% in the comparable period of the prior year. The increase was primarily the result of the corporate restructuring that occurred in the third quarter of fiscal 2017 including the decision to close all stores, and costs related to this decision primarily with respect to long-lived asset impairment charges and lease termination costs.
Provision for Income Taxes. The tax rate for the third quarter of fiscal 2017 was 0.0% compared to 0.1% for the comparable period of the prior year. The effective tax rate in both periods primarily reflected the effects of state and foreign income taxes and the continuing impact of maintaining a valuation allowance against net deferred tax assets recorded in the third quarter of fiscal 2013.

For the nine months ended April 1, 2017, effective tax rate was 0.0% compared to 0.0% for the comparable period of the prior year. Due to the existence of the valuation allowance, most of the tax benefit related to the current fiscal year to date losses has not been recognized. Our effective tax rate for both fiscal year 2017 and 2016 continues to approximate 0% due to the impact of the valuation allowance.
SEASONALITY OF BUSINESS AND QUARTERLY RESULTS
Our business has historically varied with general seasonal trends that are characteristic of the retail and apparel industries. As a result, our typical store generates a higher percentage of our annual net sales and profitability in the second quarter of our fiscal year, which includes the holiday selling season, compared to the other quarters of our fiscal year. If for any reason our sales were below seasonal norms during the second quarter of our fiscal year, our annual operating results would be negatively impacted. Because of the seasonality of our business, results for any quarter are not necessarily indicative of results that may be achieved for a full fiscal year or for any other fiscal quarter.
LIQUIDITY AND CAPITAL RESOURCES
Our working capital requirements vary widely throughout the year and generally peak during the first and second fiscal quarters. As of April 1, 2017, we had approximately $26.8 million of cash and equivalents on hand.
As of April 1, 2017, we had cash and equivalents of $26.8 million held in accounts managed by third-party financial institutions consisting of invested cash and cash in our operating accounts. The invested cash is invested in interest bearing funds managed by third-party financial institutions. These funds invest in direct obligations of the government of the United States. To date, we have experienced no loss or lack of access to our invested cash or equivalents; however, we can provide no assurances that access to our invested cash and equivalents will not be impacted by adverse conditions in the financial markets.
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
Net cash used by operating activities for the nine months ended April 1, 2017 was $25.8 million compared to net cash used by operating activities of $34.3 million for the nine months ended April 2, 2016. The improvement of $8.6 million from the comparable period was due to the impact of higher non-cash charges related to asset impairments during the quarter related to the corporate restructuring and the effects of changes in working capital including reductions in the amount of cash investment in inventory, along with a reduction in prepaid and other reflecting the timing of store rent payments. The decrease of $5.4 million in working capital from July 2, 2016 was primarily related to increased cash and cash equivalents and reduced current liabilities.
Net cash used by investing activities for the nine months ended April 1, 2017 was $3.0 million compared to $12.7 million provided by investing activities for the nine months ended April 2, 2016. The $15.7 million change versus the prior year comparable period was primarily due to the effect of net proceeds from sale of investment securities in the prior year, partially offset by decreased capital expenditures compared with the prior year.
Net cash used by financing activities was $0.0 million for the nine months ended April 1, 2017 compared to $0.0 million used by financing activities for the nine months ended April 2, 2016.
Corporate Restructuring
On April 18, 2017, we announced our intention to close and liquidate the inventory in all of our existing bebe and bebe outlet stores by the end of May 2017. We have hired a liquidation firm to assist with the sale of the inventory and store fixtures. We will terminate the employment of our store personnel upon closure. We have hired a real estate consultant to negotiate with the landlords to terminate existing leases and anticipate that we will have to make payments in order to close all of our retail stores. While we do not know the exact amount of such termination payments we believe they will be in the range of approximately $60 to $65 million. In addition to this, we recorded $9.2 million in expense during the three months ended April 1, 2017 for lease termination payments related to settlements within the fiscal quarter.
We also intend to transfer the www.bebe.com domain name, our social media accounts and our international wholesale agreements to the Joint Venture. The Joint Venture in turn intends to license them to one or more third parties.

Assuming we are successful with these efforts, we expect that we will cease to have any retail operations and will instead manage our investment in the Joint Venture. As a result, we expect to terminate the employment of all or substantially all of our employees over the coming months as our operations wind-down and to pay severance, accrued vacation and stay-on bonuses in the range of approximately $7 to $10 million to such employees, expected be paid over the next two fiscal quarters.
In order to fund the lease termination payments, severance payments, and future operations, we plan to sell our real estate assets. We do not expect to incur a loss on the sale of our real estate holdings. We expect that the proceeds to be received from the sale of real estate, together with existing cash and equivalents will be sufficient to pay the costs associated with this restructuring although we cannot be certain that will be the case. As a result of the expected timing of lease termination payments and the sale of real estate assets, we are negotiating with a third party to obtain bridge financing to meet the agreed upon obligations associated with the lease termination agreements. However, we cannot guarantee that such financing can be obtained on reasonable terms or at all. If we are unable to obtain bridge financing, the lease termination payments will be delayed.
We cannot assure that the corporate restructuring efforts will be successful and are dependent on many factors including the termination of all leases, the sale of its real estate and the bridge financing.
We believe that our cash and cash equivalents on hand will be sufficient to meet our capital and operating requirements for at least the next twelve months. Our future capital requirements, however, will depend on the results of negotiation of lease settlements with landlords, the proceeds we receive from sale of real estate assets, and the results of our inventory liquidation efforts.
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
The following table lists our cash, cash equivalents and investments as of April 1, 2017:

Fair Value
(Dollars in thousands)
Cash	$26,519
Weighted average interest rate	0.22%
Cash equivalents	$236
Weighted average interest rate	0.27%
Total	$26,755

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
There has been no change in our internal control over financial reporting during the quarter ended April 1, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Our Business

1. We cannot assure you that our plan to close our existing retail stores and sell our merchandise, inventory and related furnishings, fixtures and equipment and terminate our employees will be successful.
As previously disclosed, we currently are working with a third party to, among other things, sell our inventory, as well as certain furnishings, trade fixtures, equipment and improvements to real property in our existing retail stores. We will also terminate the employment of our store personnel upon closure. We cannot predict how successful we will be in this endeavor. We also may experience delays or difficulties in our negotiations with our landlords regarding the remaining lease obligations relating to our retail stores that we intend to close, which will require us to make significant payments in order to complete and could have a material adverse impact on us. We cannot assure you that we will have the necessary funds to make all such payments, although we anticipate that our cash and cash equivalents, along with proceeds from the sale of our real estate assets will cover these expenses. Given the timing of the real estate sales, we intend to obtain bridge financing to meet the agreed upon obligations associated with the lease termination agreements. However, we cannot guarantee that such financing can be obtained on reasonable terms or at all. We also cannot assure what value we will ultimately realize from the sale of our real estate assets. Additionally, closing stores could have a material adverse effect on our business, and the resulting impairment and other charges would have an adverse impact on our financial results. Assuming we are successful with these efforts, we expect that we will then cease to have any retail operations and will instead manage our investment in the Joint Venture. As a result, we expect to terminate the employment of all or substantially all of our employees over the coming months as our operations wind-down. The success of the foregoing restructuring efforts depends on a number of factors, and as a result we cannot provide assurance that this process will be successful or that our overall results will improve as a result, which could have a material adverse effect on us.

Risks Related to Our Business Prior to the Completion of the Restructuring

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

We used $(25.8) million,$38.6 million, 25.0 million and $30.3 million net of our cash in operating activities in the first nine months of fiscal 2017 and in the fiscal years 2016, 2015 and 2014 respectively. Our liquidity is dependent upon our ability to generate cash from operations along with usage of our existing cash and cash equivalents. We believe our cash and equivalents, together with our cash flows from operations, will be sufficient to meet our operating and capital requirements for at least the next twelve months, provided that we can achieve the financial results anticipated as a result of the restructuring and cost-saving measures. Our future operating and capital requirements, however, will depend on numerous factors, including without limitation, the size and number of new and expanded stores and/or store concepts, investment costs for management information systems, the success of initiatives in the Joint Venture, potential investments and/or licensing arrangements, and future results of operations. The inability to generate positive cash flow from operations could have a material adverse effect on our business and financial conditions. In addition, if additional financing is needed, we may not be able to secure such financing on favorable terms, or at all.

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

9. Our ability to conduct business could be negatively impacted by the effects of natural disasters, war, terrorism, public health concerns or other catastrophes.
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

10. We rely on third-party manufacturers to manufacture all of our products.
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

11. We face fluctuating and generally increasing product costs from our manufacturing partners, which could result in margin erosion.
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

12. If we are unable to obtain raw materials for our products, our business could be materially adversely affected.
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

13. If we are unable to receive product or if our receipt of product is delayed due to unforeseen events, such as port closures, we may not be able to stock our stores, or may have to take unexpected markdowns to clear product that missed their seasonal window.
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

16. We are responsible for maintaining the privacy of personally identifiable information of our customers.
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

Other Risks Related to Our Business

1. Our success depends on our ability to retain certain key employees in order to effectuate our planned restructuring.

If we fail to motivate and retain key personnel overseeing our restructuring efforts, it could materially harm our business and our ability to effectuate the restructuring.

2. If we, through our interest in the Joint Venture, are not able to protect our intellectual property our business may be harmed.
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

3. Our business may be negatively impacted by any failure to comply with regulatory requirements.
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

4. There are litigation and other claims against us from time to time, which could distract management from our business activities and could lead to adverse consequences to our business and financial condition.
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

5. We rely on third-party manufacturers to manufacture all of our products.
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

6. We face fluctuating and generally increasing product costs from our manufacturing partners, which could result in margin erosion.
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

7. If we are unable to obtain raw materials for our products, our business could be materially adversely affected.
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

8. If we are unable to receive product or if our receipt of product is delayed due to unforeseen events, such as port closures, we may not be able to stock our stores, or may have to take unexpected markdowns to clear product that missed their seasonal window.
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

10. We are subject to cyber-security risks and may incur increasing costs in an effort to minimize those risks and to respond to cyber incidents.
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

11. Our business could suffer if we are unsuccessful in making, and maintaining investments.
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

Dated May 16, 2017

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