Form 10-K
period 2017-07-01
bebe stores, inc.
filed 2017-10-02
CIK 1059272

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended July 1, 2017
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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standard provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐  No  ☒
The aggregate market value of voting stock held by non-affiliates of the registrant was approximately $21,000,000 as of December 31, 2016, the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing sale price per share of $5.09 of the registrant’s Common Stock as reported on the Nasdaq Global Market on such date. Shares of Common Stock held by each executive officer and director and by each person who owns 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive for other purposes.
As of August 31, 2017 8,096,090 shares of Common Stock, $0.001 per share par value, of the registrant were outstanding.

 DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates information by reference from the definitive Proxy Statement for the 2017 Annual Meeting of Shareholders, to be filed with the Commission no later than 120 days after the end of the registrant’s fiscal year covered by this Form 10-K.

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
PART I
ITEM 1.    BUSINESS
General
Historically, we designed, developed and produced a distinctive line of contemporary women’s apparel and accessories that is unique, sophisticated and timelessly sexy. We were founded by Manny Mashouf, our Chief Executive Officer and Chairman of the Board. We opened our first store in San Francisco, California in 1976, which was also the year we incorporated in California. We marketed our products under the bebe and BEBE SPORT brand names through our retail stores, the significant majority of which were bebe stores, including an on-line store at www.bebe.com, and as many as 39 bebe outlet stores. The 82 international licensees’ operated stores in 22 countries and, pursuant to our product licensing, through certain select domestic and international retailers.
Operating Strategy

Strategic Partnership

During the fourth quarter of fiscal 2017, we expanded upon our strategic joint venture arrangement entered into during fiscal 2016, and have closed all of our retail stores, sold our inventory, furnishings, trade fixtures, equipment, improvements in real property, purchase orders related to our website and international wholesale business and are committed to selling our Los Angeles Design Studio. Under this partnership, bebe contributed all of its trademarks, trademark license arrangements and related intellectual property, including domain names, social media accounts and agreements with certain of its international distributors to its joint venture BB Brand Holdings LLC (the “Joint Venture”). Our partner in the venture, Bluestar Alliance, LLC (“Bluestar”) continues to leverage its existing brand management organization and infrastructure to develop a wholesale domestic and international lifestyle licensing business for the Joint Venture and will manage its day-to-day operations. Going forward, the Joint Venture will aggressively pursue a licensing strategy designed to capitalize on the value of our brand in all categories and channels on a global scale. We expect the Joint Venture to generate long-term, committed royalties from prospective licensees of the bebe brand name.

Historical

Historically, our objective has been to satisfy the fashion needs of the confident, modern woman. The principal elements of our operating strategy to achieve this objective were as follows:

1. Provide distinctive fashion throughout a broad product line to fulfill everyday wardrobe needs across a variety of occasions. Our designers and merchandisers were inspired by global fashion trends. They interpreted contemporary designs, colors and fabrications into our products to address the lifestyle needs of our customer. Our in-house design team allowed us to react quickly to fashion trends, bringing newness into the merchandise mix to complement our core assortment.

2. Vertically integrate design, production, merchandising and retail functions. Our vertical integration for the majority of our bebe branded product enabled us to respond quickly to changing fashion trends, reduced risk of excess inventory and produced distinctive quality merchandise.

3. Manage merchandise mix. Our approach to merchandising and proactive inventory management was critical to our success. By actively monitoring sell-through rates and the mix of categories and products in our stores, we were better able to respond to emerging trends in a timely manner thereby better maximizing sales opportunities.

4. Operate an omni-channel strategy to engage our customer wherever she shops. Our omni-channel strategy allowed our customer to shop in stores, on-line and via mobile devices and enhanced our ability to compete effectively against a variety of retail formats.

5. Control distribution of merchandise. We distributed our merchandise, other than licensed products, through company owned stores including on-line. This distribution strategy enabled us to control pricing, flow of goods, visual presentation and customer experience. We sought to ensure brand equity through this exclusive distribution. During fiscal 2017, through the Joint Venture, we saw an expansion of the use of the bebe brand name to new products, new geographies, and new domestic channels. Licensed products that will be sold through new domestic channels were complementary to existing bebe products.

6. Enhance brand image. We attracted customers through edgy, high-impact, visual advertising campaigns using print, outdoor, in-store, direct mail and e-mail communication vehicles. We also offered a line of merchandise branded with the distinctive bebe logo to increase brand awareness. Our marketing campaign was aligned across traditional and new media and focused on messaging that speaks to the confident bebe woman.
Seasonality
Our business was seasonal in nature, with sales peaking during the second fiscal quarter, primarily during the holiday season in November and December. During each of fiscal 2017 and 2016, the second fiscal quarter accounted for approximately 31% of our annual net sales.
Competition
The retail and apparel industries are highly competitive and are characterized by low barriers to entry. We expect competition in such markets, which we are exposed to via the Joint Venture to increase. The primary competitive factors in these markets are: brand name recognition and appeal, sourcing, product styling, product quality, product presentation, product pricing, timeliness of product delivery, store ambiance, customer service and convenience.
Intellectual Property and Proprietary Rights
In the fourth quarter of fiscal 2016, we contributed all of our intellectual property, including trademark registrations and applications that were filed with the United States Patent and Trademark Office and other countries for bebe, BEBE SPORT and related marks for many of our core classifications including retail store services, apparel, handbags, jewelry, footwear, fragrance and eyewear and certain design prints and patterns registered with the U.S. Copyright Office, to the Joint Venture. In the fourth quarter of fiscal 2017 we also transferred the www.bebe.com domain name, our social media accounts and our international wholesale agreements to the Joint Venture. The Joint Venture in turn intends to license them to one or more third parties.
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
Our investments in information systems for fiscal 2017 continued to focus on our digital channels, stores, supply chain, central corporate systems and infrastructure.
Employees
As of July 1, 2017, we had 83 employees. Our total employees decreased by approximately 96.8% as compared to the prior fiscal year end reflecting the shutdown of operations. Our employees are not represented by any labor union, and we believe our relationship with our employees is good.

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

EXECUTIVE OFFICERS AND DIRECTORS OF THE REGISTRANT
Executive Officers and Directors
The following table sets forth certain information with respect to our executive officers and directors as of September 1, 2017:

Name	Age	Position
Manny Mashouf (1)	79	Chief Executive Officer, Chairman of the Board
Brett Brewer(2)(4)*	45	Director
Corrado Federico(3)(4)	76	Director
Seth Johnson(2)(3)*(4)(†)	63	Director
Robert Galvin(2)*(3)(†)	58	Director
Walter Parks (1)	58	President, Chief Operating Officer, Interim Chief Financial Officer

(1)	Executive Officer.

(2)	Member, Audit Committee.

(3)	Member, Compensation and Management Development Committee.

(4)	Member, Nominating and Corporate Governance Committee.

(*)	Chairman of the Committee.

(†)	Financial Expert
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

Risks Related to Our Business

1. The success of our business depends in large part on the ability of the Joint Venture’s licensees to identify fashion trends as well as to react to changing customer demand in a timely manner and to generate positive cash from its operations as a result.
Our future success depends, in part, upon the ability of the Joint Venture’s licensees to anticipate, identify and respond effectively to changing customer demands and fashion trends in a timely manner. The specialty retail apparel business fluctuates according to changes in customer preferences directed by trends and fashions. If they miscalculate customers’ product preferences or the demand for their products, they may be faced with excess inventory, which historically has resulted in markdowns and/or write-offs of raw materials as well as finished goods, which could impair their profitability, and may do so in the future. Similarly, any failure on their part to anticipate, identify and respond effectively to changing customer demands and fashion trends will adversely affect our business. Starting in the fourth quarter of fiscal 2016 and expanding in fiscal 2017, the Company entered into the Joint Venture and shifted its strategy, such that we have closed all of our retail stores, sold our merchandise, inventory, furnishings, trade fixtures, equipment, improvements in real property, purchase orders related to our website and international wholesale business and are committed to selling our Los Angeles Design Studio. Further, bebe has contributed all of its trademarks, trademark license arrangements and related intellectual property to the Joint Venture, including domain names, social media accounts and agreements with certain of its international distributors to the Joint Venture.
Our strategic focus for fiscal 2018 and the years to come is to continue to focus on discretionary spending, restructure our operations and based on the success of initiatives in the Joint Venture, collect revenue from its licensing arrangements. The inability to generate positive cash flow from such operations could have a material adverse effect on our business and financial conditions. In addition, if additional financing is needed, we may not be able to secure such financing on favorable terms, or at all.

2. Our auditors have made reference to the substantial doubt as to our ability to continue as a going concern. There is no assurance that we will be able to continue as a going concern.
Our financial statements included with this Annual Report for the year ended July 1, 2017 have been prepared assuming that we will continue as a going concern. Our auditors have made reference to the substantial doubt as to our ability to continue as a going concern in their audit report on our audited financial statements for the year ended July 1, 2017. Because we have been issued an opinion by our auditors that substantial doubt exists as to whether the Company can continue as a going concern, it may be more difficult for the Company to attract investors. Since our auditors have raised a substantial doubt about our ability to continue as a going concern, this typically results greater difficulty to obtain financing than businesses that do not have a qualified auditors opinion. Additionally, any loans we might obtain may be on less advantageous terms. Our future is dependent upon our ability to obtain funding and upon future profitable operations from our business. We plan to seek additional funds through the sale of our remaining real estate assets. If we are unable to sell these assets on favorable terms, or at all, we may be unable to continue as a going concern.  As a result, you may be investing in a company that will not have the funds necessary to continue as a going concern. If we are not able to achieve sufficient revenues or find funding to cover our expenses, then we likely will be forced to cease operations and investors may lose their entire investment.

3. The success of our business depends in large part on our ability to maintain our brand, image and reputation.
Our ability to maintain our brand image and reputation is integral to our business via the licensing arrangement with the Joint Venture as well as the implementation of strategies to expand such efforts. Maintaining, promoting and growing our brand will depend largely on the success of the Joint Venture’s design, merchandising and marketing efforts and its ability to provide a consistent, high-quality client experience. In addition, while our brand is mature, the success depends on our ability to retain existing customers and attract new customers to shop our brand. Our business would be adversely affected if we fail to achieve these objectives for our brand. In addition, failure to achieve consistent, positive performance or the receipt of any negative publicity could adversely impact our brand and the brand loyalty of our customers, which would adversely impact our business via the Joint Venture.

4. We face significant competition in the retail and apparel industries, which could harm our business.
The retail and apparel industries are highly competitive and are characterized by low barriers to entry. We expect competition in these markets to increase. The primary competitive factors in our markets are: brand name recognition and appeal, sourcing, product styling, quality, presentation and pricing, timeliness of product development and delivery, store ambiance, customer service and convenience. The Joint Venture competes with traditional department stores, specialty store retailers, lower price point retailers, business-to-consumer websites, off-price retailers and direct marketers for, among other things, raw materials, market share, retail space, finished goods, sourcing and personnel. Because many of these competitors are larger and have substantially greater financial, distribution and marketing resources than the Joint Venture or maintain comparatively lower cost of operations, it may lack the resources to effectively compete with them. If the Joint Venture fails to remain competitive in any way, it could harm our business, financial condition and results of operations.

5. Our business has recently undergone significant changes, including management, personnel and business changes. If we do not effectively and successfully adapt to these changes, it could have a material adverse effect on our business.
As we realign our business around the initiatives of the Joint Venture, we continue to make substantial personnel and operational changes in an effort to streamline our business and control costs. These significant changes have created additional pressures on existing personnel, and we have been working to adapt to operating our business in a manner that differs meaningfully from prior periods. We cannot assure that these changes will lead to the desired improvement in our business and results of operations. If we do not effectively and successfully adapt to these changes, it could have a material adverse effect on our business.

6. General economic conditions, including increases in energy and commodity prices, that are largely out of our control, may adversely affect our financial condition and results of operations.
The demand for bebe products is influenced by national and local economic factors that may affect consumer spending or buying habits. Factors that could adversely affect the demand for our products include recessionary economic cycles, higher interest rates, higher fuel and other energy costs, inflation, deflation, increases in commodity prices, higher levels of unemployment, higher consumer debt levels, higher tax rates and other changes in tax laws. A decline in economic conditions could also result in limitations on the prices the Joint Venture’s licensees can charge for bebe products, either of which could adversely affect our business. We can provide no assurance that demand for bebe products will not be adversely affected by national or local economic conditions, thereby harming our business.

7. Our business could be adversely impacted by unfavorable international political conditions.
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

8. Our ability to conduct business could be negatively impacted by the effects of natural disasters, war, terrorism, public health concerns or other catastrophes.
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

9. If we, through our interest in the Joint Venture, are not able to protect our intellectual property our business may be harmed.
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

10. Our business may be negatively impacted by any failure to comply with regulatory requirements.
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

11. There are litigation and other claims against us from time to time, which could distract management from our business activities and could lead to adverse consequences to our business and financial condition.
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
We currently support the business of the Joint Venture via a transition services agreement (which is expected to terminate October 31, 2017), which involves the storage and transmission of customers’ personal information, consumer preferences and credit card information. We also facilitate the Joint Venture’s use mobile devices, social networking and other on-line activities to connect with our customers. If we experience a significant data security breach or fail to detect and appropriately respond to a significant data security breach, we or the Joint Venture could be exposed to government enforcement actions and private litigation, and our business could be adversely affected. For example, in November 2014, we detected suspicious activity on computers that operate the payment processing system for our stores, which appeared to be limited to data from payment cards swiped in the United States and its territories between November 8, 2014 and November 26, 2014. The data may have included cardholder name, account number, expiration date and verification codes, although we have no indication of fraudulent charges to date. We cannot assure you that we will not suffer future breaches of the portion of our network that handles payment card data, with further payment card and client information being stolen. These sorts of breaches might cause bebe customers to lose confidence in our or the Joint Venture’s ability to protect their personal information, which could cause them to stop shopping with bebe altogether. The loss of confidence from a significant data security breach involving our employees could also hurt our reputation and adversely affect our business and financial results.

13. The Joint Venture relies on information technology to help manage its operations and our e-commerce store, the disruption of which could adversely impact our business.
We currently assist the Joint Venture with various information systems, which it relies on to help manage its operations and regularly assess the cost-benefit analysis associated with making additional investments to upgrade, enhance or replace such systems. If at any time we experience any disruptions that impact the Joint Venture’s information systems we could experience a material adverse impact on our business.

14. We are responsible for maintaining the privacy of personally identifiable information of our customers.
Through our sale transactions, loyalty programs and other methods, we obtained personally identifiable information about our customers which is subject to federal, state and international privacy laws. These laws are constantly changing. If we fail to comply with these laws, we may be subject to fines, penalties or other adverse actions. We are highly dependent on the use of credit cards to complete sale transactions through our websites, and if we fail to comply with Payment Card Industry Data Security Standards, we may become subject to limitations on our ability to accept credit cards. Moreover, third parties may seek to access this information through improper means such as computer hacking, malware and viruses. Any incidents involving unauthorized access or improper use of our customers’ personally identifiable information could damage our reputation and brand and result in legal or regulatory action against us.

Risks Related to Our Common Stock

1. Because Manny Mashouf beneficially owns a substantial portion of the outstanding shares, other shareholders have limited ability to influence corporate matters.
As of July 1, 2017, Manny Mashouf, our CEO and Chairman of the Board, beneficially owned approximately 58.3% of the outstanding shares of our common stock. As a result, he has the ability to control our management and affairs and substantially all matters submitted to our shareholders for approval, including the election and removal of directors and approval of any significant transaction. He also has the ability to control our management and business affairs. This concentration of ownership may have the effect of delaying, deferring or preventing a change in control, impeding a merger, consolidation, takeover or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of our business, and could limit the price that certain investors might be willing to pay for shares of common stock, even if such a transaction would benefit other shareholders. In addition, he could also sell his shares at any time, in open market transactions, registered offerings or otherwise and such a sale could negatively impact our share price.

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

ITEM 1B.   UNRESOLVED STAFF COMMENTS
None.
ITEM 2.    PROPERTIES
Our main corporate headquarters are located in a leased facility in Brisbane, California. The Brisbane facility is approximately 35,000 square feet and housed administrative offices, planning operations and store support services. The lease expires in April 2020. As of July 1, 2017 we owned our distribution center in Benicia, California consisting of approximately 240,000 square feet of which the company uses approximately 144,000 square feet. We also owned our 50,000 square foot design studio and production facility in Los Angeles, California that houses our design, merchandising and production activities. We also owned two condominium units in Los Angeles, California for use as short-term executive accommodations with approximately 3,400 total square footage.

During the first fiscal quarter of 2018, we have sold our Benicia property and one of our condominiums. We have entered into a month to month lease for the Benicia property through December 31, 2017.
ITEM 3.  LEGAL PROCEEDINGS
As of the date of this filing, we are involved in ongoing legal proceedings as described below.
A former employee filed a complaint against the Company on November 2, 2010, in the Superior Court of California, San Bernardino County (Case No. CIVRS1011823) alleging failure to pay wages, failure to provide meal and rest periods, and other violations of the California Labor Code and Business & Professions Code §17200 et. seq.  The plaintiff purported to bring the action on behalf of current and former California bebe stylists and sales associates who are similarly situated.  The complaint sought damages, civil penalties, and injunctive relief among other remedies. In June 2016, the parties entered into a settlement agreement conditioned upon final Court approval. In August 2017, the Court preliminarily approved the class action settlement. The parties are in the process of the administration of the settlement with the class members. The Company believes the settlement amounts, accrued in Q4 of fiscal 2017, will not have a material adverse effect on our business, financial condition or results of operations.

A customer served the Company with a complaint on January 31, 2014, in the United States District Court for the Northern District of California (Civil Action No. C14-267 DMR) alleging various violations of the Telephone Consumer Protection Act (47 U.S.C. §§227 et seq.) and violations of California’s unfair competition law (California Business and Professions Code §§ 17200, et seq.) stemming from an alleged failure to obtain customer consent prior to sending text messages. The plaintiff purported to bring the action on behalf of others similarly situated.  The complaint sought damages and injunctive relief among other remedies. A companion proceeding, previously reported, in the United States District Court for the Northern District of California (Civil Action No. 3:14-CV-01968)) was consolidated with this action. In April 2016, the parties entered into a settlement agreement conditioned upon final Court approval. In July 2017, the Court preliminarily approved the class action settlement. The parties are in the process of the administration of the settlement with the class members. The Company believes the settlement amounts, accrued in Q3 of fiscal 2017, will not have a material adverse effect on our business, financial condition or results of operations.

The Company is subject to various other legal proceedings and claims arising in the ordinary course of business. Regarding all matters referenced herein, the Company intends to vigorously defend itself and has accrued estimated amounts of liability where required, appropriate and determinable. Any such estimates may be revised as further information becomes available. The results of any litigation are inherently uncertain and as such the Company cannot assure that it will be able to successfully defend itself in these proceedings or that any amounts accrued are sufficient.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock trades on the Nasdaq Capital Market under the symbol “BEBE.” The following table sets forth the high and low sales prices of our common stock for each quarterly period within the two years ended July 1, 2017, as reported by Nasdaq:

	High	Low
Fiscal 2016
First Quarter	$21.30	$9.40
Second Quarter	11.90	4.10
Third Quarter	7.30	3.20
Fourth Quarter	6.20	3.30
Fiscal 2017
First Quarter	$8.70	$4.90
Second Quarter	7.00	5.00
Third Quarter	6.78	3.57
Fourth Quarter	6.80	3.57
As of August 31, 2017, the number of holders of record of our common stock was 40 and the number of beneficial holders of our common stock was approximately 3,874.
Declaration and payment of dividends is within the sole discretion of our board of directors, subject to limitations imposed by California law and compliance with our credit agreement and will depend on our earnings, capital requirements, financial condition and such other factors as the board of directors deems relevant. We did not declare any dividends during fiscal 2017 or in fiscal 2016.

Stock Performance Graph
The graph below compares the percentage changes in our cumulative total shareholder return on our common stock for the five-year period ended June 30, 2017, with (i) the cumulative total return of the S & P 500 Index and (ii) the S & P Apparel, Accessories & Luxury Goods Index. The total shareholder return for our common stock assumes quarterly reinvestment of dividends.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among bebe stores, inc., the S&P 500 Index and the S&P Apparel, Accessories & Luxury Goods Index

$250
$200
$150
$100
$50
$0
6/12
6/13
6/14
6/15
6/16
6/17
bebe stores, inc.
S&P 500
S&P Apparel, Accessories & Luxury Goods

*$100 invested on 6/30/12 in stock or index, including reinvestment of dividends.
Fiscal year ending June 30.
Copyright© 2017 Standard & Poor's, a division of S&P Global. All rights reserved.

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

Overview
Historically, we designed, developed and produced a distinctive line of contemporary women’s apparel and accessories that is unique, sophisticated and timelessly sexy. We were founded by Manny Mashouf, our Chief Executive Officer and Chairman of the Board. We opened our first store in San Francisco, California in 1976, which was also the year we incorporated in California. We marketed our products under the bebe and BEBE SPORT brand names through our retail stores, the significant majority of which were bebe stores, including an on-line store at www.bebe.com, and also through bebe outlet stores. The 82 international licensees’ operated stores in 22 countries and, pursuant to our product licensing, through certain select domestic and international retailers.

In the fourth quarter of fiscal 2017 we closed all of our stores and sold all remaining finished goods inventory to Global Brands Group ("GBG"). We also transferred the remainder of our licenses and intellectual property including the URL www.bebe.com to the Joint Venture of which we own 50% and account for under the equity method. All international licensee agreements were also transferred to the Joint Venture. We entered into a transition services agreement with GBG to provide certain transitional services for a period not to extend beyond October 31, 2017.
Fiscal 2017 financial highlights include the following:

•	Selling, general and administrative expenses from continuing operations for the 2017 fiscal year were $41.8 million, a decrease of 10.2% from $46.5 million for fiscal 2016.

•
Loss from continuing operations for the fiscal year ended July 1, 2017 was $38.3 million, or $4.76 per share on a diluted basis, compared to loss from continuing operations of $17.9 million or $2.24 per share on a diluted basis, in the prior year.

•	In fiscal 2017, cash and equivalents decreased by $38.5 million compared to an increase of $8.6 million for fiscal 2016.
Our strategic focus for fiscal 2018 is to complete the terms of the transition services agreement in place with GBG which we anticipate to be completed by the end of 2017 calendar year. After which bebe will maintain its 50% investment in the Joint Venture.
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
Investments. We use the equity method to account for our investment in the Joint Venture because we have the ability to exercise significant influence but not control. We record our share of earnings as reported by the Joint Venture as earnings in equity-method investment on the consolidated statement of operations and comprehensive loss. The total of our investments in the Joint Venture are recorded in Other Assets on the consolidated balance sheets.

Income Taxes. We account for income taxes using an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in our financial statements or tax returns. We are subject to periodic audits by the Internal Revenue Service and other foreign, state and local taxing authorities. These audits may challenge certain of our tax positions such as the timing and amount of income and deductions and the allocation of taxable income to various tax jurisdictions. We evaluate our tax positions and establish liabilities in accordance with applicable accounting guidance on uncertainty in income taxes. To the extent that our estimates change or the final tax outcome of these matters is different than the amounts recorded, such differences will impact the income tax provision in the period in which such determinations are made. We regularly asses the need for a valuation allowance against our deferred tax assets. In evaluating whether it is more likely than not that some or all of our deferred tax assets will not be realized, we consider all available positive and negative evidence, including recent year’s operational results which is objectively verifiable evidence. As of July 1, 2017, we continue to conclude that it is more likely than not that our deferred tax assets will not be realized, and as such we maintained a full valuation allowance. Our effective tax rate in a given financial statement period may be materially impacted by changes in the mix and level of earnings, changes in the expected outcome of audits or changes in the deferred tax valuation allowance.
Lease accounting. We lease office space under an operating lease. We recognize the related rental expense on a straight-line basis over the lease term. We record the difference between the recognized rent expense and the amounts paid as deferred rent.

Recent Accounting Pronouncements

The impact of recent accounting pronouncements is included in Note 1 to our consolidated financial statements.
Results of Operations
Our fiscal year ends on the first Saturday on or after June 30. Fiscal year 2017 and 2016 each had 52 weeks.
The following table sets forth certain key performance indicators from continuing operations:

	July 1, 2017	July 2, 2016
Summary of Operating Data:	(in thousands, except percentages)
Cash received from equity investment	$3,675	$—
Equity earnings	3,830	193
Percentage	96.0%	—%
Fiscal Years Ended July 1, 2017 and July 2, 2016
Selling, General and Administrative Expenses. Selling, general and administrative expenses from continuing operations, which consists of corporate overhead costs and costs to operate our distribution center, decreased to $41.8 million during fiscal 2017 from $46.5 million in fiscal 2016, a decrease of $4.8 million, or 10.2%. Included in 2017 was $11.7 million in long-lived asset impairment charges related to fixed assets at the company's corporate offices and distribution center. This was offset by decreased compensation and benefit costs of $6.5 million, reduced depreciation of $2.3 million and $6.0 million in fees charged in connection with the Transition Services Agreement. All of the net reductions were the effect of corporate restructuring activities undertaken during fiscal 2017.
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
Interest and Other Income (Loss), Net. We recorded other income of $0.4 million, net during fiscal 2017 as compared to a loss of $3.3 million in fiscal 2016. The loss in fiscal 2016 was the result of a $3.6 million loss on the sale of ARS.

Provision for Income Taxes. Our effective tax rate was 0.0% for fiscal 2017 as compared to 0.0% for fiscal 2016. The rate for both fiscal 2017 and 2016 reflected the continuing impact of maintaining a valuation allowance against our deferred tax assets. In future years, we expect the continuing impact of maintaining a valuation allowance against deferred tax assets to result in a near 0% effective tax rate.
Discontinued Operations. In the fourth quarter of fiscal 2017, we discontinued our retail operations and closed all of our stores. During the first two quarters of fiscal 2018 we are providing transition services to a third party who licensed the www.bebe.com URL beginning May 2, 2017 from the Joint Venture. In connection with our store closures we settled the remaining lease obligations related to the stores and terminated all employees directly related to the operation of our retail business. We continue to retain certain corporate office and distribution center employees who are providing administrative support to bebe or are providing the transition services. The results of the retail operations have been presented as a discontinued operation in the accompanying consolidated statements of operations and comprehensive income (loss) for all periods and are detailed in note 3 to the consolidated financial statements.
Loss from discontinued operations was $100.6 million for fiscal 2017 compared with $9.5 million for fiscal 2016. The $91.1 million increase is primarily due to $70.9 million in lease termination charges, $4.1 million in employee severance, and $11.1 million in incremental fixed asset impairment and disposal charges.
Seasonality of Business and Quarterly Results
Historically our business varied with general seasonal trends that are characteristic of the retail and apparel industries. As a result, we typically generated a higher percentage of our annual net sales and profitability in the second quarter of our fiscal year, which includes the holiday selling season, compared to other quarters of our fiscal year. If for any reason our sales were below seasonal norms during the second quarter of our fiscal year, our annual operating results would be negatively impacted. Because of the seasonality of our business, results for any quarter are not necessarily indicative of results that may be achieved for a full fiscal year.
Liquidity and Capital Resources

During fiscal 2017 as a result of continued operating losses, we shut down our retail operations. We have entered into an agreement to provide transition services to a third party that has taken over bebe's online and international licensee businesses. The agreement is scheduled to end October 31, 2017 and we are being paid a fee which we expect to cover substantially all of the costs of providing these services. Once this agreement ends, we will transition to a holding company for our investment in the Joint Venture and we expect to receive a quarterly cash dividend from this investment. In addition, we expect our operating costs to reduce to an insignificant amount once we have completed the transition which we expect to occur by the end of the second quarter of fiscal 2018.

As of July 1, 2017, the company's current liabilities exceed its current assets by $11.9 million. The current liabilities include the bridge loan used to pay the lease termination expenses, which matures on May 20, 2018. As of September 29, 2017, the original $35 million bridge loan has been reduced to approximately $16.9 million utilizing 75% of the net proceeds from the sale of the company's distribution center in Benicia, CA for $21.7 million and both of the condominiums previously owned in Los Angeles, CA for $2 million. The company is considering several offers for its LA studio in a range of prices that are sufficient to enable the company to meet is current obligations and meet is cash flow needs. However, if the LA studio does not sell in the next twelve months the Company will be unable to repay the bridge loan at its maturity (May 30, 2018). As a result, the Company has concluded that there is substantial doubt about its ability to continue as a going concern for the next year.

At July 1, 2017, we had cash and cash equivalents of $17.0 million held in accounts managed by third-party financial institutions consisting of invested cash and cash in our operating accounts. The invested cash is invested in interest bearing funds managed by third-party financial institutions. These funds invest in direct obligations of the government of the United States. To date, we have experienced no loss or lack of access to our invested cash or equivalents; however, we can provide no assurances that access to our invested cash and equivalents will not be impacted by adverse conditions in the financial markets.
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
Net cash used by operating activities in fiscal 2017 and 2016 was $69.1 million and $38.6 million, respectively. Net cash used by operating activities increased $30.5 million from 2016 to 2017. The increase in cash used in operating activities was driven primarily by $69.1 million in lease termination payments made during fiscal 2017 in connection with the closure of all our physical stores.
Net cash used in investing activities was $2.4 million in fiscal 2017 versus net cash provided by investing activities of $47.5 million in fiscal 2016. The decrease in net cash provided by investing activities in fiscal 2017 from fiscal 2016 was a result of net proceeds of $32.5 million from the sale of an almost 50% ownership in our intellectual property assets in fiscal 2016 as well as the effect of net proceeds from sales and maturities of investments. Capital expenditures of $3.2 million in fiscal 2017 primarily related to investments in management information systems.

Net cash provided by financing activities was $33.2 million in fiscal 2017 compared to net cash provided by financing activities of $0.0 million in fiscal 2016. The increase of $33.2 million was a result of proceeds received from bridge loan financing. We used the proceeds from this financing to pay lease termination payments. We expect to repay this bridge loan with proceeds received from the sale of our real estate assets which we anticipate will be either sold, or in closing during the first quarter of fiscal 2018.
Summary Disclosures about Contractual Obligations and Commitments:
Other than operating leases, we do not have any off-balance-sheet financing. The following tables summarize our significant contractual obligations and commercial commitments as of July 1, 2017 (in thousands):

	Amount of commitment expiration period
	Total	Less than 1 year	1 - 3 years		4 - 5 years		After 5 years
Operating leases	$1,181	$417	$764	—	$—	—	$—
Total contractual obligations and commitments(1)	$1,181	$417	$764		$—		$—

(1)
The table above does not include liabilities related to unrecognized tax benefits. As we are unable to reasonably predict the timing of settlement of such liabilities, the table does not include $0.1 million of income tax, interest and penalties relating to unrecognized tax benefits that are recorded as noncurrent liabilities within our consolidated balance sheet as of July 1, 2017.

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
The following table lists our cash equivalents at July 1, 2017:

Fair Value
(Dollars in thousands)
Cash equivalents	$236
Weighted average interest rate	—%
Foreign Currency Risks
Foreign currency risk is no longer considered material after the shutdown of all of our stores in Canada.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Information with respect to this item is set forth in Item 15 of this Form 10-K.
ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (“the Exchange Act”) as of the end of the period covered by this report (July 1, 2017). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of the evaluation date, our disclosure controls and procedures are effective at a reasonable level of assurance to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely discussions regarding required disclosure.
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
3. Exhibits included or incorporated herein: See Index to Exhibits.

(b) Exhibits

EXHIBIT NUMBER	DESCRIPTION OF DOCUMENT
3.1(h)	Amended and Restated Articles of Incorporation of Registrant.
3.2(f)	Amended and Restated Bylaws of Registrant.
4.1(a)	Specimen certificate representing the Common Stock (in standard printer form, not provided).
10.1(i)(*)	1997 Stock Plan.
10.2(a)(*)	1998 Stock Purchase Plan.
10.3(a)(*)	Form of Indemnification Agreement.
10.4	Consulting Agreement, dated April 18, 2017, by and among bebe stores, inc., Great American Group, LLC and Tiger Capital Group, LLC.
10.5(c)	Form of Retail Store License Agreement between Registrant and [company].
10.6(d)	Amendment No. 1 to Lease Agreement (amendment to Standard Industrial/Commercial-Tenant Lease-Net dated November 30, 1998 between Registrant and Far Western Land and Investment Company, Inc.)
10.7(e)(*)	Form of Restricted Stock Units Agreement.
10.8(f)	Standard Offer, Agreement and Escrow Instructions for Purchase of Real Estate dated January 20, 2004 by and between bebe stores, inc. and 10345 Olympic LLC.
10.9(g)(*)	Management Bonus Plan.
10.10(h)(*)	bebe stores, inc. Form of Stock Option Agreement.
10.11(i)(*)	bebe stores, inc. Form of Restricted Stock Unit Agreement.
10.17(j)(*)	Chief Executive Officer Employment Agreement between the Company and Jim Wiggett dated December 15, 2014.
10.18(k)	Amended and Restated Operating Agreement, dated June 8, 2016, by and among bebe stores, inc. and BB Brand Management LLC
10.19(l)	Asset Purchase and Contribution Agreement, dated June 8, 2016, by and among bebe stores, inc., bebe studio, inc. and BB Brand Holdings LLC
10.20(m)	License Agreement, dated June 8, 2016, by and among bebe stores, inc., bebe studio, inc., BB Brand Management LLC and BB Brand Holdings LLC
10.28(*)	Retention Bonus Letter Agreement, dated June 9, 2017, by and between bebe stores, inc. and Walter Parks.
10.33(*)	Retention Bonus Letter Agreement, dated August 8, 2017, by and between bebe stores, inc. and Darren Horvath.
21.1	Subsidiaries of Registrant.
23.1	Consent of Independent Registered Public Accounting Firm.
24.1	Power of Attorney (see signature page).
31.1	Section 302 Certification of Chief Executive Officer.
31.2	Section 302 Certification of Chief Financial Officer.
32.1	Section 906 Certification of Chief Executive Officer.
32.2	Section 906 Certification of Chief Financial Officer.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Presentation Linkbase.

(a)	Incorporated by reference from exhibits of the same number in Registrant’s Registration Statement on Form S-1 (Reg. No. 333-50333), effective June 16, 1998.

(b)	Incorporated by reference from exhibit 10.6 in Registrant’s Quarterly Report on Form 10-Q filed on February 16, 1999.

(c)	Incorporated by reference from exhibits of the same number in Registrant’s Annual Report on Form 10-K filed on September 28, 1999.

(d)	Incorporated by reference from exhibit 10.8 in Registrant’s Annual Report on Form 10-K filed on September 28, 2000.

(e)	Incorporated by reference from exhibit 10.12 in Registrant’s Annual Report on Form 10-K filed on September 29, 2003.

(f)	Incorporated by reference from exhibit 10.17 in Registrant’s Current Report on Form 8-K filed on October 1, 2015

(g)	Incorporated by reference from exhibit 10.19 in Registrant’s Annual Report on Form 10-K filed on September 14, 2005.

(h)	Incorporated by reference from exhibit 99.3 to Registrant’s Current Report on Form 8-K filed on November 23, 2005.

(i)	Incorporated by reference from exhibit 99.4 to Registrant’s Current Report on Form 8-K filed on November 23, 2005.

(j)	Incorporated by reference from exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on December 15, 2014.

(k)	Incorporated by reference from exhibit 10.1 to Registrant's Current Report on Form 8-K filed on June 8, 2016.

(l)	Incorporated by reference from exhibit 10.2 to Registrant's Current Report on Form 8-K filed on June 8, 2016.

(m)	Incorporated by reference from exhibit 10.3 to Registrant's Current Report on Form 8-K filed on June 8, 2016.

(*) Indicates management contracts or compensatory plans or arrangements required to be filed as exhibits to this report on Form 10-K.

SIGNATURES
Pursuant to the requirements of the Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Brisbane, State of California, on the 29th day of September 2017.

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
Pursuant to the requirements of the Exchange Act, this Annual Report on Form 10-K has been signed by the following persons in the capacities and on the dates indicated:

Name	Title	Date

/S/ MANNY MASHOUF	Chief Executive Officer, Chairman of the Board	September 29, 2017
Manny Mashouf	(Principal Executive Officer)

/S/ WALTER PARKS	President, Chief Operating Officer, Interim Chief Financial Officer	September 29, 2017
Walter Parks	(Principal Financial Officer)

/S/ DARREN HORVATH	Controller	September 29, 2017
Darren Horvath	(Principal Accounting Officer)

/S/ BRETT BREWER	Director	September 29, 2017
Brett Brewer

/S/ CORRADO FEDERICO	Director	September 29, 2017
Corrado Federico

/S/ SETH JOHNSON	Director	September 29, 2017
Seth Johnson

/S/ ROBERT GALVIN	Director	September 29, 2017
Robert Galvin

bebe stores, inc.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
FISCAL YEARS ENDED JULY 1, 2017, AND JULY 2, 2016:

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of bebe stores, inc. is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. With the participation of the Chief Executive Officer and the Chief Financial Officer, our management has assessed the effectiveness of the Company’s internal control over financial reporting as of July 1, 2017. In making this assessment, management used the criteria established in Internal Control - Integrated Framework (2013) (the “2013 Framework”) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) as it applies to smaller reporting companies. Management believes that, as of July 1, 2017, the Company maintained effective internal control over financial reporting based on the criteria established in the 2013 Framework.
September 29, 2017

/s/ Manny Mashouf
Manny Mashouf Chief Executive Officer, Chairman of the Board (Principal Executive Officer)

/s/ Walter Parks
Walter Parks President, Chief Operating Officer, Interim Chief Financial Officer (Principal Financial Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
bebe stores, inc.

We have audited the accompanying consolidated balance sheets of bebe stores, inc. and subsidiaries (the "Company") as of July 1, 2017 and July 2, 2016, and the related consolidated statements of operations and comprehensive loss, shareholders' equity (deficit), and cash flows for the fiscal years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of bebe stores, inc. and subsidiaries as of July 1, 2017 and July 2, 2016, and the results of their operations and their cash flows for the fiscal years then ended, in conformity with accounting principles generally accepted in the United States of America.
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred recurring losses from operations and negative cash flows from operations and expects significant uncertainty in generating sufficient cash to meet its obligations and sustain its operations, which raises substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also discussed in Note 1 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ DELOITTE & TOUCHE LLP
San Francisco, California
September 29, 2017

bebe stores, inc.
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share data)

	As of
	July 1, 2017	July 2, 2016
Assets:
Current assets:
Cash and equivalents	$17,032	$55,525
Receivables (net of allowance of $0 and $669)	5,222	4,645
Assets of discontinued operations held for sale	25,796	26,259
Assets of discontinued operations not held for sale	818	40,987
Prepaid and other	1,599	2,104
Total current assets	50,467	129,520
Equity investment	1,257	1,102
Noncurrent assets of discontinued operations	—	46,364
Other assets	797	2,459
Total assets	$52,521	$179,445
Liabilities and Shareholders’ (Deficit) Equity:
Current liabilities:
Accounts payable	$15,265	$11,264
Accrued liabilities	12,013	18,393
Bridge loan, net of issue discount	33,158	—
Liabilities of discontinued operations	1,955	3,117
Total current liabilities	62,391	32,774
Non-current payable	1,142	—
Liability for uncertain tax positions	88	85
Noncurrent liabilities of discontinued operations	—	17,983
Total liabilities	63,621	50,842
Commitments and contingencies (Notes 6, 7 and 14)
Shareholders’ (deficit) equity:
Preferred stock-authorized 1,000,000 shares at $0.001 par value per share; no shares issued and outstanding	—	—
Common stock-authorized 14,000,000 shares at $0.001 par value per share; issued and outstanding 8,096,090 and 8,005,115 shares	8	8
Additional paid-in capital	146,999	147,585
Accumulated other comprehensive income	573	727
Accumulated deficit	(158,680)	(19,717)
Total shareholders’ (deficit) equity	(11,100)	128,603
Total liabilities and shareholders’ (deficit) equity	$52,521	$179,445
See accompanying notes to consolidated financial statements.

bebe stores, inc.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Amounts in thousands, except per share data)

	Fiscal Year Ended
	July 1, 2017	July 2, 2016
Net sales	$—	$—
Cost of sales, including production and occupancy	—	—
Gross margin	—	—
Selling, general and administrative expenses	41,784	46,539
Gain on sale of intellectual property, net	—	(31,694)
Operating loss	(41,784)	(14,845)
Other income (loss), net	(378)	(3,281)
Loss from continuing operations, before income taxes and earnings in equity interest	(42,162)	(18,126)
Income tax provision	—	—
Earnings in equity method investment	3,831	193
Loss from continuing operations, net of tax	(38,331)	(17,933)
Loss from discontinued operations, net of tax	(100,632)	(9,548)
Net loss	$(138,963)	$(27,481)
Basic per share amounts:
Loss from continuing operations, net of tax	$(4.76)	$(2.24)
Loss from discontinued operations, net of tax	(12.49)	(1.19)
Net loss	$(17.25)	$(3.43)
Diluted per share amounts:
Loss from continuing operations, net of tax	$(4.76)	$(2.24)
Loss from discontinued operations, net of tax	(12.49)	(1.19)
Net loss	$(17.25)	$(3.43)

Basic weighted average shares outstanding	8,056	7,993
Diluted weighted average shares outstanding	8,056	7,993
Other comprehensive loss
Unrealized gain (loss) on available for sale securities, net of tax (1)	$—	$3,759
Foreign currency translation adjustments	(154)	(1,256)
Other comprehensive income (loss)	(154)	2,503
Comprehensive loss	$(139,117)	$(24,978)
(1) 2016 amount represents reclassification to Other income (loss), net for securities sold.

See accompanying notes to consolidated financial statements.

bebe stores, inc.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)
(Amounts in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total
	Number of Shares	Amount
Balances as of July 4, 2015	7,966	$8	$145,571	$(1,776)	$7,764	$151,567
Net loss	—	—	—	—	(27,481)	(27,481)
Other comprehensive income	—	—	—	2,503	—	2,503
Stock based compensation	—	—	1,998	—	—	1,998
Common stock issued under stock plans including tax benefit	39	—	16	—	—	16
Balances as of July 2, 2016	8,005	8	147,585	727	(19,717)	128,603
Net loss	—	—	—	—	(138,963)	(138,963)
Other comprehensive loss	—	—	—	(154)	—	(154)
Stock based compensation	—	—	(597)	—	—	(597)
Common stock issued under stock plans including tax benefit	91	—	11	—	—	11
Balances as of July 1, 2017	8,096	$8	$146,999	$573	$(158,680)	$(11,100)

See accompanying notes to consolidated financial statements.

bebe stores, inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Fiscal Year Ended
	July 1, 2017	July 2, 2016
Cash flows from operating activities:
Net loss	$(138,963)	$(27,481)
Adjustments to reconcile net loss to cash used in operating activities:
Non-cash compensation expense	(597)	1,998
Depreciation and amortization	10,013	19,978
Loss on sale of available for sale securities	—	3,624
Non-cash charge for asset impairment	25,639	6,423
Net gain on sale of intellectual property	—	(31,694)
Earnings in equity method investment	(3,831)	(193)
Cash receipts from equity method investment	3,675	—
Net loss on disposal of property	14,017	435
Lease termination in exchange for note payable	1,142	—
Other	444	12
Changes in operating assets and liabilities:
Receivables	2,465	(2,087)
Inventories	28,721	2,556
Prepaid and other	9,539	819
Accounts payable	4,088	(945)
Deferred rent and other lease incentives	(17,954)	(5,899)
Accrued liabilities	(7,531)	(6,187)
Net cash used in operating activities	(69,133)	(38,641)
Cash flows from investing activities:
Purchase of property and equipment	(3,233)	(7,179)
Proceeds from sale of property and equipment	788	—
Proceeds from sale of intangible assets, net of transaction costs	—	32,502
Investment in equity method investment	—	(100)
Purchase of investments	—	(2,576)
Proceeds from sales and maturities of investments	—	24,820
Net cash (used) provided by investing activities	(2,445)	47,467
Cash flows from financing activities:
Proceeds from share issuance	11	16
Proceeds from bridge loan	33,158	—
Net cash provided by financing activities	33,169	16
Net increase (decrease) in cash and equivalents	(38,409)	8,842
Effect of exchange rate changes on cash	(84)	(264)
Cash and equivalents:
Beginning of year	55,525	46,947
End of year	$17,032	$55,525
Non-cash investing activities:
Accrued capital expenditures	—	558
Equity method investment	—	809
Supplemental information:
Cash paid for income taxes	$94	$248
See accompanying notes to consolidated financial statements.

bebe stores, inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Business and Summary of Significant Accounting Policies
Going Concern Uncertainty—The Company incurred net losses and used cash in operating activities in fiscal 2017 and 2016. Cash and equivalents were $17.0 million as of July 1, 2017.

The Company used $69.1 million and $38.6 million, net of cash in operating activities in fiscal years 2017 and 2016, respectively. The Company's liquidity is dependent upon its ability to generate cash from operations along with usage of its existing cash and cash equivalents. However, the Company no longer expects losses in the future to be significant due to the shut down of its operations. Subsequent to fiscal 2017, the Company expects operating expenses to be minimal reflecting the fact that the Company's primary asset will be its investment in the Joint Venture, and will not require significant operating cash flow to maintain. The Company expects to receive cash from the Joint Venture on a quarterly basis that will be sufficient to cover its operating expenses.

As of July 1, 2017, the Company's current liabilities exceed its current assets by $11.9 million. The current liabilities include the bridge loan used to pay the lease termination expenses, which matures May 30, 2018. As of September 29, 2017, the original $35 million bridge loan has been reduced to approximately $16.9 million utilizing 75% of the net proceeds from the sale of the company's distribution center in Benicia, CA for $21.7 million and both of the condominiums previously owned in Los Angeles, CA for $2 million. The Company is considering several offers for its LA studio in a range of prices that are sufficient to enable the company to meet is current obligations and meet is cash flow needs. However, if the LA studio does not sell in the next twelve months and the bridge loans comes due, the Company will be unable to repay the bridge loan at its maturity (May 30, 2018). As a result, the Company has concluded that there is substantial doubt about its ability to continue as a going concern for the next year.

Corporate Restructure and Strategic Partnership—During the fourth quarter of fiscal 2017, bebe stores, inc. (the “Company”) expanded upon its strategic joint venture arrangement entered into during fiscal 2016, and have closed all retail stores, sold its merchandise, inventory, furnishings, trade fixtures, equipment, improvements in real property, purchase orders related to its website and international wholesale business and is committed to selling its Los Angeles Design Studio. Under this partnership, during fiscal 2016 bebe contributed all of its trademarks, trademark license arrangements and related intellectual property, including domain names, social media accounts and agreements with certain of its international distributors to its joint venture BB Brand Holdings LLC (the “Joint Venture”). The Company's partner in the venture, Bluestar Alliance, LLC (“Bluestar”) continues to leverage its existing brand management organization and infrastructure to develop a wholesale domestic and international lifestyle licensing business for the Joint Venture and will manage its day-to-day operations. Going forward, the Joint Venture will aggressively pursue a licensing strategy designed to capitalize on the value of our brand in all categories and channels on a global scale. The Company expects the Joint Venture to generate long-term, committed royalties from prospective licensees of the bebe brand name. The decision to exit its retail operations was the result of continued operating losses.

The Company also agreed to lease termination buyouts with all of its landlords and recorded lease termination charges totaling $70.9 million (in discontinued operations) in connection with the closure of all of its stores. The Company anticipates paying these costs with proceeds from the sale of its real estate assets. However due to the timing of expected closure of real estate asset sales, the Company obtained bridge financing to pay the termination fees. The bridge loan will be repaid with the proceeds from sale of the real estate assets. In addition during fiscal 2017, the Company recorded impairment charges related to all of its long-lived assets as well as severance costs. See Note 3 for details.

The Company has agreed to provide transition services to Global Brands Group ("GBG"), an unrelated third party on a short-term basis not expected to go beyond October 31, 2017 for which it will receive a service fee that is expected to cover the Company's costs of providing the services. GBG has entered into a license agreement with the Joint venture and beginning May 2, 2017 began to operate the website www.bebe.com as well as the international business formerly operated by the Company. In connection with this arrangement, GBG purchased the remaining finished goods inventory of from the Company on May 2, 2017.

Historical nature of the business—bebe stores, inc. (the “Company”) designed, developed and produced a distinctive line of contemporary women’s apparel and accessories, which it marketed under the bebe and BEBE SPORT brand names.

bebe stores, inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Basis of financial statement presentation—The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America (GAAP).
Consolidation—The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany transactions and balances have been eliminated.
Fiscal year—The Company’s fiscal year ends on the first Saturday on or after June 30. Fiscal years 2017 and 2016, each had 52 weeks.
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
Investment—The Company uses the equity method to account for its investment in BB Brand Holdings LLC (the Joint Venture) because it has the ability to exercise significant influence but not control. The Company's share of earnings as reported by the Joint Venture are recorded as earnings in equity-method investment on the consolidated statement of operations and comprehensive income (loss).
Fair value of financial instruments—The carrying values of cash and equivalents, receivables and accounts payable approximate their estimated fair values.

Concentration of credit risk—Financial instruments, which subject the Company to concentration of credit risk, consist principally of cash and equivalents. The Company invests its cash through financial institutions. Such investments may be in excess of FDIC insurance limits. The Company has not experienced any losses on its deposits of cash and equivalents for the periods presented.

Inventories—are stated at the lower of weighted average cost or market. Cost includes certain indirect purchasing, merchandise handling and storage costs. In addition, the Company estimates and accrues shortage for the period between the last physical count and the balance sheet date.

Allowance for doubtful accounts—The changes in the allowance for doubtful accounts are summarized below (in thousands):

	Fiscal Year Ended
	July 1, 2017	July 2, 2016
Balance at beginning of year	$669	$515
Charged to expense	—	154
Write offs	(669)	—
Balance at end of year	$—	$669

bebe stores, inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Assets of discontinued operations held for sale—are stated at cost, which the Company believes is lower than market. Assets held for sale consists of the following:

Description	July 1, 2017
(in thousands)
Distribution Center	$15,622
LA Studio	8,613
Condominiums	1,561
Total	$25,796

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
Impairment of long-lived assets—The Company regularly reviews the carrying value of its long-lived assets. Long-lived assets are reviewed whenever events or changes in circumstances indicate that the carrying amount of its assets might not be recoverable. Assets are grouped and evaluated for impairment at the lowest level of which there are identifiable cash flows, which is generally at a store level. Store assets are reviewed for impairment using factors including, but not limited to, the Company’s future operating plans and projected cash flows. The determination of whether impairment has occurred is based on an estimate of undiscounted future cash flows directly related to that store, compared to the carrying value of the assets. The Company recognizes full or partial impairment if the sum of the undiscounted future cash flows of a store does not exceed the carrying value of the assets. For impaired assets, the Company recognizes a loss equal to the difference between the net book value of the asset and its estimated fair value. Fair value is based on discounted future cash flows of the asset using a discount rate commensurate with the risk. In addition, at the time a decision is made to close a store, the Company records an impairment charge, if appropriate, and accelerates depreciation over the revised useful life of the asset. As of the end of fiscal 2017, all of the Company's long-lived assets were fully impaired, disposed of, or classified as discontinued operations.
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

In fiscal 2017, the Company discontinued its retail operations and closed all of its stores prior to the expiration of the related leases and recorded an expense for lease termination costs included in discontinued operations totaling $70.9 million during the fiscal year.
Revenue recognition—Prior to discontinuing its retail operations, the Company recognized revenue at the time the products are received by the customer. Revenue is recognized for store sales at the point at which the customer receives and pays for the merchandise at the register. For on-line sales, revenue is recognized at the time the customer receives the product. The Company estimates and defers revenue and the related product costs for shipments that are in transit to the customer. Customers typically receive goods within a few days of shipment. Amounts related to shipping fees are included in net sales and the related costs are included in cost of goods sold. Sales tax collected from customers on sales are excluded from revenue.

bebe stores, inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Advertising costs—are charged to expense when the advertising takes place. Advertising costs were $14.3 million, and $17.5 million, respectively, during fiscal 2017 and 2016.
Income taxes—are accounted for using an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. The Company is subject to periodic audits by the Internal Revenue Service and other foreign, state and local taxing authorities. These audits may challenge certain of the Company’s tax positions such as the timing and amount of income and deductions and the allocation of taxable income to various tax jurisdictions. The Company evaluates its tax positions and establishes liabilities in accordance with applicable accounting guidance on uncertainty in income taxes. In estimating future tax consequences, all expected future events known to management are considered other than pending changes in the tax law or rates. The Company regularly assesses the need for a valuation allowance against its deferred assets. In evaluating whether it is more likely than not that some or all of the Company’s deferred tax assets will not be realized, it considers all available positive and negative evidence, including recent year’s operational results which is objectively verifiable evidence. As a result of its evaluation of the realizability of its deferred tax assets as of July 1, 2017, the Company has concluded, based upon all available evidence, that it is more likely than not that its deferred tax assets will continue to not be realized and the Company has recorded a full valuation allowance.
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

For awards to employees that have service-based vesting conditions, the Company recognizes compensation expense, based on the calculated fair value on the date of grant. For restricted stock units (“RSU”), the Company determines the fair value based on the stock price at the grant date. For stock options, the Company determines the fair value using the Black-Scholes option pricing model. This model requires subjective assumptions, which are affected by its stock price as well as assumptions regarding a number of complex and subjective variables. These variables include its expected stock price volatility bebe stores, inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

over the term of the awards, actual and projected employee exercise behaviors, risk-free interest rate and expected dividends. As the stock-based compensation expense recognized in the consolidated statements of operations and comprehensive loss for fiscal 2017 and 2016 is based on awards ultimately expected to vest, such amount has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company estimates forfeitures based on its historical experience.
Earnings per share—Basic earnings per share (EPS) is computed as net earnings divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through the exercise of outstanding dilutive stock options.
The following is a reconciliation of the number of shares used in the basic and diluted earnings per share computations:

	Fiscal Year Ended
	July 1, 2017	July 2, 2016
	(in thousands)
Basic weighted average number of shares outstanding	8,056	7,993
Incremental shares from assumed issuance of stock options and RSUs (1)	—	—
Diluted weighted average number of shares outstanding	8,056	7,993
(1) As the Company is in a loss position for all years presented, common stock equivalents are anti-dilutive and have been excluded.
Excluded from the computation of the number of diluted weighted average shares outstanding were anti-dilutive options to purchase 0.2 million and 0.3 million shares for the fiscal years ended July 1, 2017 and July 2, 2016 respectively.
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
The Company had the following balances of accumulated comprehensive income (loss):

	Foreign Currency Translation	Fair Value Adjustment for ARS	Accumulated Other Comprehensive Income Loss)
	(In thousands)
Balance at July 4, 2015	$1,983	$(3,759)	$(1,776)
Foreign currency translation adjustments	(1,256)	—	(1,256)
Redemption of ARS	—	3,759	3,759
Other comprehensive income (loss)	(1,256)	3,759	2,503
Balance at July 2, 2016	727	—	727
Foreign currency translation adjustments	(154)	—	(154)
Other comprehensive income (loss)	(154)	—	(154)
Balance at July 1, 2017	$573	$—	$573

Recent Accounting Pronouncements

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
3. Discontinued Operation
In the fourth quarter of fiscal 2017, as a result of continued operating losses, the Company closed all of its stores and transferred its license to operate its online store and international operations to the Joint Venture. In connection with the closure of its operations, the Company also plans to sell its real estate holdings prior to the end of the second quarter of fiscal 2018. The Company sold its remaining finished goods inventory to a third party who has taken over the license to operate www.bebe.com and international operations.
The results of the Company's retail operations have been presented as discontinued operations in the accompanying consolidated statements of operations and comprehensive income (loss) for all periods presented and are as follows:

	Fiscal Year Ended
	July 1, 2017	July 2, 2016
	(in thousands)
Net sales	$318,845	$393,594
Cost of sales, including production and occupancy	234,569	271,752
Gross margin	84,276	121,842
Lease termination costs	70,944	—
Impairment charges	17,555	6,423
Selling, general and administrative expenses	96,291	124,752
Loss from discontinued operations, before income tax provision	(100,514)	(9,333)
Tax provision	118	215
Loss from discontinued operations, net of tax provision	$(100,632)	$(9,548)

bebe stores, inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of July 1, 2017, the Company had a $1.8 million note payable to a former landlord in connection with a store closure. The note is payable in eight equal installments on a quarterly basis beginning October 1, 2017.

Assets held for sale consist of the Company's owned real estate properties consisting of a distribution center in Benicia CA, an LA design studio and two condominiums in LA.

Costs associated with the exit activities are recorded as follows:

	Lease Termination	Severance	Total
	(in thousands)
Balance as of July 2, 2016	$—	$—	$—
Costs incurred in fiscal 2017	70,944	5,855	76,799
Cash payments made	(68,920)	(4,083)	(73,003)
Balance as of July 1, 2017	$2,024	$1,772	$3,796

In addition the Company recorded $22.9 million in long-lived asset impairment during fiscal 2017 as a result of exit activities.

Depreciation and amortization of the discontinued operations were $4.8 million and $12.5 million for the fiscal years ended July 1, 2017 and July 2, 2016 respectively. Capital expenditures of the discontinued operations were $3.3 million and $7.2 million for the fiscal years ended July 1, 2017 and July 2, 2016 respectively.

Assets of discontinued operations as of July 2, 2016 consisted of the following:

(in thousands)
Receivables	$3,857
Inventory	28,736
Prepaid store rent	8,394
Assets of discontinued operations	$40,987

Liabilities of discontinued operations as of July 2, 2016 consisted of accrued liabilities related to stores.
4. Equity Method Investment
As of July 1, 2017 and July 2, 2016 the Company had approximately 50% ownership interest in the Joint Venture with a carrying value of $1.3 million and $1.1 million respectively.

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
As of July 1, 2017 and July 2, 2016, the Company held financial instruments that are measured at fair value on a recurring basis. These included cash equivalents. Cash equivalents consist of money market funds.
The following items are measured at fair value on a recurring basis at July 1, 2017 and July 2, 2016:

Description		Using Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
	Fair value measurements at reporting date (In thousands)
Cash equivalents	$236	$236	$—	$—
Total	$236	$236	$—	$—

bebe stores, inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

During the fiscal years ended July 1, 2017 and July 2, 2016, there were no transfers of assets and liabilities between Level 1 (quoted prices in active markets for identical assets) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy.

Non-financial Assets
As of July 1, 2017 the Company had no remaining stores and had fully impaired, all of its remaining long-lived assets at its corporate offices and distribution center because of the shut-down of its operations. In prior years, the Company measured certain non-financial assets and liabilities, including long-lived assets, at fair value on a non-recurring basis. During the fiscal year ended July 2, 2016, the Company recorded impairment charges of $6.4 million, related to under-performing stores, within discontinued operations. The following table presents the Company’s considerations of at-risk assets for the fiscal year ended July 2, 2016, (dollar amounts in millions):

July 2, 2016
Number of stores identified as at risk and evaluated for impairment	34
Number of stores identified as at risk, but not impaired	(5)
Number of stores identified as at risk with impairment	29

Total carrying amount of stores identified as at risk prior to any impairment charges taken	$8.4
Total carrying amount of stores identified as at risk, but not impaired	(1.6)
Total carrying amount of stores identified for impairment	6.8
Impairment charges recorded	(6.4)
Remaining carrying amount of stores identified for impairment after impairment charges taken	$0.4
The fair market value of these assets was determined using the income approach and level 3 inputs, which required management to make significant estimates about future operating plans and projected cash flows. Management estimated the amount and timing of future cash flows based on its experience and knowledge of the retail market in which each store operates. The assumptions used in preparing the discounted cash flow model and the related sensitivity analysis around the discounted cash flow model included estimates for weighted average cost of capital 11.0% and annual revenue growth rates (range from 0.0% – 5.0%). The stores not impaired had undiscounted cash flows that exceeded their net carrying amount at a weighted average of 164% for the fiscal year ended July 2, 2016.

6. Lease Obligations
Rent expense under operating leases for the fiscal years ended July 1, 2017 and July 2, 2016 was $127.8 million and $78.0 million, respectively. Included in rent expense for fiscal years 2017 and 2016 were $69.1 million and $2.6 million in lease termination payments in connection with store closures. Rent expense included other lease-required expenses for fiscal years 2017, and 2016 of $23.0 million and $29.8 million, respectively.

bebe stores, inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
7. Lease Obligations (Continued)

Future minimum lease payments for noncancellable leases at July 1, 2017 are as follows:

Operating Leases
(in thousands)
Fiscal year
2018	$417
2019	417
2020	347
2021	—
2022	—
Thereafter	—
Total minimum lease payments	$1,181

7. Accrued Liabilities
Accrued liabilities consist of the following (in thousands):

	As of
	July 1, 2017	July 2, 2016
Gift certificates, gift cards and store credits	$3,567	$4,784
Employee compensation	3,654	5,923
Deferred revenue	—	1,937
Capital expenditures	—	558
Other	4,792	5,191
Total	$12,013	$18,393

8. Bridge Loan

In the fourth quarter of fiscal 2017, the Company obtained financing in the form of a bridge loan from its investment advisor. The proceeds of the bridge were used primarily to pay lease termination payments. Terms of the bridge loan are as follows:

Principal amount:    $35 million
Issue discount:    $1.1 million
Maturity date:     May 30, 2018
Interest rate:    9% per annum
Effective rate:    9.6% per annum

The Company is required to make mandatory prepayments on the loan balance before the stated maturity of the net proceeds received from the sale of its real estate assets.

bebe stores, inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Income Taxes
Significant components of the provision for income taxes expense (benefit) from continuing operations are as follows:

Fiscal Year Ended
	July 1, 2017	July 2, 2016
(in thousands)
Current:
Federal	$—	$—
State	—	—
Foreign
	—	—
Deferred:
Federal	—	—
State	—	—
Foreign	—	—
	—	—
Provision (benefit) from continuing operations	$—	$—
The components of loss from continuing operations before income taxes are as follows:

	July 1, 2017	July 2, 2016

United States	$(42,162)	$(18,126)
Foreign	—	—
Total loss from continuing operations before income taxes	$(42,162)	$(18,126)
A reconciliation of the federal statutory tax rate with the Company’s effective income tax rate from continuing operations is as follows:

	Fiscal Year Ended
	July 1, 2017	July 2, 2016
Federal statutory rate	(35.0)%	(35.0)%
State rate, net of federal benefit	(3.9)	(3.9)
Valuation allowance	38.9	38.9
Effective tax rate	—%	—%

bebe stores, inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Income Taxes (Continued)
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax reporting purposes.
Significant components of the Company’s deferred tax assets (liabilities) are as follows:

	July 1, 2017	July 2, 2016
	(in thousands)
Gift certificates, gift cards and store credits	$1,040	1,145
Inventory	2,072	2,692
Other accrued expenses	1,580	464
Deferred revenue	139	513
Accrued vacation	73	731
Prepaid expenses	(197)	(769)
Basis difference in fixed assets	6,979	14,767
Deferred rent	—	4,531
Stock based compensation	832	1,508
Foreign tax credit	1,357	1,592
Tax credit and net operating loss carryovers	128,138	66,942
Construction allowance	—	(5,935)
Indirect benefit from uncertain tax positions	48	46
Other	2,307	2,350
Total non-current	144,368	90,577
Valuation allowance	(144,368)	(90,577)
Deferred tax assets, net	$—	$—
As of July 1, 2017, the Company has federal, state and foreign gross net operating loss carryovers of approximately $323.7 million, $335.2 million and $10.0 million, respectively. If not used, these carry forwards will expire at various dates from fiscal year 2017 to fiscal year 2036. The Company also has foreign tax credit and state tax credit carry forwards of approximately $1.4 million and $0.2 million, respectively, which will be available to offset future taxable income. If not used, the foreign tax credit carry forwards will expire at various dates from 2017 to 2027 and the state tax credit will expire from 2020 to 2022.
As of July 1, 2017, it was considered more likely than not that the Company’s deferred tax assets would not be realized. The Company regularly assesses the need for a valuation allowance against its deferred assets. In evaluating whether it is more likely than not that some or all of the Company’s deferred tax assets will not be realized, it considers all available positive and negative evidence, including recent years' operating results which is objectively verifiable evidence. As a result of its evaluation of the realizability of its deferred tax assets as of July 1, 2017, the Company has concluded, based upon all available evidence, that it is more likely than not that the majority of its deferred tax assets will not be realized. Therefore, the Company increased its valuation allowance by approximately $53.8 million for the current fiscal year. The Company will continue to maintain a valuation allowance against its deferred tax assets until the Company believes it is more likely than not that these assets will be realized in the future. If sufficient positive evidence arises in the future indicating that all or a portion of the deferred tax assets meet the more likely than not standard, the valuation allowance would be reversed accordingly in the period that such determination is made.
The Company accounts for interest and penalties related to unrecognized tax benefits as a component of income tax expense. During the fiscal years ended July 1, 2017, and July 2, 2016, the Company recognized approximately $0.0 million and $0.0 million in interest and penalties, respectively. The Company had no accruals for interest and penalties at July 1, 2017 or July 2, 2016.
The Company could be subject to Federal income tax examinations for fiscal years 2014 and forward and could be subject to state and Canada examinations for fiscal years 2010 and forward. The Company is not currently under examination with the IRS. The Company is under audit in certain states for fiscal year 2011 through fiscal year 2014, and expects additional bebe stores, inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Income Taxes (Continued)
audits to commence. At this time, the Company does not believe that the outcome of any examination will have a material impact on the Company’s financial statements.
As of July 1, 2017, the Company has $0.1 million in unrecognized tax benefits. A reconciliation of the beginning and ending amount of unrecognized tax benefits are as follows:

	July 1, 2017	July 2, 2016

Balance as of beginning of period	$384	$384
Additions for tax positions taken during the current year	—	—
Additions for tax positions taken during prior years	—	—
Reductions for tax positions taken during the current year	(317)	—
Settlements	—	—
Expirations of statues of limitations	—	—
Balance as of end of period	$67	$384
Of the $0.1 million recorded at July 1, 2017, $0.0 million of unrecognized tax benefits would affect the effective tax rate if recognized. While the Company expects the amount of unrecognized tax benefits to change in the next twelve months, the change is not expected to have a significant effect on the estimated effective annual tax rate, the results of operations or financial position.
10. Property and Equipment
Non-current assets of discontinued operations consist of property and equipment as follows:

	As of
	July 1, 2017	July 2, 2016
	(in thousands)
Leasehold improvements	$16,693	$111,598
Furniture, fixtures and equipment	5,634	44,665
Computer hardware and software	56,799	61,040
Construction in progress	—	877
Total	79,126	218,180
Less: Accumulated depreciation	(79,126)	(171,816)
Property and equipment, net	$—	$46,364
Construction in progress consisted primarily of construction costs related to stores that will open subsequent to year end and information technology projects.
11. Employee Benefit Plan
Employees are eligible to participate in the Company’s 401(k) plan (the Plan) if they, have reached age 21 and work at least 500 hours annually. Generally, employees can defer up to 75% of their gross wages up to the maximum limit allowable under the Internal Revenue Code. The Company makes a 10% matching contribution up to the annual maximum IRS contribution limit for the employee each payroll and, provided certain earnings goals are met, the Plan allows for an incremental 10% match following year end. Company contributions to the plan for the fiscal years ended July 1, 2017, and July 2, 2016 were $0.4 million, and $0.4 million, respectively.
The Company terminated the plan effective September 23, 2017.

bebe stores, inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Shareholders’ Equity (Deficit)
In December 2016 the Company effected a 1 for 10 reverse common stock split. The effects of this have been applied retroactively.
Preferred Stock
The Company is authorized to issue up to 1,000,000 shares of $0.001 par value preferred stock and to fix the rights, preferences, privileges and restrictions including voting rights, of these shares without any further vote or approval by the shareholders. No preferred stock has been issued to date.
Common Stock Plans
The 1997 Stock Plan as amended (the “Stock Plan”) provided for the grant of incentive stock options, non-qualified stock options, stock purchase rights, stock awards and service-based and performance-based restricted stock units (“RSU”). Although the Stock Plan allowed for stock options and related awards to be granted at prices below fair market value, the Company historically granted such options at the fair market value of the stock on the date of grant. Stock options and related awards have a maximum term of ten years. Options and restricted stock units granted to employees generally vest over four years with 25% of the award vested on each of the four anniversary dates. Options granted to directors generally vest over four years with 25% of the award vested on each of the four anniversary dates. RSUs awarded to directors generally vest over a period of one year from the date of grant. As of July 1, 2017, the Company has 667,821 further shares available for future grant.
No options were granted in fiscal 2017 or 2016. The following table summarizes information about stock options outstanding at July 1, 2017:

	Options Outstanding			Options Vested and Exercisable
Exercise Prices	Number (in thousands)	Weighted Average Remaining Life (in years)	Weighted Average Exercise Price	Number (in thousands)	Weighted Average Exercise Price
$23.40 to $53.50	36	1.8	$43.37	35	$44.01
$53.60 to $62.90	26	1.47	59.24	26	59.35
$63.30 to $73.70	38	1.54	70.47	38	70.47
$73.90 to $115	26	1.48	88.70	26	88.70
$124.6 to $144.90	3	0.2	131.01	3	131.01
	129			128

As of July 1, 2017 there were approximately 127,905 options exercisable at weighted-average exercise prices per share of $66.20.
The following table summarizes stock option activity:

	Shares Outstanding (Amounts in thousands)	Weighted Average Exercise Price of Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding, July 2, 2016	164	$69.10
Granted	—	—
Exercised	—	—
Cancelled	(35)	81.72
Outstanding, July 1, 2017	129	$65.77	1.56	$—
Exercisable, July 1, 2017	128	$66.20	1.54	$—
Options vested and expected to vest—end of period	129	$65.88	1.48	$—

bebe stores, inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes RSU activity:

	Shares (in thousands)	Weighted Average Grant Date Fair Value Per Share
Nonvested, July 2, 2016	138	$20.57
Granted	328	6.75
Cancelled	(198)	8.77
Vested	(89)	6.35
Nonvested, July 1, 2017	179	$2.57
Stock-based compensation
For the fiscal years ended July 1, 2017 and July 2, 2016, the Company recognized share-based compensation expense of $(0.4) million and $2.0 million, respectively. As of July 1, 2017, there was $0.6 million (before any related tax benefit) of total unrecognized compensation cost related to nonvested share-based compensation that is expected to be recognized over a weighted-average period of 1.41 years.

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

Stock Purchase Plan
The 1998 Employee Stock Purchase Plan (the “Plan”) has a total of 191,654 shares of common stock reserved for issuance. The Plan is implemented in three month purchase periods. The price at which stock may be purchased is equal to 95% of the fair market value of the Company’s common stock on the Purchase Date. During the fiscal years ended July 1, 2017 and July 2, 2016 there were 2,203, and 2,460 shares issued, respectively.
13. Litigation

As of the date of this filing, the Company is involved in ongoing legal proceedings as described below.

A former employee filed a complaint against the Company on November 2, 2010, in the Superior Court of California, San Bernardino County (Case No. CIVRS1011823) alleging failure to pay wages, failure to provide meal and rest periods, and other violations of the California Labor Code and Business & Professions Code §17200 et. seq.  The plaintiff purported to bring the action on behalf of current and former California bebe stylists and sales associates who are similarly situated.  The complaint sought damages, civil penalties, and injunctive relief among other remedies. In June 2016, the parties entered into a settlement agreement conditioned upon final Court approval. In August 2017, the Court preliminarily approved the class action settlement. The parties are in the process of the administration of the settlement with the class members. The Company believes the settlement amounts, accrued in Q4 of fiscal 2017, will not have a material adverse effect on our business, financial condition or results of operations.

A customer served the Company with a complaint on January 31, 2014, in the United States District Court for the Northern District of California (Civil Action No. C14-267 DMR) alleging various violations of the Telephone Consumer Protection Act (47 U.S.C. §§227 et seq.) and violations of California’s unfair competition law (California Business and Professions Code §§ 17200, et seq.) stemming from an alleged failure to obtain customer consent prior to sending text messages. The plaintiff purported to bring the action on behalf of others similarly situated.  The complaint sought damages and injunctive relief among other remedies. A companion proceeding, previously reported, in the United States District Court for the Northern District of California (Civil Action No. 3:14-CV-01968)) was consolidated with this action. In April 2016, the parties entered into a settlement agreement conditioned upon final Court approval. In July 2017, the Court preliminarily approved the class action settlement. The parties are in the process of the administration of the settlement with the class bebe stores, inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

members. The Company believes the settlement amounts, accrued in Q3 of fiscal 2017, will not have a material adverse effect on our business, financial condition or results of operations.

The Company is subject to various other legal proceedings and claims arising in the ordinary course of business. Regarding all matters referenced herein, the Company intends to vigorously defend itself and has accrued estimated amounts of liability where required, appropriate and determinable. Any such estimates may be revised as further information becomes available. The results of any litigation are inherently uncertain and as such the Company cannot assure that it will be able to successfully defend itself in these proceedings or that any amounts accrued are sufficient.
14. Related Party Transactions

During the fiscal years 2016 the Company made payments of $0.2 million to Skid Holdings LLC for consulting services. Skid Holdings is owned by Manny Mashouf, the Chairman of the Board and Chief Executive Officer of the Company. These payments were made for services rendered prior to his becoming Chief Executive Officer.
15. Subsequent Event
During first quarter of fiscal 2018, the Company sold its distribution center in Benicia, CA for net proceeds totaling $21.7 million. The Company used $16.2 million of the proceeds to pay down the bridge loan and will record a gain of $5.9 million during the first quarter.

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION OF DOCUMENT
3.1(h)	Amended and Restated Articles of Incorporation of Registrant.
3.2(f)	Amended and Restated Bylaws of Registrant.
4.1(a)	Specimen certificate representing the Common Stock (in standard printer form, not provided).
10.1(i)(*)	1997 Stock Plan.
10.2(a)(*)	1998 Stock Purchase Plan.
10.3(a)(*)	Form of Indemnification Agreement.
10.4	Consulting Agreement, dated April 18, 2017, by and among bebe stores, inc., Great American Group, LLC and Tiger Capital Group, LLC.
10.6(b)
Standard Industrial/Commercial-Tenant Lease-Net dated November 30, 1998 between Registrant and Far Western Land and Investment Company, Inc., (lease for additional building to house administrative departments in Brisbane, California).

10.8(c)	Form of Retail Store License Agreement between Registrant and [company].
10.9(d)	Amendment No. 1 to Lease Agreement (amendment to Standard Industrial/Commercial-Tenant Lease-Net dated November 30, 1998 between Registrant and Far Western Land and Investment Company, Inc.).
10.12(e)(*)	Form of Restricted Stock Units Agreement.
10.17(f)	Standard Offer, Agreement and Escrow Instructions for Purchase of Real Estate dated January 20, 2004 by and between bebe stores, inc. and 10345 Olympic LLC.
10.18(g)(*)	Employment agreement between the Company and Emilia Fabricant.
10.19(h)(*)	Management Bonus Plan.
10.21(j)(*)	bebe stores, inc. Form of Stock Option Agreement.
10.22(k)(*)	bebe stores, inc. Form of Restricted Stock Unit Agreement.
10.23(l)	Credit Agreement between Registrant and Wells Fargo.
10.24(m)	Amendment to Credit Agreement and Revolving Line of Credit Note between Registrant and Wells Fargo.
10.25(m)	Contract of Sale for Purchase of Real Estate dated March 13, 2012 by and between bebe Studio Realty, inc. and MP Benicia Logistics, LLC.
10.26(o)	Third Amendment to Credit Agreement and Revolving Line of Credit Note between Registrant and Wells Fargo dated as of February 1, 2013.
10.28(*)	Retention Bonus Letter Agreement, dated June 9, 2017, by and between bebe stores, inc. and Walter Parks.
10.29(q)	Fourth Amendment to Credit Agreement and First Modification to Promissory Note between Registrant and Wells Fargo dated as of May 15, 2013.
10.30(r)(*)	Severance Agreement between the Company and Jim Wiggett dated December 15, 2014.
10.33(*)	Retention Bonus Letter Agreement, dated August 8, 2017, by and between bebe stores, inc. and Darren Horvath.
21.1	Subsidiaries of Registrant.
23.1	Consent of Independent Registered Public Accounting Firm.
24.1	Power of Attorney (see signature page).
31.1	Section 302 Certification of Chief Executive Officer.
31.2	Section 302 Certification of Chief Financial Officer.
32.1	Section 906 Certification of Chief Executive Officer.
32.2	Section 906 Certification of Chief Financial Officer.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Presentation Linkbase.

(a)	Incorporated by reference from exhibits of the same number in Registrant’s Registration Statement on Form S-1 (Reg. No. 333-50333), effective June 16, 1998.

(b)	Incorporated by reference from exhibits of the same number in Registrant’s Quarterly Report on Form 10-Q filed on February 16, 1999.

(c)	Incorporated by reference from exhibits of the same number in Registrant’s Annual Report on Form 10-K filed on September 28, 1999.

(d)	Incorporated by reference from exhibits of the same number in Registrant’s Annual Report on Form 10-K filed on September 28, 2000.

(e)	Incorporated by reference from exhibits of the same number in Registrant’s Annual Report on Form 10-K filed on September 29, 2003.

(f)	Incorporated by reference from exhibits of the same number in Registrant’s Annual Report on Form 10-K filed on September 13, 2004.

(g)	Incorporated by reference from exhibits of the same number in Registrant’s Annual Report on Form 8-K filed on August 4, 2010.

(h)	Incorporated by reference from exhibit of the same number in Registrant’s Annual Report on Form 10-K filed on September 14, 2005.

(i)	Incorporated by reference from exhibit 99.2 to Registrant’s Current Report on Form 8-K filed on November 23, 2005.

(j)	Incorporated by reference from exhibit 99.3 to Registrant’s Current Report on Form 8-K filed on November 23, 2005.

(k)	Incorporated by reference from exhibit 99.4 to Registrant’s Current Report on Form 8-K filed on November 23, 2005.

(l)	Incorporated by reference from exhibit 10.27 to Registrant’s Current Report on Form 8-K filed May 21, 2009.

(m)	Incorporated by reference from exhibits 10.24 and 10.25 to Registrant’s Quarterly Report on Form 10-Q filed on May 10, 2012.

(n)	Incorporated by reference from exhibit 10.26 to Registrant’s Quarterly Report on Form 10-Q filed on February 7, 2013.

(o)	Incorporated by reference from exhibit 10.2 to Registrant’s Current Report on Form 8-K filed on January 9, 2013.

(p)	Incorporated by reference from exhibit 10.30 to Registrant’s Quarterly Report on Form 10-Q filed on May 16, 2013.

(q)	Incorporated by reference from exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on December 9, 2014.

(r)	Incorporated by reference from exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on December 15, 2014.
(*) Indicates management contracts or compensatory plans or arrangements required to be filed as exhibits to this report on Form 10-K.