Form 10-Q
period 2017-09-30
bebe stores, inc.
filed 2017-11-14
CIK 1059272

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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
Telephone: (415) 715-3900

 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐  No  ☒
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company”, and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period or complying with any new or revised financial accounting standard provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding as of October 31, 2017 was 8,115,754.

bebe stores, inc.

PART I.        FINANCIAL INFORMATION

ITEM 1.        Condensed Consolidated Financial Statements
bebe stores, inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(unaudited)

	As of September 30, 2017	As of July 1, 2017
Assets:
Current assets:
Cash and equivalents	$11,138	$17,032
Receivables	8,111	5,222
Assets of discontinued operations held for sale	8,613	25,796
Assets of discontinued operations not held for sale	160	818
Prepaid and other	1,369	1,599
Total current assets	29,391	50,467
Equity method investment	883	1,257
Other assets	598	797
Total assets	$30,872	$52,521
Liabilities and Shareholders’ Deficit:
Current liabilities:
Accounts payable	$10,346	$15,265
Accrued liabilities	10,842	12,013
Bridge loan, net of issue discount	15,601	33,158
Liabilities of discontinued operations	1,420	1,955
Total current liabilities	38,210	62,391
Non-current note payable	914	1,142
Liability for uncertain tax positions	88	88
Total liabilities	39,212	63,621
Commitments and contingencies
Shareholders’ deficit:
Preferred stock-authorized 1,000,000 shares at $0.001 par value per share; no shares issued and outstanding		—
Common stock-authorized 14,000,000 shares at $0.001 par value per share; issued and outstanding 8,114,275 and 8,096,090 shares	8	8
Additional paid-in capital	147,111	146,999
Accumulated other comprehensive income	557	573
Accumulated deficit	(156,017)	(158,680)
Total shareholders’ deficit	(8,340)	(11,100)
Total liabilities and shareholders’ deficit	$30,872	$52,521
See accompanying notes to condensed consolidated financial statements.

bebe stores, inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except per share data)
(unaudited)

	Three Months Ended
	September 30, 2017	October 1, 2016
Net sales	$—	$—
Cost of sales, including production and occupancy	—	—
Gross margin	—	—
Selling, general and administrative expenses	2,259	9,463
Operating loss	(2,259)	(9,463)
Interest (expense) and other, net	(1,046)	14
Loss from continuing operations, before income taxes	(3,305)	(9,449)
Income tax provision	—	—
Earnings in equity method investment	1,026	450
Loss from continuing operations, net of tax	(2,280)	(8,999)
Income from discontinued operations, net of tax	4,942	1,221
Net income (loss)	$2,663	$(7,778)
Basic per share amounts:
Net loss from continuing operations, net of tax	$(0.28)	$(1.12)
Net loss from discontinued operations, net of tax	0.61	0.15
Net income (loss)	$0.33	$(0.97)
Diluted per share amounts:
Net loss from continuing operations, net of tax	$(0.28)	$(1.12)
Net loss from discontinued operations, net of tax	0.61	0.15
Net income (loss)	$0.33	$(0.97)

Basic weighted average shares outstanding	8,101	8,007
Diluted weighted average shares outstanding	8,101	8,007

Other comprehensive income (loss)
Foreign currency translation adjustments	(16)	69
Other comprehensive income (loss)	(16)	69
Comprehensive income (loss)	$2,647	$(7,709)
See accompanying notes to condensed consolidated financial statements.

bebe stores, inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Three Months Ended
	September 30, 2017	October 1, 2016
Cash flows from operating activities:
Net income (loss)	$2,663	$(7,778)
Adjustments to reconcile net loss to cash used by operating activities:
Gain on sale of assets of discontinued operations held for sale	(6,666)	—
Non-cash compensation expense	119	472
Depreciation and amortization	—	4,268
Non-cash charge for asset impairment	—	764
Earnings in equity method investment	(1,026)	(450)
Cash receipt from equity method investment	1,400	600
Other	—	(91)
Changes in operating assets and liabilities:
Receivables	365	(454)
Inventories	—	406
Prepaid expenses and other	437	(1,052)
Accounts payable	(7,429)	(312)
Deferred rent and other lease incentives	—	(1,047)
Accrued liabilities	(1,215)	(3,091)
Net cash used by operating activities	(11,351)	(7,765)
Cash flows from investing activities:
Purchase of property and equipment	(83)	(376)
Proceeds from the sale of assets of discontinued operations held for sale	23,687	—
Net cash provided (used) by investing activities	23,604	(376)
Cash flows from financing activities:
Proceeds from issuance of common stock	—	3
Repayment of bridge loan	(18,133)	—
Net cash (used) provided by financing activities	(18,133)	3
Net decrease in cash and equivalents	(5,880)	(8,138)
Effect of exchange rate changes on cash	(14)	(109)
Cash and equivalents:
Beginning of period	17,032	55,525
End of period	$11,138	$47,278
See accompanying notes to condensed consolidated financial statements.

bebe stores, inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
INTERIM FINANCIAL STATEMENTS
The accompanying condensed consolidated balance sheets of the Company as of September 30, 2017 and October 1, 2016, the condensed consolidated statements of operations and comprehensive loss for the three months ended September 30, 2017 and October 1, 2016 and the condensed consolidated statements of cash flows for the three months ended September 30, 2017 and October 1, 2016 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X, without audit. Accordingly, they do not include all of the information required by accounting principles generally accepted in the United States of America for annual financial statements. Therefore, these condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended July 1, 2017.
In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position at the balance sheet dates and the results of operations for the periods presented have been included. The condensed consolidated balance sheet at July 1, 2017, presented herein, was derived from the audited balance sheet included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 1, 2017.
Going Concern Uncertainty
As of September 30, 2017, the Company's current liabilities exceed its current assets by $8.8 million. The current liabilities include a bridge loan of $15.6 million used to pay lease termination expenses, which matures May 30, 2018. The Company has listed the LA studio for sale and believes it will eventually sell the building for proceeds sufficient to meet its current obligations and its cash flow needs. However, if the LA studio does not sell in the next twelve months and the bridge loan comes due, the Company will be unable to repay the bridge loan at its maturity (May 30, 2018). As a result, the Company has concluded that there is substantial doubt about its ability to continue as a going concern for the next year.
Corporate Restructure and Strategic Partnership
During the fourth quarter of fiscal 2017, bebe stores, inc. ("bebe" or the “Company”) expanded upon its strategic joint venture arrangement entered into during fiscal 2016, and have closed all retail stores, sold its merchandise, inventory, furnishings, trade fixtures, equipment, improvements in real property, purchase orders related to its website and international wholesale business and is committed to selling its Los Angeles Design Studio. Under this partnership, during fiscal 2016 bebe contributed all of its trademarks, trademark license arrangements and related intellectual property, including domain names, social media accounts and agreements with certain of its international distributors to its joint venture BB Brand Holdings LLC (the “Joint Venture”). The Company's partner in the venture, Bluestar Alliance, LLC (“Bluestar”) continues to leverage its existing brand management organization and infrastructure to develop a wholesale domestic and international lifestyle licensing business for the Joint Venture and will manage its day-to-day operations. Going forward, the Joint Venture will aggressively pursue a licensing strategy designed to capitalize on the value of our brand in all categories and channels on a global scale. The Company expects the Joint Venture to generate long-term, committed royalties from prospective licensees of the bebe brand name. The decision to exit its retail operations was the result of continued operating losses.
The Company has agreed to provide transition services to Global Brands Group ("GBG"), an unrelated third party on a short-term basis not expected to go beyond November 30, 2018 for which it will receive a service fee that is expected to cover the Company's costs of providing the services. GBG has entered into a license agreement with the Joint Venture and beginning May 2, 2017 began to operate the website www.bebe.com as well as the international business formerly operated by the Company. In connection with this arrangement, GBG purchased the remaining finished goods inventory of from the Company on May 2, 2017.

Included in receivables is $2.6 million due from GBG for services received as of September 30, 2017.

The summarized income statement for the three month period ended September 30. 2017 for the Joint Venture is as follows:

	Three Month Ended
	September 30, 2017	October 1, 2016
	(in thousands)
Revenue	$2,894	$1,338
Gross Profit	2,894	1,338
Net income from continuing operations	2,051	899
Net Income	$2,051	$899

The Company authorized the Joint Venture to administer payments to a former landlord pursuant to a note payable in connection with a store closure. The amount of each payment is deducted from the quarterly distribution made to bebe from the Joint Venture. For the three month period ended September 30, 2017, the amount so deducted by the Joint Venture was $228,429.

FISCAL YEAR
The Company’s fiscal year is a 52 or 53 week period, each period ending on the first Saturday on or after June 30.
The three month periods ended September 30, 2017 and October 1, 2016 each include 13 weeks.
RECENT ACCOUNTING PRONOUNCEMENTS

See note 1 to the Company’s Annual Report on Form 10-K for the fiscal year ended July 1, 2017.
DISCONTINUED OPERATIONS

In the fourth quarter of fiscal 2017, as a result of continued operating losses, the Company closed all of its stores and transferred its license to operate its online store and international operations to its equity method investment.
The results of the Company's retail operations have been presented as discontinued operations in the accompanying consolidated statements of operations and comprehensive income (loss) for all periods presented and are as follows:

	Three Month Ended
	September 30, 2017	October 1, 2016
	(in thousands)
Net sales	$—	$87,238
Cost of sales, including production and occupancy	(10)	(59,743)
Gross margin	(10)	27,495
Selling, general and administrative expenses	(1,566)	(26,257)
Gain on Sale of Assets	6,666	—
Income from discontinued operations, before income tax provision	5,090	1,238
Tax provision	(148)	(17)
Income from discontinued operations, net of tax provision	$4,942	$1,221

Costs associated with these exit activities are as follows:

	Lease Termination	Severance	Total
	(in thousands)
Balance as of July 1, 2017	$2,024	$1,772	$3,796
Costs incurred in fiscal 2018	—	967	967
Cash payments made	(252)	(377)	(629)
Balance as of September 30, 2017	$1,772	$2,362	$4,134

The Company anticipates completing lease termination payments by July 1, 2019 and severance payments before December 31, 2018.

ASSETS OF DISCONTINUED OPERATIONS HELD FOR SALE

Assets of discontinued operations held for sale consist of the following, which are stated at the lower of cost or market:

Description	September 30, 2017	July 1, 2017
	(in thousands)
Distribution Center	$—	$15,622
LA Studio	8,613	8,613
Condominiums	—	1,561
Total	$8,613	$25,796

The Company sold its Distribution center and condominiums for net proceeds totaling $23.7 million during the first quarter of fiscal 2018 and recorded a gain on sale totaling $6.7 million, which is included in income from discontinued operations, net of tax.
FAIR VALUE MEASUREMENTS
The Financial Accounting Standards Board has established a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.
As of September 30, 2017, the Company held no financial instruments that are measured at fair value on a recurring basis.
The following items are measured at fair value on a recurring basis as of July 1, 2017:

Description	July 1, 2017	Using Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
	Fair value measurements at reporting date
	(In thousands)
Cash equivalents	$236	$236	$—	$—
Total	$236	$236	$—	$—

Non-Financial Assets:
The Company measures certain non-financial assets and liabilities, including long-lived assets, at fair value on a non-recurring basis. During the three months ended September 30, 2017 and October 1, 2016, the Company recorded impairment charges of approximately $0.0 million and $0.8 million, respectively, related to under-performing stores.

The following table presents the Company’s considerations of at-risk assets for the three month period ended October 1, 2016:

Three Months Ended
October 1, 2016
(dollar amounts in millions)
Number of stores identified as at risk and evaluated for impairment	7
Number of stores identified as at risk, but not impaired	(3)
Number of stores identified as at risk with impairment	4

Total carrying amount of stores identified as at risk prior to any impairment charges taken	$1.7
Total carrying amount of stores identified as at risk, but not impaired	(0.9)
Total carrying amount of stores identified for impairment	0.8
Impairment charges recorded during the period	$0.8
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
The impairment charge is included in loss from discontinued operations, net of tax in the accompanying condensed consolidated statements of operations and comprehensive loss. The Company was not required to measure any other significant non-financial assets and liabilities at fair value.
INCOME TAXES
Deferred income taxes arise from temporary differences between the tax and financial statement recognition of revenue and expenses. The Company regularly assesses the need for a valuation allowance against its deferred tax assets. In evaluating whether it is more likely than not that some or all of the Company’s deferred tax assets will not be realized, it considers all available positive and negative evidence, including recent year’s operational results which is objectively verifiable evidence. As a result of its evaluation of the realizability of its deferred tax assets as of September 30, 2017, the Company continues to believe, based upon all available evidence, that it is more likely than not that the majority of its deferred tax assets will continue to not be realized. Accordingly, the tax benefit related to the current quarter losses is not recognized. The Company will continue to maintain a valuation allowance against its deferred tax assets until the Company believes it is more likely than not that these assets will be realized in the future. If sufficient positive evidence arises in the future indicating that all or a portion of the deferred tax assets meet the more likely than not standard, the valuation allowance will be reversed accordingly in the period that such determination is made.

BRIDGE LOAN

The company has received a waiver from its lenders of the requirements of a loan agreement covenant requiring the company to maintain a required level of cash as of certain dates. The waiver is effective through December 31, 2017 as long as the Company maintains at least $10 million of cash and cash equivalents.

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
Excluded from the computation of the number of diluted weighted average shares outstanding were options to purchase 80,003 and 236,887 shares of common stock for the three months ended September 30, 2017 and October 1, 2016, respectively, which would have been anti-dilutive.
LEGAL PROCEEDINGS

As of the date of this filing, the Company is involved in ongoing legal proceedings as described below.

A former employee filed a complaint against the Company on November 2, 2010, in the Superior Court of California, San Bernardino County (Case No. CIVRS1011823) alleging failure to pay wages, failure to provide meal and rest periods, and other violations of the California Labor Code and Business & Professions Code §17200 et. seq .  The plaintiff purported to bring the action on behalf of current and former California bebe stylists and sales associates who are similarly situated.  The complaint sought damages, civil penalties, and injunctive relief among other remedies. In June 2016, the parties entered into a settlement agreement conditioned upon final Court approval. In August 2017, the Court preliminarily approved the class action settlement. The parties are in the process of the administration of the settlement with the class members. The Company believes the settlement amounts, accrued in Q4 of fiscal 2017, will not have a material adverse effect on our business, financial condition or results of operations.

A customer served the Company with a complaint on January 31, 2014, in the United States District Court for the Northern District of California (Civil Action No. C14-267 DMR) alleging various violations of the Telephone Consumer Protection Act (47 U.S.C. §§227 et seq .) and violations of California’s unfair competition law (California Business and Professions Code §§ 17200, et seq .) stemming from an alleged failure to obtain customer consent prior to sending text messages. The plaintiff purported to bring the action on behalf of others similarly situated.  The complaint sought damages and injunctive relief among other remedies. A companion proceeding, previously reported, in the United States District Court for the Northern District of California (Civil Action No. 3:14-CV-01968)) was consolidated with this action. In April 2016, the parties entered into a settlement agreement conditioned upon final Court approval. In July 2017, the Court preliminarily approved the class action settlement. The parties are in the process of the administration of the settlement with the class members. The Company believes the settlement amounts, accrued in fiscal 2017, will not have a material adverse effect on our business, financial condition or results of operations.

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
During fiscal 2017 as a result of continued operating losses, we shut down our retail operations and transferred the remainder of our licenses and intellectual property to our equity method investment. We have entered into an agreement to provide transition services to a third party, Global Brands Group ("GBG") that has taken over bebe's online and international licensee businesses. The agreement is scheduled to end November 30, 2018 and we are being paid a fee which we expect to cover substantially all of the costs of providing these services. Once this agreement ends, we will transition to managing our investment in the Joint Venture and we expect to receive a quarterly cash dividend from this investment. In addition, we expect our operating costs to reduce to an insignificant amount once we have completed the transition.
Strategic partnership During the fourth quarter of fiscal 2016, we entered into a strategic joint venture arrangement with Bluestar Alliance LLC (Bluestar). Under this partnership, bebe contributed all of its trademarks, trademark license arrangements (described in the next paragraph) and related intellectual property, including certain domain names, to a newly formed joint venture, BB Brand Holdings LLC (the Joint Venture) and received just over 50% ownership interest in the joint venture. Bluestar contributed $35 million to the newly formed joint venture that was then paid to bebe and received just under 50% ownership interest in the joint venture. Bluestar will leverage its existing brand management organization and infrastructure to develop a wholesale domestic and international lifestyle licensing business for the joint venture and will manage its day-to-day operations. During fiscal 2018 and in future years, the Joint Venture will aggressively pursue a licensing strategy designed to capitalize on the value of our brand in all categories and channels on a global scale. We expect the Joint Venture to generate long-term, committed royalties from prospective licensees of the bebe brand name.
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
The preparation of these financial statements requires the appropriate application of certain accounting policies, many of which require us to make estimates and assumptions about future events and their impact on amounts reported in our financial statements and related notes. Since future events and their impact cannot be determined with certainty, the actual results will inevitably differ from our estimates. Such differences could be material to the financial statements. We believe our application of accounting policies, and the estimates inherently required therein, are reasonable. Our most critical accounting policies are those related to revenue recognition, stock based compensation, inventories, marketable securities, impairment of long lived assets and income taxes. We continually evaluate these accounting policies and estimates, and we make adjustments when facts and circumstances dictate a change. Our accounting policies are described in Note 1 to the consolidated financial statements in our annual report on Form 10-K for the fiscal year ended July 1, 2017. This discussion and analysis should be read in conjunction with such discussion and with our condensed consolidated financial statements and related notes included in Part 1, Item 1 of this quarterly report.
RESULTS OF OPERATIONS
Our fiscal year is a 52 or 53 week period, each period ending on the first Saturday on or after June 30. The three months ended September 30, 2017 and October 1, 2016 include 13 weeks respectively.
Selling, General and Administrative Expenses. Selling, general and administrative expenses during the first quarter of fiscal 2018 primarily represents the costs to support the transition services provided to GBG, offset by fees charged to GBG. The amount decreased to $2.3 million during the three months ended September 30, 2017 from $9.5 million for the comparable period of the prior year, a decrease of $7.2 million, or 76.1%. The decrease was primarily driven by the impact of $6.9 million of fees charged to GBG during the first fiscal quarter of 2018 pursuant to the transition services agreement entered into in the fourth quarter of fiscal 2017.
Interest and Other (Loss) Income, net. Interest expense, net increased to $1.0 million for the three months ended September 30, 2017, from a nominal amount in the comparable period in the prior year. The increase was the result of interest expense related to the bridge loan entered into in the fourth quarter of fiscal 2017.
Provision for Income Taxes. The tax rate for the first quarter of fiscal 2017 was 0.0% compared to 0.0% for the comparable period of the prior year. The current quarter effective tax rate reflects the continuing impact of maintaining a valuation allowance against net deferred tax assets. Therefore, our effective tax rate for both fiscal year 2018 and 2017 continues to approximate 0%.

Earnings in equity method investment. Earnings increased by $0.6 million in the first fiscal quarter of 2018 to $1.0 million from $0.5 million in the first fiscal quarter of the prior year. The increase primarily reflects that the Joint Venture did not exist for the full fiscal quarter in 2017.
Income from Discontinued Operations, net of tax. Income from discontinued operations during the first quarter of fiscal 2018 primarily represented the net gain on sale of real estate sold during the quarter. The previous year's amount reflected the results of our retail operations which were discontinued in the fourth quarter of fiscal 2017.
SEASONALITY OF BUSINESS AND QUARTERLY RESULTS
The business of our equity method investment varies with general seasonal trends that are characteristic of the retail and apparel industries. As a result, a higher percentage of our annual income from our equity method investment is generated in the second quarter of our fiscal year, which includes the holiday selling season, compared to the other quarters of our fiscal year. If for any reason the income of the joint venture were below seasonal norms during the second quarter of our fiscal year, our annual operating results would be negatively impacted. Because of the seasonality of the business, results for any quarter are not necessarily indicative of results that may be achieved for a full fiscal year or for any other fiscal quarter.
LIQUIDITY AND CAPITAL RESOURCES

During fiscal 2017 as a result of continued operating losses, we shut down our retail operations. We have entered into an agreement to provide transition services to a third party that has taken over bebe's online and international licensee businesses. We are being paid a fee which we expect to cover substantially all of the costs of providing these services. Once this agreement ends, we will transition to managing our investment in the Joint Venture and we expect to receive a quarterly cash dividend from this investment. In addition, we expect our operating costs to reduce to an insignificant amount once we have completed the transition which we expect to occur by the end of the second quarter of fiscal 2018.

As of September 30, 2017, our current liabilities exceeded our current assets by $8.8 million. The current liabilities include a bridge loan of $15.6 million used to pay the lease termination expenses, which matures on May 30, 2018. We have listed the LA studio for sale and believe we will eventually sell the building for proceeds sufficient to meet our current obligations and cash flow needs. However, if the LA studio does not sell in the next twelve months and the bridge loan comes due, we will be unable to repay the bridge loan at its maturity (May 30, 2018). As a result, we have concluded that there is substantial doubt about our ability to continue as a going concern for the next year.
As of September 30, 2017, all cash and equivalents were held in accounts managed by third-party financial institutions consisting of invested cash and cash in our operating accounts. The invested cash is invested in interest bearing funds managed by third-party financial institutions. These funds invest in direct obligations of the government of the United States. To date, we have experienced no loss or lack of access to our invested cash or equivalents; however, we can provide no assurances that access to our invested cash and equivalents will not be impacted by adverse conditions in the financial markets.
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
Net cash used by operating activities for the three months ended September 30, 2017 was $11.4 million compared to net cash used by operating activities of $7.8 million for the three months ended October 1, 2016. The increase in cash usage of $3.6 million from the comparable period was primarily the result of the decrease in accounts payable as well as an increase in accounts receivable balances for the three months ended September 30, 2017 as compared to the same period in the prior year.
Net cash provided by investing activities for the three months ended September 30, 2017 was $23.6 million compared to $0.4 million used by investing activities for the three months ended October 1, 2016. The $24.0 million increase versus the prior year comparable period was primarily due to proceeds from sale of real estate holdings in the current year.
Net cash used by financing activities was $18.1 million for the three months ended September 30, 2017 compared with the $0.0 million provided by financing activities for the three months ended October 1, 2016. This increase in cash usage in the first quarter of fiscal 2018 was due to the repayment of a portion of the bridge loan during the fiscal quarter.
ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risks, which include changes in U.S. interest rates and, to a lesser extent, foreign exchange rates. We do not engage in financial transactions for trading or speculative purposes.

Interest Rate Risk
According to our investment policy, we may invest in taxable and tax-exempt instruments. In addition, the policy establishes limits on credit quality, maturity, issuer and type of instrument. We do not use derivative financial instruments.
The following table lists our cash as of September 30, 2017:

Fair Value
(Dollars in thousands)
Cash	$11,138
Weighted average interest rate	0.00%
Total	$11,138
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
There has been no change in our internal control over financial reporting during the quarter ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

2. Our auditors have made reference to the substantial doubt as to our ability to continue as a going concern in their audit report for the fiscal year ended July 1, 2017. There is no assurance that we will be able to continue as a going concern.
Our financial statements included with this Quarterly Report for the fiscal quarter ended September 30, 2017 have been prepared assuming that we will continue as a going concern. Our auditors have made reference to the substantial doubt as to our ability to continue as a going concern in their audit report on our audited financial statements for the year ended July 1, 2017. Because we have been issued an opinion by our auditors that substantial doubt exists as to whether the Company can continue as a going concern, it may be more difficult for the Company to attract investors. Since our auditors have raised a substantial doubt about our ability to continue as a going concern, this typically results greater difficulty to obtain financing than businesses that do not have a qualified auditors opinion. Additionally, any loans we might obtain may be on less advantageous terms. Our future is dependent upon our ability to obtain funding and upon future profitable operations from our business. We plan to seek additional funds through the sale of our remaining real estate assets. If we are unable to sell these assets on favorable terms, or at all, we may be unable to continue as a going concern.  As a result, you may be investing in a company that will not have the funds necessary to continue as a going concern. If we are not able to achieve sufficient revenues or find funding to cover our expenses, then we likely will be forced to cease operations and investors may lose their entire investment.

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
We operate a corporate office in Brisbane, California, a design studio in Los Angeles, California and a distribution facility in Hong Kong. Any serious disruption at these facilities whether due to construction, relocation, fire, flood, earthquake, terrorist acts or otherwise could harm our business. Natural disasters, extreme weather and public health concerns, including severe infectious diseases, could impact our ability to open and run our corporate offices, distribution center, stores and other operations in affected areas and/or negatively impact our foreign sourcing offices and the operations of our vendors. In addition, our ability to continue to operate our business without significant interruption in the event of a disaster or other disruption depends, in part, on the ability of our information systems to operate in accordance with our disaster recovery and business continuity plans. Lower client traffic due to the effect of natural disasters or extreme weather, security concerns, war or the threat of war and public health concerns could result in decreased sales that could have a material adverse effect on our business. In addition, threat of terrorist attacks or actual terrorist events in the United States and world-wide could cause damage or disruption to international commerce and the global economy, disrupt the production, shipment or receipt of our merchandise or lead to lower client traffic. Our ability to mitigate the adverse impact of these events depends, in part, upon the effectiveness of our disaster preparedness and response planning as well as business continuity planning. However, we cannot be certain that our plans will be adequate or implemented properly in the event of an actual disaster or other catastrophic situation. In addition, although we maintain business interruption and property insurance, we cannot assure you that our insurance coverage will be sufficient or that insurance proceeds will be timely paid to us.

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
We currently support the business of the Joint Venture via a transition services agreement, which involves the storage and transmission of customers’ personal information, consumer preferences and credit card information. We also facilitate the Joint Venture’s use mobile devices, social networking and other on-line activities to connect with our customers. If we experience a significant data security breach or fail to detect and appropriately respond to a significant data security breach, we or the Joint Venture could be exposed to government enforcement actions and private litigation, and our business could be adversely affected. For example, in November 2014, we detected suspicious activity on computers that operate the payment processing system for our stores, which appeared to be limited to data from payment cards swiped in the United States and its territories between November 8, 2014 and November 26, 2014. The data may have included cardholder name, account number, expiration date and verification codes, although we have no indication of fraudulent charges to date. We cannot assure you that we will not suffer future breaches of the portion of our network that handles payment card data, with further payment card and client information being stolen. These sorts of breaches might cause bebe customers to lose confidence in our or the Joint Venture’s ability to protect their personal information, which could cause them to stop shopping with bebe altogether. The loss of confidence from a significant data security breach involving our employees could also hurt our reputation and adversely affect our business and financial results.

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
As of September 29, 2017, Manny Mashouf, our CEO and Chairman of the Board, beneficially owned approximately 56.8% of the outstanding shares of our common stock. As a result, he has the ability to control our management and affairs and substantially all matters submitted to our shareholders for approval, including the election and removal of directors and approval of any significant transaction. He also has the ability to control our management and business affairs. This concentration of ownership may have the effect of delaying, deferring or preventing a change in control, impeding a merger, consolidation, takeover or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of our business, and could limit the price that certain investors might be willing to pay for shares of common stock, even if such a transaction would benefit other shareholders. In addition, he could also sell his shares at any time, in open market transactions, registered offerings or otherwise and such a sale could negatively impact our share price.

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

10.1(*)
Retention Bonus Letter Agreement, dated August 8, 2017, by and between bebe stores, inc. and Darren Horvath (incorporated by reference from exhibit 10.33 to Registrant’s Annual Report on Form 10-K filed on October 2, 2017).

31.1	Section 302 Certification of Chief Executive Officer.

31.2	Section 302 Certification of Chief Financial Officer.

32.1	Section 906 Certification of Chief Executive Officer.

32.2	Section 906 Certification of Chief Financial Officer.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Presentation Linkbase
(*) Indicates management contracts or compensatory plans or arrangements required to be filed as exhibits to this report on Form 10-Q.

EXHIBIT INDEX

Exhibit Number	Description

10.1(*)
Retention Bonus Letter Agreement, dated August 8, 2017, by and between bebe stores, inc. and Darren Horvath (incorporated by reference from exhibit 10.33 to Registrant’s Annual Report on Form 10-K filed on October 2, 2017).

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

Dated November 14, 2017

bebe stores, inc.

/s/ Walter Parks
Walter Parks, President, Chief Operating Officer, Chief Financial Officer