Form 10-Q
period 2017-12-30
bebe stores, inc.
filed 2018-02-12
CIK 1059272

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period or complying with any new or revised financial accounting standard provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding as of January 31, 2018 was 11,270,293.

bebe stores, inc.

		Page No.
PART I.	FINANCIAL INFORMATION

ITEM 1.	Condensed Consolidated Financial Statements

	Condensed Consolidated Balance Sheets as of December 30, 2017 and July 1, 2017	3

	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and six months ended December 30, 2017 and December 31, 2016	4

	Condensed Consolidated Statements of Cash Flows for the six months ended December 30, 2017 and December 31, 2016	5

	Notes to Condensed Consolidated Financial Statements	6

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	14

ITEM 4.	Controls and Procedures	14

PART II.	OTHER INFORMATION

ITEM 1.	Legal Proceedings	16

ITEM 1A.	Risk Factors	16

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20

ITEM 3.	Defaults Upon Senior Securities	20

ITEM 4.	Mine Safety Disclosures	20

ITEM 6.	Exhibits	20
EXHIBIT INDEX		21
SIGNATURE		22

PART I.        FINANCIAL INFORMATION

ITEM 1.        Condensed Consolidated Financial Statements
bebe stores, inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(unaudited)

	As of December 30, 2017	As of July 1, 2017
Assets:
Current assets:
Cash and equivalents	$16,835	$17,032
Receivables	1,202	5,222
Assets of discontinued operations held for sale	8,613	25,796
Assets of discontinued operations not held for sale	—	818
Prepaid and other	1,401	1,599
Total current assets	28,051	50,467
Equity method investment	907	1,257
Other assets	576	797
Total assets	$29,534	$52,521
Liabilities and Shareholders’ Deficit:
Current liabilities:
Accounts payable	$11,778	$15,265
Accrued liabilities	9,212	12,013
Bridge loan, net of issue discount	16,077	33,158
Liabilities of discontinued operations	1,158	1,955
Total current liabilities	38,225	62,391
Non-current note payable	685	1,142
Liability for uncertain tax positions	90	88
Total liabilities	39,000	63,621
Commitments and contingencies
Shareholders’ deficit:
Preferred stock-authorized 1,000,000 shares at $0.001 par value per share; no shares issued and outstanding	—	—
Common stock-authorized 14,000,000 shares at $0.001 par value per share; issued and outstanding 8,114,275 and 8,096,090 shares	8	8
Additional paid-in capital	147,234	146,999
Accumulated other comprehensive income	573	573
Accumulated deficit	(157,281)	(158,680)
Total shareholders’ deficit	(9,466)	(11,100)
Total liabilities and shareholders’ deficit	$29,534	$52,521
See accompanying notes to condensed consolidated financial statements.

bebe stores, inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	December 30, 2017	December 31, 2016	December 30, 2017	December 31, 2016
Net sales	$—	$—	$—	$—
Cost of sales, including production and occupancy	—	—	—	—
Gross margin	—	—	—	—
Selling, general and administrative expenses	2,387	10,875	4,646	20,339
Operating loss	(2,387)	(10,875)	(4,646)	(20,339)
Interest (expense) and other, net	(828)	121	(1,874)	134
Loss from continuing operations, before income taxes	(3,215)	(10,754)	(6,520)	(20,205)
Income tax provision	—	3	—	3
Earnings in equity method investment	2,141	1,029	3,166	1,479
Loss from continuing operations, net of tax	(1,074)	(9,728)	(3,354)	(18,729)
Income (loss) from discontinued operations, net of tax	(190)	4,498	4,752	5,719
Net income (loss)	$(1,264)	$(5,231)	$1,398	$(13,009)
Basic per share amounts:
Net loss from continuing operations, net of tax	$(0.13)	$(1.21)	$(0.41)	$(2.33)
Net income (loss) from discontinued operations, net of tax	(0.02)	0.56	0.58	0.71
Net income (loss)	$(0.16)	$(0.65)	$0.17	$(1.62)
Diluted per share amounts:
Net loss from continuing operations, net of tax	$(0.13)	$(1.21)	$(0.41)	$(2.33)
Net income (loss) from discontinued operations, net of tax	(0.02)	0.56	0.58	0.71
Net income (loss)	$(0.16)	$(0.65)	$0.17	$(1.62)

Basic weighted average shares outstanding	8,142	8,040	8,129	8,023
Diluted weighted average shares outstanding	8,142	8,040	8,129	8,023

Other comprehensive income (loss)	—	—	—	—
Foreign currency translation adjustments	15	(101)	(1)	(168)
Other comprehensive income (loss)	15	(101)	(1)	(168)
Comprehensive income (loss)	$(1,249)	$(5,332)	$1,397	$(13,177)
See accompanying notes to condensed consolidated financial statements.

bebe stores, inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Six Months Ended
	December 30, 2017	December 31, 2016
Cash flows from operating activities:
Net income (loss)	$1,398	$(13,009)
Adjustments to reconcile net loss to cash used by operating activities:
Gain on sale of assets of discontinued operations held for sale	(6,666)	—
Non-cash compensation expense	244	602
Depreciation and amortization	—	8,527
Non-cash charge for asset impairment	—	2,673
Earnings in equity method investment	(3,166)	(1,479)
Cash receipt from equity method investment	3,516	1,850
Other	—	(259)
Changes in operating assets and liabilities:
Receivables	4,842	91
Inventories	—	5,470
Prepaid expenses and other	428	5,796
Accounts payable	(3,406)	1,607
Deferred rent and other lease incentives	—	(1,542)
Accrued liabilities	(2,859)	2,755
Net cash (used) provided by operating activities	(5,669)	13,082
Cash flows from investing activities:
Purchase of property and equipment	(83)	(1,723)
Proceeds from the sale of assets of discontinued operations held for sale	23,687	—
Net cash provided (used) by investing activities	23,604	(1,723)
Cash flows from financing activities:
Proceeds from issuance of common stock	—	2
Repayment of bridge loan	(18,133)	—
Net cash (used) provided by financing activities	(18,133)	2
Net decrease in cash and equivalents	(198)	11,361
Effect of exchange rate changes on cash	1	(94)
Cash and equivalents:
Beginning of period	17,032	55,525
End of period	$16,835	$66,792
See accompanying notes to condensed consolidated financial statements.

bebe stores, inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
INTERIM FINANCIAL STATEMENTS
The accompanying condensed consolidated balance sheets of the Company as of December 30, 2017 and July 1, 2017, the condensed consolidated statements of operations and comprehensive income (loss) for the three and six months ended December 30, 2017 and December 31, 2016 and the condensed consolidated statements of cash flows for the six months ended December 30, 2017 and December 31, 2016 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X, without audit. Accordingly, they do not include all of the information required by accounting principles generally accepted in the United States of America for annual financial statements. Therefore, these condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended July 1, 2017.
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
Going Concern Considerations

As of December 30, 2017, our current liabilities exceeded our current assets by $10.2 million. The current liabilities include a bridge loan of $16.1 million, net of issue discount, used to pay lease termination expenses, which was to mature on May 30, 2018. On January 12, 2018, however, the bridge loan was canceled in its entirety in exchange for common stock in the Company (see Subsequent Events below). Assuming this debt conversion had occurred on December 30, 2017, our current assets would have exceeded our current liabilities by $5.9 million. We continue to hold the LA studio for sale and believe we will eventually sell the building for proceeds in excess of the recorded book value. We expect our operating costs to reduce to an insignificant amount once we have completed our obligations under the transition services agreement. Should we require additional liquidity and in the event that the building is not sold, we believe it can be leveraged. As a result of our improved liquidity position and expectation of available financing, therefore, we have concluded that cash and cash equivalents, cash flows from operating activities and available financing, if necessary, will be sufficient to fund operations and meet our financial obligations through February 28, 2019.
Corporate Restructure and Strategic Partnership
During the fourth quarter of fiscal 2017, bebe stores, inc. (“bebe” or the “Company”) expanded upon its strategic joint venture arrangement entered into during fiscal 2016, and has closed all retail stores, sold its merchandise, inventory, furnishings, trade fixtures, equipment, improvements in real property, purchase orders related to its website and international wholesale business and is committed to selling its Los Angeles Design Studio. Under this partnership, during fiscal 2016 bebe contributed all of its trademarks, trademark license arrangements and related intellectual property, including domain names, social media accounts and agreements with certain of its international distributors to its joint venture BB Brand Holdings LLC (the “Joint Venture”). The Company's partner in the venture, Bluestar Alliance, LLC (“Bluestar”) continues to leverage its existing brand management organization and infrastructure to develop a wholesale domestic and international lifestyle licensing business for the Joint Venture and will manage its day-to-day operations. Going forward, the Joint Venture will pursue a licensing strategy designed to capitalize on the value of bebe's brand in all categories and channels on a global scale. The Company expects the Joint Venture to generate long-term, committed royalties from prospective licensees of the bebe brand name. The decision to exit its retail operations was the result of continued operating losses.
The Company has agreed to provide transition services to Global Brands Group (“GBG”), an unrelated third party on a short-term basis not expected to go beyond November 30, 2018 for which it receives a service fee that is expected to cover the Company's costs of providing the services. GBG has entered into a license agreement with the Joint Venture and beginning May 2, 2017 began to operate the website www.bebe.com as well as the international business formerly operated by the Company. In connection with this arrangement, GBG purchased the remaining finished goods inventory of from the Company on May 2, 2017.

The summarized income statement for the three and six month period ended December 30, 2017 for the Joint Venture is as follows:

	Three Months Ended		Six Months Ended
	December 31, 2017	December 31, 2016	December 31, 2017	December 31, 2016
	(in thousands)		(in thousands)
Revenue	$5,114	$2,395	$8,008	$3,733
Gross Profit	5,114	2,395	8,008	3,733
Net income from continuing operations	4,281	2,058	6,332	2,958
Net Income	$4,281	$2,058	$6,332	$2,958

The Company authorized the Joint Venture to administer payments to a former landlord pursuant to a note payable in connection with a store closure. The amount of each payment is deducted from the quarterly distribution made to bebe from the Joint Venture. For the three and six month period ended December 30, 2017, the amount so deducted by the Joint Venture was $228,429 and $456,858, respectively.

FISCAL YEAR
The Company’s fiscal year is a 52 or 53 week period, each period ending on the first Saturday on or after June 30.
The three month periods ended December 30, 2017 and December 31, 2016 each include 13 weeks.
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
The results of the Company's retail operations have been presented as discontinued operations in the accompanying consolidated statements of operations and comprehensive income (loss) for all periods presented and are as follows:

	Three Months Ended		Six Months Ended
	December 30, 2017	December 31, 2016	December 30, 2017	December 31, 2016
	(in thousands)		(in thousands)
Net sales	$—	$101,931	$—	$189,169
Cost of sales, including production and occupancy	—	(66,903)	(10)	(126,647)
Gross margin	—	35,028	(10)	62,522
Selling, general and administrative expenses	(320)	(30,524)	(1,886)	(56,780)
Gain on sale of assets	—	—	6,666	—
Income (loss) from discontinued operations, before income tax provision	(320)	4,504	4,770	5,742
Tax provision	130	(6)	(18)	(23)
Income (loss) from discontinued operations, net of tax provision	$(190)	$4,498	$4,752	$5,719

Costs associated with these exit activities are as follows:

	Lease Termination	Severance	Total
	(in thousands)
Balance as of July 1, 2017	$2,024	$1,772	$3,796
Costs incurred in fiscal 2018	—	1,143	1,143
Cash payments made	(654)	(1,354)	(2,008)
Balance as of December 30, 2017	$1,370	$1,561	$2,931

The Company anticipates completing lease termination payments by July 1, 2019 and severance payments before December 31, 2018.

ASSETS OF DISCONTINUED OPERATIONS HELD FOR SALE

Assets of discontinued operations held for sale consist of the following, which are stated at the lower of cost or market:

Description	December 30, 2017	July 1, 2017
	(in thousands)
Distribution Center	$—	$15,622
LA Studio	8,613	8,613
Condominiums	—	1,561
Total	$8,613	$25,796

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
As of December 30, 2017, the Company held no financial instruments that are measured at fair value on a recurring basis.
The following items are measured at fair value on a recurring basis as of July 1, 2017:

Description	July 1, 2017	Using Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
	Fair value measurements at reporting date
	(In thousands)
Cash equivalents	$236	$236	$—	$—
Total	$236	$236	$—	$—

INCOME TAXES
Deferred income taxes arise from temporary differences between the tax and financial statement recognition of revenue and expenses. The Company regularly assesses the need for a valuation allowance against its deferred tax assets. In evaluating whether it is more likely than not that some or all of the Company’s deferred tax assets will not be realized, it considers all available positive and negative evidence, including recent year’s operational results which is objectively verifiable evidence. As a result of its evaluation of the realizability of its deferred tax assets as of December 30, 2017, the Company continues to believe, based upon all available evidence, that it is more likely than not that the majority of its deferred tax assets will continue to not be realized. Accordingly, the tax benefit related to the current quarter losses is not recognized. The Company will continue to maintain a valuation allowance against its deferred tax assets until the Company believes it is more likely than not that these assets will be realized in the future. If sufficient positive evidence arises in the future indicating that all or a portion of the deferred tax assets meet the more likely than not standard, the valuation allowance will be reversed accordingly in the period that such determination is made.
On December 22, 2017, the Tax Cuts and Jobs Act was signed into law, which reduced the current corporate federal income tax rate to 21% from 35%.  Accordingly, during the second quarter of fiscal 2018, we revalued our U.S. deferred tax assets and liabilities based on the lower rate. We simultaneously recognized the effect of this rate change on our deferred tax asset valuation allowances.  As a result, the Act had no impact to the statement of operations and comprehensive loss.

BRIDGE LOAN
The Bridge Loan on the accompanying balance sheets is presented net of original issue discount and includes debt issuance costs.  During the six month period ended December 31, 2017, we repaid $18.1M of the Bridge Loan’s outstanding balance.   Amortization of the original issue discount and debt issuance costs for the same period totaled $1.1M.

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
Excluded from the computation of the number of diluted weighted average shares outstanding were options to purchase 72,531 and 389,453 shares of common stock for the three months ended December 30, 2017 and December 31, 2016 and 83,752 and 312,572 shares of common stock for the six months ended December 30, 2017 and December 31, 2016, respectively, which would have been anti-dilutive.
LEGAL PROCEEDINGS

As of the date of this filing, the Company is involved in ongoing legal proceedings as described below.

A former employee filed a complaint against the Company on November 2, 2010, in the Superior Court of California, San Bernardino County (Case No. CIVRS1011823) alleging failure to pay wages, failure to provide meal and rest periods, and other violations of the California Labor Code and Business & Professions Code §17200 et. seq. The plaintiff purported to bring the action on behalf of current and former California bebe stylists and sales associates who are similarly situated. The complaint sought damages, civil penalties, and injunctive relief among other remedies. In June 2016, the parties entered into a settlement agreement conditioned upon final Court approval. In December 2017, the Court issued its order granting final approval of the class action settlement. The parties are in the process of the administration of the settlement with the class members. The Company believes the settlement amounts, accrued in Q4 of fiscal 2017, will not have a material adverse effect on our business, financial condition or results of operations.

A customer served the Company with a complaint on January 31, 2014, in the United States District Court for the Northern District of California (Civil Action No. C14-267 DMR) alleging various violations of the Telephone Consumer Protection Act (47 U.S.C. §§227 et seq.) and violations of California’s unfair competition law (California Business and Professions Code §§ 17200, et. seq.) stemming from an alleged failure to obtain customer consent prior to sending text messages. The plaintiff purported to bring the action on behalf of others similarly situated. The complaint sought damages and injunctive relief among other remedies. A companion proceeding, previously reported, in the United States District Court for the Northern District of California (Civil Action No. 3:14-CV-01968)) was consolidated with this action. In April 2016, the parties entered into a settlement agreement conditioned upon final Court approval. In December 2017, the Court issued its order granting final approval of the class action settlement. The parties are in the process of the administration of the settlement with the class members. The Company believes the settlement amounts, accrued in fiscal 2017, will not have a material adverse effect on our business, financial condition or results of operations.

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
SUBSEQUENT EVENTS

Debt Conversion, Purchase and Sale Agreement
On January 12, 2018, the Company entered into an agreement with its bridge loan lender under which the lender canceled all of the outstanding principal amount and accrued interest under the bridge loan in exchange for 2,819,528 shares in the Company at a conversion price of $6.00 per share. The bridge loan carried a balance, including accrued interest, of $16.9 million as of December 30, 2017. The lender also acquired 250,000 shares of common stock from both the Company and its principal shareholder, also at $6.00 per share for which the Company received $1.5 million. Following the closing of these transactions the lender owned 3,319,528 shares of common stock or approximately 29.4% of our outstanding capital stock.
Pursuant to this agreement, certain changes were made to the composition of the Company’s board of directors, including (i) the size of the board was set at five members, (ii) two of the Company’s independent directors resigned from the board effective immediately, (iii) the remaining two other independent directors submitted resignations to the board to be effective no later than October 1, 2018, and (iv) two new directors were appointed to the board as designees of the purchaser.
The agreement also provides that we will at least annually distribute a cash dividend to our shareholders from the cash proceeds received by us from the Joint Venture after providing for our expenses and liabilities.
Investor Agreement and Material Modification to Rights of Security Holders
Also on January 12, 2018, the purchaser entered into an agreement with our principal stockholder. This agreement imposes certain acquisition and transfer restrictions on the shares of common stock held directly or controlled by the principal stockholder to avoid an “ownership change” of the Company within the meaning of Section 382 of the Internal Revenue Code of 1986, as amended (the "Code"). This agreement was entered into in order to preserve certain net operating losses of the Company for U.S. federal income tax purposes.

Also on January 12, 2018, the board adopted a tax benefit preservation plan between the Company and Computershare Trust Company, N.A., as rights agent, in order to help preserve the value of certain deferred tax benefits, including those generated by net operating losses and certain other tax attributes. The ability to use these tax benefits would be substantially limited if the Company were to experience an “ownership change” as defined under Section 382 of the Code. The tax plan reduces the likelihood that such changes will occur, by acting as a deterrent to any person acquiring shares of the Company equal to or exceeding certain thresholds without the approval of the board.

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
During fiscal 2017 as a result of continued operating losses, we shut down our retail operations and transferred the remainder of our licenses and intellectual property to our equity method investment. We have entered into an agreement to provide transition services to a third party, GBG, that has taken over bebe's online and international licensee businesses. The agreement is scheduled to end November 30, 2018 and we are being paid a fee which we expect to cover substantially all of the costs of providing these services. Once this agreement ends, we will transition to managing our investment in the Joint Venture and we expect to receive a quarterly cash dividend from this investment. In addition, we expect our operating costs to reduce to an insignificant amount once we have completed the transition.
Strategic partnership During the fourth quarter of fiscal 2016, we entered into a strategic joint venture arrangement with Bluestar. Under this partnership, bebe contributed all of its trademarks, trademark license arrangements and related intellectual property, including certain domain names, to the Joint Venture and received just over 50% ownership interest in the joint venture. Bluestar contributed $35 million to the Joint Venture that was then paid to bebe and received just under 50% ownership interest in the joint venture. Bluestar will leverage its existing brand management organization and infrastructure to develop a wholesale domestic and international lifestyle licensing business for the joint venture and will manage its day-to-day operations. During fiscal 2018 and in future years, the Joint Venture will pursue a licensing strategy designed to capitalize on the value of our brand in all categories and channels on a global scale. We expect the Joint Venture to generate long-term, committed royalties from prospective licensees of the bebe brand name.
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
Delisting from Nasdaq On December 18, 2017, we delisted from, and ceased trading on, the NASDAQ Stock Market.  We began trading on the OTCQB Market, which is operated by OTC Markets Group, a centralized electronic quotation service for over-the-counter securities. The decision of the board of directors to move the listing of its common stock from Nasdaq to the OTCQB was driven by cost savings. We have retained the trading symbol BEBE.
Debt Conversion, Purchase and Sale Agreement On January 12, 2018, we entered into an agreement with our bridge loan lender under which the lender canceled all of the outstanding principal amount and accrued interest under the bridge loan in exchange for 2,819,528 shares of our common stock at a conversion price of $6.00 per share. The bridge loan carried a balance, including accrued interest, of $16.9 million as of December 30, 2017. The lender also acquired 250,000 shares of common stock from both us and our principal shareholder, also at $6.00 per share for which the Company received $1.5 million. Following the closing of these transactions, the lender owned 3,319,528 shares of common stock or approximately 29.4% of our outstanding capital stock.
Pursuant to this agreement, certain changes were made to the composition of our board of directors, including (i) the size of the board was set at five members, (ii) two of our independent directors resigned from the board effective immediately, (iii) the remaining two other independent directors submitted resignations to the board to be effective no later than October 1, 2018, and (iv) two new directors were appointed to the board as designees of the purchaser.

The agreement also provides that we will at least annually distribute a cash dividend to our shareholders from the cash proceeds received by us from the Joint Venture after providing for our expenses and liabilities.
Investor Agreement and Material Modification to Rights of Security Holders
Also on January 12, 2018, the purchaser entered into an agreement with our principal stockholder. This agreement imposes certain acquisition and transfer restrictions on the shares of common stock held directly or controlled by the principal stockholder to avoid an “ownership change” of the Company within the meaning of Section 382 of the Code. This agreement was entered into in order to preserve certain of our net operating losses for U.S. federal income tax purposes.
Also on January 12, 2018, the board adopted a tax benefit preservation plan between us and Computershare Trust Company, N.A., as rights agent, in order to help preserve the value of certain deferred tax benefits, including those generated by net operating losses and certain other tax attributes. The ability to use these tax benefits would be substantially limited if we were to experience an “ownership change” as defined under Section 382 of the Code. The tax plan reduces the likelihood that such changes will occur, by acting as a deterrent to any person acquiring our shares equal to or exceeding certain thresholds without the approval of our board.

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
RESULTS OF OPERATIONS
Our fiscal year is a 52 or 53 week period, each period ending on the first Saturday on or after June 30. The three months ended December 30, 2017 and December 31, 2016 include 13 weeks respectively. The six months ended December 30, 2017 and December 31, 2016 include 26 weeks respectively.
Selling, General and Administrative Expenses. Selling, general and administrative expenses during the second quarter of fiscal 2018 primarily represents the costs to support the transition services provided to GBG, offset by fees charged to GBG.
For the three months ended December 30, 2017, selling, general and administrative expenses decreased to $2.4 million from $10.9 million for the comparable period of the prior year, a decrease of $8.5 million, or 78.1%. The decrease was primarily driven by the discontinuation of operations in the fourth quarter of fiscal 2017. Expenses were further reduced by $4.3 million of fees charged to GBG during the second fiscal quarter of 2018 pursuant to the transition services agreement entered into in the fourth quarter of fiscal 2017.
For the six months ended December 30, 2017, selling, general and administrative expenses decreased to $4.6 million during the six months ended December 30, 2017 from $20.3 million for the comparable period of the prior year, a decrease of $15.7 million, or 77.2%. The decrease was primarily driven by the impact of $11.2 million of fees charged to GBG during the six months of 2018 pursuant to the transition services agreement entered into in the fourth quarter of fiscal 2017 as well as the discontinuation of operations in the fourth quarter of fiscal 2017.

Interest and Other (Loss) Income, net. Interest expense, net increased to $0.8 million and $1.9 million for the three and six month periods ended December 30, 2017, reflecting the bridge loan entered into in the fourth quarter of fiscal 2017. Interest expense was nominal during fiscal 2017. As disclosed above, on January 12, 2018, all amounts outstanding under the bridge loan were converted into shares of our common stock. Following that conversion, we will no longer incur any interest expense.
Provision for Income Taxes. Tax provisions for both the three and six month periods ended at both of December 30, 2017 and December 31, 2016 reflect a zero percentage effective tax rate because of our pre-tax losses in both years. The effective tax rate for all periods reflects the continuing impact of maintaining a valuation allowance against net deferred tax assets.

Earnings in equity method investment. Earnings in our equity method investment increased to $2.1 million for the three months ended December 30, 2017, from $1.0 million in the comparable prior year quarter, as a result of improved operating results of our Joint Venture. For the six month period ended December 30, 2017, earnings in our equity method investment increased to $3.2 million from $1.5 million in the first six months of the prior year, an increase of $1.7 million. The increase primarily reflects that the Joint Venture did not exist for the full first fiscal quarter in 2017.

Income (Loss) from Discontinued Operations, net of tax. Income (Loss) from discontinued operations during the three months ended December 30, 2017 was ($0.2) million compared to $4.5 million for the three months ended December 30, 2016, as we substantially completed the wind-down of our retail operations. Income (Loss) from discontinued operations for the six months ended December 30, 2017 was $4.8 million compared to $5.7 million in the comparable period of the prior year, primarily because of the net gain on sale of real estate sold during the first quarter of fiscal 2018. The previous year's amount reflected the results of our retail operations which were discontinued in the fourth quarter of fiscal 2017.

SEASONALITY OF BUSINESS AND QUARTERLY RESULTS
The business of our equity method investment varies somewhat with general seasonal trends that are characteristic of the retail and apparel industries. As a result, a higher percentage of our annual income from our equity method investment is generated in the second quarter of our fiscal year, which includes the holiday selling season, compared to the other quarters of our fiscal year. If for any reason the income of the joint venture were below seasonal norms during the second quarter of our fiscal year, our annual operating results would be negatively impacted. Because of the seasonality of the business, results for any quarter are not necessarily indicative of results that may be achieved for a full fiscal year or for any other fiscal quarter.
LIQUIDITY AND CAPITAL RESOURCES

During fiscal 2017, as a result of continued operating losses, we shut down our retail operations. We have entered into an agreement to provide transition services to a third party that has taken over bebe's online and international licensee businesses. We are being paid a fee which we expect to cover substantially all of the costs of providing these services. Once this agreement ends, we will transition to managing our investment in the Joint Venture and we expect to continue to receive a quarterly cash dividend from this investment. In addition, our other operating costs have been reduced to insignificant levels following the transition described above.
As of December 30, 2017, all cash and equivalents were held in accounts managed by third-party financial institutions consisting of invested cash and cash in our operating accounts. The invested cash is invested in interest bearing funds managed by third-party financial institutions. These funds invest in direct obligations of the government of the United States. To date, we have experienced no loss or lack of access to our invested cash or equivalents; however, we can provide no assurances that access to our invested cash and equivalents will not be impacted by adverse conditions in the financial markets.
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
Net cash used by operating activities for the six months ended December 30, 2017 was $5.7 million compared to net cash generated by operating activities of $13.1 million for the six months ended December 31, 2016. The increase in cash usage of $18.8 million from the comparable period was primarily the result of our paying down accounts payable and accrued liabilities in fiscal 2018, as well as an decrease in accounts receivable balances for the six months ended December 30, 2017. The increase also reflects the liquidation of inventories and prepaid assets in the same period of the prior year.
Net cash provided by investing activities for the six months ended December 30, 2017 was $23.6 million compared to $1.7 million used by investing activities for the six months ended December 31, 2016. The $25.3 million increase versus the prior year comparable period was primarily due to proceeds from sale of real estate holdings in the current year.
Net cash used by financing activities was $18.1 million for the six months ended December 30, 2017 compared with the $0.0 million provided by financing activities for the six months ended December 31, 2016. The cash usage in the first quarter of fiscal 2018 represented the repayment of a portion of the bridge loan during the fiscal quarter.

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
The following table lists our cash as of December 30, 2017:

Fair Value
(Dollars in thousands)
Cash	$16,835
Weighted average interest rate	0.00%
Total	$16,835
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

There has been no change in our internal control over financial reporting during the quarter ended December 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

6. Our business could be adversely impacted by unfavorable international political conditions.
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

7. Our ability to conduct business could be negatively impacted by the effects of natural disasters, war, terrorism, public health concerns or other catastrophes.
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

8. If we, through our interest in the Joint Venture, are not able to protect our intellectual property our business may be harmed.
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

9. Our business may be negatively impacted by any failure to comply with regulatory requirements.
As a public company, we are subject to numerous regulatory requirements, including those imposed by the Sarbanes-Oxley Act of 2002 and the SEC. In addition, we are subject to numerous domestic and foreign laws and regulations affecting our business, including those related to labor, employment, worker health and safety, competition, privacy, consumer protection, credit cards, import/export and anti-corruption, including the Foreign Corrupt Practices Act and the Telephone Consumer Protection Act. Our employees, subcontractors, vendors and suppliers could take actions that violate these requirements and/or our compliance policies and procedures, which could have a material adverse effect on our reputation, financial condition and on the market price of our common stock. Regulatory developments regarding the use of “conflict minerals,” certain minerals originating from the Democratic Republic of Congo and adjoining countries, could affect the sourcing and availability of raw materials used by suppliers and subject us to costs associated with the relevant regulations, including for diligence pertaining to the presence of any conflict minerals used in our products, possible changes to products, processes or sources of our inputs and reporting requirements.

10. There are litigation and other claims against us from time to time, which could distract management from our business activities and could lead to adverse consequences to our business and financial condition.
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

11. We are subject to cyber-security risks and may incur increasing costs in an effort to minimize those risks and to respond to cyber incidents.
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

12. The Joint Venture relies on information technology to help manage its operations and our e-commerce store, the disruption of which could adversely impact our business.
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

13. We are responsible for maintaining the privacy of personally identifiable information of our customers.
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
Our common stock is quoted on the OTC Market, which has experienced, and is likely to experience in the future, significant price and volume fluctuations, which could adversely affect our stock price without regard to our financial performance. In addition, we believe that factors such as quarterly fluctuations in our financial results and comparable sales; announcements by other apparel, accessory, music and gift item retailers; the trading volume of our stock; changes in estimates of our performance by securities analysts; litigation; overall economic and political conditions, including the global economic downturn; the condition of the financial markets, including the credit crisis; and other events or factors outside of our control could cause our stock price to fluctuate substantially.

2. If we sell shares of our common stock in the future, shareholders may experience immediate dilution and, as a result, our stock price may decline.
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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Not applicable.
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.
ITEM 6.    EXHIBITS
(a) Exhibits. The following is a list of exhibits filed as part of this Report on Form 10-Q.

Exhibit	Description

10.1(*)	Retention Bonus Letter Agreement, dated June 28, 2017, by and between bebe stores, inc. and Walter Parks

31.1	Section 302 Certification of Chief Executive Officer.

31.2	Section 302 Certification of Chief Financial Officer.

32.1	Section 906 Certification of Chief Executive Officer.

32.2	Section 906 Certification of Chief Financial Officer.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Presentation Linkbase
(*) Indicates management contracts or compensatory plans or arrangements required to be filed as exhibits to this report on Form 10-Q.

EXHIBIT INDEX

Exhibit Number	Description

10.1 (*)	Retention Bonus Letter Agreement, dated June 28, 2017, by and between bebe stores, inc. and Walter Parks

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 906 Certification of Chief Executive Officer

32.2	Section 906 Certification of Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Presentation Linkbase
(*) Indicates management contracts or compensatory plans or arrangements required to be filed as exhibits to this report on Form 10-Q.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated February 12, 2018

bebe stores, inc.

/s/ Joe Scirocco
Joe Scirocco, Managing Director (Principal Financial and Accounting Officer)